Form 10-K
period 1998-12-31
PRISON REALTY CORP
filed 1999-03-30
CIK 1070985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25245

                            PRISON REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

                       MARYLAND                           62-1763875
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)

          10 BURTON HILLS BLVD., SUITE 100, NASHVILLE, TENNESSEE 37215
              (Address and zip code of principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-0200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
     Common Stock, $.01 par value                 New York Stock Exchange
  8.0% Series A Cumulative Preferred              New York Stock Exchange
         Stock, $.01 par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates was approximately $2,140,713,608 as of March 19, 1999, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant's Common Stock outstanding on March 19, 1999 was 113,041,110.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this report incorporates by reference information from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held in May 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than March 31, 1999.

                            PRISON REALTY CORPORATION

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


Item No.                                                                     Page
--------                                                                     ----
                                PART I.

1.   Business.                                                                 2
2.   Properties.                                                              22
3.   Legal Proceedings.                                                       27
4.   Submission of Matters to a Vote of Stockholders.                         28

                                PART II.

5.   Market for Registrant's Common Equity and Related Stockholder Matters.   29
6.   Selected Financial Data.                                                 37
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.                                               39
7A.  Quantitative and Qualitative Disclosures about Market Risk.              56
8.   Financial Statements and Supplementary Data.                             57
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure.                                                57

                                PART III.

10.  Directors and Executive Officers of the Company.                         58
11.  Executive Compensation.                                                  58
12.  Security Ownership of Certain Beneficial Owners and Management.          58
13.  Certain Relationships and Related Transactions.                          58

                                PART IV.

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.         59

                               SIGNATURES.


          PRESENTATION OF PRISON REALTY CORPORATION - EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report") relates to Prison Realty Corporation, a Maryland corporation (the "Company"). The Company, which was formed in September 1998, began operations on January 1, 1999 as the result of the completion of the mergers of Corrections Corporation of America, a Tennessee corporation ("CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Prison Realty"), with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "Merger"). Generally, the information presented herein reflects the completion of the Merger and the current business and operations of the Company. However, certain information contained herein, including the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements, is reported as of December 31, 1998 and, therefore, reflects the condition of the Company on that date. As such, this information describes the Company after the completion of its merger with CCA (the "CCA Merger"), but prior to its merger with Prison Realty (the "Prison Realty Merger").

The Merger has been legally structured as a common control transfer from CCA to the Company. For accounting purposes, the Merger has been accounted for as a reverse acquisition of the Company by CCA and the purchase of Prison Realty by the Company. As such, CCA has been treated as the acquiring company, and Prison Realty has been treated as the acquired company, for financial reporting purposes. Accordingly, as of January 1, 1999, the historical book basis of the assets, liabilities and shareholders' equity of CCA has become the carrying value of the assets, liabilities and stockholders' equity of the Company, and the assets and liabilities of Prison Realty have been recorded on the books of the Company at their estimated fair value.

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING INFORMATION

This Annual Report contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions, are used in this Annual Report, forward-looking statements are being made.

You should be aware that, while the Company believes the expectations reflected in these forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. These risks and uncertainties are disclosed under "Risk Factors" set forth herein, in the Company's Registration Statement on Form S-3 (Reg. no. 333-70419), filed with the Securities and Exchange Commission (the "Commission") on January 11, 1999 (the "Registration Statement on Form S-3"), and in "Management's Discussion and Analysis of Financial Condition and Results of Operation" set forth herein. Because of these risks and uncertainties, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. You should not regard the forward-looking statements included or incorporated by reference herein as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                     PART I.

ITEM 1. BUSINESS.

BACKGROUND AND FORMATION TRANSACTIONS

THE COMPANY

Effective January 1, 1999, the Company completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated September 29, 1998 (the "Merger Agreement"), by and among CCA, Prison Realty and the Company. The Company intends to operate so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes commencing with its taxable year ending December 31, 1999. Currently, the Company is the largest self-administered and self-managed REIT specializing in acquiring, developing and owning correctional and detention facilities. As of March 19, 1999, the Company owned 47 correctional and detention facilities, of which nine new facilities were under construction, in 17 states, the District of Columbia and the United Kingdom with a total design capacity in excess of 44,000 beds. As of March 19, 1999, approximately 30,000 beds were leased under 38 operating leases. The Company is currently developing 14,000 beds through the construction of the nine new facilities and the expansion of six currently operating facilities.

As of March 19, 1999, Operating Company, as discussed herein, leased 30 of the Company's 47 facilities. The Company also leases three of its facilities to private operators other than Operating Company and leases five of its facilities to government entities. The Company expects that Operating Company will lease eight of the nine Company facilities currently under construction. Operating Company has contracts to manage 38 correctional and detention facilities currently in operation. Operating Company, together with the Service Companies, as discussed herein, manage 62 privatized adult facilities in the United States and 36,589 private beds in the United States. In addition, they have contracts to operate juvenile facilities with an aggregate design capacity of almost 700 beds.

CCA

Prior to the Merger, CCA was the largest developer and manager of private correctional and detention facilities worldwide, with facilities in 22 states, the District of Columbia, Puerto Rico, Australia and the United Kingdom. At the time of the Merger, CCA had contracts to manage 82 correctional and detention facilities with a total design capacity of 70,121 beds, of which 70 facilities, with a total design capacity of 51,223 beds, were in operation, and was in the process of developing 12 additional facilities. The services provided by CCA to government agencies included the integrated design, construction and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. In addition to providing the fundamental residential services relating to adult and juvenile inmates, CCA offered a large variety of rehabilitation and education programs, including basic education, life skills and employment training and substance abuse treatment. CCA also provided health care, institutional food services, transportation requirements and work and recreational programs. In addition, CCA owned TransCor America, Inc., which provided inmate transportation services for numerous government agencies.

At the time of the Merger, CCA, through its United Kingdom joint venture, UK Detention Services, Ltd. ("UKDS"), managed one facility in the United Kingdom and, through its Australian joint venture, CC Australia, Pty.Ltd. ("CC Australia"), managed two facilities in Australia and had contracts to provide inmate transportation services in Australia. In 1994, CCA entered into an international strategic alliance with Sodexho S.A., a French conglomerate and predecessor in interest to Sodexho Alliance, S.A.

("Sodexho"), for the purpose of pursuing prison management business outside the United States. In connection with the alliance, Sodexho purchased a significant ownership in CCA and entered into certain agreements with CCA relating to future financings by CCA and corporate governance and control matters.

PRISON REALTY

Prison Realty was formed in 1997 to acquire and develop correctional and detention facilities and to lease these facilities to qualified third-party operators pursuant to long-term leases. Prior to the Merger, Prison Realty was the largest REIT focusing on the ownership of correctional and detention facilities. As of December 31, 1998, Prison Realty owned 24 correctional and detention facilities, with a total design capacity in excess of 18,000 beds, of which 18 facilities were leased to CCA. Prison Realty operated so as to qualify as a REIT for federal income tax purposes.

THE MERGER TRANSACTIONS

Pursuant to the terms of the Merger Agreement, each of CCA and Prison Realty was merged with and into the Company, with the Company being the surviving corporation. In the Merger, each issued and outstanding share of CCA common stock, $1.00 par value per share ("CCA Common Stock"), was converted into the right to receive 0.875 share of common stock, $0.01 par value per share, of the Company ("Company Common Stock"). Each issued and outstanding common share, $0.01 par value per share, of Prison Realty ("Prison Realty Common Shares") was converted into 1.0 share of Company Common Stock. Each issued and outstanding 8% Series A Cumulative Preferred Share, $0.01 par value per share, of Prison Realty ("Prison Realty Preferred Shares") was converted into 1.0 share of the 8% Series A Cumulative Preferred Stock, $0.01 par value per share, of the Company ("Company Preferred Stock"). Approximately 105,272,183 shares of Company Common Stock and 4,300,000 shares of Company Preferred Stock were issued in the Merger.

As a result of the Merger, CCA Common Stock and Prison Realty Common and Preferred Shares are no longer traded on the New York Stock Exchange (the "Exchange") or on any other securities exchange or market. On January 4, 1999, Company Common Stock began trading on the Exchange under the symbol "PZN" and Company Preferred Stock began trading on the Exchange under the symbol "PZN PrA."

As a result of the Merger, the Company acquired certain assets from each of CCA and Prison Realty, including correctional and detention facilities previously owned by CCA and Prison Realty and ownership of the name "Corrections Corporation of America." Also as a result of the Merger, the Company succeeded to CCA's and Prison Realty's rights under certain agreements entered into by the parties immediately prior to and contemporaneously with the completion of the Merger. These agreements, and the series of transactions related thereto (collectively, the "Merger-Related Transactions"), were designed to provide for the strategic combination of the companies and to enable the Company to meet the requirements applicable to REITs. The Merger-Related Transactions are summarized as follows:

           - On December 31, 1998, immediately prior to the Prison Realty Merger and in connection with the CCA Merger, CCA sold to a newly-formed management company, Correctional Management Services Corporation, a Tennessee corporation ("Operating Company"), all of the issued and outstanding capital stock of certain wholly owned corporate subsidiaries of CCA, certain management contracts and certain other non-real estate assets related thereto and entered into the Trade Name Use Agreement with Operating Company, as defined and discussed below. In exchange, CCA received an installment note in the principal amount of $137.0 million (the "Operating Company Note"), 100% of the non-voting common stock of Operating Company and certain additional consideration under the Trade Name Use Agreement. The non-voting common stock represents approximately a 9.5% economic interest in Operating Company. The Operating Company Note is payable over 10 years and bears interest at a rate of 12% per annum. Interest only is generally payable for the first four years of the Operating Company Note, and the principal will be amortized over the following six years. Doctor R. Crants, Chairman of the Board of Directors and Chief Executive Officer of the Company and a member of the Board of Directors and Chief Executive Officer of Operating Company, has guaranteed payment of 10% of the outstanding principal amount due under the Operating Company Note.

          - On December 31, 1998, immediately prior to the Prison Realty Merger and in connection with the CCA Merger, CCA entered into a service mark and trade name use agreement with Operating Company (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of 10 years, CCA granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to the terms and conditions therein, for a specified fee based, in general, on the gross revenues of Operating Company. For a more detailed discussion of the Trade Name Use Agreement, please refer to the information presented herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         - On December 31, 1998, immediately prior to the Prison Realty Merger and in connection with the CCA Merger, CCA transferred to Prison Management Services, LLC, a Delaware limited liability company, certain management contracts and all non-real estate assets relating to government-owned adult prison facilities managed by CCA. In exchange, CCA received 100% of the non-voting membership interest in Prison Management Services, LLC. This interest obligated Prison Management Services, LLC to make distributions to CCA equal to 95% of its net income.

          - On December 31, 1998, immediately prior to the Prison Realty Merger and in connection with the CCA Merger, CCA transferred to Juvenile and Jail Facility Management Services, LLC, a Delaware limited liability company, certain management contracts and all non-real estate assets relating to government-owned jails and juvenile facilities managed by CCA, as well as all of the issued and outstanding capital stock of those corporate subsidiaries of CCA constituting its international operations. In exchange, CCA received 100% of the non-voting membership interest in Juvenile and Jail Facility Management Services, LLC. This interest obligated Juvenile and Jail Facility Management Services, LLC to make distributions to CCA equal to 95% of its net income.

          - On January 1, 1999, immediately after the Prison Realty Merger, Prison Management Services, LLC merged with and into Prison Management Services, Inc., a Tennessee corporation ("Service Company A"), with Service Company A as the surviving company. In connection with this merger, the Company received 100% of the non-voting common stock of Service Company A. The non-voting common stock obligates Service Company A to pay dividends to the Company equal to 95% of its net income.

          - On January 1, 1999, immediately after the Prison Realty Merger, Juvenile and Jail Facility Management Services, LLC merged with and into Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation ("Service Company B"), with Service Company B as the surviving company. In connection with this merger, the Company received 100% of the non-voting common stock of Service Company B. The non-voting common stock obligates Service Company B to pay dividends to the Company equal to 95% of its net income.

          - On January 1, 1999, immediately after the Prison Realty Merger, all leases between CCA and Prison Realty were cancelled, and the Company and Operating Company entered into a master lease agreement (the "Master Agreement to Lease") and leases with respect to each property owned by the Company and managed by Operating Company (collectively, the "Operating Company Leases"). The Operating Company Leases have terms of 12 years, which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and Operating Company. For a more detailed discussion of the Operating Company Leases, please refer to the information presented herein under the heading "- Leases and Other Contractual Relationships with Primary Tenant."

          - On January 1, 1999, immediately after the Prison Realty Merger, the Company and Operating Company entered into a right to purchase agreement (the "Right to Purchase Agreement") pursuant to which Operating Company granted to the Company a right to acquire, and lease back to Operating Company at fair market rental rates, any correctional or detention facility acquired or developed and owned by Operating Company in the future for a period of 10 years following the date inmates are first received at such facility. Additionally, Operating Company granted the Company a right of first refusal to acquire any Operating Company-owned correctional or detention facility should Operating Company receive an acceptable third party offer to acquire any such facility. For a more detailed discussion of the Right to Purchase Agreement, please refer to the information presented herein under the heading "- Leases and Other Contractual Relationships with Primary Tenant."

           - On January 1, 1999, immediately after the Prison Realty Merger, the Company entered into a services agreement (the "Services Agreement") with Operating Company pursuant to which Operating Company is to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. For a more detailed discussion of the Services Agreement, please refer to the information presented herein under the heading "- Leases and Other Contractual Relationships with Primary Tenant" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         - On January 1, 1999, immediately after the Prison Realty Merger, the Company entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with Operating Company pursuant to which the Company will pay to Operating Company an incentive fee to induce Operating Company to enter into Operating Company Leases with respect to those facilities developed and facilitated by

               Operating Company. For a more detailed discussion of the Tenant Incentive Agreement, please refer to the information presented herein under the heading "- Leases and Other Contractual Relationships with Primary Tenant" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           - On January 1, 1999, immediately after the Prison Realty Merger, each of Service Company A and Service Company B entered into an administrative services agreement with Operating Company (collectively, the "Administrative Services Agreements") pursuant to which employees of Operating Company's administrative departments perform extensive administrative services (including but not limited to legal, finance, management information systems and government relations services), as needed, for the Service Companies. As consideration for the foregoing, each Service Company pays Operating Company a management fee of $250,000 per month. This management fee will be increased annually at the rate of four percent per year. In addition, Operating Company entered into a trade name use agreement with each of the Service Companies under which Operating Company granted to each of the Service Companies the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein.

RECENT DEVELOPMENTS

BANK CREDIT FACILITY

In connection with the completion of the Merger, the Company obtained a $650.0 million credit facility pursuant to the terms of a Credit Agreement, dated as of January 1, 1999, by and among the Company and certain of its subsidiaries and NationsBank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc., as Documentation Agent, and the Bank of Nova Scotia, as Syndication Agent (the "Bank Credit Facility"). The Bank Credit Facility consists of a $400.0 million revolving credit facility maturing January 1, 2002 (the "Revolving Credit Facility") and a $250.0 million term loan facility maturing January 1, 2003 (the "Term Loan Facility"). The Bank Credit Facility, which is secured by substantially all the assets of the Company, bears interest at a floating rate calculated from the current London Interbank Offer Rate ("LIBOR") or a base rate, as may be elected by the Company.

SHELF REGISTRATION

On January 11, 1999, the Company filed the Registration Statement on Form S-3 with the Commission to register an aggregate of $1.5 billion in value of the Company Common Stock, preferred stock, Common Stock purchase rights, debt securities and warrants for sale on a continuous or delayed basis. The net proceeds from the sale of securities under the Registration Statement on Form S-3 have been and will be used by the Company for general corporate purposes, including, among others, repaying its obligations as they become due, redeeming its outstanding indebtedness, financing, all or in part, future purchases of real estate properties meeting its business objectives and strategies, capital expenditures and working capital.

PRIMARY TENANT CREDIT FACILITY

On March 1, 1999, Operating Company obtained a revolving credit facility of up to $100.0 million pursuant to the terms of a Credit Agreement with Foothill Capital Corporation (the "Operating Company Credit Facility"). The Operating Company Credit Facility is secured by substantially all of the assets of Operating Company, including its trade accounts receivable. The Operating Company Credit Facility matures March 1, 2003 and bears interest at a floating rate calculated from the current LIBOR rate or a base rate, as may be elected by Operating Company. This facility replaced a $30.0 million revolving credit facility previously obtained by Operating Company with General Electric Capital Corporation.

CONVERSION OF NOTES BY SODEXHO ALLIANCE, S.A.

On March 8, 1999, the Company, in satisfaction of its obligations under a forward contract with Sodexho assumed by the Company from CCA in the CCA Merger, issued a $20.0 million Floating Rate Subordinated, Convertible Note, due March 8, 2004 (the "Sodexho Floating Rate Convertible Note"), in consideration of cash proceeds of $20.0 million. Immediately after issuance of the Sodexho Floating Rate Convertible Note, the Company, pursuant to Sodexho's exercise of its conversion option, converted certain convertible notes issued to Sodexho in 1994 by CCA and assumed by the Company in the CCA Merger, certain convertible notes issued to Sodexho in 1996 by CCA and assumed by the Company in the CCA Merger and the Sodexho Floating Rate Convertible Note into 4,974,937 shares of Company Common Stock. The Company received no proceeds at conversion from the issuance of these shares of Company Common Stock to Sodexho. See "Market Price for Registrant's Common Equity and Related Stockholder Matters-Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities" contained herein for a more detailed discussion of the Sodexho conversion.

BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

The Company's primary business objectives are to generate increasing returns to its stockholders through increases in cash flow available for distribution and to maximize long-term total returns to its stockholders. The Company generally seeks to achieve these objectives by:

          - Expanding its existing portfolio of correctional and detention facilities by (i) designing, building and/or developing correctional and detention facilities for both government entities and qualified third-party operators, and (ii) selectively acquiring correctional and detention facilities that demonstrate potential for significant revenue and cash flow from both private prison managers and government entities;

          -    Expanding the design capacity of its existing facilities; and

          - Structuring leases under which its lessees pay base rent with certain annual escalations and pay certain expenses in connection with the operation of the property, such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses.

BUSINESS STRATEGY

General. The Company believes that it is well positioned to take advantage of the increasing trend towards privatization. The Company is now the only full service private corrections provider and is able to benefit from every type of private sector/public sector partnership with respect to correctional and detention facilities, including: (1) facilities owned by the Company and managed by Operating Company; (2) facilities owned by the Company and managed by other private operators; (3) facilities owned by the Company and managed by government entities; and (4) facilities owned by government entities and managed by the Service Companies.

The Company's principal business strategy is to design, build and finance new correctional and detention facilities for, as well as to acquire and renovate existing facilities from, both governmental entities and private prison managers and to lease these facilities under long-term "triple net" leases to government entities and qualified third party operators. Substantially all of the Company's income comes from rent payments from leases of correctional and detention facilities.

The Industry. The Company believes the United States' private corrections industry is in a period of significant growth as governments of all types face continuing pressure to control costs and improve the quality of services. As the number of crimes committed each year, and the corresponding number of arrests, increase, governments are increasingly willing to consider privatization of corrections and detention services as a means of controlling costs and improving the quality of services.

According to the Private Adult Correctional Facility Census, prepared by the Private Corrections Project Center for Studies in Criminology and Law, University of Florida (the "Census"), the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by CCA in 1984. The majority of this growth has occurred since 1989, as the number of privately managed adult correctional and detention facilities in operation or under construction worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 185 facilities with a design capacity of 132,572 beds in 1998. The majority of all private prison management contracts are in the United States. According to the Census, at December 31, 1997, 159 of the 185 private correctional facilities were in the United States, with the remaining 26 divided between Australia, the United Kingdom and South Africa. According to the Census, the aggregate capacity of private facilities in operation or under construction rose from 106,940 beds at December 31, 1997, to 132,572 beds at December 31, 1998, an increase of 24%.

The Census reports that at December 31, 1998 there were 31 state jurisdictions, the District of Columbia and Puerto Rico, within which there were private facilities in operation or under construction. Further, all three federal agencies with prisoner custody responsibilities (i.e., the United States Bureau of Prisons (the "BOP"), the U.S. Immigration and Naturalization Service (the "INS") and the U.S. Marshals Service (the "USMS")) continued to contract with private management firms. Management believes that the continued trend is a result of the fact that private companies competing with each other are incentivized to keep costs down and to improve the quality of services. Various industry studies show that cost savings from privately operated prisons may be in the range of 10-15%. Further, based on recidivism rates, the quality of services is generally better in private operated prisons than in public prisons.

Management believes that the trend of increasing privatization of the corrections industry will also continue, in large part, because of the general shortage of beds available in United States correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice statistics ("BJS"), the number of inmates housed in United States federal and state prison and jail facilities increased from 744,208 at December 31, 1985 to 1,802,496 at June 30, 1998, a compound annual growth rate of 7.3%. As of June 30, 1998, the BJS reported that one in every 150 United States residents was incarcerated. Further, at least 19 state prison systems, as well as the federal prison system, are 24% or more over capacity. Industry reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in the United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

Growth Opportunities. The Company believes it has a competitive advantage in the development, construction, and acquisition of new private correctional and detention facilities due to the Company's significant capital resources and its ability to finance and build facilities in significantly less time than government entities. The Company believes that it can maintain access to capital through a conservative capital structure. The Company believes that its competitive advantage will enable it to capitalize on the following opportunities:

           Government Managed Facilities. Attractive opportunities exist to develop correctional and detention facilities on behalf of various government entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following:
           (i) one-time general revenue appropriations by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under federal court orders to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a correctional and detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believes that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, many such government entities have been and will be forced to consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. The Company further believes that by privatizing the development and construction of a facility, a government entity can avoid large capital appropriations and voter referendum issues, freeing itself to direct its capital to other competing infrastructure needs, and accordingly, privatization will become even more attractive.

           Expansion Opportunities. The Company's growth objectives also focus on the selective expansion of its existing correctional and detention facilities to increase cash flows and property values. The Company is currently developing approximately 3,000 beds through the expansion of six of its currently operating facilities. The Company believes that Operating Company (and other future tenants of the Company) will continue to attempt to achieve economies of scale through expansions of existing facilities. The Company intends to provide expansion space as needed to Operating Company or any of the Company's other tenants or future tenants.

           Rent Escalations. The current rent schedules under the Company's leases, including those with Operating Company, provide for a relatively stable source of cash flow and, with respect to Operating Company, opportunities to participate in future growth in revenues of its tenants. The minimum rent for the first year for each facility under the Operating Company Leases is initially set at a fixed amount. Thereafter, the minimum rent is expected to escalate by a percentage equal to the greater of (i) 4%, or (ii) 25% of the percentage increase in the gross management revenues realized by Operating Company from such facility, exclusive of any increase attributable to expansion in the size of or the number of beds in such facility.

The Company's ability to acquire or develop new facilities or to expand its existing facilities will depend on its access to financing. There can be no assurance that the Company will be able to acquire or develop correctional facilities that meet its investment criteria. Moreover, acquisitions and expansions entail risks that acquired or expanded facilities will fail to perform in accordance with expectations. See "- Risk Factors - The Company is Subject to Risks Inherent in Investment in Real Estate Properties" herein for a further discussion of this risk.

LEASES AND OTHER CONTRACTUAL RELATIONSHIPS WITH PRIMARY TENANT

Leases. Operating Company is the Company's primary tenant, leasing 30 of the Company's 38 currently operating facilities. In connection with the Merger, the Company and Operating Company entered into the Operating Company Leases with a primary term of 12 years (the "Fixed Term") with respect to each facility currently leased by Operating Company. Each Operating Company Lease conveys a leasehold interest in the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the facility and all personal property necessary to operate the facility for its intended purpose (collectively, the "Operating Company Leased Property"). Each Operating Company Lease permits Operating Company to operate the Operating Company Leased Property only as a correctional or detention facility. Operating Company has the responsibility in each Operating Company Lease to obtain and maintain all licenses, certificates and permits in order to use and operate each facility.

The rent for the first year for each facility under the Operating Company Leases was initially set at a fixed amount (the "Annual Base Rent") and is expected to increase each year by an amount (the "Additional Rent") equal to the percentage of the rent applicable to a particular facility in the preceding year, such percentage being equal to the greater of (i) 4%, or (ii) the percentage which is 25% of the percentage increase in the gross management revenues realized by Operating Company from its operations at such facility for the prior year, exclusive of any increase attributable to expansion in the size of or the number of beds in such facility. Annual Base Rent and Additional Rent for each Operating Company Leased Property are payable in monthly installments. The obligations of Operating Company under each Operating Company Lease are cross-defaulted to each of the other Operating Company Leases with respect to payment and certain other defaults. The Company has general recourse to Operating Company under the Operating Company Leases, although Operating Company's payment obligations under such Operating Company Leases are not secured by any assets of Operating Company.

The Operating Company Lease for each facility may be extended at fair market rates for three additional five-year terms beyond the Fixed Term (the "Extended Terms"), but only upon the mutual agreement of the Company and Operating Company. Fair market rates for Extended Terms will be determined mutually by the Company and Operating Company based on their respective analyses of the market for the relevant facility. The Fixed Term and Extended Terms under each Operating Company Lease are subject to earlier termination upon the occurrence of certain contingencies described in the Operating Company Lease. Additionally, each Operating Company Lease may be terminated by the Company, at its option, at any time after the first five years of the Operating Company Lease, upon 18 months' written notice to Operating Company.

Each Operating Company Lease is what is commonly known as a "triple-net" lease or "absolute net" lease, under which Operating Company is to pay the Annual Base Rent and all additional charges. Under each Operating Company Lease, Operating Company must, at its sole cost and expense, maintain each Operating Company Leased Property in good order, repair and appearance and must make structural improvements or repairs which may be necessary and appropriate to keep such Operating Company Leased Property in good order, repair and appearance, excluding ordinary wear and tear. Operating Company, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each Operating Company Leased Property with the prior written consent of the Company, provided that the value and primary intended use of such Operating Company Leased Property is not impaired. Each Operating Company Lease provides that, at the request of Operating Company, the Company may make capital additions. In certain situations, a capital addition to an Operating Company Leased Property may be made directly by Operating Company and financed by third parties, with the prior written consent of the Company. In the case of a capital addition not undertaken or financed by the Company, the Company will have an option to acquire and lease back to Operating Company such capital addition for a period of 10 years following the date on which inmates are first received at such capital addition, at a cost equal to the fair market value of such capital addition and at an annual rental rate equal to fair market rental rates.

The Operating Company Leases provide that Operating Company may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer any Operating Company Lease or any interest therein with respect to all or any part of the Operating Company Leased Property.

Other Contractual Relationships. In connection with the Merger, the Company and Operating Company entered into the Right to Purchase Agreement whereby the Company has an option to acquire, and lease back to Operating Company at fair market value, any correctional or detention facility acquired or developed and owned by Operating Company in the future, for a period of ten years following the date on which service is commenced with respect to such facility. For facilities acquired pursuant to the Right to Purchase Agreement, the initial annual rental rates will be the fair market rental rates, as determined by the Company and Operating Company. Additionally, the Company has a right of first refusal in the event Operating Company obtains an acceptable third party offer to acquire or provide mortgage secured financing to finance more than 90% of the cost of any correctional or detention facility owned by Operating Company or which is acquired or developed by Operating Company or its subsidiaries in the future. With respect to a sale of any such facility, if the Company declines to purchase such facility, Operating Company will be free to sell such facility for a specified period of time at a price at least equal to the price offered to the Company and on terms and conditions substantially consistent with those offered to the Company. With respect to a first mortgage financing of 90% of the cost of any such facility, if the Company declines to provide such financing on the terms set forth in such third party offer, Operating Company will be free to obtain first mortgage financing from a third party on terms and conditions no less favorable to Operating Company than those contained in the third party offer.

The Company has also entered into (i) the Services Agreement with Operating Company pursuant to which Operating Company is to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement, and (ii) the Tenant Incentive Agreement with Operating Company pursuant to which the Company will pay to Operating Company an incentive fee to induce Operating Company to enter into Operating Company Leases with respect to those facilities developed and facilitated by Operating Company. With respect to the Services Agreement, in consideration of a fee, Operating Company has agreed to perform, at the direction of the Company, services needed in the construction and development of correctional and detention facilities, including services related to identification of potential additional facilities, preparation of proposals, project bidding, project design, government relations and project marketing. With respect to the Tenant Incentive Agreement, the Company has agreed to pay an incentive fee to Operating Company for each facility leased by Operating Company for which Operating Company has served as developer and facilitator.

GOVERNMENT REGULATION

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect the amount of cash available for distribution by the Company. Phase I environmental assessments have been obtained on substantially all of the facilities currently owned by the Company. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of such facilities, review of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environmental assessment reports do not reveal any environmental contamination that the Company believes would have a material adverse effect on the Company=s business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, environmental conditions on properties owned by the Company may affect the operation or expansion of facilities located on the properties. Each Operating Company Lease makes various representations and warranties relating to environmental matters with respect to each Operating Company Leased Property. Each Operating Company Lease also requires Operating Company to indemnify and hold harmless the Company and any Operating Company mortgagee from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the Operating Company Leased Property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the Operating Company Leased Property.

AMERICANS WITH DISABILITIES ACT

The Company's facilities are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as correctional facilities be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants.

Under the Company=s leases, including the Operating Company Leases, the lessee is required to make any necessary modifications or improvements to comply with the ADA. The Company does not believe that such costs will be material because it believes that relatively few modifications are necessary to comply with the ADA.

INSURANCE

Each lease between the Company and its lessees, including the Operating Company Leases, provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) worker's compensation. Under each of these leases, the Company has the right to periodically review its lessees' insurance coverage and provide input with respect thereto. Operating Company currently maintains general liability coverage of $30.0 million. In addition to the insurance coverage provided by the Company's insurance requirements under the triple net leases, the Company maintains a general liability insurance policy of $10.0 million for all of its operations, as well as insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability.

EMPLOYEES

The Company did not begin operations until completion of the Merger on January 1, 1999. Therefore, at December 31, 1998, the Company had no employees. As of March 19, 1999, the Company had 16 full-time employees, all of whom were employed at the Company's corporate offices. None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

As of December 31, 1998, Prison Realty had 12 full-time employees, all of whom were employed at Prison Realty's corporate offices. At December 31, 1998, none of Prison Realty's employees were subject to a collective bargaining agreement, and Prison Realty had experienced no labor-related work stoppages and considered its relations with its personnel to be good. With the exception of one employee, each employee of Prison Realty became an employee of the Company in the Merger.

Immediately prior to the Merger, CCA employed 13,176 full-time employees and 211 part-time employees. Of such full-time employees, 163 were employed at CCA's corporate offices and 13,013 were employed at CCA's facilities and its transportation subsidiary. CCA employed personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services. Each employee of CCA immediately prior to the Merger became an employee of either Operating Company, Service Company A or Service Company B in connection with the Merger.

Prior to the Merger, each of the facilities operated under the name "Corrections Corporation of America" was managed as a separate operational unit by the facility administrator or warden. All of these facilities followed a standardized code of policies and procedures. Prior to the Merger, CCA had never experienced a strike or work stoppage at any of its facilities. In January 1996, CCA reached an agreement with a union to represent 38 non-security personnel at its Shelby Training Center. This agreement was renewed in April 1998. In September 1997, CCA entered into an agreement with a union to represent approximately 60 correctional officers at the Shelby Training Center. In March 1997, CCA assumed management of the DC Correctional Treatment Facility in Washington, D.C., and CCA agreed to recognize organized labor in representing certain employees at this facility. In December 1998, CCA finalized an agreement with the union to represent approximately 120 correctional officers and other support services staff. In the opinion of CCA management, overall employee relations were considered good immediately prior to the Merger.

LEGAL PROCEEDINGS

Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional facility, but may also be brought against the owner. The Company expects that, in connection with the operation of correctional and detention facilities, the Company's lessees, including Operating Company, will be parties to such proceedings. The Company does not believe that such litigation, if resolved against its lessees, would have a material adverse effect upon its business or financial position. The Company's leases with its lessees, including the Operating Company Leases, generally provide that lessees are responsible for claims based on personal injury and property damage at such facilities and that the Company's lessees maintain insurance for such claims. For further discussion of potential legal proceedings affecting the Company and its tenants, see the information contained under the heading "- Risk Factors" herein, and, for a discussion of specific claims to which the Company is a party, including those claims assumed in the Merger, see the information contained under the heading "Legal Proceedings" herein.

COMPETITION

The Company's facilities are, and any additional correctional and detention facilities acquired by the Company will be, subject to competition for inmates from private prison managers. The number of inmates in a particular area could have a material adverse effect on the operating revenues of the Company's facilities. In addition, revenues of the facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. The Company will also be subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

RISK FACTORS

The Company is subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in certain forward looking statements contained herein and elsewhere. The following risk factors identify, among others, those risks as identified by the Company.

THE COMPANY IS SUBJECT TO RISKS INHERENT IN THE CORRECTIONS AND DETENTION
INDUSTRY

General. The Company owns correctional and detention facilities as well as interests in Operating Company and the Service Companies, companies whose sole business is the operation and management of these types of facilities. Under the rules applicable to REITs, the Company cannot operate the facilities it owns, thus its revenues and its ability to make distributions are dependent on the ability of its tenants, including Operating Company, to make rental payments and upon the ability of Operating Company and each of the Service Companies to make payments to the Company, including dividends, and, with respect to Operating Company, payments under the Operating Company Note and the Trade Name Use Agreement. Accordingly, the Company is subject to the following, which are the primary operating risks generally inherent in the corrections and detention industry.

Short-term Nature of Government Contracts. Private prison managers typically enter into facility management contracts with government entities for terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. The contracting agency typically may also terminate a facility contract at any time without cause by giving the private prison manager written notice. There also exists the risk that a facility owned by the Company may not be the subject of a contract between a private manager and a government entity while it is leased to a private prison manager since the Company's leases with its lessees generally extend for periods substantially longer than the contracts with government entities. Accordingly, if a private prison manager's contract with a government entity to operate a Company facility is terminated, or otherwise not renewed, or if such government entity is unable to supply a facility with a sufficient number of inmates, such event may adversely affect the ability of the contracting private prison manager to make the required rental payments to the Company. There also exists the risk that any of Operating Company or the Service Companies may not be able to maintain certain of their respective management contracts, which may adversely affect such entity's ability to make payments to the Company or adversely affect the amount of such payments.

Dependence on Government Appropriations. A private prison manager's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the private prison manager's cash flow and therefore its ability to make payments to the Company, whether in the form of lease payments or dividend or other payments. Further, a primary part of the Company's business strategy is to acquire facilities from government entities and to lease those facilities to the government entity or to finance the facility for the government entity. The ability of the government entity to make payments under such leases or in connection with such financing may be dependent upon annual appropriations.

Dependence on Ability to Develop New Prisons And Contracts. The success of a private prison manager in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Moreover, the private corrections industry is subject to public scrutiny. Negative publicity about an escape, riot or other disturbance at a privately managed facility may result in publicity adverse to the Company, Operating Company or the Service Companies and the private corrections industry in general. In addition, organized labor unions in many states, including organized labor unions consisting of state correctional and detention facility employees, have increasingly opposed the awarding of contracts to private prison managers. Any of these occurrences or continued trends may make it more difficult for a private prison manager to renew or maintain existing contracts or to obtain new contracts or sites on which to operate new facilities or for the Company to develop or purchase facilities and lease them to government or private entities, all of which could have a material adverse effect on the Company's business.

Increased Regulation of The Private Prison Industry. A substantial majority of the Company's facilities are managed and operated by Operating Company. Several states have enacted legislation imposing restrictions upon private prison management companies, such as Operating Company. Certain states have enacted laws requiring licensing of private prison management companies and increasing regulatory oversight over private prison management companies. At least one state has attempted to restrict the ability of private prison management companies to house certain types of out-of-state prisoners in that state. Although the Company does not believe that such requirements will adversely affect Operating Company's ability to make required lease payments under the Operating Company Leases, there can be no assurance that future legislation requiring further regulatory private prison management companies would have such an effect.

Options to Purchase and Reversions. Eight of the facilities currently owned or under development by the Company are or will be subject to an option to purchase by certain government agencies. If any of these options are exercised, there exists the risk that the Company will not recoup its full investment from the applicable facility or that it will be otherwise unable to invest the proceeds from the sale of the facility in one or more properties that yield as much revenue as the property acquired by the government entity. In addition, ownership of three of the Company's facilities currently owned or under development will, upon the expiration of a specified time period, revert to the respective government agency contracting with the Company or with Operating Company. See "Properties - Description of Facilities" herein for a description of the terms and conditions of these options to purchase and reversions.

Legal Proceedings. The Company's ownership of correctional and detention facilities and its ownership interest in companies which operate and manage such facilities could expose it to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility owned by the Company. In addition, as an owner of real property, the Company may be subject to certain proceedings relating to personal injuries of persons at such facilities. Moreover, legal proceedings against private prison managers could have a material adverse effect on the Company's tenants, including Operating Company, and the Service Companies, which could adversely affect their ability to make lease payments or the other required payments to the Company or which could adversely affect the amounts of such payments.

THE COMPANY IS SUBJECT TO TAX RELATED RISKS

General. The Company will elect to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that is currently distributed to its stockholders. No assurance can be made that the Company will qualify, or continue to qualify, as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code") for which there are only limited judicial or administrative interpretations, as well as various factual matters and circumstances which are not entirely within the Company's control. Application of the Code's provisions to the Company is even more difficult because of certain aspects of the Company's organizational structure, including the Company's relationships with Operating Company and the Service Companies. See "- Tax Status" herein for a more complete discussion of the requirements for qualification as a REIT.

Adverse Effects of Failure to Qualify as a REIT. If the Company fails to qualify as a REIT, it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. Failure to qualify as a REIT would reduce the net earnings of the Company available for distribution to stockholders because of the additional tax liability to the Company for the year or years involved. To the extent that distributions to stockholders would have been made in reliance upon the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under the Company's current, and potentially its future, debt obligations.

THE COMPANY IS SUBJECT TO RISKS INHERENT IN INVESTMENT IN REAL ESTATE PROPERTIES

Investments in correctional and detention facilities and any additional properties in which the Company may invest in the future are subject to risks typically associated with investments in real estate. Such risks include the possibility that the correctional and detention facilities, and any additional investment properties, will generate total rental rates lower than those anticipated or will yield returns lower than those available through investment in comparable real estate or other investments. Furthermore, equity investments in real estate are relatively illiquid and, therefore, the ability of the Company to vary its portfolio promptly in response to changed conditions will be limited.

Investments in correctional and detention facilities subject the Company to risks involving potential exposure to environmental liability and uninsured loss. The operating costs of the Company may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Additionally, although the Operating Company Leases require Operating Company to maintain insurance with respect to each of the Company's facilities leased to Operating Company, there are certain types of losses, such as losses from earthquakes, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. Should an uninsured loss occur, the Company could lose both its capital invested in, and anticipated profits from, one or more of the facilities owned by the Company.

Dependence on Operating Company, as the Company's Primary Tenant, for Revenues. Operating Company is the lessee of a substantial majority of the Company's facilities. Therefore, the Company is dependent for its revenues upon Operating Company's ability to make the lease payments required under the Operating Company Leases for such facilities. Operating Company's obligation to make payments under the Operating Company Leases is not secured by any of the assets of Operating Company, although the obligations under the Operating Company Leases are cross-defaulted so that the Company could terminate all the leases if Operating Company fails to make required lease payments. If this were to happen, however, the Company would be required to find other suitable lessees or risk losing its ability to elect or maintain REIT status, as applicable. The Company believes that Operating Company has sufficient assets and income to enable it to satisfy its obligations under such lease agreements at this time; however, there can be no assurance that Operating Company will have such assets or income in the future. Moreover, while the Company has leases with tenants other than Operating Company, there can be no assurance that the Company will be successful in obtaining lease agreements with lessees other than Operating Company to an extent such that the Company is not dependent on Operating Company as the primary source of its revenues. Moreover, there can be no assurance that Operating Company or the Company's other lessees will elect to renew leases upon the expiration of their current terms, which would also require the Company to find suitable replacement lessees. In either circumstance, due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees, and may, therefore, be required to reduce the amounts to be received by the Company under its lease agreements, which would have the effect of reducing the Company's amounts available for distribution to the Company's stockholders.

Dependence on Outside Financing to Support the Company's Growth; Dilutive Effect of Such Financing. The Company's growth strategy includes acquiring, developing and expanding correctional and detention facilities as well as other properties. The Company expects that it generally will not be able to fund its growth with cash from its operating activities because the Company will be required to distribute to its stockholders at least 95% of its taxable income each year to qualify as a REIT. Consequently, the Company will be required to rely primarily upon the availability of debt or equity capital to fund acquisitions and improvements.

There can be no assurance that the Company will continue to have access to the debt markets to fund future growth at an acceptable cost. The Company's Bank Credit Facility consists of a $400.0 million Revolving Credit Facility and a $250.0 million Term Loan Facility. The Bank Credit Facility bears interest at a floating rate calculated from either the current LIBOR rate or an applicable base rate, as may be elected by the Company. The incurrence of additional indebtedness, and the potential issuance of additional debt securities, may result in increased interest expense for the Company and increase the Company's exposure to the risks associated with debt financing. The Bank Credit Facility contains restrictions upon the Company's ability to incur additional debt and requires the Company to maintain certain specified financial ratios and a minimum net worth. These provisions may also restrict the Company's ability to obtain additional debt capital or limit its ability to engage in certain transactions. Moreover, any breach of these limitations could result in the acceleration of the Company's outstanding indebtedness under the Bank Credit Facility. The Company may not be able to refinance or repay this indebtedness in full under such circumstances. In addition, the Board of Directors of the Company has adopted a policy of limiting indebtedness to not more than 50% of the Company's total capitalization, which could also limit the Company's ability to incur additional indebtedness to fund its continued growth.

There can also be no assurance that the Company will have access to the capital markets to fund future growth at an acceptable cost. To assist in the financing of its future growth, the Company filed the Registration Statement on Form S-3 with the Commission. Pursuant to the Registration Statement on Form S-3, the Company may sell or issue shares of Company Common Stock, preferred stock or other securities convertible into, or exchangeable for, Company Common Stock. The Company's ability to fund its future growth through the sale of equity securities may be impaired, however, if the Company is unable to issue additional equity securities at a price acceptable to the Company. The market price of the Company's equity securities may be adversely affected by various factors, including the Company's results of operations, general economic conditions and changes in market interest rates resulting in changes in yields of other financial instruments. Additionally, the sale and issuance of any shares of Company Common Stock under the Registration Statement on Form S-3, or the issuance of any shares of Company Common Stock upon the conversion of any securities sold under the Registration Statement on Form S-3, will have the effect of diluting the ownership interest of the stockholders of the Company, possibly adversely affecting the market price of the Company Common Stock.

Lack of Control Over Day-to-Day Operations and Management of its Facilities. To qualify as a REIT for federal income tax purposes, the Company cannot operate, or participate in decisions affecting the operations of, its facilities or those government-owned facilities managed by the Service Companies or Operating Company. Accordingly, the Company's lessees control the operations of its facilities pursuant to long-term "triple-net" leases, most of which have initial terms of 12 years and three renewal terms of five years each, exercisable upon the mutual agreement of the lessee and the Company. During the terms of the leases, the Company does not have the authority to require lessees to operate the facilities in a particular manner or to govern any particular aspect of their operation except as set forth in the leases. Thus, even if the Company believes a lessee is operating a facility inefficiently or in a manner adverse to the Company's interests, the Company may not require a lessee to change its method of operation. The

Company is limited to seeking redress only if the lessee violates the terms of a lease, in which case the Company's primary remedy is to terminate the lease or, in certain circumstances, all of the leases with that particular lessee, and seek to recover damages from the lessee. If a lease is terminated, the Company is required to find another suitable lessee or risk losing its ability to elect or maintain REIT status, as applicable. Moreover, the Service Companies control the operations of the government-owned facilities managed and operated by them, and Operating Company controls the operations of the facilities managed and operated by it. The Company will not have the authority to require any of them to operate the facilities in a particular manner or to govern any particular aspect of their operation. Accordingly, the Company has no control over the operations which will provide revenues to the Service Companies or Operating Company and thus provide the basis for any dividends or other payments to be made to the Company from the Service Companies or Operating Company.

EXISTING CONFLICTS OF INTEREST MAY HAVE AN EFFECT ON THE COMPANY

Some directors, officers and stockholders of the Company have relationships with the Company, Operating Company and the Service Companies which may create a conflict of interest with respect to the business decisions affecting the Company. Some directors, officers and stockholders of the Company also have an ownership interest in Operating Company which may create a conflict of interest with respect to the business decisions affecting the Company. In addition, the significant contractual and other ongoing relationships between the Company, Operating Company and the Service Companies may present conflicts of interest. These conflicts impose a risk that these persons will favor their own interests over the interests of the Company in connection with the operations of the Company and Operating Company and their ongoing relationship. The Company has adopted policies to address these conflicts of interest. See the information incorporated in this Annual Report by reference under "Certain Relationships and Transactions" contained herein for a more detailed discussion of these conflicts of interest.

YEAR 2000 COMPLIANCE ISSUES

An assessment of the Company's information technology hardware and software has been performed, and the Company believes that both are Year 2000 compliant, although there can be no assurance that coding errors or other defects will not be discovered in the future. The Company, however, may be vulnerable to the failure of third parties, including Operating Company and government entities for which Operating Company provides services, to remedy their Year 2000 issues. The failure of government entities for which Operating Company provides services to resolve their Year 2000 problems, or the failure of Operating Company to remedy its Year 2000 problems, could result in the delayed collection of accounts receivable by Operating Company. The delayed collection of accounts receivable could adversely affect Operating Company's ability to make timely lease and other payments to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance" contained herein for a more detailed discussion of the Company's Year 2000 compliance assessment.

TAX STATUS

The Company will elect to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that is distributed currently to its stockholders. Qualification as a REIT depends on the Company's ability to meet certain distribution and stock ownership requirements, as well as various qualification tests prescribed in the Code, as more fully described below.

Stock Ownership Restrictions. As a REIT, the Company is subject to rules regarding ownership of its capital stock (the "Stock Ownership Restrictions"). First, the Company, during a substantial portion of its taxable year, must be beneficially owned by 100 or more persons. Second, during the last half of the Company's taxable year, not more than 50% of the Company's capital stock may be owned, directly or indirectly, by five or fewer "individuals," as that term is defined in the Code. The Company's Charter contains certain restrictive provisions with respect to the direct or constructive ownership of the Company's capital stock which are designed to assist the Company in satisfying the Stock Ownership Restrictions. However, the constructive ownership rules in the Code are complex and may cause shares of the Company's capital stock owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by an individual or entity in violation of the Stock Ownership Restrictions.

Income Tests. To maintain its status as a REIT, the Company must satisfy two gross income requirements (the "Income Tests") on an annual basis. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property (including, among other items, Rents from Real Property, as hereinafter defined) or from "qualified temporary investment income," as defined in the Code (the "75% Income Test"). "Rents from Real Property" generally means the gross amount received for the use of, or the right to use, a REIT's real property. Rents received by a REIT will qualify as Rents from Real Property only if the following conditions, among others, are met: (i) the leases under which such rents are paid must be respected as "true leases" for federal income tax purposes; and (ii) the REIT receiving rental payments from a corporate tenant, or a 10% shareholder of such REIT, must not own, directly or constructively, 10% or more of the voting power or total number of outstanding shares of such corporate tenant (a "Related Party Tenant"). Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from investments related to real property or from certain other types of passive income (the "95% Income Test").

Due to certain aspects of the Company's relationship with Operating Company, the Internal Revenue Service (the "IRS") may not consider part or all of the payments that the Company receives from Operating Company under the Operating Company Leases to be Rents from Real Property. First, the IRS could recharacterize the Operating Company Leases as service contracts or partnership agreements, rather than as "true leases." Second, the IRS could recharacterize the Operating Company Note as equity for federal income tax purposes, which could result in the Company being deemed to own in excess of 10% of the total outstanding capital stock of Operating Company. If either of those events occur, part or all of the payments under the Operating Company Leases would not be considered Rents from Real Property. In either event, based upon the expected amount of rent payments under the Operating Company Leases, the Company likely would not satisfy either the 75% Income Test or the 95% Income Test and, as a result, would lose its REIT status.

The Company also realizes on a regular basis (i) interest income under the Operating Company Note, (ii) license fees under the Trade Name Use Agreement relating to the use of the CCA name, and (iii) dividend income on its non-voting common stock in Service Company A and Service Company B, some or all of which will not be qualifying income under the 75% Income Test and the 95% Income Test. The Company anticipates that, taking into account these other sources of income, it will nonetheless satisfy the 75% Income Test and the 95% Income Test. The IRS, however, may assert that the payments under the Operating Company Leases are excessive and treat the excess as attributable to the Trade Name Use Agreement, the management contracts acquired with the Operating Company Note or some other source.

Asset Tests. For the Company to qualify as a REIT, at the close of each quarter of its taxable year it must also satisfy three tests relating to the nature of its assets (the "Asset Tests"). First, at least 75% of the value of the Company's total assets (determined in accordance with GAAP) must be represented by real estate assets, cash, cash items and government securities. Second, the value of any one issuer's securities owned by the Company (other than those qualifying for the 75% test) may not exceed 5% of the value of the Company's total assets. Third, the Company may not own more than 10% of any one issuer's outstanding voting securities. These Asset Tests are applied as of the close of each quarter. After initially meeting the Asset Tests, the Company will not lose its status as a REIT for failure to satisfy the Asset Tests at the end of a later quarter solely by reason of a change in asset values. Pursuant to valuations determined in good faith by the Board of Directors of the Company, the Company expects that, as of March 31, 1999, it will satisfy the Asset Tests. However, the Company's determination is not binding on the IRS.

Distribution Requirements. As a REIT, the Company will be required to make annual distributions to its stockholders in an amount at least equal to (1) the sum of (a) 95% of the Company's "REIT taxable income" (as defined in the Code to exclude net capital gains), and (b) 95% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (2) the sum of certain items of non-cash income. To the extent that the Company does not distribute all of its net capital gain or distribute at least 95% (but less than 100%) of its REIT taxable income, as adjusted, it will be subject to tax on the undistributed portion, at regular corporate tax rates. Furthermore, if the Company fails to distribute for each calendar year at least the sum of (a) 85% of its ordinary income for such year, (b) 95% of its net capital gain for such year, and (c) any undistributed ordinary income and capital gain net income from prior periods, the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

Prior to the Merger, CCA operated as a taxable corporation for federal income tax purposes since its inception, and, therefore, generated accumulated earnings and profits to the extent its taxable income, subject to certain adjustments, was not distributed to its shareholders. In the Merger, the Company succeeded to all of CCA's tax attributes, including CCA's accumulated earnings and profits. To maintain its qualification as a REIT, the Company will be required to make a distribution of CCA's accumulated earnings and profits (the "Earnings and Profits Distribution") before the end of 1999.

The Company intends to make distributions sufficient to satisfy its annual distribution requirements and to make the Earnings and Profits Distribution. It is possible that, from time to time, the Company may not have sufficient cash or other liquid assets to meet its distribution requirements. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution could require the Company to borrow funds on a short-term, or possibly long-term, basis to meet its distribution requirements. If the Company must borrow such funds, it will be further subject to the risks associated with leverage. See "- Risk Factors - The Company is Subject to Risks Inherent in Investment in Real Estate Properties - Dependence on Outside Financing to Support its Growth; Dilutive Effect of Such Financing."

Tax Legislation. The REIT industry is subject to regulation by Congress. Legislation affecting REITs could be introduced in Congress at any time. Moreover, legislation, as well as administrative interpretations or court decisions, could also change the tax laws with respect to REIT qualification and the federal income tax consequences of such qualification. The adoption of any such legislation, regulation, administrative interpretation or court decision could have a material adverse effect on the results of operations, financial condition and prospects of the Company.

If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates, and distributions to its stockholders in any such year would not be deductible by the Company. Moreover, even if the Company qualifies as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

FOREIGN OPERATIONS

The Company does not currently engage in any foreign operations or derive revenues from foreign sources. However, the Company, through a subsidiary, owns the HM Agecroft Prison, a medium security facility currently under construction in Salford, England. Upon completion of this facility, the Company will lease the facility to HM Prison Services. Additionally, in connection with the Merger, CCA transferred all of the issued and outstanding capital stock of certain of its subsidiaries, constituting all of its international operations, to Service Company B. The Company may, in the future, pursue other opportunities which may result in the Company engaging in foreign operations or deriving revenues from foreign sources in the future.

ITEM 2. PROPERTIES.

GENERAL

Prior to the Merger, the Company owned no facilities. As of December 31, 1998, after completion of the CCA Merger, the Company owned 14 currently operating correctional and detention facilities with an aggregate design capacity in excess of 12,000 beds and nine correctional and detention facilities under construction or development with an aggregate design capacity in excess of 10,500 beds. On January 1, 1999, the Company acquired an additional 24 facilities with an aggregate design capacity in excess of 18,000 beds as a result of the Prison Realty Merger. As of March 19, 1999, the Company owned 47 facilities, of which nine new facilities were under construction, in 17 states, the District of Columbia and the United Kingdom with a total design capacity in excess of 44,000 beds. As of March 19, 1999, approximately 30,000 beds were leased under 38 operating leases. The Company is currently developing approximately 14,000 beds through the construction of the nine new facilities and the expansion of six currently operating facilities.

THE FACILITIES

GENERAL

The correctional and detention facilities owned by the Company can generally be classified according to the level(s) of security at such facility. Minimum security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol. Maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or detention services. Multi-security facilities are facilities with various areas encompassing either minimum, medium or maximum security. The Company's correctional and detention facilities can also be classified according to the type(s) of inmates or other detainees held at such facility. The facilities can, generally be grouped in this manner into the following four facility types:

Correctional Facilities. Correctional facilities are used to house inmates on a permanent basis for the duration of their sentences.

Detention Facilities. Detention facilities are multi-security level facilities used to house inmates of all levels, including pre-trial and pre-sentence prisoners for the USMS, inmates sentenced but not yet housed in correctional facilities, inmates awaiting trial, sentencing or hearing and persons detained by the INS.

Processing Centers. Processing centers are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities.

Pre-Parole Transfer Facilities. Pre-Parole Transfer facilities are used to hold inmates who have been arrested for technical violations of their parole agreements with a State Department of Criminal Justice, Board of Pardons and Paroles. Pre-parole transfer facilities are classified as minimum security facilities.

Each of the Company's facilities has been pledged to secure borrowings under the Bank Credit Facility. The following tables set forth certain information with respect to (i) the facilities owned by the Company as of March 19, 1999 which were acquired from CCA in the Merger on December 31, 1998, and (ii) the facilities owned by the Company as of March 19, 1999 which were acquired from Prison Realty in the Merger on January 1, 1999:

FACILITIES ACQUIRED FROM CCA IN THE MERGER


                                                                DESIGN       SECURITY                                    LEASE
            FACILITIES                     LOCATION            CAPACITY (1)   LEVEL                TENANT                TERM
            ----------                     --------            ---------      -----                ------                ----
Kit Carson Correctional Center        Burlington, Colorado        768         medium           Operating Company           12

Bent County Correctional Facility     Las Animas, Colorado        700         medium           Operating Company           12

Huerfano County Correctional (2)      Walsenburg, Colorado        752         medium           Operating Company           12
Center

DC Correctional (3)                   Washington, D. C.           866         medium           District of Columbia        20
Treatment Facility

Coffee Correctional Facility (4)      Nicholls, Georgia         1,016 (5)     medium           Operating Company           12

Wheeler Correctional Facility (4)     Alamo, Georgia            1,016 (5)     medium           Operating Company           12

Prairie Correctional Facility         Appleton, Minnesota       1,338         medium           Operating Company           12

New Mexico Women's (6)                Grants, New Mexico          322         medium           Operating Company           12
Correctional Facility

Cibola County Corrections Center      Milan, New Mexico           376 (5)     medium           Operating Company           12

Southern Nevada Women's               Las Vegas, Nevada           500         medium           State of Nevada(7)          18
Correctional Facility

North Fork Correctional Facility      Sayre, Oklahoma           1,440         medium           Operating Company           12

Diamondback Correctional Facility     Watonga, Oklahoma         1,440         medium           Operating Company           12

Shelby Training Center (8)            Memphis, Tennessee          200         medium           Operating Company           12

Whiteville Correctional Facility      Whiteville, Tennessee     1,536         medium           Operating Company           12


-----------------
(1) Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Management believes design capacity is an appropriate measure for evaluating prison operations, because the revenues generated by each facility are based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entity. The ability of Operating Company or another private operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by the facilities, which in turn depends on the design capacity of each facility.
(2) The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the lease at a price determined by a formula set forth in the lease agreement.
(3) Ownership of the facility automatically reverts to the District of Columbia upon expiration of the lease term.
(4) The facility is subject to a purchase option held by the Georgia Department of Corrections (the "GDOC") which grants the GDOC the right to purchase the facility for the lesser of the facility's depreciated book value or fair market value at any time during the term of the management contract between Operating Company and the GDOC.
(5) The facility is currently being expanded by the Company.
(6) The 1995 facility expansion is subject to a purchase option held by the New Mexico Correctional Department (the "NMCD") which grants the NMCD the right to purchase the 1995 facility expansion at its fair market value at any time during the term of the management contract with Operating Company.
(7) The State of Nevada has contracted with Operating Company to manage and operate the facility.
(8) The facility is subject to a purchase option held by the State of Tennessee which grants the State of Tennessee the right to purchase the facility for $150,000 upon expiration of the lease term.

FACILITIES ACQUIRED FROM PRISON REALTY IN THE MERGER


                                                                    DESIGN        SECURITY                              LEASE
         FACILITIES                       LOCATION                 CAPACITY (1)    LEVEL            TENANT              TERM
         ----------                       --------                 --------        ------           ------              ----
Eloy Detention Center                  Eloy, Arizona                 1,500         medium       Operating Company        12

Central Arizona Detention Center       Florence, Arizona             2,304         multi        Operating Company        12

Leo Chesney Correctional Center        Live Oak, California            240         minimum      Cornell Corrections      5

Leavenworth Detention Center           Leavenworth, Kansas             327         maximum      Operating Company        12

Lee Adjustment Center                  Beattyville, Kentucky           756         medium       Operating Company        12

River City Correctional Center         Louisville, Kentucky            363         medium       Operating Company        12

Marion Adjustment Center               St. Mary, Kentucky              856         minimum      Operating Company        12

Otter Creek Correctional Center        Wheelwright, Kentucky           656         medium       Operating Company        12

Pamlico Correctional Facility          Bayboro, North Carolina         528 (2)     medium           State of             12
                                                                                                North Carolina(3)

Mountain View Correctional Facility    Spruce Pine,                    528 (2)     medium            State of            12
                                       North Carolina                                           North Carolina(3)

Torrance County Detention Facility     Estancia, New Mexico            910         multi        Operating Company        12

Queensgate Correctional Facility       Cincinnati, Ohio                850         medium     Hamilton County, Ohio      5

Northeast Ohio Correctional Center     Youngstown, Ohio              2,016         medium       Operating Company        12

Cimarron Correctional Facility (4)     Cushing, Oklahoma               960         medium       Operating Company        12

Davis Correctional Facility            Holdenville, Oklahoma           960         medium       Operating Company        12

West Tennessee Detention Facility      Mason, Tennessee                600         multi       Operating Company         12

Bridgeport PPT Facility                Bridgeport, Texas               200         minimum      Operating Company        12

Community Education Partners -         Dallas, Texas                   (5)        juvenile/    Community Education       12
Dallas County School for                                                           minimum          Partners
Accelerated Learning

Community Education Partners -         Houston, Texas                  (5)        juvenile/    Community Education       12
Southeast Houston School for                                                      minimum           Partners
Accelerated Learning

Houston Processing Center              Houston, Texas                  411        medium       Operating Company         12




                                                                    DESIGN       SECURITY                            LEASE
    FACILITIES                           LOCATION                  CAPACITY (1)    LEVEL             TENANT           TERM
    ----------                           --------                  ---------       -----             ------           ----
Laredo Processing Center               Laredo, Texas                  258          medium       Operating Company      12

Webb County Detention Facility         Laredo, Texas                  512(2)       maximum      Operating Company      12

Mineral Wells PPT Facility             Mineral Wells, Texas         2,103          minimum      Operating Company      12

T. Don Hutto Correctional Center       Taylor, Texas                  480          medium       Operating Company      12


------------------
(1) Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Management believes design capacity is an appropriate measure for evaluating prison operations, because the revenues generated by each facility are based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entity. The ability of Operating Company or another private operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by the facilities, which in turn depends on the design capacity of each facility.
(2) The facility is currently being expanded by the Company.
(3) The State of North Carolina has contracted with Operating Company to manage and operate the facility.
(4) The facility is subject to a purchase option held by the Oklahoma Department of Corrections (the "ODC") which grants the ODC the right to purchase the facility at its fair market value at any time.
(5) This alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1400 at-risk juveniles. The Company believes that design capacity does not generally apply to educational facilities, and, therefore, the aggregate design capacity of the Company's facilities referred to in this Annual Report does not include the total number of at-risk juveniles which can be accommodated at this facility.

FACILITIES UNDER CONSTRUCTION OR DEVELOPMENT

In addition to owning the facilities listed in the preceding tables, the Company is currently in the process of constructing nine new facilities, which are scheduled to open on various dates ranging between June 1999 to March 2000. Set forth below is a brief description of each of the facilities currently under construction. In addition, in April 1999, the Company intends to purchase the Eden Detention Center, which is also described below:

California City Correctional Facility. The California City Correctional Facility is currently under construction and will be located on 320 acres in California City, California. The 489,000 square foot, medium security facility will have a design capacity of 2,304 beds and is scheduled to open in July 1999. Upon completion, the facility will be leased to, and managed by, Operating Company.

Crossroads Correctional Center. The Crossroads Correctional Center is currently under construction and will be located on 80 acres in Shelby, Montana. The 191,000 square foot medium security facility will have a design capacity of 512 beds and is scheduled to open in September 1999. Upon completion, the facility will be leased to, and managed by, Operating Company. The State of Montana has an option to purchase the facility at fair market value generally at any time during the term of the management contract with Operating Company.

Florence Correctional Facility. The Florence Correctional Facility is currently under construction and will be located in Florence, Arizona. The medium security facility will have a design capacity of 1,600 beds. Upon completion, the facility will be leased to, and managed by, Operating Company.

HM Agecroft Prison. The HM Agecroft Prison is currently under construction and will be located in Salford, England. The medium security facility will have a design capacity of 800 beds. Upon completion, the prison will be leased under a 25-year agreement to HM Prison Service. Estimated construction cost for the facility is $80.0 million, and the facility is expected to open in January 2000. The prison is being designed and built by UKDS. Upon expiration of the lease agreement with the HM Prison Service, the facility will revert to the United Kingdom.

Mendota Correctional Facility. The Mendota Correctional Facility will be located on 247 acres in Mendota, California. The 261,000 square foot, medium security facility will have a design capacity of 1,024 beds and is scheduled to open in 2000. Upon completion, the facility will be leased to, and managed by, Operating Company.

Maurice Sigler Correctional Facility. The Maurice Sigler Correctional Facility is currently under construction and will be located on 270 acres in Frostproof, Florida. The 250,000 square foot high security facility will have a design capacity of 1,008 beds and is scheduled to open in June 1999. Upon completion, the facility will be leased to, and managed by, Operating Company. Polk County, Florida has an option to purchase this facility for its depreciated book value pursuant to the terms of a management contract between it and CCA entered into prior to the Merger generally at any time during the term of the management contract.

San Diego Correctional Facility. The San Diego Correctional Facility will be located on 13 acres in San Diego, California. The 201,000 square foot, medium security facility will have a design capacity of 1,000 beds and is scheduled to open in December 1999. Upon completion, this facility will be leased to, and managed by, Operating Company. This facility will revert to San Diego County, California approximately 18 years and six months after the date the facility begins operations.

Tallahatchie County Correctional Center. The Tallahatchie County Correctional Center is currently under construction and will be located in Tallahatchie, Mississippi. Construction on the 1,084 bed facility began in February 1999 and the facility is scheduled to open in the first quarter of the year 2000. Upon completion, the facility will be leased to, and managed by, Operating Company.

Telfair County Correctional Center. The Telfair County Correctional Center is currently under construction and will be located in McRae, Georgia. Construction on the 1,524 medium security prison is scheduled to be completed in the first quarter of 2000. Upon completion, the facility will be leased to, and managed by, Operating Company.

Eden Detention Center. The Eden Detention Center, which is scheduled to be purchased by the Company in April 1999, is located in Eden, Texas. The facility has a design capacity of 1,225 beds, and it is expected that upon its purchase, the facility will be leased to, and continued to be managed by, Operating Company.

ITEM 3. LEGAL PROCEEDINGS.

As a result of the Merger, the Company became subject to a variety of legal proceedings outstanding as of December 31, 1998 against CCA arising in the ordinary course of CCA's business, including certain claims brought by and on behalf of inmates and employees of facilities managed and operated by CCA prior to the Merger. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position.

At December 31, 1998, CCA was party to a class action lawsuit at the Northeast Ohio Correctional Center (the "NOCC") regarding the alleged violation of inmate rights. Subsequent to the end of the year this lawsuit was settled for $1,650,000 plus $756,000 for legal fees and expenses. At December 31, 1998, CCA was also a party to two inmate lawsuits at the NOCC for wrongful deaths. All of the lawsuits were assumed by the Company in the Merger. While the outcome of these lawsuits is not determinable, the

Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position.

Also, as a result of the Merger, the Company became subject to certain legal proceedings outstanding as of January 1, 1999 against Prison Realty arising in the ordinary course of Prison Realty's business, including certain claims arising in connection with the construction and development of its facilities. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position.

In addition, as a result of the Merger, the Company became subject to a purported class action suit against CCA by certain of its shareholders attempting to prohibit completion of the Merger and seeking unspecified monetary damages. The action was originally filed in April 1998 in the Chancery Court of Davidson County, Tennessee. The action was settled in principle in November 1998, and the Chancery Court formally approved the settlement on March 18, 1999. In connection with the settlement, the Chancery Court approved the payment by the Company of approximately $4.5 million in legal fees and expenses incurred by the plaintiffs in the prosecution of the action. The Company expects that after payment of insurance proceeds, the Company will be liable for approximately $2.75 million of these fees and expenses.

The assumed litigation also consists of a purported class action suit brought by a purported shareholder of CCA. Filed on August 6, 1998 in Chancery Court for Davidson County, Tennessee, the suit named CCA and certain of its directors and executive officers as defendants. The action alleges that the individual defendants violated certain provisions of Tennessee law by selling shares of CCA Common Stock during the period from April 1997 through April 1998. Among the allegations in this action are that CCA and the individual defendants made false and misleading statements to maintain the price of CCA Common Stock at an artificially high level in order to be able to sell their shares. Prior to the Merger, CCA was, and the Company currently is, contesting this action vigorously.

With the exception of the foregoing matters, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance, and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

During September 1998 and during the fourth quarter of the year ended December 31, 1998, prior to the completion of the CCA Merger, certain actions regarding the initial organization of the Company and the completion of the Merger, including approval of the Agreement and Plan of Merger and the Merger-Related Transactions, were taken by the founding sole stockholder of the Company by his written consent.

In September, 1998, the Board of Directors of CCA and the Board of Trustees of Prison Realty each approved and adopted the Agreement and Plan of Merger and the Merger-Related Transactions and recommended that the same be adopted and approved by their respective shareholders. On December 1, 1998, at a special meeting of the shareholders of CCA, CCA common shareholders approved and adopted the Agreement and Plan of Merger and the Merger-Related Transactions with approximately 85.2% of the votes cast (or approximately 61.9% of the total number of shares eligible to vote) favoring the transaction, approximately 14.6% of the votes cast (or approximately 10.6% of the total number of shares eligible to vote) not favoring the transaction, and less than approximately 0.2% of the votes cast or total number of shares eligible to vote abstaining. On December 3, 1998, at a special meeting of the shareholders of Prison Realty, the Prison Realty common shareholders approved and adopted the Agreement and Plan of Merger and the Merger-Related Transactions with approximately 98% of the votes cast (or approximately 82% of the total number of shares eligible to vote) favoring the transaction, approximately 1.8% of the votes cast (or approximately 1.5% of the total number of shares eligible to vote) not favoring the transaction, and less than approximately 0.2% of the votes cast or total number of shares eligible to vote abstaining.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON COMMON STOCK

The Company Common Stock is traded on the Exchange under the symbol "PZN" and the Company Preferred Stock is traded on the Exchange under the symbol "PZN PrA." On March 19, 1999, the last reported sale price per share of Company Common Stock was $19.50 and there were 1,434 registered holders and approximately 28,570 beneficial holders, respectively, of Company Common Stock. The Company Common Stock and Preferred Stock did not begin trading on the Exchange until January 4, 1999, after completion of the Merger. As such, except for the information regarding the dividend and distribution record and policy of the Company, the information provided under this section relates to Prison Realty Common Shares and CCA Common Stock, each of which, as a result of the Merger, are no longer traded on the Exchange or on any other securities exchange or market.

PRISON REALTY

The following table sets forth, for the fiscal quarters indicated (i) the range of high and low closing prices of Prison Realty Common Shares on the Exchange, and (ii) the amount of cash distributions paid per share:


                                               PRISON REALTY
                                               CLOSING PRICE      PER SHARE
                                                              CASH DISTRIBUTION
                                               HIGH      LOW         PAID
                                               ----      ---         ----
FISCAL YEAR 1997

Third Quarter (July 15, 1997 through
September 30, 1997).......................... $37.75    $28.83     $0.346(1)

Fourth Quarter...............................  44.63     33.00      0.425

FISCAL YEAR 1998

First Quarter................................  44.38     39.00      0.425

Second Quarter...............................  41.38     26.63      0.425

Third Quarter................................  30.25     18.00      0.480

Fourth Quarter ..............................  25.94     16.00      0.480


(1) Represents a pro rata distribution of Prison Realty's initial quarterly distribution of $0.425 per share based on a partial calendar quarter beginning on July 18, 1997, the closing date of Prison Realty's initial public offering.

CCA

The following table sets forth, for the fiscal quarters indicated (i) the range of high and low closing prices of the CCA Common Stock on the Exchange, and (ii) the amount of cash dividends paid or expected to be paid per share:

                                                   CCA
                                              CLOSING PRICE
                                                             PER SHARE CASH
                                              HIGH     LOW   DIVIDEND PAID
                                              ----     ---   -------------
FISCAL YEAR 1996

First Quarter..............................  $28.50   $17.38    $ 0

Second Quarter.............................   42.44    26.81      0

Third Quarter..............................   35.50    27.25      0

Fourth Quarter.............................   31.75    23.13      0


                                                            CCA
                                                       CLOSING PRICE
                                                                         PER SHARE CASH
                                                      HIGH       LOW      DIVIDEND PAID
                                                      ----       ---      -------------
FISCAL YEAR 1997

First Quarter......................................   33.50      24.25         0

Second Quarter.....................................   40.88      23.50         0

Third Quarter......................................   44.88      37.00         0

Fourth Quarter.....................................   44.56      29.69         0

FISCAL YEAR 1998

First Quarter......................................   41.00      32.50         0

Second Quarter.....................................   35.06      20.88         0

Third Quarter......................................   24.69      13.56         0

Fourth Quarter ....................................   21.88      11.44         0



In October 1995, CCA authorized a 2-for-1 stock split on the CCA Common Stock effective October 31, 1995. The stock split was paid in the form of a one share dividend for every share of CCA Common Stock held by shareholders of record on October 16, 1995. In June 1996, CCA authorized a 2-for-1 stock split on the CCA Common Stock effective July 2, 1996. The stock split was paid in the form of a one share dividend for every share of CCA Common Stock held by shareholders of record on June 19, 1996. All references herein to the CCA Common Stock are on a post-split basis and have not been adjusted to reflect the completion of the Merger.

THE COMPANY

On March 4, 1999, the Board of Directors of the Company declared a regular quarterly distribution of $0.55 per share, payable to the holders of record of Company Common Stock on March 19, 1999. The Company will pay the distribution to its common stockholders on March 31, 1999. The Company intends to continue to pay regular quarterly distributions on its shares of Company Common Stock. The Company also intends to pay regularly quarterly dividends on the Company Preferred Stock pursuant to the terms of such stock. Future distributions on the Company Common Stock will be at the discretion of the Board of Directors of the Company and will depend on the Company's financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors of the Company deems relevant, and there can be no assurance that any such distributions will be made by the Company. Under the Bank Credit Facility, the Company may make distributions on its capital stock (including distributions on the Company Common Stock and the dividends on the Company Preferred Stock discussed herein) only if the Company is not in default under the Bank Credit Facility.

In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of available cash in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

As a result of the Merger, the Company succeeded to CCA's accumulated earnings and profits. As a REIT, the Company cannot complete any taxable year as a REIT with accumulated earnings and profits from a taxable corporation. Accordingly, to preserve its REIT status, the Company must make the Earnings and Profits Distribution to all holders of shares of Company Common Stock, including those holding shares of Company Common Stock received as a result of the Merger. Accordingly, the Company will declare the Earnings and Profits Distribution payable on shares of Company Common Stock in an amount which the Company determines is necessary to disburse undistributed accumulated and current earnings and profits of CCA. Currently, the Earnings and Profits Distribution is expected to be fully paid by the fourth quarter of 1999. The Board of Directors of the Company declared a special dividend of $0.05 per share to the holders of record of the Company Common Stock on March 19, 1999. The special dividend, which will be paid by the Company on March 31, 1999, constitutes a portion of the Earnings and Profits Distribution.

SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

SALE OF UNREGISTERED SECURITIES

The following description sets forth sales or other issuances of unregistered securities by each of CCA and Prison Realty during the three-year period prior to the Merger, as well as sales of unregistered securities by the Company since its formation in September 1998. Unless indicated otherwise, all securities were issued and sold in private placements pursuant to the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act. No underwriters were engaged in connection with the issuances of securities described below. All references in this description to CCA Common Stock and Prison Realty Common Shares are reflected on a converted basis assuming the completion of the Merger. In the Merger, all outstanding shares of CCA Common Stock, including unregistered shares, were exchanged for shares of Company Common Stock at an exchange ratio of 0.875 to 1, and all outstanding Prison Realty Common Shares were exchanged for shares of Company Common Stock at an exchange ratio of 1 to 1, all pursuant to an effective Registration Statement on Form S-4 (Reg. no. 333-65017), filed with the Commission on September 30, 1998 and declared effective by the Commission on October 16, 1998 (the "Registration Statement on Form S-4").

CCA

1996 Sales. On February 29, 1996, CCA sold an aggregate principal amount of $30.0 million of Convertible Subordinated Notes to PMI Mezzanine Fund, L.P. (the "1996 PMI Convertible Notes"). The 1996 PMI Convertible Notes, which bore interest at a rate of 7.5% per annum, were to mature on February 29, 2002, and, as of December 31, 1998, the principal and accrued interest thereon were convertible into 1,094,120 shares of CCA Common Stock at a conversion price, as adjusted, of $27.42 per share.

In April 1996, as a result of Sodexho's preemptive right triggered in connection with the issuance of the 1996 PMI Convertible Notes, CCA sold an aggregate principal amount of $20.0 million Convertible Subordinated Notes to Sodexho (the "1996 Sodexho Convertible Notes"). The 1996 Sodexho Convertible Notes, which bore interest at a rate of 7.5% per annum, were to mature on April 5, 2002, and, as of December 31, 1998, the principal and accrued interest thereon were convertible into 701,135 shares of CCA Common Stock at a conversion price, as adjusted, of $28.53 per share.

In August 1996, CCA issued and sold an aggregate principal amount of $24.7 million Corrections Corporation of America Detention Center Revenue Bonds Series 1996 in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Such bonds were issued pursuant to a Trust Indenture between CCA and Liberty Bank and Trust Company of Tulsa, National Association (the "Trust Indenture"). The bonds and interest thereon were limited obligations of CCA payable solely from revenues and funds pledged under the Trust Indenture and from moneys drawn under an irrevocable letter of credit. The bonds were scheduled to mature on December 15, 2015, but were paid in full with proceeds from the sale of nine of CCA's correctional and detention facilities to Prison Realty in connection with the formation of Prison Realty in July 1997.

1997 Sales. In February and August 1997, CCA issued an aggregate of 878,098 shares of CCA Common Stock to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company pursuant to the conversion of a portion of certain of its 8.5% Convertible Extendable, Subordinated Notes originally issued in 1992.

In December 1994, 664,793 shares of CCA Common Stock were acquired by American Corrections Transport, Inc., a Tennessee corporation ("ACT"), pursuant to the Share Exchange Agreement by and among CCA, TransCor America, Inc. ("TransCor"), and the shareholders of TransCor, and in connection with CCA's acquisition of TransCor. ACT was a shareholder of TransCor at the time of the 1994 exchange. Subsequently, in October 1997, CCA agreed to exchange those shares of CCA Common Stock held by ACT for 379,882 shares of CCA's newly authorized Series B Convertible Preferred Stock (the "CCA Series B Preferred Stock"). ACT agreed to liquidate and distribute its assets, including the CCA Series B Preferred Stock, to its shareholders immediately following the exchange. Accordingly, on October 2, 1997, CCA, ACT, the majority shareholders of ACT, and one additional individual entered into an Exchange Agreement to effectuate the foregoing transaction (the "1997 ACT Exchange Agreement"). As a condition to the exchange, ACT agreed to place 189,949 shares of the CCA Series B Preferred Stock into escrow, with such shares being held to satisfy any claim, loss, liability, costs and expenses directly or indirectly relating to or resulting from or arising out of the 1997 ACT Exchange Agreement and the consummation of the transactions.

The exchange was structured as a tax-free reorganization under the meaning of
Section 368(a)(1)(C) of the Code, and ACT and its shareholder obtained certain tax benefits as a result of the 1997 exchange transaction. CCA assumed no liabilities of ACT as a result of the exchange. The rights and preferences of the CCA Series B Preferred Stock, generally, were as follows: The shares were convertible into shares of CCA Common Stock on a 1.94 to 1 basis, subject to adjustment, and were automatically convertible into shares of CCA Common Stock upon notification of CCA. The holders of the CCA Series B Preferred Stock could convert the shares into shares of CCA's common stock in varying increments through September 1, 2000, at which time up to 75% could be converted. The holders of the CCA Series B Preferred Stock could not transfer or assign such shares before September 1, 2000, except upon death. The holders of the CCA Series B Preferred Stock were to share in distribution upon an event of sale or liquidation along with holders of CCA Common Stock based on their respective ownership. The CCA Series B Preferred Stock had the same voting rights as CCA common stock, and no dividends were to be declared and paid on the CCA Common Stock unless dividends were declared and paid on the CCA Series B Preferred Stock at the same time at a rate equal to twice that of the CCA Common Stock.

1998 Sales. On October 15, 1998, CCA issued 43,750 shares of CCA Common Stock to a director, in consideration of a purchase price of $756,250 paid to CCA. These shares were purchased pursuant to an agreement between CCA and the director, and such sale was approved in advance by the Board of Directors of CCA.

On September 18, 1998, pursuant to the 1997 ACT Exchange Agreement, CCA exercised its right to convert the CCA Series B Preferred Stock into shares of CCA Common Stock by providing notice to each holder of shares of CCA Series B Preferred Stock. On October 2, 1998, CCA converted each outstanding share of CCA Series B Preferred Stock into 1.94 shares of CCA Common Stock. As a result of this conversion, CCA issued an aggregate of 639,030 shares of CCA Common Stock, including 322,432 shares of CCA Common Stock to held in escrow pursuant to the terms of the 1997 ACT Exchange Agreement, without registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. The Company received no cash proceeds from the exchange of the CCA Series B Preferred Stock.

Prison Realty

Prison Realty was formed as a Maryland real estate investment trust in April 1997, with one shareholder being issued 1,000 Prison Realty Common Shares in consideration of $1,000.

On July 18, 1997, upon completion of Prison Realty's initial public offering of 21,275,000 Prison Realty Common Shares, D. Robert Crants, III and Michael W. Devlin each received 150,000 Prison Realty Common Shares as a development fee and for services rendered and as reimbursement of actual costs incurred in connection with the formation of Prison Realty, the completion of Prison Realty's initial public offering and the closing of Prison Realty's purchase of nine facilities from CCA. The reimbursed costs include certain costs related to property due diligence, employee compensation, travel and overhead. Prison Realty received no cash proceeds from the issuance of these 300,000 common shares.

The Company

The Company was formed as a Maryland corporation in September 1998, with one stockholder being issued 100 shares of Company Common Stock in consideration of $1,000. Upon completion of the Merger, these shares of Company Common Stock were repurchased by the Company.

The Company sold $40.0 million aggregate principal amount of Convertible Subordinated Notes (the "MDP Notes") to MDP Ventures IV LLC, a New York limited liability company ("MDP"), and certain affiliated purchasers, pursuant to the terms of a Note Purchase Agreement, dated December 31, 1998, by and between the Company and MDP. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds to the Company of $40.0 million. The MDP Notes bear interest at 9.5% per annum and are due December 31, 2008 and January 29, 2009, respectively. The MDP Notes are convertible into shares of Company Common Stock at a conversion price of approximately $28 per share, as may be adjusted under the terms of the Note Purchase Agreement. The Company also entered into a Registration Rights Agreement with MDP regarding the registration of the shares of the Company Common Stock to be issued to MDP upon the conversion of the MDP Notes.

In connection with the Merger, the Company issued $30.0 million aggregate principal amount 7.5% Convertible Subordinated Notes (the "1998 PMI Convertible Notes"), due February 28, 2005, to PMI Mezzanine Fund, L.P. The 1998 PMI Convertible Notes, which replace the 1996 PMI Convertible Notes previously issued by CCA on February 29, 1996, are currently convertible into 1,094,120 shares of Company Common Stock at a conversion price of $27.42 per share. The Company received no cash proceeds from the issuance of the 1998 PMI Convertible Notes.

Also in connection with the Merger, the Company assumed: (i) the 1996 Sodexho Convertible Notes, which, upon assumption, were convertible into 701,135 shares of Company Common Stock at a conversion price of $28.53 per share; and (ii) the $7.0 million 8.5% Convertible Subordinated Notes due

November 7, 1999, originally issued to Sodexho by CCA on June 23, 1994 (the "1994 Sodexho Convertible Notes"), which, upon assumption, were convertible into 1,709,699 shares of Company Common Stock at a conversion price of $4.09 per share. The Company also assumed CCA's obligations under a forward contract between CCA and Sodexho (the "Sodexho Forward Contract"), in which CCA had agreed to sell to Sodexho up to $20.0 million of convertible subordinated notes, bearing interest at LIBOR plus 1.35%, at any time prior to December 1999, which, upon assumption, were convertible into 2,564,103 shares of Company Common Stock at a conversion price of $7.80 per share. The Company received no cash proceeds from the assumption of these notes and the assumption of CCA's obligations under the Sodexho Forward Contract.

On January 6, 1999, the Company issued a total of 1,410 shares of Company Common Stock to eight non-employee directors of the Company. These shares were issued to these directors in satisfaction of Prison Realty's obligations under the Prison Realty Non-Employee Trustees' Compensation Plan, under which these individuals, previously trustees of Prison Realty, opted to receive Prison Realty Common Shares in lieu of certain trustees' fees. On January 29, 1999, the Company issued 75,717 shares of Company Common Stock to a former director of CCA in satisfaction of its obligations under the CCA Non-Employee Directors' Stock Option Plan, which was assumed by the Company in the Merger. These shares of Company Common Stock were valued based on market prices of the Company Common Stock on the Exchange. The Company received no cash proceeds from the issuance of these shares of Company Common Stock.

On March 8, 1999, the Company, in satisfaction of its obligations under the Sodexho Forward Contract, issued the $20.0 million Sodexho Floating Rate Convertible Note, due March 8, 2004, in consideration of cash proceeds of $20.0 million. Immediately after issuance of the Sodexho Floating Rate Convertible Note, the Company, pursuant to Sodexho's exercise of its conversion option, converted the 1996 Sodexho Convertible Notes, the 1994 Sodexho Convertible Notes and the Sodexho Floating Rate Convertible Note into 4,974,937 shares of Company Common Stock. The Company received no proceeds from the issuance of these shares of Company Common Stock to Sodexho.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

The following description sets forth certain sales or other issuances of registered securities by each of CCA, Prison Realty and the Company, as well as the application of the proceeds from such sales. Unless otherwise indicated, no underwriters were engaged in connection with the issuances of securities described below. In connection with the Merger, all outstanding shares of CCA Common Stock, all outstanding Prison Realty Common Shares and all outstanding Prison Realty Preferred Shares were exchanged for shares of the Company pursuant to the Registration Statement on Form S-4.

CCA

Offering of Common Stock on a Continuous and Delayed Basis. On November 4, 1998, CCA filed a Registration Statement on Form S-3 (Reg. no. 333-66783), to register up to 2,981,978 shares of CCA Common Stock for sale on a continuous and delayed basis using a "shelf" registration process. During December 1998, CCA, in a series of private placements, sold 2,882,296 shares of CCA Common Stock to institutional investors pursuant to this registration statement, which was declared effective on November 16, 1998. The cash proceeds to CCA from these sales were approximately $65.5 million, and these proceeds were utilized by CCA for general corporate purposes, including the repayment of indebtedness, financing capital expenditures and working capital.

Prison Realty

Offering of Prison Realty Preferred Shares. On January 30, 1998, pursuant to Prison Realty's Registration Statement on Form S-11 (Reg. no. 333-43935), declared effective by the Commission on January 26, 1998, Prison Realty completed an offering of 4,300,000 Prison Realty Preferred Shares (including 300,000 Prison Realty Preferred Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25.00 per share. The Prison Realty Preferred Shares were redeemable at any time on or after January 30, 2003, at $25.00 per share, plus dividends accrued and unpaid to the redemption date. The Prison Realty Preferred Shares had no stated maturity, sinking fund provision or mandatory redemption and were not convertible into any other securities of Prison Realty. Dividends on the Prison Realty Preferred Shares were cumulative from the date of original issue of such shares and were payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%. The shares were listed on the Exchange under the symbol "PZN Pr A." The offering of the Prison Realty Preferred Shares was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., NationsBanc Montgomery Securities LLC, PaineWebber Incorporated, Stephens Inc. and Wheat First Butcher Singer. The gross proceeds from the sale of the Prison Realty Preferred Shares were approximately $107.5 million, generating net proceeds to Prison Realty of approximately $103.5 million after deduction of the underwriting discount and estimated offering expenses. Prison Realty used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under its existing bank credit facility. The balance was used to make future acquisitions of correctional and detention facilities and for general corporate purposes. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on this registration statement (Reg. no. 333-43935-01) with respect to this offering. CCA, however, received no proceeds from this offering.

Offering of Common Shares on a Continuous and Delayed Basis. On September 16, 1998, Prison Realty filed a Registration Statement on Form S-3 (Reg. no. 333-63475) with the Commission to register an aggregate of $500.0 million in value of Prison Realty Common Shares, Preferred Shares and common share rights or warrants. Pursuant to this registration statement, which became effective as of October 14, 1998, Prison Realty issued 324,000 of Prison Realty Common Shares to certain trustees and officers of Prison Realty in a series of private placements, resulting in aggregate cash proceeds to Prison Realty of approximately $6.9 million. Prison Realty used these proceeds to reimburse the cost of a like number of Prison Realty Common Shares purchased by Prison Realty on the open market. Prison Realty also issued a total of 3,732,542 Prison Realty Common Shares to institutional investors in a series of private placements pursuant to this registration statement, resulting in aggregate cash proceeds to Prison Realty of $85.0 million. These proceeds were used by Prison Realty for general corporate purposes, including, among others, repaying its obligations as they became due, redeeming its outstanding indebtedness, capital expenditures and working capital. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on Prison Realty's registration statement (Reg. no. 33-63475-01) with respect to this offering. CCA, however, received no proceeds from this offering.

The Company

Issuance of Capital Stock in Connection with the Merger. In the Merger, the Company issued 105,272,183 shares of Company Common Stock in exchange for all outstanding shares of CCA Common Stock and all outstanding Prison Realty Common Shares pursuant to the Registration Statement on Form S-4. The Merger Agreement provided that each outstanding share of CCA Common Stock was converted into the right to receive .875 share of the Company Common Stock, and each Prison Realty Common Share was converted into 1.0 share of the Company Common Stock. The Company also issued 4,300,00 shares of Company Preferred Stock in exchange for all outstanding Prison Realty Preferred Shares in the Merger.

The Merger Agreement provided that each outstanding Prison Realty Preferred Share was converted into 1.0 share of Company Preferred Stock with identical liquidation preferences and dividend and redemption rights. The Company received no proceeds from this exchange. In connection with the Merger, Stephens Inc. provided an opinion to the Board of Directors of CCA that the Merger was fair, from a financial point of view, to CCA and its shareholders, and J.C. Bradford & Co., LLC, provided an opinion to the Board of Trustees of Prison Realty that the Merger was fair, from a financial point of view, to Prison Realty and its shareholders.

On January 11, 1999, the Company filed the Registration Statement on Form S-3 (Reg. No. 333-70419), which became effective on January 19, 1999 with the Commission to register an aggregate of $1.5 billion in value of the Company Common Stock, preferred stock, Common Stock purchase rights, debt securities and warrants for sale on a continuous or delayed basis. As of March 19, 1999, the Company has sold 2,694,259 shares of Company Common Stock under the Registration Statement on Form S-3, resulting in net proceeds of approximately $52.8 million. These net proceeds will be used by the Company for general corporate purposes, including, among others, repaying its obligations as they become due, redeeming its outstanding indebtedness, financing, all or in part, future purchases of real estate properties meeting its business objectives and strategies, capital expenditures and working capital.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data presents CCA's historical consolidated selected results of operations through the date of the CCA Merger. The Company did not begin operations until January 1, 1999, subsequent to the Prison Realty Merger. The following selected balance sheet data presents the Company's consolidated financial position subsequent to the CCA Merger and subsequent to the Merger-Related Transactions, but prior to the Prison Realty Merger.

                            PRISON REALTY CORPORATION
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------

                                             1998             1997            1996           1995             1994
                                             ----             ----            ----           ----             ----
STATEMENT OF OPERATIONS:

Revenues                                $   662,059      $   462,249      $   292,513     $   207,241     $   152,375
                                        -----------      -----------      -----------     -----------     -----------
Expenses:
   Operating                                496,522          330,470          211,208         153,692         123,273
   Lease                                     58,018           18,684            2,786           5,904             741
   General and administrative                28,628           16,025           12,607          13,506           8,939
   Loan costs write-off                       2,043             --               --              --              --
   CMSC compensation charge                  22,850             --               --              --              --
   Depreciation and amortization             15,973           14,093           11,339           6,524           5,753
                                        -----------      -----------      -----------     -----------     -----------
                                            624,034          379,272          237,940         179,626         138,706
                                        -----------      -----------      -----------     -----------     -----------
Operating income                             38,025           82,977           54,573          27,615          13,669
Interest expense (income), net               (4,380)          (4,119)           4,224           3,952           3,439
                                        -----------      -----------      -----------     -----------     -----------
Income before income taxes                   42,405           87,096           50,349          23,663          10,230
Provision for income taxes                   15,424           33,141           19,469           9,330           2,312
                                        -----------      -----------      -----------     -----------     -----------
Income before cumulative
   effect of accounting change               26,981           53,955           30,880          14,333           7,918
Cumulative effect of accounting              16,145             --               --              --              --
   change, net of taxes
                                        -----------      -----------      -----------     -----------     -----------
Net Income                              $    10,836      $    53,955      $    30,880     $    14,333     $     7,918
Preferred stock dividends                      --               --               --              --               204
                                        -----------      -----------      -----------     -----------     -----------
Net income allocable to
   common stockholders                  $    10,836      $    53,955      $    30,880     $    14,333     $     7,714
                                        ===========      ===========      ===========     ===========     ===========
Basic net income per share:
   Before cumulative effect of
      accounting change                 $      0.38      $      0.80      $      0.49     $      0.26     $      0.16
   Cumulative effect of accounting
      change                                   (.23)            --              --              --              --
                                        -----------      -----------      -----------     -----------     -----------
                                        $      0.15      $      0.80      $      0.49     $      0.26     $      0.16
                                        ===========      ===========      ===========     ===========     ===========
 Diluted net income per share:
   Before cumulative effect of
      accounting change                 $      0.34      $      0.69      $      0.42     $      0.21     $      0.14
   Cumulative effect of accounting
      change                                   (.20)            --              --              --              --
                                        -----------      -----------      -----------     -----------     -----------
                                        $       .14      $      0.69      $      0.42     $      0.21     $      0.14
                                        ===========      ===========      ===========     ===========     ===========
Weighted average shares outstanding
   Basic                                     71,380           67,568           62,793          54,475          47,688
   Diluted                                   78,939           78,959           76,160          71,396          54,586

BALANCE SHEET:

Total assets                            $ 1,090,437      $   697,940      $   468,888     $   213,478     $   141,792
Long-term debt, less current
   portion                                  290,257          127,075          117,535          74,865          47,984
Total liabilities excluding
    deferred gains                          395,999          214,112          187,136         116,774          80,035
Stockholders' equity                        451,986          348,076          281,752          96,704          61,757



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

The Company, which was formed in September 1998, began operations on January 1, 1999 as a result of the completion of the Mergers of CCA and Prison Realty with and into the Company on December 31, 1998 and January 1, 1999, respectively. The following information reflects the condition of the Company on December 31, 1998. As such, this information describes the Company after the completion of the CCA Merger, but prior to its merger with Prison Realty.

The Company is the accounting successor to CCA. CCA merged with and into the Company on December 31, 1998 pursuant to the terms of the Merger Agreement. In the CCA Merger, CCA shareholders received .875 share of the Company Common Stock in exchange for each share of CCA Common Stock they owned. The CCA Merger was legally structured as a common control transfer from CCA to the Company. For accounting purposes, the CCA Merger has been accounted for as a reverse acquisition of the Company by CCA. As such, CCA's assets and liabilities have been carried forward at historical cost; CCA's historical financial statements are presented as the continuing accounting entity's; and the equity section of the balance sheets, earnings per share and the statements of stockholders' equity have been retroactively restated to reflect the effect of the exchange ratio and the effects of the differences in par values of the respective companies' common stock.

At December 31, 1998 and prior to the Merger, CCA had contracts to manage 82 correctional and detention facilities with an aggregate design capacity of 70,121 beds. Of these 82 facilities, 70 were in operation and 12 were under development by CCA. CCA, through its United Kingdom joint venture, UKDS, managed one facility in the United Kingdom and, through its Australian joint venture, CC Australia, managed two facilities in Australia. CCA's ownership interest in UKDS and CC Australia was accounted for under the equity method. Of the 12 facilities under development by CCA, six were scheduled to commence operations in 1999. In addition, at December 31, 1998, CCA had outstanding written responses to RFPs and other solicitations for 11 projects with an aggregate design capacity of 8,116 beds.

The following table sets forth the number of facilities under contract or award by CCA at the end of the periods shown:

                                                           AS OF DECEMBER 31,
                                                           ------------------

                                                      1998         1997       1996
                                                      ----         ----       ----
Contracts(1)                                             82           67           59
Facilities in operation                                  70           54           42
Design capacity of contracts                         70,121       52,890       41,135
Design capacity of facilities in operation           51,223       38,509       24,310
Compensated mandays(2)                           15,107,533   10,524,537    7,113,794

--------------
(1) Consists of facilities in operation by CCA and facilities under development by CCA for which contracts have been finalized.
(2) Compensated mandays for a period ended are calculated, for per diem rate facilities, as the number of beds occupied by residents on a daily basis during the period ended and, for fixed rate facilities, as the design capacity of the facility multiplied by the number of days the facility was in operation during the period.

CCA derived substantially all of its revenues from the management of correctional and detention facilities for national, federal, state and local government agencies in the United States and abroad. The following table summarizes information with respect to certain management contracts relating to facilities which as a result of the Merger are currently operated and managed by Operating Company and the Service Companies:

Operating Company:


                                                 CONTRACTING        CONTRACT EXPIRATION
                                                 -----------        -------------------
        FACILITIES AND LOCATION                    ENTITY                  DATE                RENEWAL OPTION
        -----------------------                    ------                  ----                --------------
Bent County Correctional Facility              State of Colorado         July 2018                   None
  Las Animas, CO

Bridgeport Pre-Parole Transfer Facility         State of Texas          August 1999                  None
  Bridgeport, TX

Central Arizona Detention Center               USMS; States of     Various times through             None
  Florence, AZ                                Alaska and Montana        October 2014

Cibola County Correction Center                USMS; State of        Various times through           None
  Milan, NM                                      New Mexico               April 2018

Cimarron Correctional Facility                 State of Oklahoma          June 1999             Three one-year
  Cushing, OK                                                                                   renewal options

Coffee Correctional Facility                   State of Georgia           July 1999             Twenty one-year
  Nicholls, GA                                                                                  renewal options

Davis Correctional Center                      State of Oklahoma          June 1999             One two-year
  Holdenville, OK                                                                               renewal option

Diamondback Correctional Facility               States of Hawaii         November 2018                None
  Watonga, OK                                     and Indiana

Eloy Detention Center                               BOP; INS            February 2002           Seven one-year
  Eloy, AZ                                                                                      renewal options

Houston Processing Center                             INS                 April 1999            Two three-month
  Houston, TX                                                                                   renewal options

Huerfano County Correctional Center            State of Colorado          June 1999                  None
  Walsenburg, CO

Kit Carson Correctional Center                 State of Colorado        November 2018                None
  Burlington, CO

Laredo Processing Center                              INS                 July 2001             One two-year
  Laredo, TX                                                                                    renewal option


                                                   CONTRACTING           CONTRACT EXPIRATION
                                                   -----------           -------------------
          FACILITIES AND LOCATION                    ENTITY                    DATE               RENEWAL OPTION
          -----------------------                    ------                    ----               --------------
Leavenworth Detention Center                          USMS                 December 1999         Four one-year
  Leavenworth, KS                                                                                   renewal options

Lee Adjustment Center                          State of Kentucky           December 1999         One two-year
  Beattyville, KY                                                                                   renewal option

Marion Adjustment Center                       State of Kentucky           December 1999         One two-year
  St. Mary, KY                                                                                      renewal option

Mineral Wells Pre-Parole Transfer Facility    Texas Department of           August 1999               None
  Mineral Wells, TX                            Criminal Justice,
                                                Board of Pardons
                                                  and Paroles

New Mexico Women's Correctional Facility      State of New Mexico              June 1999            Five two-year
  Grants, NM                                                                                        renewal options

North Fork Correctional Facility               State of Wisconsin              May 2018                  None
  Sayre, OK

Northeast Ohio Correctional Center            District of Columbia            July 1999             Three one-year
   Youngstown, OH                                                                                   renewal options

Otter Creek Correctional Facility              State of Kentucky            December 1999           One two-year
  Wheelwright, KY                                                                                   renewal option

Prairie Correctional Facility                   USMS; States of          Various times through           None
  Appleton, MN                                 Hawaii, Minnesota               July 2018
                                                and North Dakota

River City Correctional Center                 Jefferson County,              June 1999                  None
  Louisville, KY                                    Kentucky

Shelby Training Center                        BOP; Shelby County,        Various times through           None
  Memphis, TN                                      Tennessee                  April 2015

T. Don Hutto Correctional Center               Williamson County,        Various times through           None
  Taylor, TX                                    Texas; State of              January 2000
                                                     Texas

Torrance County Detention Facility            USMS; BOP; State of        Various times through           None
  Estancia, NM                                    New Mexico;                December 2010
                                                Torrance County,
                                                  New Mexico;
                                              District of Columbia

Webb County Detention Facility                 Webb County, Texas            October 2018                None
  Laredo, TX



                                                  CONTRACTING        CONTRACT EXPIRATION
                                                  -----------        -------------------
       FACILITIES AND LOCATION                      ENTITY                  DATE               RENEWAL OPTION
       -----------------------                      ------                  ----               --------------
West Tennessee Detention Facility              State of Montana;      September 1999;               None
  Mason, TN                                     USMS; BOP; INS;       September 2010(3)
                                                 Virgin Islands

Wheeler Correctional Facility                   State of Georgia          July 1999            Twenty one-year
 Alamo, GA                                                                                     renewal options

Whiteville Correctional Facility               State of Wisconsin         March 2000           One one-year
  Whiteville, TN                                                                               renewal option




Service Company A:


                                                CONTRACTING         CONTRACT EXPIRATION
                                                -----------         -------------------
       FACILITIES AND LOCATION                     ENTITY                   DATE               RENEWAL OPTION
       -----------------------                     ------                   ----               --------------

Bay Correctional Facility                       State of Florida         August 2000                 None
 Panama City, Florida

Delta Correctional Facility                   State of Mississippi      September 1999          One two-year
 Greenwood, Mississippi                                                                         renewal option

Gadsden Correctional Institution                State of Florida          March 2000                 None
 Gadsden, Florida

Guayama Correctional Center                       Puerto Rico           December 2000           One five-year
 Guayama, Puerto Rico                                                                           renewal option

Hardeman County Correctional Facility          State of Tennessee         June 2000             Six three-year
 Whiteville, Tennessee                                                                          renewal options

Lawrenceville Correctional Center              State of Virginia          March 2003                 None
 Lawrenceville, Virginia

Ponce Adult Correctional Facility                 Puerto Rico           February 2002           One five-year
 Ponce, Puerto Rico                                                                             renewal option

South Central Correctional Facility            State of Tennessee         March 2000            One two-year
 Clifton, Tennessee                                                                             renewal option

Wilkinson County Correctional Facility        State of Mississippi       January 2001           One two-year
 Woodville, Mississippi                                                                         renewal option

Winn Correctional Center                       State of Louisiana         March 2000                 None
  Winnfield, Louisiana


Service Company B:


                                                 CONTRACTING        CONTRACT EXPIRATION
                                                 -----------        -------------------
        FACILITIES AND LOCATION                    ENTITY                  DATE               RENEWAL OPTION
        -----------------------                    ------                  ----               --------------

Bartlett State Jail                              State of Texas          August 2000           Two two-year
 Bartlett, Texas                                                                               renewal options

Bay County Jail                               Bay County, Florida       September 1999         One three-year
 Panama City, Florida                                                                          renewal option

Bay County Jail Annex                         Bay County, Florida       September 1999         One three-year
 Panama City, Florida                                                                          renewal option

Brownfield Intermediate Sanction Facility        State of Texas          August 1999                 None
 Brownfield, Texas

Citrus County Detention Facility                 Citrus County,          October 2000          One three-year
 Lecanto, Florida                                   Florida                                    renewal option

Davidson County Juvenile Detention Center       Davidson County,          April 1999                 None
 Nashville, Tennessee                              Tennessee

Elizabeth Detention Center                            INS                August 1999                 None
 Elizabeth, New Jersey

Hernando County Jail                            Hernando County,         October 2000                None
 Brooksville, Florida                               Florida

Lake City Correctional Center                   State of Florida        February 2000          One two-year
 Lake City, Florida                                                                            renewal option

Liberty County Jail                             Liberty County,         November 2001          One two-year
 Liberty, Texas                                      Texas                                     renewal option

Marion County Jail II                            Marion County,         November 2000          One two-year
 Indianapolis, Indiana                              Indiana                                    renewal option

Metro-Davidson County Detention Facility        Davidson County,          June 2000            One two-year
 Nashville, Tennessee                              Tennessee                                   renewal option

Okeechobee Juvenile Offender Correction         State of Florida        December 2002                None
Center
 Okeechobee, Florida

Ponce Youthful Offender Correctional              Puerto Rico           February 2002          One five-year
Facility                                                                                       renewal option
 Ponce, Puerto Rico

Silverdale Facilities                           Hamilton County,        September 2000         Four four-year
 Chattanooga, Tennessee                            Tennessee                                   renewal options

Southwest Indiana Youth Village                 Various Counties          April 2000                 None
 Vincennes, Indiana



                                                 CONTRACTING        CONTRACT EXPIRATION
                                                 -----------        -------------------
          FACILITIES AND LOCATION                   ENTITY                  DATE              RENEWAL OPTION
          -----------------------                   ------                  ----              --------------

Tall Trees                                     State of Tennessee       January 2004                None
 Memphis, Tennessee

Venus Pre-Release Center                         State of Texas         December 1998            One one-year
 Venus, Texas                                                                                    renewal option


DOMESTIC GEOGRAPHIC MARKET CONCENTRATION

Prior to the CCA Merger, CCA managed facilities in 20 states, the District of Columbia and Puerto Rico. Management revenues by state, as a percentage of CCA's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively, are as follows:


                              1998                           1997                      1996
                              ----                           ----                      ----

                     Number      Percentage       Number        Percentage      Number      Percentage
                      of         of Total          of             of Total        of         of Total
                   Facilities    Revenues       Facilities       Revenues      Facilities    Revenues
                   ----------    --------       ----------       --------      ----------    --------
Arizona                2          10.5%             2              12.1%           2           14.7%
California             1            .4%             --              --             --           --
Colorado               3           4.1%             2               1.9%           1            0.3%
Florida                7           9.1%             7               8.9%           5           10.3%
Georgia                2            .1%             --              --             --           --
Indiana                2           1.5%             2                .3%           1            0.4%
Kansas                 1           1.1%             1               1.9%           1            3.0%
Kentucky               4           2.1%             --               --            --           --
Louisiana              1           2.3%             1               3.1%           1            4.7%
Minnesota              1           3.2%             1               2.6%           1            0.7%
Mississippi            2           2.5%             1               2.1%           1            1.1%
Nevada                 1           1.1%             1                .4%           --           --
New Jersey             1           1.8%             1               2.4%           --           --
New Mexico             3           4.0%             2               3.4%           3            6.7%
North Carolina         2            .3%             --               --            --           --
Ohio                   1           4.7%             1               3.5%           --           --
Oklahoma               5           6.3%             3               5.6%           2            3.0%
Puerto Rico            3           5.4%             3               6.2%           1            4.7%
South Carolina         --           --              --               .8%           1            2.1%
Tennessee              9          13.0%             9               7.8%           8           19.2%
Texas                  15         18.4%             13             21.7%           11          23.6%
Virginia               1           2.0%             --               --            --           --
Washington D.C.        1           3.3%             1               3.6%           --           --


To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on CCA's results of operations.

Revenues for operation of correctional and detention facilities are recognized as the services are provided, based on a gross rate per day per inmate or on a fixed monthly rate. Of CCA's 67 domestic facilities in operation at the time of the CCA Merger, 66 were compensated on a per diem basis and one was compensated at fixed monthly rates. The per diem rates or fixed monthly rates vary according to the type of facility and the extent of services provided at the facility. CCA had certain contracts which provided for the realization of operating bonuses which are contingent upon various criteria. CCA also realized development fee revenues on the percentage-of-completion method for certain correctional facilities. Transportation revenues were based on a per mile charge or a fixed fee per trip.

CCA incurred all facility operating expenses, except for certain debt service and lease payments with respect to certain facilities that CCA did not own or lease. At the time of the CCA Merger, CCA owned 14 of the domestic facilities it managed, managed 42 domestic facilities that were owned or leased by a government agency, construction of which were financed by the agency through one or more of a variety of methods and managed 17 domestic facilities that were owned and leased to CCA by Prison Realty.

Facility payroll and related taxes constituted the majority of facility operating expenses for CCA. Substantially all other operating expenses consisted of food, clothing, medical services, utilities, supplies, maintenance, insurance and other general operating expenses. As inmate populations increased following the start-up of a facility, operating expenses generally decreased as a percentage of related revenues. Each facility was fully staffed at the time it was opened or taken over by CCA, although it may have been operated at a relatively low occupancy rate at such time.

CCA's general and administrative costs consisted of salaries of officers and other corporate headquarters personnel, legal, accounting and other professional fees (including pooling expenses related to certain acquisitions), travel expenses, executive office rental, and promotional and marketing expenses. The most significant component of these costs related to the hiring and training of experienced corrections and administrative personnel necessary for the implementation and maintenance of the facility management and transportation contracts.

Operating income for each facility depended upon the relationship between operating costs, the rate at which CCA was compensated per manday, and the occupancy rate. The rates of compensation were fixed by contract and approximately two-thirds of all operating costs were fixed costs. Therefore, operating income varied from period to period as occupancy rates fluctuated. Operating income was affected adversely as CCA increased the number of newly-constructed or expanded facilities under management and experienced initial low occupancy rates. After a management contract was awarded, CCA incurred facility start-up costs that consisted principally of initial employee training, travel and other direct expenses incurred in connection with the contract. Prior to the adoption of SOP 98-5 as of January 1, 1998, these costs were capitalized and amortized on a straight-line basis over the shorter of the term of the contract plus renewals or five years. Depending on the contract, start-up costs were either fully recoverable as pass-through costs or were billable to the contracting agency over the initial term of the contract plus renewals. CCA historically financed start-up costs through available cash, the issuance of various securities, cash from operations and borrowings under CCA's revolving credit facility.

Newly opened facilities were staffed according to contract requirements when CCA began receiving inmates. Inmates were typically assigned to a newly opened facility on a regulated, structured basis over a one-to-three month period. Until expected occupancy levels were reached, operating losses may have been incurred.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in CCA's statement of operations and the percentage change from period to period in such items:

                                              PERCENTAGE OF REVENUES
                                              YEAR ENDED DECEMBER 31,            1998            1997
                                              -----------------------           COMPARED       COMPARED
                                          1998         1997        1996         TO 1997         TO 1996
                                          ------------------------------        ------------------------

Revenues                                 100.0%       100.0%      100.0%         43.2%            58.0%


Expenses:

   Operating                              75.0%        71.5%       72.2%         50.2%            56.5%

   Lease                                   8.8%         4.0%        1.0%        210.5%           570.6%

  General and administrative               4.3%         3.5%        4.3%         78.6%            27.1%

   Loan costs writeoff                      .3%         --           --           N/A              N/A

   CMSC compensation charge                3.5%         --           --           N/A              N/A

   Depreciation and amortization           2.4%         3.0%        3.9%         13.3%            24.3%
                                          ----        ------      -----

Operating income                           5.7%        18.0%       18.6%        (54.2)%           52.0%

Interest (income) expense, net             (.7)%        (.9)%       1.4%          6.3%          (197.5)%
                                          -----       -----       -----
Income before income taxes                 6.4%        18.9%       17.2%        (51.3)%           73.0%

Provision for income taxes                 2.3%         7.2%        6.6%        (53.5)%           70.2%
                                          -----        ----       -----
Income before cumulative effect
of accounting change                       4.1%        11.7%       10.6%        (50.0)%           74.7%

Cumulative effect of
accounting change, net of taxes            2.5%          --          --            N/A             N/A

Net income                                 1.6%        11.7%       10.6%        (79.9)%           74.7%



YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

REVENUES

Total revenues increased 43.2% in 1998 as compared to 1997, with increases in both management and transportation services. Management revenues increased 44% in 1998, or $197.9 million. This increase was primarily due to the opening of new facilities and the expansion of existing facilities by CCA in 1997 and 1998. In 1998, CCA opened 10 new facilities with an aggregate design capacity of 9,256 beds, assumed management of eight facilities with an aggregate design capacity of 3,757 beds and expanded seven existing facilities to increase their design capacity by an aggregate of 2,473 beds. Due to the growth in beds, compensated mandays increased 44% in 1998 from 10,524,537 to 15,107,533. Average occupancy improved to 94.4% in 1998 as compared to 93.2% in 1997.

Transportation revenues increased $1.9 million or 15% in 1998 as compared to 1997. This growth was primarily the result of an expanded customer base and increased compensated mileage realized through the increased utilization of three transportation hubs opened in 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

OPERATING EXPENSES

Facility operating expenses increased 50.2% to $486.5 million in 1998. There were significant increases in operating expenses realized due to the increased compensated mandays and compensated mileage that CCA realized in 1998 as previously mentioned. Also CCA adopted the provisions of the AICPA's Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The effect of this accounting change for 1998 was a $14.9 million charge to operating expenses. Prior to the adoption of SOP 98-5, project development and facility start-up costs were deferred and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. In conjunction with CCA terminating five contractual relationships, CCA realized approximately $2.0 million of operating expenses related to transition costs and deferred contract costs. CCA also incurred $1.0 million of non-recurring operating expenses related to the Merger.

In 1998, CCA was subject to a class action lawsuit at one of its facilities regarding the alleged violation of inmate rights which was settled subsequent to the end of the year. CCA was also subject to two wrongful death lawsuits at one of its facilities. These lawsuits were assumed by the Company in the Merger. CCA recognized $2.1 million of expenses in 1998 related to these lawsuits.

LEASE EXPENSE

Lease expense increased 210.5% in 1998 compared to 1997. CCA had entered into leases with Prison Realty in July 1997 for the initial nine facilities that CCA had sold to Prison Realty. Throughout 1997 and 1998, CCA sold an additional four facilities and one expansion to Prison Realty and immediately after these sales, leased the facilities back pursuant to long-term, triple net leases. As a result of the USCC acquisition, CCA entered into long-term leases for four additional facilities with Prison Realty.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 78.6% in 1998 over 1997. Included in general and administrative expenses was $1.3 million incurred in the fourth quarter of 1998 for an advertising and employee relations initiative aimed at raising the public awareness of CCA and the industry. Also, in connection with the Merger, CCA became subject to a purported class action lawsuit attempting to enjoin the Merger and seeking unspecified monetary damages. The lawsuit was settled in principle in November 1998 with the formal settlement being completed in March 1999. Accordingly, CCA recognized $3.2 million of expense in 1998 to cover legal fees and the settlement obligation.

LOAN COSTS WRITEOFF

In June 1998, CCA expanded its credit facility from $170.0 million to $350.0 million and incurred debt issuance costs that were being amortized over the life of the loan. The credit facility matured at the earlier of the date of the completion of the Merger or September 1999. Accordingly, upon consummation of the Merger the credit facility was terminated and the related unamortized issuance costs were expensed.

OPERATING COMPANY COMPENSATION CHARGE

CCA recorded a $22.9 million charge to expense in 1998 for the implied fair value of 5,000 shares of Operating Company voting common stock issued by Operating Company to certain employees of CCA and Prison Realty. The shares were granted to certain founding shareholders of Operating Company in September 1998. Neither CCA nor Operating Company received any proceeds from the issuance of these shares. The fair value of these common shares was determined at the date of the Merger based upon the implied value of Operating Company, derived from $16,000 in cash investments made by outside investors as of December 31, 1998, as consideration for a 32% ownership interest in Operating Company.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 13% in 1998 over 1997. The increase was due to the increase in the number of owned facilities operated by CCA in 1998 as compared to 1997. Of the 10 new facilities opened by CCA in 1998, CCA owned six.

INTEREST EXPENSE, NET

Interest expense for 1998 was actually net interest income of $4.4 million as compared to $4.1 million of interest income in 1997. In 1998, CCA was still benefitting from interest earnings on the cash proceeds that CCA realized in 1997 when it sold 12 facilities to Prison Realty.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES

As previously mentioned, CCA adopted the provisions of SOP 98-5 in 1998. As a result, CCA recorded a $16.1 million charge as a cumulative effect of accounting change, net of taxes of $10.3 million, on periods through December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

REVENUES

Total revenues increased 58.0% in 1997 as compared to 1996, with increases in both management and transportation services. Management revenues increased 59.5% in 1997, or $167.7 million. This increase was primarily due to the opening of new facilities and the expansion of existing facilities by CCA in 1996 and 1997. In 1997, CCA opened 13 new facilities with an aggregate design capacity of 11,644 beds, assumed management of one facility with an aggregate design capacity of 866 beds and expanded six existing facilities to increase their design capacity by an aggregate of 2,290 beds. Accordingly, 14,800 new beds were brought on line in 1997. Due to the growth in beds, compensated mandays increased 47.9% in 1997 from 7,113,794 to 10,524,537. Average occupancy remained stable at 93.2% in 1997 as compared to 94.1% in 1996.

Transportation revenues increased $2.0 million or 18.9% in 1997 as compared to 1996. This growth was primarily the result of an expanded customer base and increased compensated mileage realized through the opening of two new transportation hubs in the first quarter of 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

During the second quarter of 1997, CCA sold 30% of UKDS to Sodexho and recognized an after-tax gain of $777,000.

FACILITY OPERATING EXPENSES

Facility operating expenses increased 56.5% to 330.5 million in 1997. This increase was due to the increased compensated mandays and compensated mileage that CCA realized in 1997 as previously mentioned. As a percentage of revenues, facility operating expenses decreased to 71.5% in 1997 as compared with 72.2% in 1996. CCA's management operating cost per compensated manday was $30.51 during 1997 as compared to $28.82 in 1996. This increase was primarily due to CCA bringing the 14,800 new beds on line and having multiple facilities in the start-up phase of operation throughout 1997 which resulted in increased personnel costs including employee training and overtime. The increase is also due to the expanded scope of services that CCA has recently encountered in some of its new contracts.

LEASE EXPENSE

Lease expense increased 570.6% in 1997 compared to 1996. The significant increase in lease expense was the result of the Leases that CCA entered into with Prison Realty in 1997. Annual rent for these 12 facilities was approximately $50.0 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 27.1% in 1997 over 1996. However, as a percentage of revenues, general and administrative expenses for 1997 declined to 3.5% as compared to 4.3% for 1996.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 24.3% in 1997 over 1996. The increase was due to the 58.4% growth in beds in operation at the end of 1997 as compared to 1996.

INTEREST EXPENSE, NET

Interest expense for 1997 was actually net interest income of $4.1 million as compared to $4.2 million of interest expense in 1996. This change in net interest was primarily the result of the sale of the 12 facilities to Prison Realty for an aggregate purchase price of approximately $455.1 million which allowed CCA to pay off approximately $182.6 million in debt and benefit from interest earnings on approximately $128.0 million invested for a portion of 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

REVENUES

CCA's total revenues increased 41% from 1995 to 1996 with increases in both management and transportation services. CCA's management revenues increased 43% in 1996, or $84.2 million. This increase was due to the opening of new facilities and the expansion of existing facilities by CCA in 1995 and 1996. In 1996, CCA opened four new facilities with an aggregate design capacity of 2,501 beds, assumed management of two facilities with an aggregate design capacity of 899 beds and expanded five existing facilities to increase their design capacity by an aggregate of 1,058 beds. Accordingly, 4,458 new beds were brought on line in 1996. Due to the growth in beds, compensated mandays increased 48% in 1996 from 4,799,562 to 7,113,794. Average occupancy remained stable at 94.1% for 1996 as compared to 93.9% for 1995.

Transportation revenues increased $1.1 million or 12% in 1996 as compared to 1995. The 1996 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage. During the second and fourth quarters of 1996, CCA purchased the remaining two-thirds of UKDS from its original joint venture partners. After consideration of several strategic alternatives related to UKDS, CCA sold 20% of the entity to Sodexho, and recognized an after-tax gain of $515,000. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS, which option was exercised in the second quarter 1997.

FACILITY OPERATING EXPENSES

Facility operating expenses increased 37.4% to $213.2 million in 1996 compared to $158.8 million in 1995. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $28.82 for 1996 as compared to $31.59 for 1995. The decrease in average cost per manday was due to CCA's ability to realize more economies of scale as additional beds were brought on line. As a percentage of revenues, facility operating expenses decreased to 73% from 77%. This decrease was primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale. Salary and related employee benefits constituted approximately 63% and 58% of facility operating expenses for 1996 and 1995, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative costs decreased 6.7% in 1996 to $13.4 million as compared to $14.3 million in 1995. This decrease was due to the non-recurring pooling expenses associated with acquisitions during fiscal 1995 as well as CCA's ability to reduce duplication in the general and administrative areas by integrating the acquired companies into its systems.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 74% to $11.3 million in 1996 as compared to $6.5 million in 1995. The 1996 increase was due to the growth in total beds in owned facilities as well as the one-time, non-recurring reserve of $850,000 established for the termination of CCA's contract with South Carolina.

INTEREST EXPENSES NET

Interest expense, net, increased 7% in 1996, consisting of a 48%, or $2.7 million, increase in interest expense, and a 151%, or $2.4 million, increase in interest income. Interest expense increased due primarily to the addition of $50.0 million in convertible subordinated notes issued in February and April 1996, bearing interest at 7.5%. Interest income increased as a result of CCA investing the net proceeds from an equity offering, which closed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

CCA

CCA's business was capital intensive in relation to the development of a correctional facility. CCA's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations required the continued acquisition of funds through borrowings and equity offerings. CCA financed these activities through the sale of capital stock, warrants, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, by assisting government agencies in the issuance of municipal bonds and, most recently, through the sale and leaseback of certain correctional facilities to Prison Realty.

CCA's current ratio decreased to .33 in 1998 as compared to 2.41 in 1997. The decrease was due in part to the sale of $95.0 million of net current assets to Operating Company, Service Company A and Service Company B. In addition, during 1998, CCA utilized approximately $100.0 million of excess cash on hand at December 31, 1997 from the sale of 12 facilities to Prison Realty in 1997.

CCA's cash flow from operations for 1998 was $54.5 million as compared to $92.0 million for 1997 and $24.4 million in 1996. The decrease in cash flow in 1998 was primarily a result of increased lease payments to Prison Realty of $39.3 million over 1997. However, cash flow from operations, calculated on a EBITDAR basis, was $112.0 million for 1998 as compared to $115.8 million for 1997 and $68.7 million for 1996. Included in these 1998 cash flow results are two significant non-cash charges, $22.9 million for the Operating Company compensation and $26.5 million for the cumulative effect of accounting change due to the adoption of SOP-98-5. At December 31, 1998, CCA had strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

On November 4, 1998 CCA filed a Registration Statement on Form S-3 that allowed it, over the following two years, to sell CCA Common Stock in one or more offerings up to a total dollar amount of $100.0 million. As of December 31, 1998, CCA had sold 2,882,296 shares of CCA Common Stock under this registration statement, generating net proceeds to CCA of approximately $65.5 million. CCA used the net proceeds from the sale of CCA Common Stock for general corporate purposes including without limitation, repayment of indebtedness, financing capital expenditures and working capital.

In June 1998, CCA increased its revolving credit facility with a group of banks to $350.0 million. The facility matured on the earlier of the date of the completion of the Merger or September 6, 1999 and was used for general corporate purposes and the issuance of letters of credit. The credit facility bore interest, at the election of CCA, at either the bank's prime rate or a rate which was 1.25% above the applicable 30, 60, or 90 day LIBOR rate. Interest was payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There were no prepayment penalties associated with the credit facility. The credit facility required CCA, among other things, to maintain certain net worth, leverage and debt service coverage ratios. The facility also limited certain payments and distributions. Borrowings on the facility at December 31, 1998 were $222.0 million and letters of credit totaling $98.7 million had been issued as of such date. In connection with the Merger, Service Company A and Service Company B each assumed $5.0 million of debt related to this facility, resulting in an unused commitment of $19.3 million. In January 1999, the Service Companies paid off their portions of the outstanding debt and the credit facility was replaced with a new credit facility as discussed below.

CCA also had a $2.5 million credit facility with a bank that provided for the issuance of letters of credit and which matured on the earlier of the date of the completion of the Merger or September 6, 1999. At December 31, 1998, letters of credit totaling $1.6 million had been issued leaving an unused commitment of $947,000. On January 1, 1999, in connection with the Merger, this facility was replaced with the Company's new credit facility as discussed below.

In July 1997, CCA sold 10 of its facilities to Prison Realty for approximately $378.3 million. The proceeds were used to pay off $131.0 million of credit facility debt, $42.2 million of first mortgage debt and $9.4 million of senior secured notes. The remaining proceeds were used to fund existing construction projects and for general working capital purposes. In October 1997, CCA sold an additional facility to Prison Realty for approximately $38.5 million. In November and December 1997, CCA paid $74.4 million for two correctional facilities. Subsequently, CCA sold these facilities to Prison Realty for $74.4 million in December 1997 and January 1998, respectively.

In February 1996, CCA issued $30.0 million of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal under CCA's working capital credit facility and construction loan. The notes, bearing interest at 7.5%, payable quarterly, required CCA to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. At the time of issuance, the notes were convertible into shares of CCA Common Stock at a conversion price, as adjusted, of $29.61 per share. In April 1996, due to the triggering of its preemptive right in connection with the issuance of the convertible subordinated notes, Sodexho purchased $20.0 million of convertible subordinated notes under the same terms and conditions.

In June 1996, CCA completed a public offering of 3,237,500 shares of CCA Common Stock at a price to the public of $42.86 per share. The proceeds of the offering, after deducting all associated costs, were $131.8 million.

THE COMPANY

The Company sold $40.0 million aggregate principal amount MDP Notes to MDP and certain affiliated purchasers, pursuant to the terms of a Note Purchase Agreement, dated December 31, 1998, by and between the Company and MDP. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds to the Company of $40.0 million. The MDP Notes bear interest at 9.5% per annum and are due December 31, 2008 and January 29, 2009, respectively. The MDP Notes are convertible into shares of Company Common Stock at a conversion price of approximately $28 per share, as may be adjusted under the terms of the Note Purchase Agreement.

On January 11, 1999, the Company filed the Registration Statement on Form S-3 with the Commission to register an aggregate of $1.5 billion in value of Company Common Stock, preferred stock, Common Stock purchase rights, debt securities and warrants for sale on a continuous or delayed basis. As of March 26, 1999, the Company has sold 2,694,259 shares of Company Common Stock under the Registration Statement on Form S-3, resulting in net proceeds of approximately $52.8 million. These net proceeds will be used by the Company for general corporate purposes, including, among others, repaying its obligations as they become due, redeeming its outstanding indebtedness, financing, all or in part, future purchases of other companies or real estate properties meeting its business objectives and strategies, capital expenditures and working capital.

In connection with the completion of the Merger, the Company obtained the $650.0 million Bank Credit Facility. The Bank Credit Facility consists of a $400.0 million Revolving Credit Facility maturing January 1, 2002 and a $250.0 million Term Loan Facility maturing January 1, 2003. The Company has approximately $370.0 million currently outstanding under the Revolving Credit Facility and $250.0 million currently outstanding under the Term Loan Facility. The Revolving Credit Facility matures January 1, 2002 and the Term Loan Facility matures January 1, 2003. The Bank Credit Facility is secured by substantially all the assets of the Company. The Revolving Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The spread ranges from .25% to 1.25% for base rate loans and from 1.375% to 2.75% for LIBOR rate loans. The Term Loan Facility bears interest at a variable base rate equal to 3.25% in excess of LIBOR. The Revolving Credit Facility also allows for a $150.0 million letter of credit sub-facility, enabling the Company to obtain letters of credit for general corporate purposes. Amounts drawn under the Revolving Credit Facility included $114.0 million to temporarily collateralize outstanding letters of credit which are not yet reissued under the Bank Credit Facility. Approximately $502.0 million of amounts currently outstanding under the Bank Credit Facility was used to repay outstanding indebtedness under Prison Realty's and CCA's credit facilities prior to the Merger.

As a result of the Merger, the Company has certain contractual arrangements with Operating Company in addition to the Operating Company Leases, the Operating Company Note and the Right to Purchase Agreement. Such agreements are described below:

In consideration for the rights granted under the Trade Name Use Agreement, Operating Company is obligated to pay to the Company a fee equal to: (i) 2.75% of its gross revenues for the first three years of the Trade Name Use Agreement;
(ii) 3.25% of its gross revenues for the following two years of the Trade Name Use Agreement; and (iii) 3.625% of its gross revenues for the remaining term of the Trade Name Use Agreement, provided, however, that the amount of such fee may not exceed: (a) 2.75% of the gross revenues of the Company for the first three years of the Trade Name Use Agreement; (b) 3.5% of the gross revenues of the Company for the following two years of the Trade Name Use Agreement; and (c) 3.875% of the gross revenues of the Company for the remaining term of the Trade Name Use Agreement.

The Company has also entered into (i) the Services Agreement with Operating Company pursuant to which Operating Company is to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement and (ii) the Tenant Incentive Agreement with Operating Company pursuant to which the Company will pay to Operating Company an incentive fee to induce Operating Company to enter into Operating Company Leases with respect to those facilities developed and facilitated by Operating Company. With respect to the Services Agreement, Operating Company has agreed to perform, at the direction of the Company, services needed in the construction and development of correctional and detention facilities, including services related to identification of potential additional facilities, preparation of proposals, project bidding, project design, government relations and project marketing. In consideration for the performance of such services by Operating Company, the Company will pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to $560 per new bed for facility preparation services provided by Operating Company prior to the date on which inmates are first received at such facility. Under the terms of the Services Agreement, the Company is not obligated to pay the services fee of $560 per new bed unless the rent payable under the Operating Company Lease for the facility being developed is determined based upon the fair market value of the facility with an applicable lease rate of at least 11%. The Company paid $15.0 million to Operating Company in the first quarter of 1999 pursuant to the Services Agreement. The Board of Directors of the Company has authorized payment of up to an additional 5% of the total capital expenditures to Operating Company if additional services are required by the Company. With respect to the Tenant Incentive Agreement, the Company has agreed to pay an incentive fee to Operating Company of $840 per new bed of each facility leased by Operating Company for which Operating Company has served as developer and facilitator. Under the terms of the Tenant Incentive Agreement, the Company is not obligated to pay the incentive fee with respect to a facility unless the rent payable under the Operating Company Lease for the facility is determined based upon the fair market value of the facility with an applicable lease rate of at least 11.0%. No fee will be payable with respect to additions to a facility.

The Company has no commitments with respect to other capital expenditures. The Company does have an option to acquire, at fair market value, and leaseback to certain tenants, any facility acquired or developed and owned by such tenant in the future for a specified period.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing, in public or private transactions, equity or debt securities. The Company anticipates that as a result of its current debt to total capitalization ratio and its intention to maintain a debt to total capitalization ratio of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

YEAR 2000 COMPLIANCE

The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities. The following discussion identifies the actions taken by the Company and Operating Company to assess and address the Year 2000 issues faced by both companies.

The Company has completed an initial assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Based on this initial assessment, the Company believes that these key information technology systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is in the process of evaluating the remaining noncritical information technology systems for Year 2000 compliance.

The Company depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include commercial banks and other lenders, construction contractors, architects and engineers and vendors such as the providers of telecommunications and utilities. The Company has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts.

The Company is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible.

The Company's key information technology systems were Year 2000 compliant when acquired in the Merger. As such, the Company has incurred no expenses through December 31, 1998 and expects to incur no material costs in the future on Year 2000 remediation efforts.

Because Operating Company is the lessee of a substantial majority of the Company's facilities, the Company may be vulnerable to Operating Company=s failure to remedy its Year 2000 issues. The failure of Operating Company to remedy its Year 2000 problems could result in the delayed collection of lease payments by the Company, potentially resulting in liquidity stress.

Operating Company's Year 2000 compliance program is focused on addressing Year 2000 readiness in the following areas: (i) Operating Company's information technology hardware and software; (ii) material non-information technology systems; (iii) Year 2000 compliance of third parties with which Operating Company has a material relationship; (iv) systems used to track and report assets not owned by Operating Company (e.g. inmate funds and personal effects); and (v) development of contingency plans.

Operating Company, and prior to the completion of the Merger CCA, has completed an initial assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include upgrades of Operating Company's minicomputer hardware and critical financial applications. Based on this initial assessment and remediation efforts, Operating Company believes that these key information technology systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. Operating Company is in the process of evaluating the remaining noncritical information technology systems for Year 2000 compliance.

Operating Company manages and operates facilities it owns, facilities it leases from Prison Realty, and facilities owned by and leased from government entities. Operating Company is currently evaluating whether the material non-information technology systems such as security control equipment, fire suppression equipment and other physical plant equipment at both the facilities it owns and the facilities it leases from Prison Realty are Year 2000 compliant. Operating Company will also request that the owners of the government facilities it manages provide Year 2000 certification for material information technology and non-information technology systems at those facilities.

All Operating Company's managed correctional facilities, as a part of general operating policy, have existing contingency plans that are deployed in the event key operational systems, such as security control equipment fail (e.g. when a power failure occurs). In addition, the correctional facilities' key security systems are "fail secure" systems which automatically "lock down" and are then operated manually should the related electronic components fail. Therefore, Operating Company management believes no additional material risks associated with the physical operation of its correctional facilities are created as a result of potential Year 2000 issues.

Operating Company depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include government agencies for which Operating Company provides services, commercial banks and other lenders, construction contractors, architects and engineers, and vendors such as providers of food supplies and services, inmate medical services, telecommunications and utilities. Operating Company has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. Operating Company has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts.

If third parties with whom Operating Company interacts have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of construction contractors and architects and engineers, in the delayed construction of correctional facilities; (ii) in the case of vendors, in disruption of important services upon which Operating Company depends, such as medical services, food services and supplies, telecommunications and electrical power, (iii) in the case of government agencies, in delayed collection of accounts receivable potentially resulting in liquidity stress, or (iv) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress.

Operating Company is also evaluating Year 2000 compliance of other software applications used to track and report assets that are not the property of Operating Company. This includes applications used to track and report inmate funds and the inmates' personal effects.

Operating Company is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. Operating Company management expects to have the contingency plan completed by mid-year 1999.

Operating Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer systems' remediation and replacement and non-information technology systems' remediation and replacement (including validation) in order to achieve Year 2000 compliance. Operating Company currently estimates that these costs will total approximately $4.0 million. Of this total it is estimated that $2.5 million will be for the repair of software problems and $1.5 million will be for the replacement of problem systems and equipment. As of December 31, 1998, CCA had incurred $600,000 in Year 2000 program costs. These costs are expensed as incurred. Management of Operating Company believes there will be no material impact on Operating Company's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.

The costs of Operating Company's Year 2000 compliance program and the date on which Operating Company plans to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. Operating Company can give no assurance that these estimates will be achieved, and actual results could differ materially from Operating Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its Bank Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". The interest on the Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Bank Credit Facility debt was 100 basis points higher or lower during 1998, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $1.0 million.

As of March 19, 1999, the Company had outstanding $40.0 million of convertible notes with a fixed interest rate of 9.5%, $30.0 million of convertible notes with a fixed interest rate of 7.5% and $103.4 million of preferred stock with a fixed dividend rate of 8%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10 percent decrease in market interest rates would not have a material impact on the Company. Similarly, as of March 19, 1999, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%, the value of which would not be materially impacted by an increase or decrease in market interest rates.

Additionally, the Company may, from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and 12 months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 10 percent increase in market interest rates would not materially affect the value of these investments.

The Company also uses, or intends to use, long-term and medium-term debt as a source of capital. These debt instruments, if issued, will typically bear fixed interest rates. When these debt instruments mature, the Company may refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, the Company may occasionally enter into interest rate protection agreements.

The Company does not have a material exposure to risks associated with foreign currency fluctuations related to its operations. The Company does not use derivative financial instruments in its operations or investment portfolio.

The Company does not believe it has any other material exposure to market risks associated with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-2 as indicated below. The consolidated financial statements of Correctional Management Services Corporation have been inserted in this Annual Report due to its status as a significant lessee of the Company.

                          INDEX TO FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
         CONSOLIDATED FINANCIAL STATEMENTS OF
         PRISON REALTY CORPORATION
         Report of Independent Public Accountants.                           F-2
         Consolidated Balance Sheets as of December 31, 1998 and 1997.       F-3
         Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996.                              F-5
         Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1998, 1997 and 1996.                  F-6
         Consolidated Statements of Cash Flows for the years
              December 31, 1998, 1997 and 1996.                              F-7
         Notes to the Consolidated Financial Statements.                     F-10

         CONSOLIDATED FINANCIAL STATEMENTS OF
         CORRECTIONAL MANAGEMENT SERVICES CORPORATION
         Report of Independent Public Accountants.                           F-29
         Consolidated Balance Sheet as of December 31, 1998.                 F-30
         Consolidated Statement of Stockholders' Equity for the
              period from September 11, 1998 through December 31, 1998.      F-31
         Consolidated Statement of Cash Flows for the period from
              September 11, 1998 through December 31, 1998.                  F-32
         Notes to the Consolidated Financial Statements.                     F-33




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by CCA's Board of Directors to serve as CCA's independent public accountant for the year ended December 31, 1998, and the Company's Board of Directors has selected Arthur Andersen LLP to serve as the Company's independent public accountant for the Merger for the year ended December 31, 1998, and for the year ending December 31, 1999. Arthur Andersen LLP also served as independent public accountants for Prison Realty prior to the Merger and currently serves in the same capacity for Operating Company.

                                    PART III.

Certain information required by this Part III is omitted from this report in connection with the filing of a definitive proxy statement by the Company within 120 days after the end of its fiscal year pursuant to Regulation 14A of its Annual Meeting of Stockholders to be held in May 1999 (the "Proxy Statement"), and the information included in the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information responsive to this Item is contained in the sections entitled "Proposals for Stockholder Action Proposal 1 - Election of Directors" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information responsive to this Item is contained in the sections entitled "Executive Compensation," included in the Company's Proxy Statement, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information responsive to this Item is contained in the section entitled "Principal Stockholders and Security Ownership of Management" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information responsive to this Item is contained in the section entitled "Certain Relationships and Related Transactions" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as part of this Report:

           (1) Financial Statements.

               The Financial Statements as set forth under Item 8 of this report on Form 10-K have been filed herewith, beginning on Page F-2 of this report.

           (2) Financial Statement Schedules.

               Schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

           (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith.

       (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report. The Company did, however, file a Current Report on Form 8-K, dated January 6, 1999, relating to the completion of the Merger and the Merger-Related Transactions. Each of Prison Realty and CCA filed a Current Report on Form 8-K, dated November 20, 1998, relating to the settlement of the Shareholder Litigation.

       (c) Certain Exhibits. See Item 14(a)(3) above.

       (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRISON REALTY CORPORATION



Date: March 30, 1999                By: /s/ Doctor R. Crants
                                    --------------------------------------
                                           Doctor R. Crants,
                                           Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints DOCTOR R. CRANTS and VIDA H. CARROLL, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Prison Realty Corporation for the fiscal year ended December 31, 1998, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.



         SIGNATURE                           TITLE                            DATE
         ---------                           -----                            ----
/s/ Doctor R. Crants                Chief Executive Officer             March 30, 1999
-------------------------------     (Principal Executive Officer),
         Doctor R. Crants           Chairman and Director


/s/ J. Michael Quinlan              Vice-Chairman and Director          March 30, 1999
-------------------------------
         J. Michael Quinlan

/s/ D. Robert Crants, III           President and Director              March 30, 1999
-------------------------------
         D. Robert Crants, III

/s/ Michael W. Devlin               Chief Operating Officer             March 30, 1999
-------------------------------     and Director
         Michael W. Devlin

/s/ Vida H. Carroll                 Chief Financial Officer             March 30, 1999
-------------------------------     (Principal Financial and
         Vida H. Carroll            Accounting Officer),
                                    Secretary and Treasurer

/s/ C. Ray Bell                     Director                            March 30, 1999
-------------------------------
         C. Ray Bell



         SIGNATURE                             TITLE                        DATE
         ---------                             -----                        ----
/s/ Richard W. Cardin                        Director                  March 30, 1999
----------------------------------
         Richard W. Cardin

                                             Director                  March   , 1999
----------------------------------
         Monroe J. Carell, Jr.

/s/ Jean-Pierre Cuny                         Director                  March 30, 1999
----------------------------------
         Jean-Pierre Cuny

/s/ John W. Eakin, Jr.                       Director                  March 30, 1999
----------------------------------
         John W. Eakin, Jr.

/s/ Ted Feldman                              Director                  March 30, 1999
----------------------------------
         Ted Feldman

/s/ Jackson W. Moore                         Director                  March 30, 1999
----------------------------------
         Jackson W. Moore

                                             Director                  March   , 1999
----------------------------------
         Rusty L. Moore

/s/ Joseph V. Russell                        Director                  March 30, 1999
----------------------------------
         Joseph V. Russell

/s/ Charles W. Thomas, Ph.D.                 Director                  March 30, 1999
----------------------------------
         Charles W. Thomas, Ph.D.



                            PRISON REALTY CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
        CONSOLIDATED FINANCIAL STATEMENTS OF
        PRISON REALTY CORPORATION
        Report of Independent Public Accountants.                           F-2
        Consolidated Balance Sheets as of December 31, 1998 and 1997.       F-3
        Consolidated Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996.                            F-5
        Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 1998, 1997 and 1996.                F-6
        Consolidated Statements of Cash Flows for the years
               December 31, 1998, 1997 and 1996.                            F-7
        Notes to the Consolidated Financial Statements.                     F-10

        CONSOLIDATED FINANCIAL STATEMENTS OF
        CORRECTIONAL MANAGEMENT SERVICES CORPORATION
        Report of Independent Public Accountants.                           F-29
        Consolidated Balance Sheet as of December 31, 1998.                 F-30
        Consolidated Statement of Stockholders' Equity for the
               period from September 11, 1998 through December 31, 1998.    F-31
        Consolidated Statement of Cash Flows for the period from
               September 11, 1998 through December 31, 1998.                F-32
        Notes to the Consolidated Financial Statements.                     F-33



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Prison Realty Corporation:

We have audited the accompanying consolidated balance sheets of PRISON REALTY CORPORATION (a Maryland corporation and accounting successor to Corrections Corporation of America - See Note 1) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Prison Realty Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prison Realty Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 15, 1999

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)



                        ASSETS                       1998              1997
----------------------------------------------       ----              ----
CURRENT ASSETS:
    Cash and cash equivalents                    $   31,141       $  136,147
    Accounts receivable, net of allowances               --           80,900
    Prepaid expenses                                    134            4,868
    Deferred tax assets                               5,846               --
    Other current assets                              6,022           11,507
                                                 ----------       ----------
          Total current assets                       43,143          233,422

PROPERTY AND EQUIPMENT, NET                         627,389          266,493

OTHER ASSETS:
    Notes receivable                                138,549           59,264
    Investments in affiliates and others            127,691            6,941
    Investments in direct financing leases           74,059           90,184
    Deferred tax assets                              45,354           10,195
    Other                                            34,252           31,441
                                                 ----------       ----------
          Total assets                           $1,090,437       $  697,940
                                                 ==========       ==========




                                   (continued)

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                   (continued)



       LIABILITIES AND STOCKHOLDERS' EQUITY                               1998           1997
------------------------------------------------------------          --------------  ----------
 CURRENT LIABILITIES:
    Accounts payable                                                  $   66,664     $   32,094
    Accrued salaries and wages                                                --          9,778
    Income taxes payable                                                  14,966         14,128
    Deferred tax liabilities                                                  --          1,229
    Other accrued expenses                                                14,536         20,361
    Current portion of long-term debt                                      9,576          5,847
    Current portion of deferred gains on real estate transactions         13,294         13,223
    Current portion of deferred gains on sales of contracts               10,677             --
                                                                      ----------     ----------
          Total current liabilities                                      129,713         96,660

 LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                               290,257        127,075
    Deferred gains on real estate transactions, net
      of current portion                                                 112,457        122,529
    Deferred gains on sales of contracts, net of
      current portion                                                    106,024             --
    Other noncurrent liabilities                                              --          3,600
                                                                      ----------     ----------
          Total liabilities                                              638,451        349,864
                                                                      ----------     ----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock - Series B - $1 (one dollar) par value;
       400 shares authorized, 0 and 380 shares issued and
       outstanding at December 31, 1998 and 1997, respectively                --            380

   Common stock - $.01 (one cent) par value; 300,000 shares
       authorized, 79,956 and 70,201 shares issued and
       outstanding at December 31, 1998 and 1997, respectively               800            702
    Additional paid-in capital                                           398,493        295,361
    Retained earnings                                                     52,693         92,475
    Treasury stock, at cost                                                   --        (40,842)
                                                                      ----------     ----------
          Total stockholders' equity                                     451,986        348,076
                                                                      ----------     ----------
              Total liabilities and stockholders' equity              $1,090,437     $  697,940
                                                                      ==========     ==========




  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              1998            1997          1996
                                                           ---------       ---------     ---------
  REVENUES                                                 $ 662,059      $ 462,249      $ 292,513
                                                           ---------      ---------      ---------
  EXPENSES:
      Operating                                              496,522        330,470        211,208
      Lease                                                   58,018         18,684          2,786
      General and administrative                              28,628         16,025         12,607
      Loan costs writeoff                                      2,043             --             --
      CMSC compensation charge                                22,850             --             --
      Depreciation and amortization                           15,973         14,093         11,339
                                                           ---------      ---------      ---------
                                                             624,034        379,272        237,940
                                                           ---------      ---------      ---------
  OPERATING INCOME                                            38,025         82,977         54,573

  INTEREST (INCOME) EXPENSE, NET                              (4,380)        (4,119)         4,224
                                                           ---------      ---------      ---------
  INCOME BEFORE INCOME TAXES                                  42,405         87,096         50,349

  PROVISION FOR INCOME TAXES                                  15,424         33,141         19,469
                                                           ---------      ---------      ---------
  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        26,981         53,955         30,880

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES        16,145             --             --
                                                           ---------      ---------      ---------

  NET INCOME                                               $  10,836      $  53,955      $  30,880
                                                           =========      =========      =========
  BASIC NET INCOME PER COMMON SHARE:
      Before cumulative effect of accounting change        $     .38      $     .80      $     .49
      Cumulative effect of accounting change                    (.23)            --             --
                                                           ---------      ---------      ---------
                                                           $     .15      $     .80      $     .49
                                                           =========      =========      =========
  DILUTED NET INCOME PER COMMON SHARE:
      Before cumulative effect of accounting change        $     .34      $     .69      $     .42
      Cumulative effect of accounting change                    (.20)            --             --
                                                           ---------      ---------      ---------
                                                           $     .14      $     .69      $     .42
                                                           =========      =========      =========
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC           71,380         67,568         62,793
                                                           =========      =========      =========

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED         78,939         78,959         76,160
                                                           =========      =========      =========




  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                    PREFERRED STOCK                             COMMON STOCK
                                                 ---------------------       --------------------------------------------------
                                                       SERIES B                      ISSUED                   TREASURY STOCK
                                                 --------------------         --------------------         --------------------
                                                 SHARES        AMOUNT         SHARES        AMOUNT         SHARES        AMOUNT
                                                 ------        ------         ------        ------         ------        ------
  BALANCE, DECEMBER 31, 1995                       --        $    --         56,472        $ 565            (3)       $    (37)
    Issuance of common stock                       --             --          3,238           32            --              --
    Stock options exercised and warrants
       converted to stock                          --             --          5,940           59           (17)           (689)
    Income tax benefits of incentive stock
       option exercises                            --             --             --           --            --              --
    Compensation expense related to
       deferred stock awards                       --             --             --           --            --              --
    Net income                                     --             --             --           --            --              --
                                               ------        -------        -------        -----        ------        --------
  BALANCE, DECEMBER 31, 1996                       --             --         65,650          656           (20)           (726)
    Exchange of preferred stock for
       acquisition of American Corrections
       Transport                                  380            380             --           --          (665)        (32,812)
    Stock options and warrants exercised           --             --          3,672           37           (36)         (1,975)
    Stock repurchased                              --             --             --           --          (108)         (5,329)
    Income tax benefits of incentive stock
       option exercises                            --             --             --           --            --              --
    Conversion of long-term debt                   --             --            879            9            --              --
    Compensation expense related to
       deferred stock awards and
       stock options                               --             --             --           --            --              --

    Net income                                     --             --             --           --            --              --
                                               ------        -------        -------        -----        ------        --------
  BALANCE, DECEMBER 31, 1997                      380            380         70,201          702          (829)        (40,842)

    Conversion of preferred stock                (380)          (380)           610            6            --              --
    Stock options and warrants exercised           --             --          5,161           52          (818)        (20,148)
    Stock repurchased                              --             --             --           --          (175)         (7,600)
    Income tax benefits of incentive stock
       option exercises                            --             --             --           --            --              --
    Conversion of long-term debt                   --             --          1,805           18         1,075          51,029
    Retirement of treasury stock                   --             --           (747)          (7)          747          17,561
    CMSC stock issued to CCA employees             --             --             --           --            --              --
    Issuance of common stock                       --             --          2,926           29            --              --
    Compensation expense related to
       deferred stock awards and
       stock options                               --             --             --           --            --              --
    Net income                                     --             --             --           --            --              --
                                               ------        -------        -------        -----        ------        --------
  BALANCE, DECEMBER 31, 1998                       --        $    --         79,956        $ 800            --        $     --
                                               ======        =======        =======        =====        ======        ========


                                                       ADDITIONAL                         TOTAL
                                                        PAID-IN         RETAINED      STOCKHOLDERS'
                                                        CAPITAL         EARNINGS         EQUITY
                                                        -------         --------         ------
  BALANCE, DECEMBER 31, 1995                           $  80,535        $ 15,641        $  96,704
    Issuance of common stock                             131,780              --          131,812
    Stock options exercised and warrants
       converted to stock                                 14,907          (4,389)           9,888
    Income tax benefits of incentive stock
       option exercises                                   11,944              --           11,944
    Compensation expense related to
       deferred stock awards                                 524              --              524
    Net income                                                --          30,880           30,880
                                                       ---------        --------        ---------
  BALANCE, DECEMBER 31, 1996                             239,690          42,132          281,752
    Exchange of preferred stock for
       acquisition of American Corrections
       Transport                                          32,432              --               --
    Stock options and warrants exercised                  14,786          (3,612)           9,236
    Stock repurchased                                         --              --           (5,329)
    Income tax benefits of incentive stock
       option exercises                                    6,328              --            6,328
    Conversion of long-term debt                           1,668              --            1,677
    Compensation expense related to
       deferred stock awards and
       stock options                                         457              --              457

    Net income                                                --          53,955           53,955
                                                       ---------        --------        ---------
  BALANCE, DECEMBER 31, 1997                             295,361          92,475          348,076

    Conversion of preferred stock                            374              --               --
    Stock options and warrants exercised                  22,478          (1,733)             649
    Stock repurchased                                         --              --           (7,600)
    Income tax benefits of incentive stock
       option exercises                                    4,475              --            4,475
    Conversion of long-term debt                           3,633         (48,885)           5,795
    Retirement of treasury stock                         (17,554)             --               --
    CMSC stock issued to CCA employees                    22,850              --           22,850
    Issuance of common stock                              66,119              --           66,148
    Compensation expense related to
       deferred stock awards and
       stock options                                         757              --              757
    Net income                                                --          10,836           10,836
                                                       ---------        --------        ---------
  BALANCE, DECEMBER 31, 1998                           $ 398,493        $ 52,693        $ 451,986
                                                       =========        ========        =========



  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)


                                                                              1998           1997           1996
                                                                           ---------     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  10,836      $  53,955      $  30,880
  Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      15,973         14,093         11,339
         Deferred and other noncash income taxes                           (40,719)        (6,329)        13,117
         Other noncash items                                                   757            457            524
         (Gain) loss on disposal of assets                                   1,083           (881)        (3,501)
         Equity in earnings of unconsolidated entities                        (535)          (916)        (1,098)
         Recognized gain on real estate transactions                       (13,984)        (5,906)            --
         Write-off of loan costs                                             2,043             --             --
         CMSC compensation charge                                           22,850             --             --
         Cumulative effect of accounting change                             26,468             --             --
         Changes in assets and liabilities, net of
           acquisitions and divestitures:
              Accounts receivable                                          (24,362)         7,105        (55,993)
              Prepaid expenses                                              (5,936)        (1,928)        (1,371)
              Other current assets                                          (9,380)         7,980           (623)
              Accounts payable                                              59,734         (7,130)        28,467
              Income taxes payable                                             838         13,242            190
              Accrued expenses                                              12,431         14,636          2,459
              Other liabilities                                             (3,600)         3,600             --
                                                                         ---------      ---------      ---------
                 Net cash provided by operating activities                  54,497         91,978         24,390
                                                                         ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment                                     (417,215)      (297,293)      (165,703)
  (Increase) decrease in restricted cash and investments                        --          4,037         (3,025)
  Increase in other assets                                                      --        (17,868)       (11,163)
  Merger costs                                                             (26,270)            --             --
  Investments in affiliates, net                                               603          1,707         (3,138)
  Proceeds from disposals of assets                                         61,299        457,802          6,747
  Investment in notes receivable                                            (1,549)       (38,156)       (22,500)
  Increase in direct financing leases                                           --        (84,295)        (3,693)
  Payments received on direct financing leases and notes receivable          4,713          3,462            553
  Acquisition of USCC contracts, net of cash acquired                       (9,341)            --             --
  Cash acquired by CMSC, PMS and JJFMS in sales of contracts                (4,754)            --             --
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) investing activities      (392,514)        29,396       (201,922)
                                                                         ---------      ---------      ---------



                                   (continued)

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                   (continued)


                                                                   1998           1997          1996
                                                               ----------     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     $  20,000      $      --      $  74,700
  Payments on long-term debt                                        (151)       (57,194)       (24,443)
  (Payments on) proceeds from line of credit, net                162,000         66,000        (10,500)
  Payment of debt issuance costs                                  (9,485)        (2,772)          (432)
  Proceeds from issuance of common stock                          66,148             --        131,006
  Proceeds from exercise of stock options and warrants             2,099          9,236          9,888
  Purchase of treasury stock                                      (7,600)        (5,329)            --
                                                               ---------      ---------      ---------
                 Net cash provided by financing activities       233,011          9,941        180,219
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (105,006)       131,315          2,687

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     136,147          4,832          2,145
                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $  31,141      $ 136,147      $   4,832
                                                               =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
       Cash paid during the year for:
          Interest (net of amounts capitalized)                $   4,424      $   6,579      $   8,979
                                                               =========      =========      =========
          Income taxes                                         $  44,341      $  24,351      $   6,630
                                                               =========      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES - Increases (decreases) to cash:
       Long-term debt was converted into common stock:
            Other assets                                       $       5      $      23      $      --
            Long-term debt                                        (5,800)        (1,700)            --
            Common stock                                              18              9             --
            Additional paid-in capital                             3,633          1,668             --
            Treasury stock                                        51,029             --             --
            Retained earnings                                    (48,885)            --             --
                                                               ---------      ---------      ---------
                                                               $      --      $      --      $      --
                                                               =========      =========      =========


                                   (Continued)

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                   (continued)

                                                                       1998           1997            1996
                                                                   ----------     -----------     ------------
Preferred stock was converted into common stock:
      Preferred stock                                              $    (380)     $        --     $         --
      Common stock                                                         6               --               --
      Additional paid-in capital                                         374               --               --
                                                                   ---------      -----------     ------------
                                                                   $      --      $        --     $         --
                                                                   =========      ===========     ============
Property and equipment were acquired through the
   forgiveness of the direct financing lease receivable
   and the issuance of a credit toward future management fees:
      Accounts receivable                                          $   3,500      $        --     $         --
      Property and equipment                                         (16,207)              --               --
      Investment in direct financing lease                            12,707               --               --
                                                                   ---------      -----------     ------------
                                                                   $      --      $        --     $         --
                                                                   =========      ===========     ============
Property and equipment were acquired through
   the forgiveness of a note receivable:
      Note receivable                                              $  57,624      $        --     $         --
      Property and equipment                                         (58,487)              --               --
      Long-term debt                                                     863               --               --
                                                                   ---------      -----------     ------------
                                                                   $              $               $
                                                                   =========      ===========     ============
Stock warrants were exercised for shares of the Company's
   common stock:
      Other assets                                                 $   1,450      $        --     $         --
      Common stock                                                        38               --               --
      Additional paid-in capital                                      15,892               --               --
      Treasury stock                                                 (17,380)              --               --
                                                                   ---------      -----------     ------------
                                                                   $      --      $        --     $         --
                                                                   =========      ===========     ============

Sales of contracts to CMSC, PMS and JJFMS:
      Accounts receivable                                          $ 105,695      $        --     $         --
      Prepaid expenses                                                 5,935               --               --
      Deferred tax assets                                              2,960               --               --
      Other current assets                                            14,865               --               --
      Property and equipment, net                                     63,083               --               --
      Notes receivable                                              (135,854)              --               --
      Investments in affiliates and others                          (120,916)              --               --
      Other long-term assets                                          10,124               --               --
      Accounts payable                                               (25,559)              --               --
      Accrued salaries and wages                                      (7,401)              --               --
      Accrued expenses                                               (24,387)              --               --
      Current portion of deferred gains on sales of contracts         16,671               --               --
      Long-term debt                                                 (10,000)              --               --
      Deferred gains on sales of contracts                           104,784               --               --
                                                                   ---------      -----------     ------------
                                                                   $      --      $        --     $         --
                                                                   =========      ===========     ============



  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    ORGANIZATION

      Prison Realty Corporation (the "Company"), a Maryland corporation, was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("CCA"), merged with and into the Company on December 31, 1998 (the "Merger"), pursuant to an Amended and Restated Agreement and Plan of Merger by and among CCA, CCA Prison Realty Trust ("Prison Realty") and the Company, dated as of September 29, 1998 (the "Merger Agreement"). In the Merger, CCA shareholders received .875 share of common stock of the Company in exchange for each share of CCA common stock. CCA common stock had a $1.00 (one dollar) par value and the Company's common stock has a $.01 (one cent) par value.

      The Merger was legally structured as a common control transfer from CCA to the Company. For accounting purposes, the Merger has been accounted for as a reverse acquisition of Prison Realty Corporation by CCA. As such, CCA's assets and liabilities have been carried forward at historical cost; CCA's historical financial statements are presented as the continuing accounting entity's historical financial statements; and the equity section of the balance sheet, earnings per share and the statements of stockholders' equity have been retroactively restated to reflect the Company's equity structure including the exchange ratio and the effects of the differences in par values of the respective companies' common stock.

      Prior to the Merger, CCA had operated and managed prisons and other correctional facilities and provided prisoner transportation services for government agencies. CCA provided a full range of related services to government agencies, including managing, financing, developing, designing and constructing new facilities and redesigning and renovating older facilities.

      Prior to the merger transactions and divestitures of contracts and related net assets discussed in Note 2, CCA had a 50% interest in Corrections Corporation of Australia PTY LTD ("CC Australia"). CC Australia provides services similar to CCA in Australia and surrounding countries. CCA's wholly-owned subsidiary, CCA (UK) Limited, had a 50% interest in UK Detention Services Limited ("UKDS") and Agecroft Prison Management Limited ("APM"). CCA had accounted for these investments under the equity method. Assets and liabilities were converted from their functional currency into the U.S. dollar utilizing the conversion rate in effect at the respective balance sheet date. Revenue and expense items were converted using the weighted average rate during the period. The excess of CCA's investment in these unconsolidated subsidiaries over the underlying equity has been amortized over a period of twenty-five years. CCA's interests in CCA (UK) Limited and these unconsolidated subsidiaries were sold in connection with the merger transactions and divestitures discussed in Note 2.

      The accompanying consolidated financial statements present CCA's historical consolidated results of operations through the date of the Merger. The accompanying consolidated balance sheet as of December 31, 1998, presents the Company's consolidated financial position subsequent to the Merger and subsequent to the divestitures of the capital stock of certain wholly-owned corporate subsidiaries of CCA as well as all of CCA's management contracts and certain other assets and liabilities as discussed more fully in Note 2.

2.    MERGER TRANSACTIONS

      On December 31, 1998, immediately prior to the Merger, CCA sold to a newly created company, Correctional Management Services Corporation ("CMSC"), all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of CCA, certain management contracts and certain other assets and liabilities, and entered into a trade name use agreement with CMSC, as described below. In exchange, CCA received an installment note in the principal amount of $137,000 (the "CMSC Note") and 100% of the non-voting common stock of CMSC. The non-voting common stock represents a 9.5% economic interest in CMSC valued at the implied fair market value of $4,750 which is included in Investments in affiliates and others in the accompanying balance sheets. The CMSC Note is payable over 10 years and bears interest at a rate of 12% per annum (see Note 6). The sale to CMSC generated a deferred gain of $63,316. In accordance with the installment method of gain recognition as specified by the Securities and Exchange Commission's Staff Accounting Bulletin No. 81, the deferred gain from the sale of contracts to CMSC will be amortized into income over the six year period in which principal payments on the CMSC Note will be received. The Company's investment in CMSC will be accounted for under the cost method of accounting.

      On December 31, 1998, immediately prior to the Merger and in connection with the transaction described above, CCA entered into a trade name use agreement with CMSC (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of ten years, CCA granted to CMSC the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. In consideration for such right, CMSC will pay a fee equal to (i) 2.75% of the gross revenues of CMSC for the first three years of the Trade Name Use Agreement, (ii) 3.25% of CMSC's gross revenues for the following two years of the Trade Name Use Agreement, and (iii) 3.625% of CMSC's gross revenues for the remaining term of the Trade Name Use Agreement, provided that after completion of the Merger the amount of such fee may not exceed (a) 2.75% of the gross revenues of the Company for the first three years of the Trade Name Use Agreement, (b) 3.5% of the Company's gross revenues for the following two years of the Trade Name Use Agreement, and (c) 3.875% of the Company's gross revenues for the remaining term of the Trade Name Use Agreement.

      On December 31, 1998, immediately prior to the Merger, CCA sold to a newly-created company, Prison Management Services, LLC ("PMS"), certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities. In exchange, CCA received 100% of the non-voting membership interest in PMS valued at the implied fair market value of $67,059 which is included in Investments in affiliates and others in the accompanying balance sheets. This interest obligates PMS to make distributions to CCA equal to 95% of its net income, as determined in accordance with generally accepted accounting principles ("GAAP"). The sale to PMS generated a deferred gain of $35,363.

      On December 31, 1998, immediately prior to the Merger, CCA sold to a newly-created company, Juvenile and Jail Facility Management Services, LLC ("JJFMS"), certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities. In exchange, CCA received 100% of the non-voting membership interest in JJFMS valued at the implied fair market value of $55,882 which is included in Investments in affiliates and others in the accompanying balance sheets. This interest obligates JJFMS to make distributions to CCA equal to 95% of its net income, as determined in accordance with GAAP. The sale to JJFMS generated a deferred gain of $18,022.

      The deferred gains from the sales of contracts to PMS and JJFMS will be amortized into income over a five year period which represents the average remaining lives of the contracts sold plus any contractual renewal options as specified by the Securities and Exchange Commission's Staff Accounting Bulletin No. 81. The Company's investments in PMS and JJFMS will be accounted for under the equity method of accounting.

      On January 1, 1999, Prison Realty merged with and into the Company (the "Prison Realty Merger"). In the Prison Realty Merger, Prison Realty shareholders received 1.0 share of common stock or Series A Preferred Stock of the Company in exchange for each Prison Realty common share or Series A Preferred Share. The Prison Realty Merger was accounted for as a purchase acquisition of Prison Realty. Subsequent to the Prison Realty Merger, the Company intends to operate as a REIT and will acquire, develop and lease properties rather than operate and manage prison facilities. As such, the Company's results of operations for all periods prior to January 1, 1999 will reflect the operating results of CCA and the results of operations subsequent to January 1, 1999 will reflect the operating results of a REIT.

      The following unaudited pro forma operating information presents a summary of consolidated results of combined operations as a REIT of the Company and Prison Realty for the year ended December 31, 1998 (excluding (i) CCA's historical operations, (ii) the effects of the CMSC compensation charge, (iii) the loan costs write off and (iv) the cumulative effect of accounting change), as if the Prison Realty Merger had occurred as of January 1, 1998:


      Revenues                                       $   178,907
      Operating income                               $   141,464
      Net income                                     $   179,763
      Net income per share:
          Basic                                      $      1.93
          Diluted                                    $      1.78

      The following unaudited pro forma balance sheet information presents a summary of the combined financial position of the Company and Prison Realty Trust as if the Prison Realty Merger had occurred as of December 31, 1998:

      Current assets                                 $    76,379
      Total assets                                   $ 2,279,268
      Current liabilities                            $   618,521
      Total liabilities                              $ 1,074,548
      Stockholders' Equity                           $ 1,204,720

      On January 1, 1999, immediately after the Prison Realty Merger, all existing leases between CCA and Prison Realty were cancelled and the Company entered into a master lease agreement and leases with respect to each leased property with CMSC (the "CMSC Leases"). The terms of the CMSC Leases are twelve years which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and CMSC.

      Future lease payments expected to be received by the Company under the CMSC Leases as of January 1, 1999 are as follows:

         Years Ending December 31:
                      1999                                   $    250,295
                      2000                                        260,307
                      2001                                        270,719
                      2002                                        281,548
                      2003                                        292,810
                      Thereafter                                2,405,204
                                                             ------------
                                                             $  3,760,883
                                                             ============

      On January 1, 1999, immediately after the Prison Realty Merger, the Company and CMSC entered into a Right to Purchase Agreement (the "CMSC Right to Purchase Agreement") pursuant to which CMSC granted to the Company a right to acquire, and lease back to CMSC at fair market rental rates, any correctional or detention facility acquired or developed and owned by CMSC in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and CMSC. Additionally, CMSC granted the Company a right of first refusal to acquire any CMSC-owned correctional or detention facility should CMSC receive an acceptable third party offer to acquire any such facility.

      On January 1, 1999, immediately after the Prison Realty Merger, the Company entered into a services agreement (the "CMSC Services Agreement") with CMSC pursuant to which CMSC will serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the CMSC Services Agreement. In such capacity, CMSC will perform, at the direction of the Company, services needed in the construction and development of correctional and detention facilities, including services related to identification of potential additional facilities, preparation of proposals, project bidding, project design, governmental relations, and project marketing. In consideration for the performance of such services by CMSC, the Company will pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by CMSC prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments up to an additional 5% of the total capital expenditures (as determined above) to CMSC if additional services are requested by the Company.

      On January 1, 1999, immediately after the Prison Realty Merger, the Company entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with CMSC pursuant to which the Company will pay to CMSC an incentive fee to induce CMSC to enter into CMSC Leases with respect to those facilities developed and facilitated by CMSC. The amount of the incentive fee will be approximately $840 per new bed of each facility leased by CMSC where CMSC has served as developer and facilitator. The incentive fees paid to CMSC will be deferred and amortized as a reduction to rental revenues over the respective lease term.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Investments in majority-owned affiliates where control does not exist are accounted for under the equity method. Investments in entities of less than 20% of an entity's outstanding stock and where no significant influence exists are accounted for under the cost method. All material intercompany transactions and balances have been eliminated in consolidation.

      Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Historically, this amortization has been charged to depreciation and amortization expense.

      Property and equipment is carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. Interest is capitalized to the asset to which it relates in connection with the construction of major facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes based upon the estimated useful lives of the related assets.

      Investments in direct financing leases represent the portion of the Company's management contracts with governmental agencies that represent payments on building and equipment leases. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company's investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

      Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." This statement generally requires the Company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities.

      CCA had maintained contracts with various governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. CCA also maintained contracts with various federal, state and local governmental entities for the housing of inmates in CCA owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. CCA expected to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Fixed monthly rate revenue has been recorded in the month earned and fixed per diem revenue has been recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. CCA recognized development revenue on the percentage-of-completion method and recognized any additional management service revenues when earned or awarded by the respective authorities. As discussed in Note 2, CCA sold its management contracts and related net assets on December 31, 1998.

      To meet the reporting requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices of similar instruments. At December 31, 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values, except for the Company's convertible subordinated notes (see Note
      10) and the forward contract for convertible subordinated notes (see Note
      17), which based on the conversion rate on the underlying equity securities, have an estimated fair market value of approximately $136,636.

      The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company continually evaluates the recoverability of the carrying values of its long-lived assets when events suggest that an impairment may have occurred. In these circumstances, the Company would utilize estimates of undiscounted cash flows to determine if an impairment exists.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company's adoption of SFAS 130 effective January 1, 1998, had no significant impact on the Company's results of operations, as comprehensive income was equivalent to the Company's reported net income for the years ended December 31, 1998, 1997 and 1996.

      In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of SFAS 131 effective January 1, 1998. However, the Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no significant effect on the Company.

      Effective January 1, 1998, the Company adopted the provisions of the AICPA's Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". As a result, the Company recorded a $16,145 charge as a cumulative effect of accounting change, net of taxes of $10,323, for the effect of this change on periods through December 31, 1997. The effect of this accounting change for the year ended December 31, 1998 was a $14,871 charge reflected in operating expenses. Prior to adoption of SOP 98-5, project development and facility start-up costs were deferred and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

      Certain reclassifications of 1997 and 1996 amounts have been made to conform with the 1998 presentation.

4.    ACQUISITIONS AND DIVESTITURES

      In April 1998, CCA acquired all of the issued and outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition") for approximately $10,000, less cash acquired. The transaction has been accounted for as a purchase transaction and the purchase price was allocated to the assets and liabilities acquired based on the fair value of the assets and liabilities acquired. By virtue of the USCC Acquisition, CCA acquired contracts to manage four currently operating facilities in Kentucky, each of which was owned by Prison Realty at December 31, 1998, one facility in Florida, which is owned by a governmental entity in Florida as well as one facility in Texas, which is owned by a governmental entity in Texas. CCA also obtained the right to enter into contracts to manage two North Carolina facilities owned by Prison Realty, both of which were under construction as of April 1998. During 1998, both North Carolina facilities became operational and CCA entered into contracts to manage those facilities upon completion of the construction.

      On October 2, 1997, the Company exchanged 380 shares of Series B convertible preferred stock for substantially all of the assets of American Corrections Transport (primarily consisting of 665 shares of the Company's common stock) in a tax-free reorganization pursuant to Section 368(a)(l)(C) of the Internal Revenue Code of 1986, as amended.

      During the second and fourth quarters of 1996, the Company purchased the remaining two-thirds of UKDS from its original joint venture partners for an aggregate total of $4,504. After consideration of several strategic alternatives related to UKDS, the Company sold 20% of the entity to Sodexho, S.A. ("Sodexho"), a French conglomerate, in December 1996 and recognized an after-tax gain of $515. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS. In the second quarter of 1997, Sodexho exercised its option to purchase an additional 30% of UKDS, and the Company recognized an after-tax gain of $777 on the sale.

  5.  PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consist of the following:

                                                              DECEMBER 31,
                                                     ---------------------------
                                                         1998             1997
                                                      ---------       ----------
      Land                                          $    22,811     $     13,632
      Buildings and improvements                        393,610           95,614
      Equipment                                          12,424           19,863
      Furniture and fixtures                              2,449            2,626
      Construction in progress                          206,346          152,042
                                                    -----------     ------------
                                                        637,640          283,777
      Less accumulated depreciation                     (10,251)         (17,284)
                                                    -----------     ------------
                                                    $   627,389     $    266,493
                                                    ===========     ============



      Depreciation expense was $13,644, $9,710, and $7,147 for 1998, 1997 and 1996, respectively.

 6.   NOTES RECEIVABLE

      Notes receivable consists of the following:

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                  1998         1997
                                                               ---------    ---------
      Note receivable from CMSC, principal due in six equal
         annual installments beginning December 31, 2003;
         interest at 12%, payable annually beginning
         December 31, 1999                                      $137,000     $     --

      Notes receivable, principal and interest payments
         of $535 monthly through September 2017, interest
         at 9.25%, secured by a first mortgage on a facility          --       58,154

      Other                                                        1,549        2,186
                                                                --------     --------

                                                                 138,549       60,340
      Less current portion in other current assets                    --       (1,076)
                                                                --------     --------
                                                                $138,549     $ 59,264
                                                                ========     ========


      Ten percent of the outstanding principal of the $137,000 note receivable from CMSC is personally guaranteed by the Company's Chief Executive Officer and Chairman of the Board of Directors who also serves as the Chief Executive Officer and a member of the Board of Directors of CMSC.

      In June 1998, the Company purchased a facility for $3,662 in cash plus the forgiveness of a note receivable with an outstanding principal balance of $57,624 at the time of the acquisition.

  7.  INVESTMENTS IN AFFILIATES AND OTHERS

      Investments in affiliates accounted for under the equity method totaled $122,941 and $6,941 at December 31, 1998 and 1997, respectively. Investments in entities accounted for under the cost method totaled $4,750 and $0 at December 31, 1998 and 1997, respectively. The investment balance at December 31, 1998, is the result of the Company's acquisition of ownership interests in CMSC, PMS and JJFMS on December 31, 1998 as discussed in Note 2. The $6,941 at December 31, 1997 related to investments in unconsolidated subsidiaries divested as part of the transactions discussed in Note 2.

8.    INVESTMENTS IN DIRECT FINANCING LEASES

      At December 31, 1998, the Company's investments in direct financing leases represent building and equipment leases between the Company and certain governmental agencies. Certain of the agreements contain provisions that allow the governmental agencies to purchase the buildings and equipment for predetermined prices at specific intervals during the contract period.

      A schedule of future minimum rentals to be received under the direct financing leases at December 31, 1998, is as follows:


                      YEAR                                                 AMOUNT
                      ----                                                 ------
                      1999                                              $    5,101
                      2000                                                   5,101
                      2001                                                   5,101
                      2002                                                   5,101
                      2003                                                   5,101
                      Thereafter                                            65,394
                                                                        ----------
                      Total minimum obligation                              90,899
                      Less unearned income                                 (13,090)
                                                                        ----------
                      Present value of direct financing leases              77,809
                      Less current portion in other current assets          (3,750)
                                                                        ----------
                      Long-term portion                                 $   74,059
                                                                        ==========


      In May 1998, the Company agreed to pay a governmental agency $3,500 in consideration of the governmental agency's relinquishing its rights to purchase a facility. As a result, the Company converted the facility from a direct financing lease to property and equipment.

 9.   OTHER ASSETS

      Other assets consist of the following:

                                                                 DECEMBER 31,
                                                           --------------------
                                                              1998        1997
                                                           --------   ---------
      Deferred project development costs                   $    --     $   786
      Project development costs, less accumulated
         amortization of $0 and $513, respectively              --       5,832
      Facility start-up costs, less accumulated
         amortization of $0 and $5,351, respectively            --      20,459
      Debt issuance costs, less accumulated
         amortization of $627 and $1,135, respectively       7,028       1,191
      Deferred placement fees                                  954       2,404
      Deferred acquisition costs                            26,270          --
      Other assets                                              --         769
                                                           -------     -------
                                                           $34,252     $31,441
                                                           =======     =======


      In connection with the Merger and the Prison Realty Merger discussed in
      Note 2, the Company incurred $26,270 of acquisition costs which have been deferred and will be capitalized as costs of the Merger and the Prison Realty Merger.

      In connection with procuring the Company's new $650,000 credit facility discussed in Note 10, the Company incurred $6,541 of debt issuance costs prior to December 31, 1998.

 10.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                              DECEMBER 31,
                                                                       ------------------------
                                                                          1998           1997
                                                                       ---------       --------
      Revolving Credit Facility payable to a group of
         banks, principal due September 1999, interest payable
         quarterly at the bank's prime rate (7.75% at December
         31, 1998) or LIBOR plus 1.25% (6.31% at December 31,
         1998). Replaced by new credit facility in January 1999        $ 222,000      $  70,000

      Convertible Subordinated Notes, principal due at
         maturity in 2002 with call provisions beginning in
         March 2000, interest payable quarterly at 7.5%                   50,000         50,000

      Convertible Subordinated Notes, principal due at
         maturity in 1999 with call provisions beginning in
         June 1999, interest payable semi-annually at 8.5%                 7,000          7,000

      Convertible Subordinated Notes, principal due at
         maturity in 2008, interest payable semi-annually at 9.5%         20,000             --

      Convertible Subordinated Notes, principal due at maturity
         in 1998, interest payable quarterly at 8.5%                          --          5,800

      Other                                                                  833            122
                                                                       ---------      ---------
                                                                         299,833        132,922
      Less current portion                                                (9,576)        (5,847)
                                                                       ---------      ---------
                                                                       $ 290,257      $ 127,075
                                                                       =========      =========


      At December 31, 1998, the Company's revolving credit facility provided for borrowings up to $350,000. The facility bore interest at the bank's prime rate or LIBOR plus 1.25%. The facility was used for working capital and letters of credit. Letters of credit totaling $98,713 have been issued. The unused commitment at December 31, 1998 was $19,287. In connection with the merger transactions and divestitures discussed in Note 2, PMS and JJFMS each assumed $5,000 of debt related to the Company's revolving credit facility. In January 1999, PMS and JJFMS repaid their portions of the outstanding debt balance. The revolving credit facility was replaced on January 1, 1999 with a new credit facility discussed below.

      On January 1, 1999, the Company completed a new $650,000, secured credit facility ("New Credit Facility"). The New Credit Facility replaced the Company's Revolving Credit Facility, which had a maximum commitment level of $350,000. The New Credit Facility includes up to a maximum of $250,000 in term loans and $400,000 in revolving loans, including a $150,000 subfacility for letters of credit. The term loans require principal payments throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees, and letter of credit fees on the New Credit Facility are subject to change based on the Company's senior debt rating. The New Credit Facility is secured by mortgages on the Company's real property.

      Borrowings under the New Credit Facility are limited based on a borrowing base formula which considers, among other things, eligible real estate. The New Credit Facility contains certain restrictive covenants, the most restrictive of which include: (a) maintenance of a leverage ratio, interest coverage ratio, debt service coverage ratio and total indebtedness ratio, and (b) restrictions on the incurrence of additional indebtedness.

      In December 1998, the Company issued $20,000 of convertible subordinated notes due in 2008 with interest payable semi-annually at 9.5%.

      At December 31, 1998, the Company had a $2,500 letter of credit facility. Letters of credit totaling $1,553 have been issued to secure the Company's worker's compensation insurance policy, performance bonds and utility deposits. The unused commitment at December 31, 1998 was $947. The facility was replaced in January 1999 in connection with the New Credit Facility.

      The Company does not maintain any significant formal or informal compensating balance arrangements with financial institutions.

      The Convertible Subordinated Notes are convertible into the Company's common stock at prices ranging from $4.09 to $28.53 per share. The Company may require conversion under certain conditions after the stock has a market value of 150% of the conversion price for a specified period. In 1998 and 1997, respectively, Convertible Subordinated Notes with a face value of $5,800 and $1,700 were converted into 2,880 and 879 shares of common stock.

      The Company capitalized interest of $11,771, $6,263 and $502 in 1998, 1997 and 1996, respectively. Interest (income) expense, net is comprised of the following for each year:

                                          1998               1997           1996
                                      ------------       -----------     ---------
           Interest expense           $      7,009      $      6,633     $   8,200
           Interest income                 (11,389)          (10,752)       (3,976)
                                      ------------      ------------     ---------
                                      $     (4,380)     $     (4,119)    $   4,224
                                      ============      ============     =========

      Maturities of long-term debt, based on the terms of the New Credit Facility, for the next five years and thereafter are:

                         1999                           $     9,576
                         2000                                 2,584
                         2001                                 1,968
                         2002                               265,228
                         2003                                   114
                         Thereafter                          20,363
                                                        -----------
                                                        $   299,833
                                                        ===========


 11.  RELATIONSHIP WITH CCA PRISON REALTY TRUST

      During 1998 and 1997, CCA sold a total of 14 correctional and detention facilities or expansions of existing facilities to Prison Realty. Of these 14 facilities or expansions of existing facilities, two were sold in 1998 and 12 were sold in 1997. Immediately after the sale of each facility or expansion, CCA had entered into agreements with Prison Realty to lease the facilities back to CCA pursuant to long-term, triple net leases which required CCA to pay all operating expenses, taxes, insurance and other costs. CCA paid $65,472 and $19,628 to Prison Realty in lease payments during 1998 and 1997, respectively.

      As of December 31, 1998 and 1997, the net property and equipment had been removed from the balance sheet and the gains realized on the sale transactions have been deferred and were historically recognized as lease expense reductions over the terms of the leases.

      Subsequent to December 31, 1998, and in conjunction with the Prison Realty Merger, all of the existing leases were cancelled with the related deferred gains recorded as a reduction in the basis of Prison Realty's property, plant and equipment acquired in the Prison Realty Merger discussed in Note 2.

      During 1998, CCA had also provided certain services to Prison Realty related to facilitating the development and construction of facilities on behalf of Prison Realty. During 1998, CCA recognized $3,082 of revenues from Prison Realty for services rendered in connection with the development of new facilities.

      The Chairman of the Board of Directors and Chief Executive Officer of the Company is also the Chairman of the Board of Trustees of Prison Realty.




 12.  INCOME TAXES

      The provision for income taxes is comprised of the following components:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                                1998          1997          1996
                                             ---------     ----------    ----------
      CURRENT PROVISION
         Federal                             $  41,904     $   35,930     $   5,567
         State                                   7,914          3,540           785
                                            ----------     ----------     ---------
                                                49,818         39,470         6,352
                                            ----------     ----------     ---------
      INCOME TAXES CHARGED TO EQUITY
         Federal                                 4,016          5,679        10,719
         State                                     459            649         1,225
                                            ----------     ----------     ---------
                                                 4,475          6,328        11,944
                                            ----------     ----------     ---------

      DEFERRED PROVISION (BENEFIT)
         Federal                               (34,848)       (11,360)        1,052
         State                                  (4,021)        (1,297)          121
                                            ----------     ----------     ---------
                                               (38,869)       (12,657)        1,173
                                            ----------     ----------     ---------
              Provision for income taxes    $   15,424     $   33,141     $  19,469
                                            ==========     ==========     =========

      In addition to the above, the cumulative effect of accounting change for 1998 was reported net of $10,323 of estimated tax benefit. Of the $10,323 total tax benefit related to the cumulative effect of accounting change, approximately $3,998 related to current tax benefit and approximately $6,325 related to deferred tax benefit.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 31,
                                                                -----------------------
                                                                   1998          1997
                                                                ---------     ---------
      CURRENT DEFERRED TAX ASSETS
         Asset reserves and liabilities not yet
           deductible for tax                                     $ 2,750     $  2,546
         Deferred revenue                                           2,300        2,731
         Other                                                        796           --
                                                                  -------     --------
             Total current deferred tax assets                      5,846        5,277
                                                                  -------     --------
      CURRENT DEFERRED TAX LIABILITIES
         Tax in excess of book amortization                            --        6,480
         Income item not yet taxable and other                         --           26
                                                                  -------     --------
             Total current deferred tax liabilities                    --        6,506
                                                                  -------     --------
                Net current deferred tax assets (liabilities)     $ 5,846     $ (1,229)
                                                                  =======     ========
      NONCURRENT DEFERRED TAX ASSETS
         Deferred gain on real estate transactions and
            sales of contracts                                    $44,779     $ 12,684
         Other                                                      2,055        2,245
                                                                  -------     --------
             Total noncurrent deferred tax assets                  46,834       14,929
                                                                  -------     --------

      NONCURRENT DEFERRED TAX LIABILITIES
         Tax in excess of book depreciation                           411        2,443
         Income items not yet taxable and other                     1,069        2,291
                                                                  -------     --------
             Total noncurrent deferred tax liabilities              1,480        4,734
                                                                  -------     --------
                Net noncurrent deferred tax assets                $45,354     $ 10,195
                                                                  =======     ========



      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income for the years ended December 31, is as follows:

                                                        1998        1997     1996
                                                      --------    -------   -------
            Statutory federal rate                       35.0%      35.0%     35.0%
            State taxes, net of federal tax benefit       4.0        4.0       4.0
            CMSC compensation charge                     21.0          -         -
            Deductions not previously benefited         (29.4)         -         -
            Other items, net                              5.8        (.9)      (.3)
                                                        -----       ----      ----
                                                         36.4%      38.1%     38.7%
                                                        =====       ====      ====

 13.  CMSC COMPENSATION CHARGE

      The Company recorded a $22,850 charge to expense in 1998 for the implied fair value of 5,000 shares of CMSC voting common stock issued by CMSC to certain employees of CCA and Prison Realty. The shares were granted to certain founding shareholders of CMSC in September 1998. The Company nor CMSC received any proceeds from the issuance of these shares. The fair value of these common shares was determined at the date of the Merger based upon the implied value of CMSC derived from $16,000 in cash investments made by outside investors in December 1998, in return for a 32% ownership interest in CMSC.

 14.  EARNINGS PER SHARE

      The Company has adopted the provisions of SFAS 128, "Earnings Per Share." Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants.

      In computing diluted earnings per common share, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the Series B convertible preferred stock and the 8.5% convertible subordinated notes are considered dilutive using the if-converted method. The following table presents information necessary to calculate diluted earnings per share for the years ended December 31:

                                                        1998        1997        1996
                                                       ------     --------     -------
      Net income                                       $10,836     $53,955     $30,880
      Interest expense applicable to convertible
         subordinated notes, net of tax                    366         700         752
                                                       -------     -------     -------
      Adjusted net income                              $11,202     $54,655     $31,632
                                                       =======     =======     =======

      Weighted average common shares outstanding        71,380      67,568      62,793
      Effect of dilutive options and warrants            3,689       6,369       7,900
      Conversion of preferred stock                        481         159          --
      Conversion of convertible subordinated notes       3,389       4,863       5,467
                                                       -------     -------     -------
      Adjusted diluted common shares outstanding        78,939      78,959      76,160
                                                       =======     =======     =======
      Diluted earnings per share                       $   .14     $   .69     $   .42
                                                       =======     =======     =======


 15.  STOCKHOLDERS' EQUITY

      Preferred Stock -

      During 1998, the Company authorized 20,000 shares of $.01 (one cent) par value preferred stock of which 4,300 shares are designated as 8% Series A Cumulative Preferred Stock. As of December 31, 1998, no $.01 (one cent) par value 8% Series A Cumulative Preferred Stock was issued or outstanding.

      The Company has authorized 1,000 shares of $1 (one dollar) par value Series A Preferred Stock. At December 31, 1998 and 1997, no Series A Preferred Stock was issued or outstanding.

      CCA had authorized 400 shares of $1 (one dollar) par value Series B convertible preferred stock. During 1997, CCA issued approximately 380 shares of Series B convertible preferred stock. The preferred stock had the same voting rights as CCA's common stock. Dividends were to be paid on the preferred stock at a rate equal to two times the dividend being paid on each share of CCA's common stock. Each share of the preferred stock was convertible into 1.94 shares of CCA's common stock. On October 2, 1998, pursuant to the terms of an Exchange Agreement by and among CCA, American Corrections Transport, Inc. ("ACT") and certain shareholders of ACT, and the charter of CCA, as amended, CCA converted each share of its Series B convertible preferred stock into 1.94 shares of CCA's common stock. CCA received no cash proceeds as a result of the transaction.

      Stock Offerings -

      On June 5, 1996, the Company completed a secondary public offering of 3,238 new shares of its common stock. The net proceeds of $131,812 were used to develop, acquire and expand correctional and detention facilities.

      On November 4, 1998, CCA filed a Registration Statement on Form S-3 to register up to 2,982 shares of CCA common stock for sale on a continuous and delayed basis using a "shelf" registration process. During December 1998, CCA sold, in a series of private placements, 2,882 shares of CCA common stock to institutional investors pursuant to this registration statement. The net proceeds of approximately $65,393 were utilized by CCA for general corporate purposes, including the repayment of indebtedness, financing capital expenditures and working capital.

      Stock Split -

      On June 5, 1996, the Board of Directors declared a two-for-one stock split of the Company's common stock to be effective on July 2, 1996. An amount equal to the par value of the common stock outstanding as of July 2, 1996, was transferred from additional paid-in capital to the common stock account. All references to number of shares and to per share data in the consolidated financial statements have been adjusted for these stock splits.

      Stock Warrants -

      CCA had issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to CCA and to stockholders as a dividend. At December 31, 1997, 1,100 stock warrants were outstanding. All outstanding warrants were exercised in 1998 for 3,850 shares of common stock with no cash proceeds received by CCA.

      Treasury Stock -

      On December 31, 1998 all outstanding treasury stock was retired in connection with the Merger discussed in Note 2, resulting in a $17,561 reduction to stockholders' equity.

      Stock Option Plans -

      The Company has incentive and nonqualified stock option plans under which options may be granted to "key employees" as designated by the Board of Directors. The options are granted with exercise prices that equal market value on the date of grant. The options are exercisable after the later of two years from the date of employment or one year after the date of grant until ten years after the date of the grant.

      The Company's Board of Directors approved a stock repurchase program for up to an aggregate of 350 shares of the Company's stock for the purpose of funding the employee stock options, stock ownership and stock award plans. In September 1997, the Company repurchased 108 shares of the Company's stock from a member of the Board of Directors of the Company at the market price pursuant to this program. In March 1998, the Company repurchased 175 shares from the Company's Chief Executive Officer at the market price pursuant to this program.

      Stock option transactions relating to the Company's incentive and nonqualified stock option plans are summarized below:

                                                                    1998
                                                          ---------------------------
                                                                          WEIGHTED
                                                          NUMBER OF       AVERAGE
                                                           SHARES      EXERCISE PRICE
                                                          ---------   ---------------
      Outstanding at beginning of period                    2,496      $    14.75
      Granted                                                 467           38.55
      Exercised                                            (1,393)           6.21
      Canceled                                                (51)          28.23
                                                           ------      ----------
      Outstanding at end of period                          1,519      $    26.08
                                                           ======      ==========
      Available for future grant                            2,035              --
                                                           ======      ==========
      Exercisable                                           1,264      $    21.47
                                                           ======      ==========


      All options outstanding at December 31, 1998 to purchase CCA common stock, are to be converted into options to purchase shares of the Company's common stock after giving effect to the exchange ratio and carryover of the vesting and other relevant terms.

                                                                     1997
                                                        -----------------------------
                                                                         WEIGHTED
                                                          NUMBER OF       AVERAGE
                                                           SHARES      EXERCISE PRICE
                                                         ----------    --------------
      Outstanding at beginning of period                    3,065      $    11.38
      Granted                                                 397           27.23
      Exercised                                              (943)           8.69
      Canceled                                                (23)          29.95
                                                           ------      ----------
      Outstanding at end of period                          2,496      $    14.75
                                                           ======      ==========
      Available for future grant                            2,452              --
                                                           ======      ==========
      Exercisable                                           2,045      $    11.41
                                                           ======      ==========



                                                               1996
                                                      --------------------------
                                                                    WEIGHTED
                                                       NUMBER OF     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                       --------   --------------
      Outstanding at beginning of period                 3,427      $    4.26
      Granted                                              790          30.93
      Exercised                                         (1,135)          3.34
      Canceled                                             (17)         26.25
                                                        ------      ---------
      Outstanding at end of period                       3,065      $   11.38
                                                        ======      =========
      Available for future grant                         2,581             --
                                                        ======      =========
      Exercisable                                        2,276      $    4.64
                                                        ======      =========


      The weighted average fair value of options granted during 1998, 1997 and 1996 was $16.43, $11.59 and $14.03 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The options outstanding at December 31, 1998, have exercise prices between $1.46 and $40.00 and a weighted average remaining contractual life of 7 years.

      During 1995, the Company authorized the issuance of 295 shares of common stock to certain key employees as a deferred stock award. The award becomes fully vested ten years from the date of grant based on continuous employment with the Company. The Company is expensing the $3,670 of awards over the vesting period.

      During 1997, the Company granted 70 stock options to a member of the Board of Directors of the Company to purchase the Company's common stock. The options were granted with an exercise price less than the market value on the date of grant. The options are exercisable immediately. As of December 31, 1998, the Company has expensed the $480 of compensation.

      In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As a result, no compensation cost has been recognized for the Company's stock option plans under the criteria established by SFAS 123. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                        1998          1997       1996
                                                     ---------     ---------   --------
       Net income - as reported                       $  10,836    $  53,955   $ 30,880
       Net income - pro forma                             6,769       48,911     25,995
       Net income per share -  Basic - as reported    $     .15    $     .80   $    .49
       Net income per share - Basic - pro  forma            .09          .72        .41
       Net income per share - Diluted - as
          reported                                    $     .14    $     .69   $    .42
       Net income per share - Diluted -
          pro forma                                         .09          .63        .35




      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                      1998       1997         1996
                                                    -------    --------     --------
                Expected dividend yield                0.0%        0.0%        0.0%
                Expected stock price volatility       47.7%       40.4%       49.5%
                Risk-free interest rate                4.6%        5.3%        5.9%
                Expected life of options            4 YEARS     4 years     4 years

      Employee Stock Ownership Plan -

      The Company has an Employee Stock Ownership Plan ("ESOP") whereby each employee of the Company who is at least 18 years of age is eligible for membership in the plan as of January 1 of their first anniversary year in which they have completed at least one thousand hours of service.

      Benefits, which become 40% vested after four years of service and 100% vested after five years of service, are paid on death, retirement or termination. The Board of Directors has discretion in establishing the amount of the Company's contributions. The Company's contributions to the plan may be in the form of common stock, cash or other property. Contributions to the plan amounted to $5,088, $3,723 and $2,086 for the years ended December 31, 1998, 1997 and 1996, respectively. In connection with the merger transactions and divestitures discussed in Note 2, the Company's ESOP will be merged in 1999 with a newly formed 401(k) plan administered by CMSC, PMS and JJFMS.

 16.  REVENUES AND EXPENSES

      Approximately 96%, 98% and 99% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, relate to amounts earned from federal, state and local governmental management and transportation contracts.

      The Company had revenues of 18%, 21% and 21% from the federal government and 65%, 59% and 54% from state governments for the years ended December 31, 1998, 1997 and 1996, respectively. One state government accounted for revenues of 10%, 13% and 16% for the years ended December 31, 1998, 1997 and 1996, respectively. In 1997, the Company recognized $7,900 of additional management service revenues. The Company recognized after tax development fee income of $2,453 in 1997, related to a contract to design, construct and equip a managed detention facility.

      Accounts receivable and other current assets include $3,750 and $81,387 due from federal, state and local governments at December 31, 1998 and 1997, respectively. Accounts payable at December 31, 1998, consist of the following:


                                                        ACCOUNTS
                                                        PAYABLE
                                                      ------------
           Trade                                       $   21,999
           Construction                                    44,665
                                                       ----------
                                                       $   66,664
                                                       ==========


      Salaries and related benefits represented 61%, 66% and 64% of operating expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

 17.  INTERNATIONAL ALLIANCE

      The Company has entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States. In conjunction with the Alliance, Sodexho purchased an equity position in the Company by acquiring several instruments. In 1994, the Company sold Sodexho 2,450 shares of common stock at $4.29 per share and a $7,000 convertible subordinated note bearing interest at 8.5%. Sodexho also received warrants that were exercised in 1998 for 3,850 shares of common stock. In consideration of the placement of the aforementioned securities, the Company paid Sodexho $3,960 over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments based on the estimated cost to the Company of raising the various components of capital and are charged to debt issuance costs or equity as the respective financings are completed.

      In 1995, the Company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000 of convertible subordinated notes at any time prior to December 1997. In 1997, the Company and Sodexho extended the expiration date of this contract to December 1999. When purchased, the notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price of $7.80 per share.

      In 1996, the Company sold $20,000 of convertible notes to Sodexho pursuant to their contractual preemptive right. The notes bear interest at 7.5% and are convertible into common shares at a conversion price of $28.53 per share.

 18.  RELATED PARTY TRANSACTIONS

      The Company pays legal fees to a law firm of which one of the partners is a stockholder and had been a member of the CCA Board of Directors. Legal fees, including fees related to the Company's mergers and acquisitions, paid to the law firm amounted to $2,994, $1,109 and $683 in 1998, 1997 and 1996, respectively.

      The Company paid $258 and $382 in 1998 and 1997, respectively, to a member of the CCA Board of Directors for consulting services related to various contractual relationships. The Company paid $1,301 and $911 in 1998 and 1997, respectively, to a company that is majority-owned by a member of the CCA Board of Directors, for services rendered at one of its facilities.

      In 1998, the Company paid $40,754 to a construction company that is owned by a member of the Company's Board of Directors, for services rendered in the construction of facilities.

      The Company paid $3,000 in 1998 to a member of the Company's Board of Directors for consulting services rendered in connection with the merger transactions discussed in Note 2.

19.   COMMITMENTS AND CONTINGENCIES

      The nature of the Company's business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial position or results of operations of the Company.

      As a result of the Merger, the Company assumed certain outstanding litigation against CCA relating to the Merger. The assumed litigation consists of a consolidated complaint filed by certain purported shareholders of CCA. The plaintiffs in the action represented a putative class of all public holders of CCA common stock. The lawsuit was settled in November 1998 and finalized in March 1999, with the Company agreeing to pay certain legal costs, all of which had been fully accrued by the Company as of December 31, 1998.

      Each of CCA's management contracts and the statutes of certain states require the maintenance of insurance. CCA maintained various insurance policies including employee health, worker's compensation, automobile liability and general liability insurance. These policies are fixed premium policies that had been self-funded by CCA with certain deductibles. Reserves are provided for estimated incurred claims within the deductible amounts.

      The Company provides a limited guarantee related to a bond issue on the Eden Detention Center in Eden, Texas. The maximum obligation as of December 31, 1998 was $21,765. In March 1999, the Company announced its intentions to purchase the facility for $28,000.

      As of December 31, 1998, the Company had invested approximately $11,000 in certain detention facilities for which the management contracts have been terminated. The Company is in negotiations with the respective government entity regarding reimbursement of the Company's investment.

20.   EVENTS SUBSEQUENT TO DECEMBER 31, 1998

      On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1,500,000 in value of its common stock, preferred stock, common stock rights, warrants, and debt securities for sale to the public. Proceeds from sales under the Company's Registration Statement on Form S-3 will be used for general corporate purposes. On March 3, 1999 and March 15, 1999, the Company issued and sold 1,444 common shares and 1,250 common shares, respectively, under the Company's Registration Statement on Form S-3. Net proceeds to the Company from both share issuances totaled $52,763.

      On January 29, 1999, the Company sold $20,000 of convertible subordinated notes. The notes bear interest at 9.5% and are convertible into common shares at a conversion price of $28.00 per share.

      On March 8, 1999, the Company sold $20,000 of convertible subordinated notes to Sodexho pursuant to their forward contract. The notes bear interest at LIBOR plus 1.35% and are convertible into common shares at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted the $7,000 convertible subordinated notes bearing interest at 8.5% into 1,710 common shares at a conversion price of $4.09 per share, the $20,000 convertible notes bearing interest at 7.5% into 701 common shares at a conversion price of $28.53 per share and the $20,000 convertible subordinated notes bearing interest at LIBOR plus 1.35% into 2,564 common shares at a conversion price of $7.80 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Correctional Management Services Corporation:

We have audited the accompanying consolidated balance sheet of CORRECTIONAL MANAGEMENT SERVICES CORPORATION (a Tennessee corporation) AND SUBSIDIARIES as of December 31, 1998, and the related statements of stockholders' equity and cash flows for the period from September 11, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of Correctional Management Services Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Correctional Management Services Corporation and Subsidiaries as of December 31, 1998, and their cash flows for the period from September 11, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 15, 1999

                  CORRECTIONAL MANAGEMENT SERVICES CORPORATION

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)



                                     ASSETS
      CURRENT ASSETS:
        Cash and cash equivalents                                          $  19,059
        Accounts receivable, net of allowances                                64,077
        Prepaid expenses                                                       4,602
        Other current assets                                                   7,103
                                                                           ---------
              Total current assets                                            94,841

      PROPERTY AND EQUIPMENT                                                  24,668

      OTHER ASSETS:
        Investment in contracts                                               67,795
        Other                                                                  8,977
                                                                           ---------
              Total assets                                                 $ 196,281
                                                                           =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Accounts payable                                                   $  15,766
        Accrued salaries and wages                                             4,419
        Accrued property taxes                                                 4,301
        Deferred revenue                                                       3,774
        Other accrued expenses                                                 9,670
                                                                           ---------
              Total current liabilities                                       37,930

      LONG-TERM DEBT                                                         137,000
                                                                           ---------
              Total liabilities                                              174,930
                                                                           ---------
      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY:
        Common stock - Class A - $0.01 (one cent) par value;
          100,000 shares authorized, 9,349 shares issued
          and outstanding                                                         93
        Common stock - Class B - $0.01 (one cent) par value;
          100,000 shares authorized, 981 shares issued and outstanding            10
        Additional paid-in capital                                            25,133
        Deferred compensation                                                 (3,885)
                                                                           ---------
              Total stockholders' equity                                      21,351
                                                                           ---------
              Total liabilities and stockholders' equity                   $ 196,281
                                                                           =========





         The accompanying notes are an integral part of this statement.

                  CORRECTIONAL MANAGEMENT SERVICES CORPORATION

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

  FOR THE PERIOD FROM SEPTEMBER 11, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                         COMMON STOCK
                                 -------------------------------
                                   CLASS A         CLASS B        ADDITIONAL                 TOTAL
                                 -------------------------------   PAID-IN     DEFERRED   STOCKHOLDERS'
                                 SHARES   AMOUNT  SHARES  AMOUNT   CAPITAL   COMPENSATION    EQUITY
                                 ------   ------  ------  ------   -------   ------------    ------
  Issuance of common stock       9,349     $93     981     $10     $24,532     $(3,885)     $20,750
  Issuance of stock warrants        --      --      --      --         601          --          601
                                 -----     ---     ---     ---     -------     ------       -------
BALANCE, DECEMBER 31, 1998       9,349     $93     981     $10     $25,133     $(3,885)     $21,351
                                 =====     ===     ===     ===     =======     =======      =======









         The accompanying notes are an integral part of this statement.

                  CORRECTIONAL MANAGEMENT SERVICES CORPORATION

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

  FOR THE PERIOD FROM SEPTEMBER 11, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in purchase of contracts and related net assets         $   3,059
                                                                          ---------
       Net cash provided by investing activities                              3,059
                                                                          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                   16,000
                                                                          ---------
       Net cash provided by financing activities                             16,000
                                                                          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    19,059

CASH AND CASH EQUIVALENTS, AT SEPTEMBER 11, 1998 (INCEPTION)                     --
                                                                          ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  19,059
                                                                          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Purchase of management contracts and related net assets
     through issuance of long-term debt and common stock:
          Accounts receivable, net of allowances                          $ (64,077)
          Prepaid expenses                                                   (4,602)
          Other current assets                                               (7,103)
          Property and equipment                                            (24,668)
          Investment in contracts                                           (70,854)
          Other long-term assets                                             (8,376)
          Accounts payable                                                   15,766
          Accrued salaries and wages                                          4,419
          Accrued property taxes                                              4,301
          Deferred revenue                                                    3,774
          Other accrued expenses                                              9,670
          Long-term debt                                                    137,000
          Common stock                                                        4,750
                                                                          ---------
                                                                          $      --
                                                                          =========
       Issuance of stock warrants for financing services:
          Other long-term assets                                          $     601
          Additional paid-in capital                                           (601)
                                                                          ---------
                                                                          $      --
                                                                          =========



         The accompanying notes are an integral part of this statement.

                  CORRECTIONAL MANAGEMENT SERVICES CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                 (IN THOUSANDS)


1.    ORGANIZATION AND FORMATION TRANSACTIONS

      Correctional Management Services Corporation (the "Company"), a Tennessee corporation, was formed on September 11, 1998, in anticipation of the expected merger transactions (the "Merger") between Corrections Corporation of America ("CCA"), CCA Prison Realty Trust ("Prison Realty") and Prison Realty Corporation ("New Prison Realty"). The Company intends to operate and manage prisons and other correctional facilities and provide prisoner transportation services for governmental agencies.

      The Company was formed on September 11, 1998, with a nominal investment for a minimal number of common shares. On September 22, 1998, the Company issued 5,000 shares of Class A voting common stock to certain founding shareholders at par value. Additionally, on September 22, 1998, the Company issued 850 restricted shares of Class A voting common stock to certain wardens of CCA facilities at the implied fair value of $3,885. Immediately prior to the acquisition of management contracts discussed in
      Note 2, the Company issued 3,499 shares of Class A voting common stock to outside investors in consideration of cash proceeds totaling $16,000.

2.    ACQUISITION OF MANAGEMENT CONTRACTS

      Immediately after the issuance of the Class A voting common stock discussed in Note 1, on December 31, 1998, the Company acquired all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of CCA, certain management contracts and certain other related assets and liabilities of CCA, and entered into a trade name use agreement with CCA, as described below. In exchange, the Company issued an installment note in the principal amount of $137,000 that bears interest at 12% per annum and is payable over 10 years (the "CMSC Note") and 981 shares of the Company's Class B non-voting common stock, which represents 9.5% of the Company's outstanding stock. The Class B non-voting common stock was valued at the implied fair market value of $4,750.

      The acquisition of the capital stock, the management contracts and related assets and liabilities has been accounted for as a purchase transaction and the aggregate purchase price of $141,750 has been allocated to the assets and liabilities acquired based on management's estimates of the fair value of the assets and liabilities acquired. An amount of $67,795 has been assigned to the value of the management contracts acquired and will be amortized over a fifteen year period, which represents the average remaining lives of the contracts acquired plus any contractual renewal options.

      On December 31, 1998, immediately prior to the Merger, but in connection with the transactions described above, the Company entered into a trade name use agreement with CCA (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of ten years, the Company obtained the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. In consideration for such right, the Company will pay a fee equal to (i) 2.75% of the Company's gross revenues for the first three years of the Trade Name Use Agreement, (ii) 3.25% of the Company's gross revenues for the following two years of the Trade Name Use Agreement, and (iii) 3.625% of the Company's gross revenues for the remaining term of the Trade Name Use Agreement, provided that after completion of the Merger the amount of such fee may not exceed (a) 2.75% of the gross revenues of New Prison Realty for the first three years of the Trade Name Use Agreement,
      (b) 3.5% of New Prison Realty's gross revenues for the following two years of the Trade Name Use Agreement, and (c) 3.875% of New Prison Realty's gross revenues for the remaining term of the Trade Name Use Agreement.

      On January 1, 1999, the Company entered into a master lease agreement and leases with respect to each leased property with New Prison Realty (the "Leases"). The initial terms of the Leases are 12 years and may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and New Prison Realty.

      On January 1, 1999, immediately after the Merger, the Company and New Prison Realty entered into a Right to Purchase Agreement (the "CMSC Right to Purchase Agreement") pursuant to which the Company granted to New Prison Realty a right to acquire, and lease back to the Company at fair market rental rates, any correctional or detention facility acquired or developed and owned by the Company in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and New Prison Realty. Additionally, the Company granted New Prison Realty a right of first refusal to acquire any Company-owned correctional or detention facility should the Company receive an acceptable third party offer to acquire any such facility.

      On January 1, 1999, immediately after the Merger, the Company entered into a services agreement (the "CMSC Services Agreement") with New Prison Realty pursuant to which the Company will serve as a facilitator of the construction and development of additional facilities on behalf of New Prison Realty for a term of five years from the date of the CMSC Services Agreement. In such capacity, the Company will perform, at the direction of the New Prison Realty, services needed in the construction and development of correctional and detention facilities, including services related to identification of potential additional facilities, preparation of proposals, project bidding, project design, governmental relations and project marketing. In consideration for the performance of such services by the Company, New Prison Realty will pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by the Company prior to the date on which inmates are first received at such facility. The Company may receive payments up to an additional 5% of the total capital expenditures (as determined above) from New Prison Realty if additional services are requested by New Prison Realty.

      On January 1, 1999, immediately after the Merger, the Company entered into a tenant incentive agreement with New Prison Realty pursuant to which New Prison Realty will pay to the Company an incentive fee to induce the Company to enter into CMSC Leases with respect to those facilities developed and facilitated by the Company. The amount of the incentive fee will be approximately $840 per new bed of each facility leased by the Company where the Company has served as developer and facilitator. The incentive fees received by the Company will be deferred and amortized as reductions in lease expense over the terms of the respective leases.

3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company had no operations prior to January 1, 1999. As such, the accompanying consolidated financial statements represent the Company's consolidated financial position as of December 31, 1998, and the Company's cash flows and activity in stockholders' equity for the period from September 11, 1998 (inception) through December 31, 1998.

      The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      Debt issuance costs will be amortized on a straight-line basis over the life of the related debt. This amortization will be charged to interest expense.

      All material intercompany balances have been eliminated in consolidation.

      Property and equipment is carried at the allocated estimated fair value. Betterments, renewals and extraordinary repairs that extend the life of the asset will be capitalized; other repairs and maintenance will be expensed. Depreciation will be computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes based upon the estimated useful lives of the related assets.

      Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." This statement generally requires the Company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities. At December 31, 1998, the Company had no differences between book and tax bases of its assets and liabilities.

      In connection with the acquisition of management contracts discussed in
      Note 2, the Company obtained contracts with various governmental entities to manage their facilities for fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Fixed per diem revenue will be recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company will recognize any additional management service revenues when earned or awarded by the respective authorities.

      To meet the reporting requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices. At December 31, 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values as compared to similar financial instruments.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company will continually evaluate the recoverability of the carrying values of its long-lived assets when events suggest that an impairment may have occurred. In these circumstances, the Company would utilize estimates of undiscounted cash flows to determine if an impairment exists.

      Effective September 11, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprises." SFAS 131 establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities & Exchange Commission (the "SEC") report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will operate in one industry segment and, accordingly, the adoption of SFAS 131 will have no significant effect on the Company's disclosures.

 4.   PROPERTY AND EQUIPMENT

      Property and equipment, at estimated fair value on the acquisition date of December 31, 1998, consist of the following:

      Land                                                     $    4,303
      Building improvements                                        10,348
      Equipment                                                     6,689
      Office furniture and fixtures                                 2,585
      Construction in progress                                        743
                                                               ----------
                                                               $   24,668
                                                               ==========



5.    OTHER ASSETS

      Other assets consist of the following:

                                                               DECEMBER 31,
                                                                  1998
                                                              -------------
     Debt issuance costs                                        $   2,619
     Prepaid rent to a government entity                            4,844
     Other assets                                                   1,514
                                                                ---------
                                                                $   8,977
                                                                =========



 6.   LONG-TERM DEBT

      Long-term debt consists of an installment note payable to New Prison Realty for $137,000. The note is payable over 10 years and bears interest at 12% per annum. Interest only is payable for the first four years and the principal is payable over the following six years. The Chief Executive Officer of the Company (who is also the Chairman of the Board of Directors and Chief Executive Officer of New Prison Realty) has personally guaranteed payment of 10% of the outstanding principal amount.

      Maturities of long-term debt for the next five years and thereafter are:
      1999 - $0; 2000 - $0; 2001 - $0; 2002 - $0; 2003 - $22,833; and thereafter
      - $114,167.

      At December 31, 1998, the Company had obtained a revolving credit facility (the "Old Credit Facility") providing for borrowings up to $30,000. The facility's terms required interest at LIBOR plus 4.0%. The facility could be used for working capital and letters of credit. The Company had made no draws on the revolving credit facility as of December 31, 1998. The facility was subject to renewal on January 1, 2002.

      The Old Credit Facility also required that the Company maintain specific ratio requirements relating to cash flow. The Company was in compliance with the covenants at December 31, 1998.

      On March 1, 1999, the Company obtained a new revolving credit facility (the "New Credit Facility") which provides for borrowings up to $100,000 and bears interest at LIBOR plus 2.375%. The New Credit Facility replaced the $30,000 Old Credit Facility in place at December 31, 1998. Prior to obtaining the New Credit Facility, the Company had made no draws under the Old Credit Facility. The deferred debt issuance costs related to the Old Credit Facility were written off upon replacement of that credit facility.

      The Company does not maintain any significant formal or informal compensating balance arrangements with financial institutions.

 7.   ADMINISTRATIVE SERVICES AGREEMENTS

      On January 1, 1999, the Company entered into administrative service agreements with two newly formed companies, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc., pursuant to which employees of the Company's administrative departments will perform administrative services (including, but not limited to, legal, finance, management information systems and government relations services), as needed, for each of the two companies. In connection therewith, the Company will grant each of the two companies the right to use the name "Corrections Corporation of America" in connection with the servicing of management contracts. As consideration for the foregoing, the Company will receive administrative service fees of $250,000 per month from each company.

 8.   STOCKHOLDERS' EQUITY

      Preferred Stock -

      During 1998, the Company authorized 50,000 shares of $0.01 (one cent) par value preferred stock. At December 31, 1998, no preferred stock was issued or outstanding.

      Common Stock -

      On September 22, 1998, the Company issued 5,000 shares of Class A voting common stock to certain employees of CCA and Prison Realty who were also founding shareholders of the Company. The Company nor CCA received any proceeds from the issuance of these shares. However, CCA recorded a $22,850 expense in 1998 for the implied fair value of the 5,000 common shares. The fair value of these common shares was determined at the date of the Merger based upon the fair value of the Company derived from the $16,000 cash investments in the Company made by outside investors at December 31, 1998, as discussed in Note 1.

      Additionally, on September 22, 1998, the Company issued 850 restricted shares of Class A voting common stock to certain wardens of CCA facilities. The shares held by the wardens are restricted and will vest if, and only if, the wardens remain employees of the Company through December 31, 2003. The Company intends to expense the implied fair value (approximately $3,885) of these restricted securities over the respective vesting period. The implied fair value of these common shares was also derived from the $16,000 cash investments in the Company made by outside investors at December 31, 1998, as discussed in Note 1.

      As discussed in Note 1, the Company sold 3,499 shares of Class A voting common stock to outside investors immediately prior to the Merger. The net proceeds of $16,000 will be used for general working capital purposes.

      Stock Warrants -

      In connection with the Company's Old Credit Facility, on December 31, 1998, the Company issued 547 warrants to purchase Class A common shares as part of the debt issuance costs associated with obtaining the Old Credit Facility. The warrants were issued with an exercise price of $4.57 per warrant and an expiration date of December 31, 2008. The warrants are exercisable from the date of issuance. The Company determined the fair value of the warrants issued to be approximately $601 utilizing the Black-Scholes option-pricing model and has recorded the cost as debt issuance cost within other long term assets on the accompanying balance sheet. At December 31, 1998, all stock warrants were outstanding.

 9.   RETIREMENT PLAN

      On December 28, 1998, the Company adopted a 401(k) plan (the "Plan") for all eligible employees as defined in the plan documents. The Board of Directors has discretion in establishing the amount of the Company's contributions. The Company's contributions become 40% vested after four years of service and 100% vested after five years of service, and the vested portions are paid on death, retirement or termination. It is intended that the CCA Employee Stock Ownership Plan will be merged with the Plan in 1999. As of December 31, 1998, there were no participants in the Plan and the Company had made no contributions to the Plan.

 10.  COMMITMENTS AND CONTINGENCIES

      The Company leases certain facilities, office space and equipment under long-term operating leases expiring through the year 2011. The majority of the Company's operating lease commitments relate to facilities to be leased from New Prison Realty under the Leases discussed in Note 2. Expected lease commitments for noncancelable leases are as follows:


                      YEAR                                     AMOUNT
                   ---------                              --------------
                      1999                                $    251,734
                      2000                                     261,692
                      2001                                     272,104
                      2002                                     282,853
                      2003                                     293,462
                      Thereafter                             2,405,204
                                                          ------------
                      Total                               $  3,767,049
                                                          ============


      The nature of the Company's business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial position or results of operations of the Company for which the Company has not established adequate reserves at December 31, 1998.

      Each of the Company's management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, worker's compensation, automobile liability and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims within the deductible amounts.

 11.  CONCENTRATION OF CREDIT RISK

      Substantially all of the Company's accounts receivable are due from federal, state and local governments at December 31, 1998.

                                INDEX OF EXHIBITS

         Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Commission and are incorporated herein by reference.


Exhibit
Number                         Description of Exhibits
------                         -----------------------
2.1            Agreement of Sale and Purchase between Prison Realty and CCA
               (previously filed as Exhibit 2 to Prison Realty's Registration
               Statement on Form S-11 (Commission File no. 333-25727) Amendment
               no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

2.2 Agreement and Plan of Merger, dated as of April 17, 1998, by and among Prison Realty and USCA Corporation, a wholly-owned Kentucky subsidiary of Prison Realty, and U.S. Corrections Corporation, a
               Kentucky corporation (previously filed as Exhibit 2.2 to Prison
               Realty's Current Report on Form 8-K (Commission File no.
               1-13049), filed with the Commission on April 22, 1998 and incorporated herein by reference).

2.3 Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among CCA, Prison Realty and the
               Company (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company's Registration
               Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by reference) (as directed by Item 601(b)(1) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1 Charter of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Commission File no.
               333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

3.2            Amended and Restated Bylaws of the Company (previously filed as
               Exhibit 3.2 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

4.1 Provisions defining the rights of stockholders are found in Sections SIXTH through SEVENTH and Article II in the Charter and
               Amended and Restated Bylaws, respectively, of the Company
               (included as Exhibits 3.1 and 3.2 hereto).

4.2            Specimen of certificate representing the Company Common Stock
               (previously filed as Exhibit 4.2 to the Company's Registration
               Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

4.3            Specimen of certificate representing the Company Preferred Stock
               (previously filed as Exhibit 4.3 to the Company's Registration
               Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).



4.4            8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of June 22, 1992, in the aggregate principal amount of $2.5 million, made payable to Pacific Mutual
               Life Insurance Company and PM Group Life Insurance Company
               (previously filed as Exhibit 4(f) to CCA's Annual Report on Form
               10-K (Commission File no. 0-15719), filed with the Commission on March 31, 1993 and incorporated herein by reference).

4.5            8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of December 2, 1992, in the aggregate principal amount of $1.5 million, made payable to Pacific Mutual Life Insurance Company and PM Group Life Insurance
               Company (previously filed as Exhibit 4(g) to CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 31, 1993 and incorporated herein by reference).

4.6            8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of April 29, 1993, in the aggregate principal amount of $2.5 million, made payable to Pacific Mutual
               Life Insurance Company and PM Group Life Insurance Company
               (previously filed as Exhibit 4(l) to CCA's Annual Report on Form
               10-K (Commission File no. 0-15719), filed with the Commission on March 31, 1994 and incorporated herein by reference).

4.7 8.5% Convertible, Subordinated Note due November 7, 1999 made payable to Sodexho S.A., predecessor in interest to Sodexho, in the aggregate principal amount of $7.0 million (previously filed as Exhibit 2 to CCA's Current Report on Form 8-K (Commission File no. (0-15719), filed with the Commission on June 30, 1994 and incorporated herein by reference).

4.8 Stock Purchase Warrant for the purchase of CCA Common Stock issued to Sodexho S.A., predecessor in interest to Sodexho, on June 23, 1994 (previously filed as Exhibit 2 to CCA's Current
               Report on Form 8-K (Commission File no. (0-15719), filed with the
               Commission on June 30, 1994 and incorporated herein by reference).

4.9 Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of June 22, 1992, in the aggregate principal amount of $2.5 million, made payable to Cudd & Co. and Atwell & Co. (previously filed as Exhibit 4(r) to
               CCA's Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

4.10 Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of December 2, 1992, in the aggregate principal amount of $1.5 million, made payable to Cudd & Co. and Atwell & Co. (previously filed as Exhibit 4(s) to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

4.11 Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of April 29, 1993, in the aggregate principal amount of $3.5 million, made payable to Cudd & Co. and Atwell & Co. (previously filed as Exhibit 4(t) to
               CCA's Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).



4.12 Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit
               4(u) to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

4.13 Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to Sodexho in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4(v) to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 31, 1997 and incorporated herein by reference).

4.14           8.5% Convertible, Extendable, Subordinated Note originally due
               September 30, 1998, dated as of June 22, 1992, in the aggregate principal amount of $104,000, made payable to Atwell & Co.
               (previously filed as Exhibit 4(z) to CCA's Annual Report on Form
               10-K (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

4.15           8.5% Convertible, Extendable, Subordinated Note originally due
               September 30, 1998, dated as of June 22, 1992, in the aggregate principal amount of $696,000, made payable to Atwell & Co.
               (previously filed as Exhibit 4(aa) to CCA's Annual Report on Form
               10-K (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

4.16* 7.5% Convertible, Subordinated Note Modification Agreement, dated as of December 30, 1998, by and between Sodexho and CCA.

4.17* 8.5% Convertible, Subordinated Note Modification Agreement, dated as of December 30, 1998, by and between Sodexho and CCA.

4.18 7.5% Convertible, Subordinated Note due February 28, 2005, made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

4.19 Note from the Company made payable to MDP Ventures IV LLC, dated as of December 31, 1998, in the principal amount of $20.0 million
               (previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

4.20* Floating Rate Convertible Note, due March 8, 2004, made payable to Sodexho in the aggregate principal amount of $20.0 million.

4.21* Notes from the Company made payable to MDP Ventures IV LLC, and certain other purchasers, dated as of January 29, 1999, in the aggregate principal amount of $20.0 million.

10.1           U.S. Government Lease for Real Property by and between the United
               States of America and CCA, dated as of April 10, 1984, relating to the Houston Processing Center (previously filed as Exhibit
               10(xx) to CCA's Annual Report on Form 10-K (Commission


               File no. 0-15719), filed with the Commission on March 31, 1989 and incorporated herein by reference).

10.2           Letter of Guaranty, dated October 27, 1989, between CCA and
               National Australia Bank Limited, relating to the guaranty by CCA of certain advances made by National Australia Bank Limited to Corrections Corporation to Australia, Pty. Ltd. (previously filed as Exhibit 10(eee) to CCA's Annual Report on Form 10-K
               (Commission File no. 0-15719), filed with the Commission on March
               30, 1990 and incorporated herein by reference).

10.3 Assignment and Assumption Agreement, dated as of March 2, 1990, by and between CCA and Esmor, Inc., relating to the assignment of Esmor, Inc.'s leasehold interest in real property located in San
               Diego County, California and the assignment of Esmor Inc.'s contract with the INS for the construction and operation of an INS Detention Facility (previously filed as Exhibit 10(fff) to
               CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).

10.4           Standard Transfer Form, dated as of September 8, 1991, between
               CCA and Houghton Holdings Limited (formerly John Holland Holdings
               Limited) relating to the purchase by CCA of 7,500 shares in Corrections Corporation of Australia Pty. Ltd. and related
               Amended and Restated Letter of Guaranty (previously filed as
               Exhibit 10(bbbb) to CCA's Annual Report on Form 10-K (Commission
               File no. 0-15719), filed with the Commission on March 30, 1992 and incorporated herein by reference).

10.5 International Joint Venture Agreement, dated as of June 23, 1994, between CCA and Sodexho S.A., predecessor in interest to Sodexho
               (previously filed as Exhibit 1 to CCA's Current Report on Form
               8-K (Commission File no. 0-15719), filed with the Commission on June 30, 1994 and incorporated herein by reference).

10.6           Securities Purchase Agreement, dated as of June 23, 1994, between
               CCA and Sodexho S.A., predecessor in interest to Sodexho, including form of 8.5% Note, form of Warrant, and form of 8.75%
               Notes (previously filed as Exhibit 2 to CCA's Current Report on
               Form 8-K (Commission File no. 0-15719), filed with the Commission on June 30, 1994 and incorporated herein by reference).

10.7 Stockholders Agreement, dated as of June 23, 1994, between CCA and Sodexho S.A., predecessor in interest to Sodexho (previously filed as Exhibit 3 to CCA's Current Report on Form 8-K
               (Commission File no. 0-15719), filed with the Commission on June
               30, 1994 and incorporated herein by reference).

10.8           Share Exchange Agreement by and among CCA, TransCor America, Inc.
               and the Shareholders of TransCor America, Inc., dated as of December 30, 1994 (previously filed as Exhibit 3 to CCA's Current
               Report on Form 8-K (Commission File no. 1-13560), filed with the
               Commission on January 13, 1995 and incorporated herein by reference).

10.9 Stock Purchase Agreement, dated as of March 31, 1995, between CCA and Chubb Security Holdings Australia Limited A.C.N. 003 590 921
               (previously filed as Exhibit 10.140 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 29, 1996 and incorporated herein by reference).



10.10          Share Exchange Agreement, dated as of April 25, 1995, among CCA,
               Concept Incorporated and the stockholders of Concept Incorporated
               (previously filed as Exhibit 2 to CCA's Current Report on Form
               8-K (Commission File no. 1-13560), filed with the Commission on May 11, 1995 and incorporated herein by reference).

10.11          Note Purchase Agreement, dated as of June 22, 1992, among Pacific
               Mutual Life Insurance Company, PM Group Life Insurance Company and CCA, as amended by Amendment No. 1 to the Note Purchase
               Agreement, dated as of August 25, 1992, Amendment No. 2 to the
               Note Purchase Agreement, dated as of October 29, 1992, Amendment
               No. 3 to the Note Purchase Agreement, dated as of April 29, 1993 and Amendment No. 4 to the Note Purchase Agreement, dated as of April 25, 1995 (previously filed as Exhibit 10.142 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.12          Stock Purchase Agreement, dated as of June 9, 1995, between
               Sodexho S.A., predecessor to Sodexho, and CCA concerning sale of shares of Corrections Corporation of Australia Pty. Ltd. A.C.N.
               010 921 641 (previously filed as Exhibit 10.143 to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 29, 1996 and incorporated herein by reference)

10.13          Stock Purchase Agreement, dated as of June 29, 1995, between
               Sodexho S.A., predecessor to Sodexho, and CCA (previously filed as Exhibit 10.144 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.14          Amendment No. 1 to Securities Purchase Agreement, dated as of
               July 11, 1995, between Sodexho S.A., predecessor to Sodexho, and
               CCA (previously filed as Exhibit 10.145 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 29, 1996 and incorporated herein by reference).

10.15          Purchase Agreement, dated July 17, 1995, between Concept
               Incorporated and Landmark Organization Southwest, Inc.
               (previously filed as Exhibit 10.148 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 29, 1996 and incorporated herein by reference).

10.16          Purchase Agreement, dated July 17, 1995, between Concept
               Incorporated and U.C. Eloy, Inc. (previously filed as Exhibit
               10.149 to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.17          Agreement and Plan of Merger, dated as of August 18, 1995, among
               CCA, CMA Acquisition, Inc., CSG Acquisition, Inc., Correction
               Management Affiliates, Inc., Correctional Services Group, Inc., the shareholders of Correction Management Affiliates, Inc. and the shareholders of Correctional Services Group, Inc. (previously filed as Exhibit 1 to CCA's Current Report on Form 8-K
               (Commission File no. 1-13560), filed with the Commission on September 1, 1995 and incorporated herein by reference).

10.18          Shareholders' Agreement, dated as of October 17, 1995, among
               Corrections Corporation of Australia Pty. Ltd., CCA, and Sodexho
               S.A., predecessor in interest to Sodexho (previously filed as Exhibit 10.151 to CCA's Annual Report on Form 10-K (Commission




               File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.19          First Amendment to Stock Purchase Agreement, dated as of October
               17, 1995, between Sodexho S.A., predecessor to Sodexho, and CCA
               (previously filed as Exhibit 10.152 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 29, 1996 and incorporated herein by reference).

10.20          Note Purchase Agreement, dated as of February 29, 1996, between
               CCA and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of February 29,
               1996, by and between CCA and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.155 to CCA's Annual Report on Form 10-K
               (Commission File no. 1-13560), filed with the Commission on March
               29, 1996 and incorporated herein by reference).

10.21          Guaranty Agreement, dated as of July 10, 1996, among CCA, as
               Guarantor, Eden Correctional Facilities Corporation, as the
               Issuer, and Liberty Bank and Trust Company of Tulsa, National
               Association, as the Trustee, with respect to the Taxable
               Detention Facility Revenue Bond, Series 1995 in the aggregate principal amount of $22,875,000 (previously filed as Exhibit
               10.156 to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.22          Credit Agreement, dated as of September 6, 1996, among CCA, as
               Borrower, various Lenders, and First Union National Bank of
               Tennessee, as Administrative Agent (previously filed as Exhibit
               10.157 to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.23          Letter of Credit Facility Agreement, dated as of September 6,
               1996, among CCA and First Union National Bank of Tennessee and
               First Union National Bank of North Carolina (previously filed as
               Exhibit 10.158 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.24          Intercompany Subordination Agreement, dated as of September 6,
               1996, among CCA, five of its wholly owned subsidiaries, including
               CCA International, Inc., TransCor America, Inc., Concept
               Incorporated, Correction Management Affiliates, Inc., and
               Correctional Services Group, Inc. and First Union National Bank of Tennessee (previously filed as Exhibit 10.159 to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 31, 1997 and incorporated herein by reference).

10.25          Unconditional Guaranty Agreement, with Supplement, dated as of
               September 6, 1996, in favor of First Union National Bank of
               Tennessee among CCA, five of its wholly owned subsidiaries, including CCA International, Inc., TransCor America, Inc.,
               Concept Incorporated, Correction Management Affiliates, Inc., and
               Correctional Services Group, Inc. and First Union National Bank of Tennessee (previously filed as Exhibit 10.160 to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 31, 1997 and incorporated herein by reference).



10.26          Form of Pledge Agreement, with Supplement, dated as of September
               6, 1996 by CCA and five of its wholly owned subsidiaries, including CCA International, Inc., TransCor America, Inc.,
               Concept Incorporated, Correction Management Affiliates, Inc., and
               Correctional Services Group, Inc., individually, in favor of First Union National Bank of Tennessee as Administrative Agent for various Lenders (previously filed as Exhibit 10.161 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.27          Amendment No. 2, dated December 31, 1996, to the Securities
               Purchase Agreement, dated as of June 23, 1994, between Sodexho
               S.A., predecessor to Sodexho, and CCA (previously filed as Exhibit 10.162 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.28          Purchase Agreement, dated as of December 31, 1996, among CCA,
               Corrections Corporation of America (U.K.) Limited and Sodexho
               S.A., predecessor to Sodexho, relating to U.K. Detention
               Services, Ltd. (previously filed as Exhibit 10.163 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.29          Shareholders' Agreement, dated as of December 31, 1996, among
               CCA, Corrections Corporation of America (U.K.) Limited and
               Sodexho S.A., predecessor to Sodexho, relating to U.K. Detention
               Services, Ltd. (previously filed as Exhibit 10.164 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.30          Option Agreement, dated as of December 31, 1996, among CCA,
               Corrections Corporation of America (U.K.) Limited and Sodexho
               S.A., predecessor to Sodexho, relating to U.K. Detention
               Services, Ltd. (previously filed as Exhibit 10.165 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.31          Note Purchase Agreement, dated as of April 5, 1996, by and among
               Sodexho S.A., predecessor to Sodexho, and CCA, relating to the issuance of 7.5% Convertible, Subordinated Notes in the aggregate principal amount of $20,000,000 (previously filed as Exhibit 4(w) to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.32          Registration Rights Agreement with respect to Note Purchase
               Agreement, dated as of April 5, 1996, by and between CCA and Sodexho S.A., predecessor to Sodexho (previously filed as Exhibit
               4(x) to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.33 1997 Amendment to 1994 Securities Purchase Agreement by and between CCA and Sodexho, dated December 30, 1997 (previously filed as Exhibit 4(bb) to CCA's Annual Report on Form 10-K
               (Commission File no. 1-13560), filed with the Commission on March
               31, 1998 and incorporated herein by reference).

10.34          Exchange Agreement, dated October 2, 1997, among CCA, American
               Corrections Transport, Inc., Michael H. Shmerling, L.M. Company,
               Tom Loventhal, J. Thomas


               Martin, Peter Weiss, Kenneth Anchor and Bernard Goldstein
               (previously filed as Exhibit 10.192 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 30, 1998 and incorporated herein by reference).

10.35          Stock Repurchase Agreement, dated March 2, 1998, between CCA and
               Doctor R. Crants (previously filed as Exhibit 10.193 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.36          Form of Employment Agreement between CCA and Doctor R. Crants
               (previously filed as Exhibit 10.194 to CCA's Annual Report on
               Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 30, 1998 and incorporated herein by reference).

10.37 Stock Repurchase Agreement, dated as of September 30, 1997, between CCA and Thomas W. Beasley (previously filed as Exhibit
               10.178 to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.38 Amendment and Waiver to Credit Agreement, dated July 18, 1997, by and among CCA, certain Lenders, and First Union National Bank of
               Tennessee as Administrative Agent for the Lenders (previously filed as Exhibit 10.195 to CCA's Annual Report on Form 10-K
               (Commission File no. 1-13560), filed with the Commission on March
               30, 1998 and incorporated herein by reference).

10.39 Amended and Restated Credit Agreement, dated as of June 24, 1998, by and among CCA as Borrower, certain subsidiaries of CCA, certain Lenders, First Union National Bank, as the Administrative
               Agent for the Lenders, Canadian Imperial Bank of Commerce, as
               Documentation Agent, and NationsBank, N.A. as Syndication Agent
               (previously filed as Exhibit 10.1 to CCA's Quarterly Report on
               Form 10-Q (Commission File no. 1-13560), filed with the
               Commission on August 14, 1998 and incorporated herein by reference).

10.40 Option Agreement between Prison Realty and CCA with respect to the Northeast Ohio Correctional Center (previously filed as
               Exhibit 10.1(a) to Prison Realty's Registration Statement on Form
               S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.41 Option Agreement between the Prison Realty and CCA with respect to the Torrance County Detention Facility (previously filed as
               Exhibit 10.1(b) to Prison Realty's Registration Statement on Form
               S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.42 Option Agreement between Prison Realty and CCA with respect to the Southern Colorado Correctional Facility (previously filed as
               Exhibit 10.1(c) to Prison Realty's Registration Statement on Form
               S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.43 Option Agreement between Prison Realty and CCA with respect to the North Fork Correctional Facility (previously filed as Exhibit
               10.1(d) to Prison Realty's Registration Statement on Form S-11
               (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).


10.44 Option Agreement between Prison Realty and CCA with respect to the Whiteville Correctional Center (previously filed as Exhibit
               10.1(e) to Prison Realty's Registration Statement on Form S-11
               (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.45          Master Agreement to Lease between Prison Realty and CCA
               (previously filed as Exhibit 10.6 to Prison Realty's Quarterly
               Report on Form 10-Q (Commission File no. 1-13409), filed on
               August 25, 1997 and incorporated herein by reference).

10.46 Lease Agreement between Prison Realty and CCA with respect to the Houston Processing Center (previously filed as Exhibit 10.7 to
               Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.47 Lease Agreement between Prison Realty and CCA with respect to the Laredo Processing Center (previously filed as Exhibit 10.8 to
               Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.48 Lease Agreement between Prison Realty and CCA with respect to the Bridgeport Pre-Parole Transfer Facility (previously filed as
               Exhibit 10.9 to Prison Realty's Quarterly Report on Form 10-Q
               (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.49 Lease Agreement between Prison Realty and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility (previously filed as
               Exhibit 10.10 to Prison Realty's Quarterly Report on Form 10-Q
               (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.50 Lease Agreement between Prison Realty and CCA with respect to the West Tennessee Detention Facility (previously filed as Exhibit
               10.11 to Prison Realty's Quarterly Report on Form 10-Q
               (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.51 Lease Agreement between Prison Realty and CCA with respect to the Leavenworth Detention Center (previously filed as Exhibit 10.12 to Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein).

10.52 Lease Agreement between Prison Realty and CCA with respect to the Eloy Detention Center (previously filed as Exhibit 10.13 to
               Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.53 Lease Agreement between Prison Realty and CCA with respect to the Central Arizona Detention Center (previously filed as Exhibit
               10.14 to Prison Realty's Quarterly Report on Form 10-Q
               (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.54          Lease Agreement between Prison Realty and CCA with respect to the
               T. Don Hutto Correctional Center (previously filed as Exhibit
               10.15 to Prison Realty's Quarterly Report



               on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.55 Lease Agreement between Prison Realty and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as Exhibit
               10.5 to Prison Realty's Current Report on Form 8-K (Commission
               File no. 1-13409), filed with the Commission on August 4, 1997 and incorporated herein by reference).

10.56 Lease Agreement between Prison Realty and CCA with respect to the Torrance County Detention Facility (previously filed as Exhibit
               10.1 to Prison Realty's Quarterly Report on Form 10-Q (Commission
               File no. 1-13049), filed with the Commission on November 13, 1997 and incorporated herein by reference).

10.57 Lease Agreement between Prison Realty and CCA with respect to the Cimarron Correctional Facility (previously filed as Exhibit 10.29 to Prison Realty's Registration Statement on Form S-11
               (Commission File no. 333-43935), filed with the Commission on January 9, 1998 and incorporated herein by reference).

10.58 Lease Agreement between Prison Realty and CCA with respect to the Davis Correctional Facility (previously filed as Exhibit 10.30 to
               Prison Realty's Registration Statement on Form S-11 (Commission
               File no. 333-43935), filed with the Commission on January 9, 1998 and incorporated herein by reference).

10.59          Right to Purchase Agreement between Prison Realty and CCA
               (previously filed as Exhibit 10.4 to Prison Realty's Registration
               Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.60          Trade Name Use Agreement between Prison Realty and CCA
               (previously filed as Exhibit 10.17 to Prison Realty's Quarterly
               Report on Form 10-Q (Commission File no. 1-13409), filed with the
               Commission on August 25, 1997 and incorporated herein by reference).

10.61 Exercise Agreement, dated as of December 11, 1997, by and between Prison Realty and CCA with respect to the Cimarron Correctional
               Facility (previously filed as Exhibit 10(ee) to Prison Realty's
               Annual Report on Form 10-K (Commission File no. 1-13049), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.62 Exercise Agreement, dated as of January 5, 1998, by and between Prison Realty and CCA with respect to the Davis Correctional
               Facility (previously filed as Exhibit 10(ff) to Prison Realty's
               Annual Report on Form 10-K (Commission File no. 1-13049), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.63 Purchase and Sale Agreement, dated as of November 18, 1997, among the Holdenville Industrial Authority and CCA (previously filed as
               Exhibit 10.174 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.64 Exercise Agreement, dated as of January 5, 1998, by and between Prison Realty and CCA with respect to the Holdenville, Oklahoma facility (previously filed as Exhibit 10.175 to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 30, 1998 and incorporated herein by reference).



10.65 Purchase and Sale Agreement, dated as of November 26, 1997, among the Cushing Municipal Authority and CCA (previously filed as
               Exhibit 10.176 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.66 Exercise Agreement, dated as of December 11, 1997, by and between Prison Realty and CCA with respect to the Cushing, Oklahoma facility (previously filed as Exhibit 10.177 to CCA's Annual
               Report on Form 10-K (Commission File no. 1-13560), filed with the
               Commission on March 30, 1998 and incorporated herein by reference).

10.67 Master Agreement to Lease, dated as of January 1, 1999, by and between the Company, USCC, Inc. and Operating Company (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.68          Form of Lease Agreement by and between the Company and Operating
               Company (previously filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.69 Right to Purchase Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.70          Service Mark and Trade Name Use Agreement, dated as of December
               31, 1998, by and between CCA and Operating Company (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.71          Service Mark and Trade Name Use Agreement, dated as of December
               31, 1998, by and between Operating Company and Prison Management
               Services, LLC (previously filed as Exhibit 10.5 to the Company's
               Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.72          Service Mark and Trade Name Use Agreement, dated as of December
               31, 1998, by and between Operating Company and Juvenile and Jail
               Facility Management Services, LLC (previously filed as Exhibit
               10.6 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.73          Promissory Note, dated as of December 31, 1998, executed by
               Operating Company made payable to CCA in the principal amount of $137.0 million (previously filed as Exhibit 10.7 to the Company's
               Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.74 Guaranty Agreement, dated as of December 31, 1998, executed and delivered by Doctor R. Crants to CCA (previously filed as Exhibit
               10.8 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).



10.75 Assignment Agreement, dated as of December 31, 1998, by and between CCA and Corrections Partners, Inc. and related Bill of Sale (previously filed as Exhibit 10.9 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).

10.76 Assignment Agreement, dated as of December 31, 1998, by and among Corrections Partners, Inc., Concept Incorporated, TransCor
               America, Inc., certain other subsidiaries of CCA, and Operating
               Company and related Bill of Sale (previously filed as Exhibit
               10.10 to the Company's Current Report on Form 8-K (Commission
               File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.77 Contribution Agreement, dated as of December 31, 1998, by and between CCA and Operating Company (previously filed as Exhibit
               10.11 to the Company's Current Report on Form 8-K (Commission
               File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.78 Contribution Agreement, dated as of December 31, 1998, by and between CCA and Prison Management Services, LLC (previously filed as Exhibit 10.12 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.79 Contribution Agreement, dated as of December 31, 1998, by and between CCA and Juvenile and Jail Facility Management Services,
               LLC (previously filed as Exhibit 10.13 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).

10.80          Assignment and Assumption Agreement, dated as of December 31,
               1998, by and among CCA, Corrections Partners, Inc., Gadsden
               Correctional Institution, Inc., and Prison Management Services,
               LLC (previously filed as Exhibit 10.14 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).

10.81          Assignment and Assumption Agreement, dated as of December 31,
               1998, by and among CCA, Concept Incorporated, Corrections
               Partners, Inc. and Juvenile and Jail Facility Management
               Services, LLC (previously filed as Exhibit 10.15 to the Company's
               Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.82 Services Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit
               10.16 to the Company's Current Report on Form 8-K (Commission
               File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.83 Tenant Incentive Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.17 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.84 Note Purchase Agreement, dated as of January 1, 1999, by and between CCA and PMI Mezzanine Fund, L.P., including, as Exhibit
               R-1 thereto, Registration Rights Agreement,


               dated as of January 1, 1999, by and between CCA and PMI Mezzanine
               Fund, L.P. (previously filed as Exhibit 10.22 to the Company's
               Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.85          Agreement in Principle by and among Sodexho, CCA and Prison
               Realty (previously filed as Exhibit 10.13 to the Company's
               Registration Statement on Form S-4 (Commission File no.
               333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.86* 1998 Amendment to 1994 Securities Purchase Agreement by and between CCA and Sodexho S.A., dated as of December 30, 1998, by and between CCA and Sodexho.

10.88 Agreement in Principle, dated as of October 15, 1998, by and between Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates, CCA, Prison Realty and Operating Company (previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017) Amendment no. 4, filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.89 Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and Service Company A
               (previously filed as Exhibit 10.26 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).

10.90 Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and Service Company B
               (previously filed as Exhibit 10.27 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).

10.91 Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and the Company (previously filed as Exhibit
               10.28 to the Company's Current Report on Form 8-K (Commission
               File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.92 Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and Operating Company (previously filed as
               Exhibit 10.29 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.93          Employment Agreement, dated as of January 1, 1999, by and between
               J. Michael Quinlan and the Company (previously filed as Exhibit
               10.30 to the Company's Current Report on Form 8-K (Commission
               File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.94          Employment Agreement by and between D. Robert Crants, III and
               Prison Realty (previously filed as Exhibit 10.23 to Prison
               Realty's Quarterly Report on Form 10-Q

               (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.95          Employment Agreement by and between Michael W. Devlin and Prison
               Realty (previously filed as Exhibit 10.24 to Prison Realty's
               Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.96 Form of Officer and Director Indemnification Agreement by and between the Company and its officers and directors (previously filed as Exhibit 10.48 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the
               Commission on September 30, 1998 and incorporated herein by reference).

10.97 Form of Lockup Agreement by and between the Company and officers and directors of the Company, Operating Company and the Service
               Companies (previously filed as Exhibit 10.49 to the Company's
               Registration Statement on Form S-4 (Commission File no.
               333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.98 Amended and Restated Charter of Operating Company (previously filed as Exhibit 10.50 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the
               Commission on September 30, 1998 and incorporated herein by reference).

10.99 Bylaws of Operating Company (previously filed as Exhibit 10.51 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.100 Amended and Restated Charter of Service Company A (previously filed as Exhibit 10.31 to the Company's Current Report on Form
               8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.101 Bylaws of Service Company A (previously filed as Exhibit 10.53 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.102 Amended and Restated Charter of Service Company B (previously filed as Exhibit 10.32 to the Company's Current Report on Form
               8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.103 Bylaws of Service Company B (previously filed as Exhibit 10.55 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.104 Credit Agreement, dated as of January 1, 1999, by and among the Company and certain of it subsidiaries and NationsBank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc., as
               Documentation Agent, and the Bank of Nova Scotia, as Syndication
               Agent (previously filed as Exhibit 10.33 to the Company's Current
               Report on Form 8-K (Commission File no. 0-25245), filed with the
               Commission on January 6, 1999 and incorporated herein by reference).


10.105 Note Purchase Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as
               Exhibit 10.36 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.106 Registration Rights Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.37 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.107 Preemptive Rights Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.38 to the Company's Current Report on Form 8-K
               (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.108 REIT Management Agreement, dated as of July 21, 1997, by and between Prison Realty and Prison Realty Management, Inc.
               (previously filed as Exhibit 10(hh) to Prison Realty's Annual
               Report on Form 10-K (Commission File no. 1-13049), filed with the
               Commission on March 18, 1998 and incorporated herein by reference).

10.109 Prison Realty's 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.25 to Prison Realty's Quarterly Report on
               Form 10-Q (Commission File no. 1-13049), filed with the
               Commission on August 25, 1997 and incorporated herein by reference).

10.110 Prison Realty's Non-Employee Trustees' Share Option Plan, as amended (previously filed as Exhibit 10.26 to Prison Realty's
               Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.111         Prison Realty's Non-Employee Trustees' Compensation Plan
               (previously filed as Exhibit 4.3 to Prison Realty's Registration
               Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by reference).

10.112         CCA's Option Plan, dated as of January 23, 1985, as amended by
               First Amendment to CCA's Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock
               Option Agreement (previously filed as Exhibit 10(c) to CCA's
               Registration Statement on Form S-1 (Commission File no. 33-8052), filed with the Commission on August 15, 1986 and incorporated herein by reference).

10.113         Non-Qualified Stock Option Plan of CCA, dated as of January 16,
               1986, and related form of Non-Qualified Stock Option Agreement
               (previously filed as Exhibit 10(d) to CCA's Registration
               Statement on Form S-1 (Commission File no. 33-8052), filed with the Commission on August 15, 1986 and incorporated herein by reference).

10.114         CCA's 1988 Flexible Stock Option Plan (previously filed as
               Exhibit A to CCA's definitive Proxy Statement relating to CCA's
               1988 Annual Meeting of Stockholders (Commission File no.
               0-15719), filed with the Commission on April 29, 1988 and incorporated herein by reference).


10.115         Second Amendment to CCA's Stock Option Plan, dated as of March
               27, 1987, together with form of Incentive Stock Option Agreement
               (previously filed as Exhibit 10(aa) to CCA's Annual Report on
               Form 10-K (Commission File no. 0-15719), filed with the
               Commission on March 31, 1987 and incorporated herein by reference).

10.116         Third Amendment to CCA's Stock Option Plan, dated as of March 18,
               1988 (previously filed as Exhibit B to CCA's definitive Proxy
               Statement relating to CCA's 1988 Annual Meeting of Shareholders
               (Commission File no. 0-15719), filed with the Commission on April
               29, 1988 and incorporated herein by reference).

10.117 CCA's 1989 Stock Bonus Plan (previously filed as Exhibit 10(zz) to CCA's Annual Report on Form 10-K (Commission File no.
               0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).




10.118 First Amendment to CCA's 1988 Flexible Stock Option Plan, dated as of June 8, 1989 (previously filed as Exhibit 10(mmm) to CCA's
               Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).

10.119 First Amendment to CCAs Non-Qualified Stock Option Plan, dated as of June 8, 1989 (previously filed as Exhibit 10(nnn) to CCA's
               Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).

10.120 Amended and Restated Employee Stock Ownership Plan (previously filed as Exhibit 10(iiii) to CCA's Annual Report on Form 10-K
               (Commission File no. 0-15719), filed with the Commission on March
               30, 1992 and incorporated herein by reference).

10.121 CCA's Non-Employee Director Stock Option Plan (previously filed as Exhibit 10(yyyy) to CCA's Annual Report on Form 10-K
               (Commission File no. 0-15719), filed with the Commission on March
               31, 1994 and incorporated herein by reference).

10.122 First Amendment to CCA's 1991 Flexible Stock Option Plan, dated as of March 11, 1994 (previously filed as Exhibit 10.102 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13049), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10.123         Amendments to the Amended and Restated CCA Employee Stock
               Ownership Plan, dated as of June 3, 1994 (previously filed as
               Exhibit 10.109 to CCA's Annual Report on Form 10-K (Commission
               File no. 1-13049), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10.124         Amended and Restated CCA 1989 Stock Bonus Plan, dated as of
               February 20, 1995 (previously filed as Exhibit 10.138 to CCA's
               Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10.125         CCA's 1995 Employee Stock Incentive Plan, effective as of March
               20, 1995 (previously filed as Exhibit 4.3 to CCA's Registration
               Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by reference).

10.126         First Amendment to Amended and Restated CCA 1989 Stock Bonus
               Plan, dated as of November 3, 1995 (previously filed as Exhibit
               10.153 to CCA's Annual Report on Form 10-K (Commission File no.
               1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.127         Option Agreement, dated March 31, 1997, by and between CCA and
               Joseph F. Johnson, Jr. relating to the grant of an option to purchase 80,000 shares of CCA Common Stock (previously filed as Appendix B to CCA's definitive Proxy Statement relating to CCA's
               1998 Annual Meeting of Shareholders (Commission File no.
               0-15719), filed with the Commission on March 31, 1998 and incorporated herein by reference).

10.128 CCA's Non-Employee Directors' Compensation Plan (previously filed as Appendix A to CCA's definitive Proxy Statement relating to CCA's 1998 Annual Meeting of Shareholders (Commission File no.
               0-15719), filed with the Commission on March 31, 1998 and incorporated herein by reference).

21*            Subsidiaries of the Company.

23.1*          Consent of Arthur Andersen LLP with respect to the Company.

23.2*          Consent of Arthur Andersen LLP with respect to Operating Company.

24             Powers of Attorney (included on signature pages).

27.1*          Financial Data Schedule (for SEC use only).

27.2*          Restated Financial Data Schedule (for SEC use only).