Form 10-Q
period 1999-03-31
PRISON REALTY CORP
filed 1999-05-14
CIK 1070985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-25245

                           PRISON REALTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                    62-1763875
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

          10 BURTON HILLS BLVD., SUITE 100, NASHVILLE, TENNESSEE 37215
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (615) 263-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           PRISON REALTY CORPORATION
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

(Outstanding shares of the issuer's common stock, $0.01 par value per share, as of May 10, 1999)

                                  117,072,792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PRISON REALTY TRUST, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
  a)     Condensed Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.......................................      2
  b)     Condensed Consolidated Statements of Income for the three
         months ended March 31, 1999 and 1998........................      4
  c)     Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and 1998..................      5
  d)     Notes to Condensed Consolidated Financial Statements........      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     16
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     28

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     29
Item 2.  Changes in Securities and Use of Proceeds...................     29
Item 3.  Defaults Upon Senior Securities.............................     29
Item 4.  Submission of Matters to a Vote of Security Holders.........     29
Item 5.  Other Information...........................................     29
Item 6.  Exhibits and Reports on Form 8-K............................     29

SIGNATURE............................................................     30

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

                           PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,     DECEMBER 31,
                                                          1999            1998
                                                       -----------    ------------
                                                       (UNAUDITED)
ASSETS
Real estate properties, at cost:
  Correctional and detention facilities..............  $2,031,019      $  637,640
  Less accumulated depreciation......................     (19,192)        (10,251)
                                                       ----------      ----------
     Net real estate properties......................   2,011,827         627,389
Cash and cash equivalents............................      11,324          31,141
Restricted cash......................................      91,581              --
Notes receivable.....................................     138,549         138,549
Investments in affiliates and others.................     132,703         127,691
Investments in direct financing leases...............      76,644          77,809
Deferred tax assets..................................          --          51,200
Amounts under lease arrangements.....................       6,437              --
Receivable from New CCA..............................       6,227              --
Other assets.........................................      19,153          36,658
                                                       ----------      ----------
     Total assets....................................  $2,494,445      $1,090,437
                                                       ==========      ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                  (Continued)

                           PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (CONTINUED)

                                                        MARCH 31,     DECEMBER 31,
                                                          1999            1998
                                                       -----------    ------------
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Distributions payable..............................  $  221,505      $       --
  Bank credit facility...............................     620,000         222,000
  Convertible subordinated notes and other debt......      70,780          77,833
  Accounts payable and accrued expenses..............     107,656          81,200
  Income taxes payable...............................       8,197          14,966
  Deferred gains on real estate transactions.........          --         125,751
  Deferred gains on sales of contracts...............     112,889         116,701
  Deferred tax liability.............................      32,000              --
                                                       ----------      ----------
     Total liabilities...............................   1,173,027         638,451
                                                       ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock , $.01 par value; 10,000 shares
     authorized; 4,300 and 0 outstanding,............          43              --
  Common stock, $.01 par value; 300,000 shares
     authorized, 114,391 and 79,956 shares issued and
     outstanding,....................................       1,144             800
  Additional paid-in capital.........................   1,323,959         398,493
  Retained earnings..................................          --          52,693
  Cumulative net income..............................      60,595              --
  Accumulated distributions..........................     (64,323)             --
                                                       ----------      ----------
     Total stockholders' equity......................   1,321,418         451,986
                                                       ----------      ----------
     Total liabilities and stockholders' equity......  $2,494,445      $1,090,437
                                                       ==========      ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           PRISON REALTY TRUST, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (SEE NOTE 3)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1999        1998
                                                           --------    --------
REVENUES:
  Rental revenues........................................  $ 63,640    $     --
  Interest income........................................     6,214          --
  Licensing fees.........................................     2,132          --
  Management and other revenues..........................        --     141,298
                                                           --------    --------
                                                             71,986     141,298
                                                           --------    --------
EXPENSES:
  Depreciation and amortization..........................     9,917       3,388
  General and administrative.............................       882       4,953
  Operating..............................................        --      99,719
  Lease..................................................        --      11,095
                                                           --------    --------
                                                             10,799     119,155
                                                           --------    --------
OPERATING INCOME.........................................    61,187      22,143
Equity in earnings of subsidiaries and amortization of
  deferred gains.........................................     7,681          --
Interest expense.........................................    (8,273)     (6,024)
Interest income..........................................        --       8,815
                                                           --------    --------
INCOME BEFORE INCOME TAXES...............................    60,595      24,934
Provision for change in tax status.......................    83,200          --
Provision for income taxes...............................        --       6,491
                                                           --------    --------
NET INCOME (LOSS)........................................   (22,605)     18,443
DIVIDENDS TO PREFERRED SHAREHOLDERS......................    (2,150)         --
                                                           --------    --------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES............  $(24,755)   $ 18,443
                                                           ========    ========
NET INCOME (LOSS) AVAILABLE PER COMMON SHARE:
  Basic..................................................  $  (0.23)   $   0.27
                                                           ========    ========
  Diluted................................................  $  (0.23)   $   0.23
                                                           ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC........   107,282      69,552
                                                           ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED......   107,282      79,132
                                                           ========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                            1999         1998
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................  $ (22,605)   $ 18,443
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................      9,917       3,388
  Provision for change in tax status....................     83,200          --
  Deferred and other noncash income taxes...............         --       2,612
  Other noncash items...................................         --         122
  Equity in earnings of unconsolidated entities.........     (5,012)       (350)
  Recognized gain on sales of contracts.................     (2,669)         --
  Recognized gain on real estate transactions...........         --      (3,251)
  Changes in assets and liabilities, net of acquisitions
     and divestitures:
     Accounts receivable................................     (1,314)     (9,334)
     Prepaid expenses...................................       (398)        542
     Other current assets...............................     (6,754)       (646)
     Accounts payable...................................     (1,641)    (12,411)
     Income taxes payable...............................     (6,769)     (9,520)
     Accrued expenses and other liabilities.............      3,604         315
                                                          ---------    --------
       Net cash provided by (used in) operating
          activities....................................     49,559     (10,090)
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment.....................   (169,958)    (69,918)
Increase in restricted cash and investments.............    (74,393)         --
Cash acquired in purchase of CCA Prison Realty Trust....     21,894          --
Increase in other assets................................     (3,937)     (2,697)
Proceeds from disposals of assets.......................         --      36,132
Payments received on direct financing leases and notes
  receivable............................................      1,165       1,257
                                                          ---------    --------
       Net cash used in investing activities............   (225,229)    (35,226)
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt................     40,000          --
Payments on long-term debt..............................        (53)        (11)
Proceeds from line of credit, net.......................    118,400      40,000
Payment of debt issuance costs..........................     (7,366)         --
Proceeds from issuance of common stock..................     74,840          --
Distributions paid on common shares.....................    (67,818)         --
Distributions paid on preferred shares..................     (2,150)         --
Proceeds from exercise of stock options and warrants....         --         727
Purchase of treasury stock..............................         --      (7,600)
                                                          ---------    --------
       Net cash provided by financing activities........    155,853      33,116
                                                          ---------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............    (19,817)    (12,200)
CASH AND CASH EQUIVALENTS, beginning of year............     31,141     136,147
                                                          ---------    --------
CASH AND CASH EQUIVALENTS, end of year..................  $  11,324    $123,947
                                                          =========    ========

                                  (Continued)

                           PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)................  $        --    $    167
                                                         ===========    ========
  Income taxes.........................................  $     6,769    $ 13,403
                                                         ===========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES - INCREASES (DECREASES) TO CASH:
Long-term debt was converted into common stock:
  Other assets.........................................  $     1,161    $      5
  Long-term debt.......................................      (47,000)     (1,400)
  Common stock.........................................           50          51
  Additional paid-in capital...........................       45,789          32
  Treasury stock.......................................           --      32,812
  Retained earnings....................................           --     (31,500)
                                                         -----------    --------
                                                         $        --    $     --
                                                         ===========    ========
The Company acquired treasury stock and issued common
  stock through the exercise of stock options:
  Common stock.........................................  $        --    $    374
  Additional paid-in capital...........................           --       3,073
  Retained earnings....................................           --        (114)
  Treasury stock, at cost..............................           --      (3,333)
                                                         -----------    --------
                                                         $        --    $     --
                                                         ===========    ========
The Company acquired CCA Prison Realty Trust's assets
  and liabilities for stock:
  Restricted cash......................................  $   (17,188)   $     --
  Property and equipment...............................   (1,323,100)         --
  Other assets.........................................       (9,496)         --
  Accounts payable and accrued expenses................       29,248          --
  Line of credit.......................................      279,600          --
  Distributions payable................................        2,150          --
  Common stock.........................................          253          --
  Preferred stock......................................           43          --
  Additional paid-in capital...........................    1,081,161          --
  Retained earnings....................................       43,817          --
  Accumulated distributions............................      (64,594)         --
                                                         -----------    --------
       Net cash acquired...............................  $    21,894    $     --
                                                         ===========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  ORGANIZATION AND OPERATIONS

BACKGROUND AND FORMATION TRANSACTIONS

Prison Realty Trust, Inc., formerly Prison Realty Corporation, a Maryland corporation (the "Company"), was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Prison Realty"), merged with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "Merger"), pursuant to an Amended and Restated Agreement and Plan of Merger by and among Old CCA, Prison Realty and the Company, dated as of September 29, 1998 (the "Merger Agreement"). In the Merger, Old CCA shareholders received 0.875 share of common stock of the Company, $0.01 par value per share, in exchange for each share of Old CCA common stock, $1.00 par value per share. Prison Realty's common and preferred shareholders received one share of the Company's common or preferred stock for each Prison Realty common or preferred share held by them prior to the Merger.

The Merger was legally structured as a common control transfer from Old CCA and Prison Realty to the Company. For accounting purposes, the Merger has been accounted for as a reverse acquisition of the Company by Old CCA and the acquisition of Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost and the provisions of reverse accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. The historical equity sections of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16.

OPERATIONS

Prior to the Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Subsequent to the Merger, the Company specializes in acquiring, developing and owning correctional and detention facilities. The Company intends to operate so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes and intends to elect to qualify as a REIT commencing with its taxable year ending December 31, 1999.

The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA and the results of operations subsequent to January 1, 1999 reflect the operating results of the Company as a REIT. The accompanying unaudited condensed consolidated financial statements compare the operating results of the Company for the three months ended March 31, 1999 to the three months ended March 31, 1998. Management believes the comparison between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA and the 1999 results of operations reflect the operating results of the Company as a REIT.

                           PRISON REALTY TRUST, INC.

The following unaudited pro forma operating information presents a summary of comparable consolidated results of combined operations as a REIT of the Company and Prison Realty for the three months ended March 31, 1998, as if the Merger had occurred as of January 1, 1998 and excluding the effect of any provision for the change in tax status. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Merger, in fact, occurred on January 1, 1998.

                                                             PRO FORMA
                                                            THREE MONTHS
                                                               ENDED
                                                           MARCH 31, 1998
                                                           --------------
                                                            (AMOUNTS IN
                                                             THOUSANDS)
Revenues.................................................     $54,746
Operating income.........................................      44,850
Net income available to common shareholders..............      40,016
Net income per common share:
  Basic..................................................     $  0.44
  Diluted................................................        0.40

2.  MERGER TRANSACTIONS AND RELATED CONTRACTUAL RELATIONSHIPS

On December 31, 1998, immediately prior to the Merger, Old CCA sold to Corrections Corporation of America, formerly Correctional Management Services Corporation, a privately-held Tennessee corporation formed in connection with the Merger ("New CCA"), all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into a trade name use agreement as described below. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of New CCA, representing a 9.5% economic interest in New CCA valued at the implied fair market value of $4.8 million. The CCA Note has a term of 10 years and bears interest at a rate of 12% per annum. Interest only is generally payable for the first four years of the CCA Note, and the principal will be amortized over the following six years. The sale to New CCA generated a deferred gain of $62.2 million. In accordance with the installment method of gain recognition as specified by the Securities and Exchange Commission's Staff Accounting Bulletin No. 81, the deferred gain from the above described sale to New CCA will be amortized into income over the six year period in which principal payments on the Note are received. The Company's investment in New CCA is being accounted for under the cost method of accounting.

On December 31, 1998, immediately prior to the Merger and in connection with the transaction described above, Old CCA entered into a trade name use agreement with New CCA (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of ten years, Old CCA granted to New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms

                           PRISON REALTY TRUST, INC.

and conditions therein. In consideration for such right, New CCA agreed to pay a fee equal to (i) 2.75% of the gross revenues of New CCA for the first three years of the Trade Name Use Agreement, (ii) 3.25% of New CCA's gross revenues for the following two years of the Trade Name Use Agreement, and (iii) 3.625% of New CCA's gross revenues for the remaining term of the Trade Name Use Agreement, provided that the amount of such fee may not exceed (a) 2.75% of the gross revenues of the Company for the first three years of the Trade Name Use Agreement, (b) 3.5% of the Company's gross revenues for the following two years of the Trade Name Use Agreement, and (c) 3.875% of the Company's gross revenues for the remaining term of the Trade Name Use Agreement. The Company succeeded to Old CCA's interest in the Trade Name Use Agreement as a result of the Merger.

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to Prison Management Services, LLC, a privately-held Delaware limited liability company formed in connection with the Merger ("PMS"), certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interest in PMS which interest obligates PMS to make distributions to Old CCA equal to 95% of its net income, as defined, and is valued at the implied fair market value of $67.1 million. The Company succeeded to this interest as a result of the Merger, and the Company's interest in PMS is included in "Investments in affiliates and others" in the accompanying balance sheet. The sale to PMS generated a deferred gain of $35.4 million. On January 1, 1999, PMS merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("Service Company A").

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to a privately-held Delaware limited liability company formed in connection with the Merger, Juvenile and Jail Facility Management Services, LLC ("JJFMS"), certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interest in JJFMS which interest obligates JJFMS to make distributions to Old CCA equal to 95% of its net income, as defined, and is valued at the implied fair market value of $55.9 million. The Company succeeded to this interest as a result of the Merger and the Company's interest in JJFMS is included in "Investments in affiliates and others" in the accompanying balance sheet. The sale to JJFMS generated a deferred gain of $18.0 million. On January 1, 1999, JJFMS merged with Juvenile and Jail Facility Management Services, Inc., a privately-held Tennessee corporation ("Service Company B," and collectively with Service Company A, the "Service Companies").

The deferred gains from the sales of contracts to the Service Companies will be amortized into income over a five year period which represents the average remaining lives of the contracts sold plus any contractual renewal options as specified by the Securities and Exchange Commission's Staff Accounting Bulletin No. 81. The Company's investments in the Service Companies will be accounted for under the equity method of accounting.

On January 1, 1999, immediately after the Merger, all existing leases between Old CCA and Prison Realty were cancelled and the Company entered into a master lease agreement and leases with respect to each leased property with New CCA (the "New CCA Leases"). The terms of the New CCA Leases are twelve years which may be extended at

                           PRISON REALTY TRUST, INC.

fair market rates for three additional five-year periods upon the mutual agreement of the Company and New CCA. The payments required under the lease arrangements in the first quarter were approximately $61.0 million.

Effective January 1, 1999, the Company and New CCA entered into a Right to Purchase Agreement (the "Right to Purchase Agreement") pursuant to which New CCA granted to the Company the right to acquire, and leaseback to New CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by New CCA in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and New CCA. Additionally, New CCA granted the Company the right of first refusal to acquire any New CCA-owned correctional or detention facility should New CCA receive an acceptable third party offer to acquire any such facility.

On January 1, 1999, immediately after the Merger, the Company entered into a services agreement (the "Services Agreement") with New CCA pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA will perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of such services by New CCA, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee referred to herein) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company.

On January 1, 1999, immediately after the Merger, the Company entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with New CCA pursuant to which the Company agreed to pay to New CCA an incentive fee to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the incentive fee was set at $840 per bed for each facility leased by New CCA for which New CCA served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by New CCA. Therefore, on May 4, 1999, the Company and New CCA entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. The term of the Amended and

                           PRISON REALTY TRUST, INC.

Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and New CCA. The incentive fees with New CCA are being deferred and amortized as a reduction to rental revenues over the respective lease term.

Effective January 1, 1999, the Company entered into a business development agreement (the "Business Development Agreement") with New CCA which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Such services include, but are not limited to, marketing and other business development services designed to increase awareness of the Company and the facility development and construction services it offers, identifying potential facility sites and pursing all applicable zoning approvals related thereto, identifying potential tenants for the Company's facilities and negotiating agreements related to the acquisition of new facility management contracts for the Company's tenants. Pursuant to the Business Development Agreement, the Company will also reimburse New CCA for expenses related to third-party entities providing government and community relations services to New CCA in connection with the provision of the business development services described above. In consideration for New CCA's performance of the business development services, and in order to reimburse New CCA for the third-party government and community relations expenses described above, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services. The term of the Business Development Agreement is four years unless extended upon the written agreement of the Company and New CCA.

3.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries subsequent to the Merger, including Prison Realty Management, Inc., a Tennessee corporation and wholly-owned management subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 0-25245), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company. Since prior to the Merger Prison Realty had

                           PRISON REALTY TRUST, INC.

operated so as to qualify as a REIT, the Company has adopted certain significant accounting policies of Prison Realty. Reference is made to the audited financial statements of Prison Realty included in Prison Realty's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 1-13049), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of Prison Realty.

4.  REAL ESTATE PROPERTIES

As discussed previously, pursuant to the Merger, the Company acquired all of the assets and liabilities of Prison Realty on January 1, 1999, including 23 leased facilities and one real estate property under construction. The real estate properties acquired by the Company in conjunction with the acquisition of Prison Realty have been recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16.

At March 31, 1999, the Company owned 47 correctional and detention facilities, nine of which were under construction or development, with a total aggregate cost of $2.0 billion. At March 31, 1999, New CCA leased 30 facilities from the Company, governmental agencies leased five facilities from the Company, and private operators leased three facilities from the Company. Currently, the Company owns 50 facilities, eleven of which are under construction. The Company expects to lease ten of the facilities under development to New CCA.

In April 1999, the Company purchased the Eden Detention Center in Eden, Texas for $28.0 million. The facility has a design capacity of 1,225 beds and is leased to and managed by New CCA.

5.  LONG TERM DEBT

On January 1, 1999, in connection with the completion of the Merger, the Company obtained a $650.0 million, secured credit facility (the "Credit Facility") pursuant to the terms of a credit agreement which replaced credit facilities obtained prior to the Merger by each of Old CCA and Prison Realty. The Credit Facility includes up to a maximum of $250.0 million in term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees, and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by mortgages on the Company's real property. At March 31, 1999, the weighted average borrowing rate under the Credit Facility was 7.92% and the outstanding borrowings thereunder were $620.0 million.

Borrowings under the Credit Facility are limited based on a borrowing base formula which considers, among other things, eligible real estate. The Credit Facility contains certain financial covenants, primarily: (a) maintenance of a leverage, interest coverage, debt service coverage and total indebtedness ratios, and (b) restrictions on the incurrence of additional indebtedness. The Company is in compliance with all covenants under the Credit Facility.

                           PRISON REALTY TRUST, INC.

On April 26, 1999, the Company received a commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. with respect to an amendment and restatement of the Credit Facility increasing amounts available to the Company under the Credit Facility to $1.0 billion through the addition of a $350.0 million delayed-draw term loan facility. The Company expects to amend and restate the Credit Facility during the second quarter of 1999.

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes to an outside party. The notes bear interest at 9.5% and are convertible into shares of the Company's common stock at a conversion price of $28.00 per share.

On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho Alliance, S.A. ("Sodexho") pursuant to a forward contract assumed by the Company from Old CCA in the Merger. The note bore interest at LIBOR plus 1.35% and was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted
(i) $7.0 million of convertible subordinated notes bearing interest at 8.5% into
1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) $20.0 million of convertible notes bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 and
(iii) $20.0 million of convertible subordinated notes bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

6.  DISTRIBUTIONS TO STOCKHOLDERS

On March 4, 1999, the Company's Board of Directors declared a distribution of $0.60 per share on the Company's common stock, comprised of a regular quarterly dividend of $0.55 per share and a special dividend of $0.05 per share for the quarter ended March 31, 1999, to common stockholders of record on March 19, 1999, payable on March 31, 1999. These distributions were paid on March 31, 1999. In addition, the Board of Directors declared a quarterly dividend on the Company's 8.0% Series A Cumulative Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 1999, payable on April 15, 1999. These dividends were paid on April 15, 1999.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, to preserve its REIT status, the Company will distribute Old CCA's accumulated earnings and profits to which it succeeded in the Merger. The Company anticipates that it will make this distribution to all holders of shares of its common stock in December 1999. This total distribution is estimated at $225.0 million and has been accrued on the Company's balance sheet at March 31, 1999 net of a quarterly prepayment of $.05 per share and aggregating $5.6 million, which was paid out on March 31, 1999.

7.  EARNINGS PER SHARE

SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share are

                           PRISON REALTY TRUST, INC.

measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. The results of operations for the three months ended March 31, 1999 was a net loss; therefore, the diluted earnings per share was equal to the basic earnings per share.

8.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the three months ended March 31, 1999.

9.  RELATIONSHIP WITH CORRECTIONS CORPORATION OF AMERICA

New CCA is a private prison management company which operates and manages certain facilities owned by the Company. As of March 31, 1999, New CCA leased 30 of the 38 operating facilities owned by the Company. For the quarter ending March 31, 1999, the Company recognized rental revenue from New CCA of $61.2 million. During the quarter, the Company provided tenant incentive fees of $6.6 million which are being amortized over the life of the leases. The amount of unamortized incentives pursuant to the Tenant Incentive Agreement, as of March 31, 1999 is $6.4 million. On May 4, 1999, the Company and New CCA entered into the Amended and Restated Tenant Incentive Agreement, effective as of January 1, 1999, providing for (i) an increase in the applicable tenant incentive fee up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The Company recognized interest income of $4.1 million on the installment note in the principal amount of $137.0 million from New CCA. The interest is due from New CCA by December 31, 1999. The Company recognized $2.1 million in licensing fee revenues from New CCA for the use of the name "Corrections Corporation of America". The license fee was received from New CCA in April 1999.

The Company has entered into certain agreements with New CCA, which provide for the Company to pay fees to New CCA for services rendered to the Company, including: (i) obtaining new construction projects (4.5% of expected project expenditures) and (ii) facilitating the construction and development of facilities (up to 10% of actual construction expenditures). For the quarter ending March 31, 1999, the Company has paid $12.8 million and accrued $7.1 million to New CCA under these construction and development arrangements.

                           PRISON REALTY TRUST, INC.

The following unaudited operating information presents a summary of New CCA's results of operations for the quarter ending March 31, 1999:

Revenues....................................................  $116,492
Net loss....................................................   (25,642)
Deferred revenue during the quarter.........................    20,272
Cash flows used in operating activities.....................  $  5,611
Cash flows used in investing activities.....................     1,013
Cash flows used in financing activities.....................     1,517
Net decrease in cash for the quarter ended March 31, 1999...     8,141

The following unaudited balance sheet information presents a summary of New CCA's financial position as of March 31, 1999:

Current assets..............................................  $ 95,869
Total assets................................................   213,333
Current liabilities.........................................    60,156
Total liabilities...........................................   217,428
Stockholders' equity........................................    (4,095)

New CCA has no debt outstanding as of March 31, 1999 other than its note payable to the Company.

10.  RELATIONSHIP WITH UNCONSOLIDATED SUBSIDIARIES

The Company owns 100% of the non-voting stock of the Service Companies, which manage certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. On a quarterly basis, the Company receives 95% of the net income, as defined, of each Service Company through ownership of the non-voting stock.

The following unaudited operating information presents a combined summary of the Service Companies' results of operations for the quarter ending March 31, 1999:

Revenues....................................................  $69,082
Net income..................................................    5,276
Total dividends accrued.....................................    7,733
Company share of dividends accrued..........................    7,681

The following unaudited balance sheet information presents a combined summary of the Service Companies' financial position as of March 31, 1999:

Current assets..............................................  $ 61,464
Total assets................................................   160,783
Current liabilities.........................................    30,512
Total liabilities...........................................    32,030
Stockholders' equity........................................   128,753

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes", "estimates", "expects", "intends", "plans", "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates and general economic conditions. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 30, 1999 (File No. 0-25245). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW.

The Company was formed in September 1998 and commenced operations on January 1, 1999 after completion of the Merger. On December 31, 1998, immediately prior to the Merger, and in connection with the Merger, Old CCA sold to New CCA all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into the Trade Name Use Agreement, as described below. In exchange, Old CCA received the CCA Note in the principal amount of $137.0 million and 100% of the non-voting common stock of New CCA, representing a 9.5% economic interest. The CCA Note has a term of 10 years and bears interest at a rate of 12% per annum.

On December 31, 1998, immediately prior to the Merger and in connection with the transaction described above, Old CCA entered into the Trade Name Use Agreement. Under the Trade Name Use Agreement, Old CCA granted to New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. In consideration for such right, New CCA agreed to pay a fee equal to (i) 2.75% of the gross revenues of New CCA for the first three years of the Trade Name Use Agreement, (ii) 3.25% of New CCA's gross revenues for the following two years of the Trade Name Use Agreement, and
(iii) 3.625% of New CCA's gross revenues for the remaining term of the Trade Name Use Agreement, provided that the amount of such fee may not exceed (a) 2.75% of the gross revenues of the Company for the first three years of the Trade Name Use Agreement, (b) 3.5% of the Company's gross revenues for the following two years of the Trade Name Use Agreement, and (c) 3.875% of the Company's gross revenues for the remaining term of the Trade Name

Use Agreement. The Company succeeded to Old CCA's interest in the Trade Name Use Agreement as a result of the Merger.

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to PMS certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interest in PMS which interest obligates PMS to make distributions to Old CCA equal to 95% of its net income, as defined, and is valued at the implied fair market value of $67.1 million. The Company succeeded to this interest as a result of the Merger, and the Company's interest in PMS is included in "Investments in affiliates and others" in the accompanying balance sheet. On January 1, 1999, PMS merged with Service Company A.

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to JJFMS certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities managed by Old CCA, as well as all of the issued and outstanding capital stock of Old CCA constituting its international operations. In exchange, Old CCA received 100% of the non-voting membership interest in JJFMS which interest obligates JJFMS to make distributions to Old CCA equal to 95% of its net income, as defined, and is valued at the implied fair market value of $55.9 million. The Company succeeded to this interest as a result of the Merger, and the Company's interest in JJFMS is included in "Investments in affiliates and others" in the accompanying balance sheet. On January 1, 1999, JJFMS merged with Service Company B.

The Merger was legally structured as a common control transfer from Old CCA and Prison Realty to the Company. For accounting purposes, the Merger has been accounted for as a reverse acquisition of the Company by Old CCA and the acquisition of Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost and Old CCA's historical financial statements are presented as the continuing accounting entity's historical financial statements.

The Company's principal business strategy is to design, build and finance new correctional and detention facilities and to lease these facilities under long-term "triple net" leases to government entities and qualified private prison managers, as well to expand its existing facilities. In addition, the Company acquires existing facilities meeting certain investment criteria from government and private prison owners.

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities, (ii) dividends from investments in the non-voting stock of certain subsidiaries, (iii) interest income on the CCA Note, and (iv) license fees earned under the Trade Name Use Agreement. New CCA currently leases 31 of the Company's 39 operating facilities pursuant to the New CCA Leases and is the Company's primary tenant.

As New CCA is the lessee of a substantial majority of the Company's facilities, the Company is dependent for its rental revenues upon New CCA's ability to make the lease payments required under the New CCA Leases for such facilities. New CCA's obligation to make payments under the New CCA Leases is not secured by any of the assets of New CCA, although the obligations under the New CCA Leases are cross-defaulted so that the Company could terminate all the leases if New CCA fails to make required lease payments. If this were to happen, however, the Company would be required to renegotiate existing leases or incentive fee arrangements, to find other suitable lessees or to risk losing its ability to elect or maintain REIT status, as applicable. New CCA experienced a net loss of $25.6 million and used $5.6 million of cash flow in operating activities for the first quarter of 1999. Total cash used in all activities in the quarter by New CCA was $8.1 million. In monitoring the ability of New CCA to satisfy its obligations under the lease agreements, the Company reviews on a quarterly basis
(i) the net increase or decrease in cash of New CCA, (ii) the amount of available cash of New CCA and (iii) the amount of outstanding borrowings under New CCA's credit facility. On this basis, the Company believes that New CCA has sufficient assets and borrowing capacity to enable it to satisfy its obligations under such lease agreements at this time; however, there can be no assurance that New CCA will have such assets, borrowing capacity or income in the future. A delay in payments from New CCA would likely require the Company to borrow funds in order to continue its dividend policy. Moreover, while the Company has leases with tenants other than New CCA, there can be no assurance that the Company will be successful in obtaining lease agreements with lessees other than New CCA to an extent such that the Company is not dependent on New CCA as the primary source of its revenues. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable replacement lessees or to attract such lessees, and may, therefore, be required to provide additional tenant incentives or reduce the amounts to be received by the Company under its lease agreements. The Company will continue to monitor the performance of New CCA, and, to the extent New CCA's financial performance exceeds expectations, the Company will attempt to modify its contractual relationships with New CCA to make them more favorable to the Company.

The Company, together with its wholly owned management subsidiary, Prison Realty Management, Inc., incurs operating and administrative expenses including, principally, compensation expenses for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does procure property related services from New CCA and engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company has made distributions to its stockholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

RESULTS OF OPERATIONS.

The Company commenced operations on January 1, 1999 as a result of the Merger. The Merger was accounted for as a reverse acquisition of the Company by Old CCA and the purchase of Prison Realty by the Company. As such, Old CCA was treated as the acquiring company and Prison Realty was treated as the acquired company for financial reporting purposes. The provisions of purchase method of accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. Management believes that comparison of financial results between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA and the 1999 results of operations reflect the operating results of the Company as a REIT. To provide a more reasonable prior period comparison, the following table presents the results of operations of the Company for the three months ending March 31, 1999 and the pro forma results of operations of the Company for the three months ending March 31, 1998 as if the Merger had occurred on January 1, 1998.

                                                                        PRO FORMA
                                                              1999         1998
                                                            --------    ----------
                                                            (AMOUNTS IN THOUSANDS)
REVENUES:
  Rental revenue..........................................  $63,640      $40,221
  Interest income.........................................    6,214       12,925
  Licensing fees..........................................    2,132        1,600
                                                            -------      -------
     Total Revenues.......................................   71,986       54,746
                                                            -------      -------
EXPENSES:
  Depreciation and amortization...........................    9,917        9,021
  General and administrative..............................      882          875
                                                            -------      -------
     Total Expenses.......................................   10,799        9,896
                                                            -------      -------
OPERATING INCOME..........................................   61,187       44,850
Equity in earnings of subsidiaries and amortization of
  deferred gains..........................................    7,681        5,025
Interest expense..........................................   (8,273)      (8,440)
                                                            -------      -------
INCOME BEFORE TAX EFFECTS AND DIVIDENDS TO PREFERRED
  SHAREHOLDERS............................................  $60,595      $41,435
                                                            =======      =======

RENTAL REVENUES -- For the three months ended March 31, 1999, rental revenues were $63.6 million and were generated from the leasing of correctional and detention facilities. The Company began leasing one new facility in February 1999 in addition to the 37 facilities which were previously leased for the three months ended March 31, 1999.

INTEREST INCOME -- For the three months ended March 31, 1999, interest income was $6.2 million. The $137.0 million CCA Note bears interest at 12% and generated $4.1 million in interest income for the three months ended March 31, 1999. The remaining $2.1 million was a result of interest earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

LICENSING FEES -- For the three months ended March 31, 1999, licensing fees were $2.1 million. The licensing fees were earned as a result of the Trade Name Use Agreement which granted New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of New CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

DEPRECIATION EXPENSE -- For the three months ended March 31, 1999, depreciation expense was $9.9 million. Depreciation expense as a percentage of rental revenues for the three months ended March 31, 1999 was 16%. The Company uses the straight-line depreciation method over the 50 and 5 year lives of buildings and machinery and equipment, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES -- For the three months ended March 31, 1999, general and administrative expenses were $0.9 million. General and administrative expenses were 1.2% of total revenues for the three months ended March 31, 1999. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs.

EQUITY IN EARNINGS OF SUBSIDIARIES AND AMORTIZATION OF DEFERRED GAINS -- For the three months ended March 31, 1999, equity in earnings of subsidiaries and amortization of deferred gains were $7.7 million. The equity in earnings of the Service Companies was $5.0 million for the three months ended March 31, 1999. The amortization of the deferred gain on the sales of contracts to the Service Companies was $2.7 million for the three months ended March 31, 1999.

INTEREST EXPENSE -- For the three months ended March 31, 1999, interest expense was $8.3 million. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility, including amortization of loan costs. Interest expense is reported net of capitalized interest on construction in progress of $7.1 million.

CHANGE IN TAX STATUS -- In connection with the Merger, the Company intends to change its tax status from a C-Corporation to a REIT effective January 1, 1999. As of December 31, 1998, the Company's balance sheet reflected $51.2 million in deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, the Company was required to provide a provision for these deferred tax assets, excluding any tax liabilities required for subsequent periods, upon completion of the Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's growth strategy includes acquiring, developing and expanding correctional and detention facilities as well as other properties. The Company expects that it generally will not be able to fund its growth with cash from its operating activities because the Company will be required to distribute to its stockholders at least 95% of its taxable income each year to qualify as a REIT. Consequently, the Company will be required to rely primarily upon the availability of debt or equity capital to fund the construction and acquisitions of and improvements to correctional and detention facilities.

On January 1, 1999, the Company obtained the Credit Facility pursuant to the terms of the Credit Agreement, dated as of January 1, 1999, by and among the Company and certain of its subsidiaries and NationsBank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. as Documentation Agent, and the Bank of Nova Scotia, as

Syndication Agent. Lehman Commercial Paper Inc. is expected to replace NationsBank, N.A. as Administrative Agent under the Credit Facility. The Credit Facility replaced credit facilities obtained prior to the Merger by each of Old CCA and Prison Realty. The Credit Facility includes up to a maximum of $250.0 million in term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees, and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by mortgages on the Company's real property. Borrowings under the Credit Facility are limited based on a borrowing base formula which considers, among other things, eligible real estate. The Credit Facility contains certain financial covenants, primarily: (a) maintenance of a leverage, interest coverage, debt service coverage and total indebtedness ratios, and (b) restrictions on the incurrence of additional indebtedness. At March 31, 1999 the weighted average borrowing rate was 7.92% and the outstanding borrowings were $620.0 million. The Company is in compliance with all covenants under the Credit Facility.

On April 26, 1999, the Company received a commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. with respect to an amendment and restatement of the Credit Facility increasing amounts available to the Company under the Credit Facility to $1.0 billion through the addition of a $350.0 million delayed draw term loan facility. The commitment includes customary representations and warranties, financial covenants and closing conditions, including the absence of a material adverse change with respect to the Company. The Company expects to amend and restate the Credit Facility during second quarter of 1999.

On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the Merger. Interest on the note was payable at LIBOR plus 1.35% and the note was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) $7.0 million of convertible subordinated notes bearing interest at 8.5% into 1.7 million shares of common stock at a conversion price of $4.09 per share, (ii) $20.0 million of convertible notes bearing interest at 7.5% into 700,000 shares of common stock at a conversion price of $28.53 and (iii) $20.0 million of convertible subordinated notes bearing interest at LIBOR plus 1.35% into 2.6 million shares of common stock at a conversion price of $7.80 per share.

In January 1999, the Company issued $20.0 million of convertible subordinated notes due in 2009 with interest payable semi-annually at 9.5%. The notes are convertible into shares of the Company's common stock at a conversion price of $28.00 per share. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December, 1998 under substantially similar terms.

On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). Proceeds from sales under the Shelf Registration Statement have been and will be used for general corporate purposes, including the acquisition and development of correction and detention facilities. During the three months ended March 31, 1999, the Company issued and sold approximately 4.0 million shares of its common stock under the

Shelf Registration Statement, resulting in net proceeds to the Company of approximately $75.4 million. Subsequent to March 31, 1999, and as of May 14, 1999, the Company issued and sold approximately 2.7 million shares of its common stock under the Shelf Registration Statement resulting in net proceeds to the Company of approximately $45.0 million.

The Company expects to meet its short-term liquidity requirements generally through cash provided by operations and borrowings under the Credit Facility. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to maintain its qualification as a REIT, including the payment of a portion of the one-time special dividend to pay out Old CCA's accumulated tax earnings and profits in 1999. It is expected that the remaining portion of the one-time special dividend will be funded by borrowings under the Credit Facility. The Company intends to use the net proceeds from the sale of the Senior Notes to repay outstanding indebtedness under the Credit Facility. There can be no assurance, however, that the Senior Notes will be sold. All facilities owned by the Company will be leased to third parties generally under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any significant expenses in connection with the facilities during the terms of the New Leases. The Company anticipates entering into similar leases with respect to all properties acquired in the future.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions (including fees for property related services and tenant incentives to New CCA) by borrowing under the Credit Facility and by issuing equity or debt securities in public or private transactions. For facilities to be owned by the Company and managed by governmental entities, the Company may elect to finance some or all of the total project cost through non-recourse long-term debt secured by the stream of lease payments. The Company anticipates that as a result of its initially low debt to total capitalization ratio and its intention to maintain a debt to total capitalization ratio of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, to preserve its REIT status, the Company will distribute Old CCA's accumulated earnings and profits to which it succeeded in the Merger. The Company expects to make this distribution to all holders of shares of its common stock in December 1999. This total distribution is estimated at $225.0 million and has been accrued on the Company's balance sheet at March 31, 1999 net of a quarterly prepayment of $.05 per share and aggregating $5.6 million, which was paid out on March 31, 1999.

Effective January 1, 1999, the Company and New CCA entered into the Business Development Agreement, which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Such services include, but are not limited to, marketing and other business development services designed to increase awareness of the Company and the facility development and construction services it offers, identifying potential facility sites and pursing all applicable zoning approvals related thereto, identifying potential tenants for the Company's facilities and negotiating agreements related to the acquisition of new facility management contracts for the Company's tenants. Pursuant to the Business Development Agreement, the Company will also reimburse New CCA for expenses related to third-party entities providing government and community relations services to New CCA in connection with the provision of the business development services described above. In consideration for New CCA's performance of the business development services pursuant to the Business Development Agreement, and in order to reimburse New CCA for the third-party government and community relations expenses described above, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee herein referred to) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services. The term of the agreement is four years unless extended upon written agreement of the Company or New CCA. For the quarter ended March 31, 1999, the Company paid New CCA business development fees of $8.6 million.

On January 1, 1999, immediately after the Merger, the Company entered into the Services Agreement with New CCA pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA agreed to perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of construction and development services by New CCA pursuant to the Services Agreement, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. For the quarter ended March 31, 1999, the Services Agreement fees were $12.1 million.

On January 1, 1999, immediately after the Merger, the Company entered into the Tenant Incentive Agreement with New CCA pursuant to which the Company agreed to pay to New CCA an incentive fee to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the incentive fee was set at $840 per bed for each facility leased by New CCA for which New CCA served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by New CCA. On May 4, 1999, the Company and New CCA entered into the Amended and Restated Tenant Incentive Agreement, effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and New CCA.

On May 7, 1999, the Company filed a registration statement on Form S-3 with the Commission seeking to register up to 10,000,000 shares of its common stock to be offered and sold under the Company's Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). Under the terms of the DRSPP, holders of the Company's common stock may automatically have dividends paid by the Company on such stock used to purchase shares of common stock at a discount from prevailing market prices. In addition, persons may make optional monthly cash purchases, not to generally exceed $5,000 per month, at a discount. The Company expects to implement the DRSPP during the second quarter of 1999.

The Company intends to raise funds in the public capital markets through the registration, issuance and sale, pursuant to the Shelf Registration Statement, of approximately $300.0 million of senior notes (the "Senior Notes"). Proceeds from this offering will be used to repay outstanding indebtedness under the Credit Facility. The Company expects to enter into an Underwriting Agreement with Lehman Brothers Inc. pursuant to which the Company will agree to sell to Lehman Brothers Inc., and Lehman Brothers Inc. will agree to purchase from the Company, all of the Senior Notes. The Company anticipates that Lehman Brothers Inc. will pay the Company the offering price of the Senior Notes less an underwriting discount. The Company intends to file a preliminary Prospectus Supplement to the prospectus on or about May 17, 1999, as required by the Commission pursuant to Rule 424(b) promulgated under the Securities Act.

YEAR 2000 COMPLIANCE.

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

The Company is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The Company's key information technology systems were Year 2000 compliant when acquired in the Merger. As such, the Company has incurred no expenses through March 31, 1999 and expects to incur no material costs in the future on Year 2000 remediation efforts.

Because New CCA is the lessee of a substantial majority of the Company's facilities, the Company may be vulnerable to New CCA's failure to remedy its Year 2000 issues. The failure of New CCA to remedy its Year 2000 problems could result in the delayed collection of lease payments by the Company, potentially resulting in liquidity stress. New CCA's Year 2000 compliance program is focused on addressing Year 2000 readiness in the following areas: (i) New CCA's information technology hardware and software; (ii) material non-information technology systems; (iii) Year 2000 compliance of third parties with which Operating Company has a material relationship; (iv) systems used to track and report assets not owned by New CCA (e.g. inmate funds and personal effects); and
(v) development of contingency plans.

New CCA has completed an initial assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include upgrades of New CCA's minicomputer hardware and critical financial applications. Based on this initial assessment and remediation efforts, New CCA believes that these key information technology systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. New CCA is in the process of evaluating the remaining noncritical information technology systems for Year 2000 compliance.

New CCA manages facilities it leases from the Company, and facilities owned by and leased from government entities. New CCA is currently evaluating whether the material non-information technology systems such as security control equipment, fire suppression equipment and other physical plant equipment at the facilities it leases from the Company are Year 2000 compliant. New CCA also intends to request that the owners of the government facilities it manages provide Year 2000 certification for material information technology and non-information technology systems at those facilities. All of New CCA's managed correctional facilities, as a part of general operating policy, have existing contingency plans that are deployed in the event key operational systems, such as security control equipment fail (e.g. when a power failure occurs). In addition, the correctional facilities' key security systems are "fail secure" systems which automatically "lock down" and are then operated manually should the related electronic components fail. Therefore, New CCA management believes no additional material risks associated with the physical operation of its correctional facilities are created as a result of potential Year 2000 issues.

New CCA depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include government agencies for which New CCA provides services, commercial banks and other lenders, construction contractors, architects and engineers, and vendors such as providers of food supplies and services, inmate medical services, telecommunications and utilities. New CCA has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. New CCA has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts. If third parties with whom New CCA interacts have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of construction contractors and architects and engineers, in the delayed construction of correctional facilities; (ii) in the case of vendors, in disruption of important services upon which New CCA depends, such as medical services, food services and supplies, telecommunications and electrical power, (iii) in the case of government agencies, in delayed collection of accounts receivable potentially resulting in liquidity stress, or (iv) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress.

New CCA is also evaluating Year 2000 compliance of other software applications used to track and report assets that are not the property of New CCA. This includes applications used to track and report inmate funds and the inmates' personal effects.

New CCA is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. New CCA management expects to have the contingency plan completed by mid-year 1999.

New CCA has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer systems' remediation and replacement and non-information technology systems' remediation and replacement (including validation) in order to achieve Year 2000 compliance. New CCA currently estimates that these costs will total approximately $4.0 million. Of this total, it is estimated that $2.5 million will be for the repair of software problems and $1.5 million will be for the replacement of problem systems and equipment. These costs are expensed as incurred. Management of New CCA believes there will be no material impact on New CCA's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.

The costs of New CCA's Year 2000 compliance program and the date on which New CCA plans to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. New CCA can give no assurance that these estimates will be achieved, and actual results could differ materially from New CCA's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

FUNDS FROM OPERATIONS.

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations for the three months ended March 31, 1999:

                                                              FOR THE
                                                            THREE MONTHS
                                                               ENDED
                                                           MARCH 31, 1999
                                                           --------------
Funds from Operations:
  Net Loss Available to Common Shareholders..............     $(24,755)
  Plus real estate depreciation..........................        9,917
Add back non-recurring items:
  Change in tax status...................................       83,200
                                                              --------
                                                              $ 68,362
                                                              ========

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow provided from operating activities was $49.6 million for the three months ended March 31, 1999 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $225.2 million for the three months ended March 31, 1999 and represents acquisitions of real estate properties. The Company's cash flow provided by financing activities was $155.9 million for the three months ended March 31, 1999 and represents proceeds from the issuance of common stock, issuance of long-term debt, borrowings under the Credit Facility, and payments of dividends on the preferred and common shares.

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. The New CCA Leases generally contain provisions which will mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to New CCA certain operating costs, including real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Additionally, the New CCA Leases contain provisions which provide the Company with the opportunity to achieve increases in rental income in the future.

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources". The interest on the Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Credit Facility debt was 100 basis points higher or lower during the three months ended March 31, 1999, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $0.7 million.

As of May 14, 1999, the Company had outstanding $40.0 million of convertible notes with a fixed interest rate of 9.5%, $30.0 million of convertible notes with a fixed interest rate of 7.5% and $103.4 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of May 14, 1999, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10 percent decrease in market interest rates would not have a material impact on the Company.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

At the Company's 1999 Annual Meeting of Stockholders held on May 11, 1999, holders of the Company's common stock approved a proposal to change the name of the Company to Prison Realty Trust, Inc. To effect the change in corporate name, the Company filed Articles of Amendment to its Charter with the Department of Assessments and Taxation of the State of Maryland on May 11, 1999. A copy of such Articles of Amendment are included as Exhibits 3.1 hereto. Shares of the Company's common stock and 8.0% Series A Preferred Stock continue to trade on the New York Stock Exchange under the symbols "PZN" and "PZN PrA," respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a). Exhibits

 3.1  Articles of Amendment of Charter of Prison Realty Corporation.

 4.1 Prison Realty Trust, Inc. Dividend Reinvestment and Stock Purchase Plan (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg no. 333-78023), as filed with the Securities and Exchange Commission on May 7, 1999 and incorporated herein by reference).

10.1 Amended and Restated Tenant Incentive Agreement by and between the Company and New CCA.

10.2  Business Development Agreement by and between the Company and New CCA.

27.1  Financial Data Schedule (for SEC use only).

(b). Reports on Form 8-K

The Company's Current Report on Form 8-K, as filed with the Commission on January 6, 1999 (File no 0-25245), relating to the completion of the Merger and the completion of transactions related thereto.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRISON REALTY TRUST, INC.
Date: May 14, 1999

                                          /s/ Vida H. Carroll
                                          --------------------------------------
                                          Vida H. Carroll
                                          Chief Financial Officer/
                                          Chief Accounting Officer