Form 10-Q
period 1999-06-30
PRISON REALTY TRUST INC
filed 1999-08-17
CIK 1070985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM             TO
                                             -----------    ------------

                         COMMISSION FILE NUMBER: 0-25245

                            PRISON REALTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                   62-1763875
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

          10 BURTON HILLS BLVD., SUITE 100, NASHVILLE, TENNESSEE 37215
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (615) 263-0200

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      none

              (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

(Outstanding shares of the issuer's common stock, $0.01 par value per share, as of August 11, 1999)

                                   118,168,443

                            PRISON REALTY TRUST, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                                         PAGE
                                                                                         ----

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
 a)       Condensed Consolidated Balance Sheets as of June 30, 1999
          (Unaudited) and December 31, 1998.........................................       2
 b)       Condensed Consolidated Statements of Income (Unaudited) for
          the three and six months ended June 30, 1999 and 1998.....................       4
 c)       Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended June 30, 1999 and 1998...........................       5
 d)       Notes to Condensed Consolidated Financial Statements......................       7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................      18
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk......................................................................      35

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................      36
Item 2.   Changes in Securities and Use of Proceeds.................................      37
Item 3.   Defaults Upon Senior Securities...........................................      37
Item 4.   Submission of Matters to a Vote of Security Holders.......................      37
Item 5.   Other Information.........................................................      37
Item 6.   Exhibits and Reports on Form 8-K..........................................      38

SIGNATURE...........................................................................      39

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

                            PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JUNE 30,       DECEMBER  31,
                                                                  1999            1998
                                                               -----------      ----------
                                                               (UNAUDITED)

ASSETS
Real estate properties, at cost:
   Correctional and detention facilities                       $ 2,200,325      $  637,640
   Less accumulated depreciation                                   (27,799)        (10,251)
                                                               -----------      ----------
         Net real estate properties                              2,172,526         627,389

Cash and cash equivalents                                            2,052          31,141
Restricted cash                                                     38,870              --
Notes receivable                                                   138,549         138,549
Investments in affiliates and others                               129,975         127,691
Investments in direct financing leases                              74,981          77,809
Deferred tax assets                                                     --          51,200
Assets under lease arrangements, net                                44,423              --
Receivable from New CCA                                             10,593              --
Other assets                                                        41,607          36,658
                                                               -----------      ----------
         Total assets                                          $ 2,653,576      $1,090,437
                                                               ===========      ==========




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                   (Continued)

                            PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)

                                                                JUNE 30,       DECEMBER  31,
                                                                  1999            1998
                                                               -----------      ----------
                                                               (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Distributions payable                                       $   215,642      $       --
   Bank credit facility                                            648,750         222,000
   Notes payable                                                   100,000              --
   Convertible subordinated notes and other debt                    70,796          77,833
   Accounts payable and accrued expenses                            99,373          81,200
   Income taxes payable                                              5,746          14,966
   Deferred gains on real estate transactions                           --         125,751
   Deferred gains on sales of contracts                            110,996         116,701
   Deferred tax liability                                           32,000              --
                                                               -----------      ----------
         Total liabilities                                       1,283,303         638,451
                                                               -----------      ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized; 4,300,000 and 0 outstanding                           43              --
   Common stock, $.01 par value; 300,000,000 shares
      authorized, 118,166,000 and 79,956,000 shares issued
      and outstanding                                                1,182             800
   Additional paid-in capital                                    1,378,922         398,493
   Retained earnings                                                    --          52,693
   Cumulative net income                                           121,018              --
   Accumulated distributions                                      (130,892)             --
                                                               -----------      ----------
         Total stockholders' equity                              1,370,273         451,986
                                                               -----------      ----------
         Total liabilities and stockholders' equity            $ 2,653,576      $1,090,437
                                                               ===========      ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (SEE NOTE 3)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS    THREE MONTHS  SIX MONTHS     SIX MONTHS
                                                          ENDED          ENDED         ENDED          ENDED
                                                         JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                                           1999           1998          1999           1998
                                                        ---------      ---------      ---------      ---------
REVENUES:
    Rental revenues                                     $  65,828      $      --      $ 129,468      $      --
    Interest income                                         5,827             --         12,041             --
    Licensing fees                                          2,186             --          4,318             --
    Management and other revenues                              --        164,071             --        305,369
                                                        ---------      ---------      ---------      ---------
                                                           73,841        164,071        145,827        305,369
                                                        ---------      ---------      ---------      ---------
EXPENSES:
    Depreciation and amortization                          10,502          3,899         20,419          7,287
    General and administrative                              1,725          5,510          2,607         10,463
    Operating                                                  --        114,623             --        214,342
    Lease                                                      --         13,841             --         24,936
                                                        ---------      ---------      ---------      ---------
                                                           12,227        137,873         23,026        257,028
                                                        ---------      ---------      ---------      ---------

OPERATING INCOME                                           61,614         26,198        122,801         48,341
Equity in earnings of subsidiaries and amortization
  of deferred gains                                         7,476             --         15,157             --
Interest expense                                           (7,036)        (1,785)       (15,309)        (3,276)
Interest income                                                --          4,205             --          8,487
Loss on disposition of property                            (1,631)            --         (1,631)            --
                                                        ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                                 60,423         28,618        121,018         53,552
Provision for change in tax status                             --             --         83,200             --
Provision for income taxes                                     --          7,530             --         14,021
                                                        ---------      ---------      ---------      ---------
NET INCOME                                                 60,423         21,088         37,818         39,531

DIVIDENDS TO PREFERRED SHAREHOLDERS                        (2,150)            --         (4,300)            --
                                                        ---------      ---------      ---------      ---------
NET INCOME AVAILABLE FOR COMMON
   SHARES                                               $  58,273      $  21,088      $  33,518      $  39,531
                                                        =========      =========      =========      =========
NET INCOME AVAILABLE PER COMMON
   SHARE:
   BASIC                                                $    0.50      $    0.30      $    0.30      $    0.57
                                                        =========      =========      =========      =========
   DILUTED                                              $    0.50      $    0.27      $    0.30      $    0.50
                                                        =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, BASIC                                     116,421         70,312        111,871         69,934
                                                        =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, DILUTED                                   117,763         78,806        112,687         78,971
                                                        =========      =========      =========      =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                       SIX MONTHS   SIX MONTHS
                                                                          ENDED        ENDED
                                                                         JUNE 30,     JUNE 30,
                                                                           1999         1998
                                                                       -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $    37,818    $ 39,531
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
            Depreciation and amortization                                   20,419       7,287
            Provision for change in tax status                              83,200          --
            Deferred and other noncash income taxes                             --       1,818
            Other noncash items                                                536         243
            Loss on disposition of property                                  1,631           2
            Equity in earnings of unconsolidated entities                   (9,819)       (544)
            Recognized gain on sales of contracts                           (5,338)         --
            Recognized gain on real estate transactions                         --      (5,070)
            Changes in assets and liabilities, net
                Accounts receivable                                         (1,412)    (24,253)
                Prepaid expenses                                              (120)     (2,367)
                Other current assets                                        (9,285)       (622)
                Accounts payable                                            (9,304)     31,248
                Income taxes payable                                        (9,220)    (10,253)
                Accrued expenses and other liabilities                       5,460       1,705
                                                                       -----------    --------
                    Net cash provided by operating activities              104,566      38,725
                                                                       -----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment                                   (351,032)   (189,225)
    Increase in restricted cash and investments                            (21,682)         --
    Cash acquired in purchase of CCA Prison Realty Trust                    21,894          --
    Payments under lease arrangements                                      (44,959)         --
    Increase in other assets                                                  (400)    (12,414)
    Proceeds from disposal of assets                                            --      36,132
    Acquisition of USCC subsidiaries, net of cash acquired                      --      (9,341)
    Payments from investment in affiliates, net                              7,535        (157)
    Payments received on direct financing leases and notes receivable        2,827       2,627
                                                                       -----------    --------
                    Net cash used in investing activities                 (385,817)   (172,378)
                                                                       -----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                40,000          --
    Payments on long-term debt                                              (1,286)        (22)
    Proceeds from line of credit, net                                      148,400     140,000
    Proceeds from issuance of senior notes                                 100,000          --
    Payment of debt issuance costs                                         (12,290)     (2,925)
    Proceeds from issuance of common stock                                 119,672          --
    Distributions paid on common shares                                   (138,075)         --
    Distributions paid on preferred shares                                  (4,300)         --
    Proceeds from exercise of stock options and warrants                        41       1,508
    Purchase of treasury stock                                                  --      (7,600)
                                                                       -----------    --------
                    Net cash provided by financing activities              252,162     130,961
                                                                       -----------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (29,089)     (2,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                          31,141     136,147
                                                                       -----------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                           $     2,052    $133,455
                                                                       ===========    ========

                                   (CONTINUED)

                            PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                                           1999         1998
                                                                       -----------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of capitalized amounts)                               $       984    $  2,921
                                                                       ===========    ========
   Income taxes                                                        $     9,220    $ 22,231
                                                                       ===========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES-
   INCREASES (DECREASES) TO CASH:
Long-term debt was converted into common stock:
   Other assets                                                        $     1,161    $      5
   Long-term debt                                                          (47,000)     (1,400)
   Common stock                                                                 50          51
   Additional paid-in capital                                               45,789          32
   Treasury stock                                                               --      32,812
   Retained earnings                                                            --     (31,500)
                                                                       -----------    --------
                                                                       $        --    $     --
                                                                       ===========    ========
The Company acquired treasury stock and issued common stock
   through the exercise of stock options:
   Common stock                                                        $        --    $    398
   Additional paid-in capital                                                   --       3,331
   Retained earnings                                                            --        (114)
   Treasury stock, at cost                                                      --      (3,615)
                                                                       -----------    --------
                                                                       $        --    $     --
                                                                       ===========    ========
The Company converted a facility from investment in direct
   financing lease to property and equipment by acquiring the equity in the facility from the leasing entity:
   Accounts receivable                                                 $        --    $  3,500
   Property and equipment                                                       --     (16,207)
   Investment in direct financing leases                                        --      12,707
                                                                       -----------    --------
                                                                       $        --    $     --
                                                                       ===========    ========
The Company acquired CCA Prison Realty Trust's assets and
   liabilities for stock:
   Restricted cash                                                     $   (17,188)   $     --
   Property and equipment                                               (1,323,100)         --
   Other assets                                                             (9,496)         --
   Accounts payable and accrued expenses                                    29,248          --
   Line of credit                                                          279,600          --
   Distributions payable                                                     2,150          --
   Common stock                                                                253          --
   Preferred stock                                                              43          --
   Additional paid-in capital                                            1,081,161          --
   Retained earnings                                                        43,817          --
   Accumulated distributions                                                    --          --
                                                                           (64,594)         --
                                                                       -----------    --------
        Net cash acquired                                              $    21,894    $     --
                                                                       ===========    ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  ORGANIZATION AND OPERATIONS

BACKGROUND AND FORMATION TRANSACTIONS

Prison Realty Trust, Inc., formerly Prison Realty Corporation, a Maryland corporation (the "Company"), was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Prison Realty"), merged with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "Merger"), pursuant to an Amended and Restated Agreement and Plan of Merger by and among Old CCA, Prison Realty and the Company, dated as of September 29, 1998. Reference is made to the "Notes to the Condensed Consolidated Financial Statements" for the Company included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 14, 1999 (File no. 0-25245), with respect to certain Merger transactions and contractual relationships as well as other pertinent information of the Company.

The Merger has been accounted for as a reverse acquisition of the Company by Old CCA and the acquisition of Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. The historical equity sections of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16.

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

The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA and the results of operations subsequent to January 1, 1999 reflect the operating results of the Company as a REIT. The accompanying unaudited condensed consolidated financial statements compare the operating results of the Company for the three and six months ended June 30, 1999 to the three and six months ended June 30, 1998. Management believes the comparison between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA and the 1999 results of operations reflect the operating results of the Company as a REIT.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

The following unaudited pro forma operating information presents a summary of comparable consolidated results of combined operations as a REIT of the Company and Prison Realty for the six months ended June 30, 1998, as if the Merger had occurred as of January 1, 1998 and excluding the effect of any provision for the change in tax status. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Merger, in fact, occurred on January 1, 1998.

                                                                   PRO FORMA
                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 1998
                                                                 -------------
(amounts in thousands, except per share amounts)
Revenues                                                            $103,872
Operating income                                                      84,389
Net income available to common shareholders                           80,735
Net income per common share:
        Basic                                                       $   0.88
        Diluted                                                         0.80

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

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to Prison Management Services, LLC, ("PMS") and Juvenile and Jail Facility Management Services, LLC ("JJFMS"), two privately-held Delaware limited liability companies formed in connection with the Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interests in PMS and JJFMS which obligate PMS and JJFMS to make distributions to Old CCA equal to 95% of each companies' net income, as defined, and are valued at the combined implied fair market value of $123.0 million. The Company succeeded to these interests as a result of the Merger, and the Company's interests in PMS and JJFMS are included in "Investments in affiliates and others" in the accompanying balance sheet. The sales to PMS and JJFMS generated a combined deferred gain of $53.4 million. On January 1, 1999, PMS merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("Service Company A") and JJFMS merged with Juvenile and Jail Facility Management Services, Inc., a

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

privately-held Tennessee corporation ("Service Company B," and collectively with Service Company A, the "Service Companies").

The deferred gains from the sales of contracts to New CCA and the Service Companies will be amortized into income over multi-year periods as specified by the Securities and Exchange Commission's Staff Accounting Bulletin No. 81. The Company's investments in the Service Companies are being accounted for under the equity method of accounting. The Company's investment in New CCA is being accounted for under the cost method of accounting.

Under a trade name use agreement with New CCA resulting from the Merger (the "Trade Name Use Agreement"), New CCA pays a licensing fee to the Company for the right to use the name "Corrections Corporation of America" and derivatives thereof.

On January 1, 1999, immediately after the Merger, all existing leases between Old CCA and Prison Realty were cancelled and the Company entered into a master lease agreement and leases with respect to each leased property with New CCA (the "New CCA Leases"). The terms of the New CCA Leases are twelve years which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and New CCA.

On January 1, 1999, immediately after the Merger, the Company entered into a services agreement (the "Services Agreement") with New CCA pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA will perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of such services by New CCA, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee referred to herein) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. A majority of the Company's current development projects are subject to a fee totaling 10%.

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

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

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

Effective January 1, 1999, the Company entered into a four year business development agreement (the "Business Development Agreement") with New CCA which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services.

3.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries subsequent to the Merger, including Prison Realty Management, Inc., a Tennessee corporation and wholly-owned management subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 0-25245), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company. Since prior to the Merger Prison Realty had operated so as to qualify as a REIT, the Company has adopted certain significant accounting policies of Prison Realty. Reference is made to the audited financial statements of Prison Realty included in Prison Realty's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 1-13049), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of Prison Realty.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

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

At June 30, 1999, the Company owned 51 correctional and detention facilities, of which 39 facilities were operating, nine were under construction or expansion and three were in the planning stages, with a total aggregate cost of $2.2 billion. At June 30, 1999, New CCA leased 31 facilities from the Company, governmental agencies leased five facilities from the Company, and private operators leased three facilities from the Company. The Company expects to lease 11 of the facilities under development to New CCA.

In April 1999, the Company purchased the Eden Detention Center in Eden, Texas for $28.0 million. The facility has a design capacity of 1,225 beds and is managed by New CCA and leased to New CCA under lease terms substantially similar to the New CCA leases.

5.  LONG TERM DEBT

On January 1, 1999, in connection with the completion of the Merger, the Company obtained a $650.0 million, secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent and several U.S. and non-U.S. banks. The Credit Facility includes up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees, and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by mortgages on the Company's real property. At June 30, 1999, the weighted average borrowing rate under the Credit Facility was 7.89% and the outstanding borrowings thereunder were $648.8 million.

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of $350.0 million tranche C term loans. The tranche C term loans will be payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002 with the balance to be paid in full on December 31, 2002. Under the Amended Credit Facility, Lehman Commercial Paper, Inc. ("LCPI") replaced NationsBank, N.A., as Administrative Agent.

The Amended Credit Facility, similar to the Credit Facility, provides for interest rates, unused commitment fees, and letter of credit fees to change based on the Company's senior debt rating. As with the Credit Facility, the Amended Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The revised spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replace the original spread ranges of

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Credit Facility bear interest at a variable base rate equal to 4.0% in excess of LIBOR. This revised rate replaces the variable base rate equal to 3.25% in excess of LIBOR in the Credit Facility.

The Amended Credit Facility, similar to the Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a revised borrowing base formula which considers, among other things, eligible real estate. The Amended Credit Facility contains certain revised financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios, and (b) restrictions on the incurrence of additional indebtedness. The Amended Credit Facility restricts the Company's ability to make the 1999 cash payment of the Special Dividend (as herein defined) unless (a) the Company has liquidity of at least $75.0 million at the dividend declaration date and (b) the Company receives at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and
(c) New CCA receives at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Company may, however, pay up to $31.0 million in cash if only (a) and (c) above are achieved. The Company was in compliance with all covenants under the Credit Facility through August 4, 1999 and currently, is in compliance with all covenants under the Amended Credit Facility. The Company expects to incur expenses of approximately $40 million related to this amendment and restatement.

On June 11, 1999 the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Notes"). Interest on the Notes will be paid semi-annually in arrears and the Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95 million after deducting expenses payable by Prison Realty in connection with the offering. The Company used the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility.

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in 2009 with interest payable semi-annually at 9.5%. The notes are convertible into shares of the Company's common stock at a conversion price of $28.00 per share. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December, 1998 under substantially similar terms.

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

The $30.0 million of 7.5% convertible subordinated notes issued to PMI Mezzanine Fund L.P. in connection with the Merger require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

30, 1999, the conversion price for the notes was $24.79 as compared to $27.42 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the conversion of the Sodexho convertible subordinated note on March 8, 1999 into 1.7 million shares of common stock at a conversion price of $4.09 per share and 2.6 million shares of common stock at a conversion price of $7.80 per share.

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

On May 11, 1999, the Company's Board of Directors declared a distribution of $0.60 per share on the Company's common stock, comprised of a regular quarterly dividend of $0.55 per share and a special dividend of $0.05 per share for the quarter ended June 30, 1999, to common stockholders of record on June 18, 1999, payable on June 30, 1999. These distributions were paid on June 30, 1999. In addition, the Board of Directors declared a quarterly dividend on the Company's 8.0% Series A Cumulative Preferred Stock of $0.50 per share to preferred stockholders of record on June 30, 1999, payable on July 15, 1999. These dividends were paid on July 15, 1999.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, to preserve its REIT status, the Company will distribute Old CCA's accumulated earnings and profits to which it succeeded in the Merger (the "Special Dividend"). The Company anticipates that it will make this distribution to all holders of shares of its common stock in December 1999. This total distribution is estimated at $225.0 million and has been accrued on the Company's balance sheet at June 30, 1999 net of a two quarterly prepayments totaling $11.5 million. These prepayments represent $0.05 per share paid out in March 1999 and $0.05 per share paid out in June 1999. At the time of payment, the Company intends to allocate any overage between the Company's regular quarterly dividends paid and an amount equal to 95% of the Company's taxable net income toward the payment of the Special Dividend. Certain provisions of the Amended Credit Facility restrict the Company's ability to make the 1999 cash payment of the Special Dividend in cash, as described in Note 5, "Long Term Debt."

7. CONTINGENCIES

Since May 26, 1999, fifteen complaints have been filed in federal court in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging securities fraud in connection with the agreements entered into by the Company in May of this year to increase the tenant incentive and other payments from the Company to New CCA, the Company's primary tenant. A complaint substantially identical to the majority of those filed in federal court in Tennessee has been filed in the United States District Court for the Eastern District of New York. The Company believes it is likely that the complaint filed in the United States District Court for the Eastern District of New York will be transferred to the United States District Court for the Middle

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

District of Tennessee and that all of the complaints will be consolidated into one action. Additionally, a purported shareholders derivative complaint was filed in the Chancery Court for Davidson County, Tennessee in Nashville against the Company and the members of its board of directors regarding the increased payments to New CCA. The Company is investigating the allegations in the complaints, and although their outcome is not determinable, the Company intends to defend these actions vigorously.

8.  EARNINGS PER SHARE

SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share are measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. For the three and six months ended June 30, 1999, earnings per share for basic and diluted were the same, respectively.

9.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the six months ended June 30, 1999.

10. RELATIONSHIP WITH CORRECTIONS CORPORATION OF AMERICA

New CCA is a private prison management company which operates and manages the substantial majority of facilities owned by the Company. As a result of the Merger and certain contractual relationships existing between the Company and New CCA, the Company has significant sources of income from New CCA. In addition, the Company pays New CCA for services rendered to the Company in the development of its correctional and detention facilities. As of June 30, 1999, New CCA leased 31 of the 39 operating facilities owned by the Company.

INCOME

For the three and six months ended June 30, 1999, the Company recognized rental revenue from New CCA of $63.2 million and $124.0 million, respectively.

For the three months and six months ended June 30, 1999, the Company recognized interest income of $4.1 million and $8.2 million, respectively, on the CCA Note in the principal amount of $137.0 million from New CCA. The interest is due from New CCA by December 31, 1999.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

The Company also recognized $2.2 million and $4.3 million in licensing fee revenues from New CCA for the use of the name "Corrections Corporation of America" for the three and six months ended June 30, 1999, respectively.

TENANT INCENTIVE AGREEMENT

The Amended and Restated Tenant Incentive Agreement between the Company and New CCA allows for Company payment of tenant incentive fees to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. Pursuant to the Amended and Restated Tenant Incentive Agreement the Company pays (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. For the six months ended June 1999, the Company had paid tenant incentive fees of $45.0 million of which $18.1 million related to the $840 per bed allowance on the aforementioned 21,500 beds. These fees are being amortized against rental revenues over the life of the leases. The amount of unamortized incentives pursuant to the Amended and Restated Tenant Incentive Agreement, as of June 30, 1999 is $44.4 million.

PAYMENT FOR SERVICES

The Company has entered into the Business Development Agreement and the Services Agreement with New CCA, which provide for the Company to pay fees to New CCA for services rendered to the Company for obtaining new construction projects (4.5% of expected project expenditures) and facilitating the construction and development of facilities (up to 10% of actual construction expenditures) and facility preparation services ($560 per new bed) provided by New CCA prior to the date on which inmates are first received at such facility. Costs incurred by the Company under these construction and development agreements are capitalized as part of the facilities' development cost. For the three and six months ended June 30, 1999, costs incurred related to the Business Development Agreement were $3.3 million and $11.9 million, respectively. Costs incurred related to the Services Agreement for the three and six months ended June 30, 1999 were $14.4 million and $26.5 million, respectively.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

NEW CCA FINANCIAL INFORMATION

The following summarized unaudited operating information presents New CCA's results of operations for the three and six months ended June 30, 1999:

                   THREE MONTHS         SIX MONTHS
                       ENDED               ENDED
                   JUNE 30, 1999       JUNE 30, 1999
                   -------------       -------------
                       (AMOUNTS IN THOUSANDS)
Revenues            $ 127,617             $ 244,109
Net loss              (22,492)              (48,134)

The following summarized unaudited balance sheet information presents New CCA's financial position as of June 30, 1999:

                                                  JUNE 30, 1999
                                                  -------------
                                             (AMOUNTS IN THOUSANDS)
Current assets                                    $  94,955
Total assets                                        224,995
Current liabilities                                  49,910
Deferred credits                                     64,479
Total liabilities                                   251,389
Stockholders' equity                                (26,394)


The following summary presents New CCA's cash flows for the six months ended June 30, 1999:

                                                                     SIX MONTHS ENDED
                                                                       JUNE 30, 1998
                                                                       -------------
                                                                   (AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities                               $ 3,091
Cash flows used in investing activities                                    (1,256)
Cash flows used in financing activities                                    (6,125)
                                                                          -------
Net decrease in cash for the six months ended June 30, 1999               $(4,290)
                                                                          =======

New CCA has utilized cash from equity issuances and from payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. New CCA expects to continue to use these sources of cash and its availability under a line of credit to offset its anticipated losses from operations. Cash used in investing activities consists of equipment additions. Cash used in financing activities consists of line of credit issuance fee.

The Company has included additional financial information of New CCA for the six months ended June 30, 1999 herein under "Results of Operations" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (CONTINUED)

The following unaudited operating information presents a combined summary of the Service Companies' results of operations for the three and six months ended June 30, 1999:

                                THREE MONTHS           SIX MONTHS
                                   ENDED                  ENDED
                               JUNE 30, 1999          JUNE 30, 1999
                               -------------          -------------
                                      (AMOUNTS IN THOUSANDS)
         Revenues                 $70,596               $139,678
         Net income                 5,059                 10,335

The following unaudited balance sheet information presents a combined summary of the Service Companies' financial position as of June 30, 1999:

                                                            JUNE 30, 1999
                                                            -------------
                                                         (AMOUNTS IN THOUSANDS)
         Current assets                                        $ 60,197
         Total assets                                           156,345
         Current liabilities                                     31,016
         Total liabilities                                       32,586
         Stockholders' equity                                   123,759

         Total dividends accrued                                  7,381
         Company share of dividends accrued                       7,381

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes", "estimates", "expects", "intends", "plans", "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates and general economic conditions. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 30, 1999 (File No. 0-25245). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW.

Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company included in the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999, filed with the Commission on May 14, 1999 (File no. 0-25245), with respect to certain Merger transactions and contractual relationships as well as other pertinent information of the Company.

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

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to Prison Management Services, LLC, ("PMS") and Juvenile and Jail Facility Management Services, LLC ("JJFMS"), two privately-held Delaware limited liability companies formed in connection with the Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interests in PMS and JJFMS which obligate PMS and JJFMS to make distributions to Old CCA equal to 95% of each companies' net income, as defined, and are valued at the combined implied fair market value of $123.0 million. The Company succeeded to these interests as a result of the Merger, and the Company's interests in PMS and JJFMS are included in "Investments in affiliates and others" in the accompanying balance sheet. The sales to PMS and JJFMS generated a combined deferred gain of $53.4 million. On January 1,

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

1999, PMS merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("Service Company A") and JJFMS merged with Juvenile and Jail Facility Management Services, Inc., a privately-held Tennessee corporation ("Service Company B," and collectively with Service Company A, the "Service Companies").

Under a trade name use agreement with New CCA resulting from the Merger (the "Trade Name Use Agreement"), New CCA pays a licensing fee to the Company for the right to use the name "Corrections Corporation of America" and derivatives thereof.

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

As New CCA is the lessee of a substantial majority of the Company's facilities, the Company is dependent for its rental revenues upon New CCA's ability to make the lease payments required under the New CCA Leases for such facilities. New CCA's obligation to make payments under the New CCA Leases is not secured by any of the assets of New CCA, although the obligations under the New CCA Leases are cross-defaulted so that the Company could terminate all the leases if New CCA fails to make required lease payments. If this were to happen, however, the Company would be required to renegotiate existing leases or incentive fee arrangements, to find other suitable lessees or to risk losing its ability to elect or maintain REIT status, as applicable. New CCA experienced a net loss of $22.5 million and $48.1 million for the three and six months ended June 30, 1999, respectively and had $3.1 million of cash flow provided by operating activities for the first six months ended June 30, 1999. Net decrease in cash and cash equivalents for the six months ended June 30, 1999 by New CCA was $4.3 million. New CCA has utilized cash from equity issuances and from payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. New CCA expects to continue to use these sources of cash and its availability under a line of credit to offset its anticipated losses from operations.

In monitoring the ability of New CCA to satisfy its obligations under the lease agreements, the Company reviews on a quarterly basis (i) the net increase or decrease in cash of New CCA, (ii) the amount of available cash of New CCA (iii) the amount of outstanding borrowings under New CCA's credit facility and (iv) lease coverage ratios. On this basis, the Company believes that New CCA has sufficient assets and borrowing capacity to enable it to satisfy its obligations under such lease agreements at this time; however, there can be no assurance that New CCA will have such assets, borrowing capacity or income

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

in the future. A delay in payments from New CCA would likely require the Company to borrow funds in order to continue its dividend policy. Moreover, while the Company has leases with tenants other than New CCA, there can be no assurance that the Company will be successful in obtaining lease agreements with lessees other than New CCA to an extent such that the Company is not dependent on New CCA as the primary source of its revenues. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable replacement lessees or to attract such lessees, and may, therefore, be required to provide additional tenant incentives or reduce the amounts to be received by the Company under its lease agreements. The Company will continue to monitor the performance of New CCA, and, to the extent New CCA's financial performance exceeds expectations, the Company will attempt to modify its contractual relationships with New CCA to make them more favorable to the Company.

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

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

To provide a more reasonable prior period comparison, the following table presents the results of operations of the Company for the six months ended June 30, 1999 and the pro forma results of operations of the Company for the six months ended June 30, 1998 as if the Merger had occurred on January 1, 1998.

              (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                                      SIX MONTHS     PROFORMA SIX
                                                        ENDED        MONTHS ENDED
                                                    JUNE 30, 1999    JUNE 30, 1998
                                                    -------------    -------------
         REVENUES:
             Rental revenue                           $ 129,468        $  83,406
             Interest income                             12,041           17,324
             Licensing fees                               4,318            3,142
                                                      ---------        ---------
                  Total revenues                        145,827          103,872
                                                      ---------        ---------
         EXPENSES:
             Depreciation and amortization               20,419           17,733
             General and administrative                   2,607            1,750
                                                      ---------        ---------
                  Total expenses                         23,026           19,483
                                                      ---------        ---------
         OPERATING INCOME                               122,801           84,389
         Equity in earnings of subsidiaries and
             amortization of deferred gains              15,157           13,529
         Interest expense                               (15,309)         (13,614)
             Loss on disposition of property             (1,631)              --
                                                                       ---------
         INCOME BEFORE TAX EFFECTS AND
             DIVIDENDS TO PREFERRED
             SHAREHOLDERS                             $ 121,018        $  84,304
                                                      =========        =========

RENTAL REVENUES -- For the three and six months ended June 30, 1999, rental revenues were $65.8 million and $129.5 million, respectively, and were generated from the leasing of correctional and detention facilities. During the year, the Company began leasing two new facilities, one in February 1999 and one in April 1999, respectively, in addition to the 37 facilities which were previously leased as of the beginning of the year.

INTEREST INCOME -- For the three and six months ended June, 1999, interest income was $5.8 million and $12.0 million, respectively. The $137.0 million CCA Note bears interest at 12% and generated $4.1 million and $8.2 million in interest income for the three and six months ended June 30, 1999. The remaining $1.7 million and $3.8 million, respectively, was a result of interest earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

LICENSING FEES -- For the three and six months ended June 30, 1999, licensing fees were $2.2 million and $4.3 million, respectively. The licensing fees were earned as a result of the Trade Name Use Agreement which granted New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of New CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

DEPRECIATION AND AMORTIZATION-- For the three and six months ended June 30, 1999, depreciation expense was $10.5 million and $20.4 million, respectively. Depreciation expense as a percentage of

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

rental revenues for the three and six months ended June 30, 1999 was 16.0 % and 15.8%, respectively. The Company uses the straight-line depreciation method over the 50 and five year lives of buildings and machinery and equipment, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES -- For the three and six months ended June 30, 1999, general and administrative expenses were $1.7 million and $2.6 million, respectively. General and administrative expenses were 2.6% and 2.0% of total rental revenues for the three and six months ended June 30, 1999. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs.

LOSS ON DISPOSITION OF PROPERTY - During the second quarter, the Company incurred a noncash loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement dated June 1999, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets depreciated book value. As of June 30, 1999, the Company had a receivable of $6.5 million related to this settlement of which $3.5 million was received by the Company in July 1999.

EQUITY IN EARNINGS OF SUBSIDIARIES AND AMORTIZATION OF DEFERRED GAINS -- For the three and six months ended June 30, 1999, equity in earnings of subsidiaries and amortization of deferred gains were $7.5 million and $15.2 million, respectively. The equity in earnings of the Service Companies were $4.8 million and $9.8 million, respectively, for the three and six months ended June 30, 1999. The amortization of the deferred gain on the sales of contracts to the Service Companies was $2.7 million and $5.4 million for the three and six months ended June 30, 1999.

INTEREST EXPENSE -- For the three and six months ended June 30, 1999, interest expense was $7.0 million and $15.3 million, respectively. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility and 12% senior notes due 2006, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $9.3 million and $16.4 million, respectively, for the three and six months ended June 30, 1999.

CHANGE IN TAX STATUS -- In connection with the Merger, the Company intends to change its tax status from a C-Corporation to a REIT effective January 1, 1999. As of December 31, 1998, the Company's balance sheet reflected $51.2 million in deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, the Company was required to provide a provision for these deferred tax assets, excluding any tax liabilities required for subsequent periods, upon completion of the Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the six months ended June 30, 1999.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

NEW CCA FINANCIAL INFORMATION

The following unaudited operating information presents New CCA's results of operations for the six months ended June 30, 1999:

                                                                     SIX MONTHS ENDED
                                                                      JUNE 30, 1999
                                                                      -------------

(UNAUDITED AND AMOUNTS IN THOUSANDS)
REVENUES                                                                $ 244,109
                                                                        ---------
EXPENSES:
    Operating                                                             168,502
    Trade name use agreement                                                4,318
    Lease                                                                 124,484
    General and administrative                                             11,740
    Depreciation and amortization                                           4,135
                                                                        ---------
                                                                          313,179
                                                                        ---------

OPERATING LOSS                                                            (69,070)
Interest expense, net                                                      10,870
                                                                        ---------
LOSS BEFORE INCOME TAXES                                                  (79,940)
BENEFIT FOR INCOME TAXES                                                  (31,806)
                                                                        ---------
NET LOSS                                                                $ (48,134)
                                                                        =========

The following unaudited balance sheet information presents New CCA's financial position as of June 30, 1999:

                                                                       JUNE 30, 1999
                                                                       -------------
                                                                        (UNAUDITED)
(AMOUNTS IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                                           $  14,767
    Accounts receivable, net of allowances                                 65,207
    Prepaid expenses                                                        5,366
    Deferred tax assets                                                       328
    Other current assets                                                    9,287
                                                                        ---------
            Total current assets                                           94,955

PROPERTY AND EQUIPMENT, NET                                                23,456

OTHER LONG-TERM ASSETS:
    Investment in contracts                                                65,320
    Deferred tax assets                                                    31,478
    Other                                                                   9,786
                                                                        ---------
            Total assets                                                $ 224,995
                                                                        =========

                                   (CONTINUED)

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

The following unaudited balance sheet information presents New CCA's financial position as of June 30, 1999 (Continued):

                                                                       JUNE 30, 1999
                                                                       -------------
                                                                        (UNAUDITED)
(CONTINUED)
(AMOUNTS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                    $  13,370
    Accrued salaries and wages                                              7,907
    Accrued property taxes                                                  4,741
    Accrued interest                                                        8,220
    Deferred revenue                                                          176
    Other accrued expenses                                                 15,496
                                                                        ---------
        Total current liabilities                                          49,910
LONG-TERM DEBT                                                            137,000
DEFERRED CREDITS                                                           64,479
                                                                        ---------
        Total liabilities                                                 251,389
                                                                        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock- Class A; $0.01 (one cent) par value;
            9,349 issued and outstanding; 100,000 shares
            authorized                                                         93
         Common stock- Class B; $0.01 (one cent) par value;
            981 issued and outstanding; 100,000 shares authorized              10
    Additional paid-in capital                                             25,133
    Deferred compensation                                                  (3,496)
    Retained deficit                                                      (48,134)
                                                                        ---------
        Total stockholders' equity                                        (26,394)
                                                                        ---------
        Total liabilities and stockholders' equity                      $ 224,995
                                                                        =========

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


The following is the unaudited cash flow statement for New CCA for the six months ended June 30, 1999:

                                                                    SIX MONTHS ENDED
                                                                      JUNE 30, 1999
                                                                      -------------

(UNAUDITED AND AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (48,134)
    Adjustments to reconcile net loss to net cash provided by
        operating activities
            Depreciation and amortization                                   4,135
            Amortization of deferred credits                               (1,763)
            Deferred credit payments received from Prison Realty           66,242
            Deferred income taxes                                         (31,806)
            Other noncash items                                               397
            Write-off of debt issuance costs                                2,706
            Changes in assets and liabilities, net
                Trade accounts receivable                                  (1,130)
                Prepaid expenses                                             (763)
                Other current assets                                       (3,592)
                Other long-term assets                                      2,591
                Accounts payable                                           (1,193)
                Accrued salaries and wages                                  3,488
                Accrued property taxes                                        440
                Deferred revenue                                           (3,598)
                Accrued interest                                            8,220
                Other accrued expenses                                      6,851
                                                                        ---------
                    Net cash provided by operating activities               3,091
                                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions, net                                  (1,256)
                                                                        ---------
                    Net cash used in investing activities                  (1,256)
                                                                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt issuance costs                                         (6,125)
                                                                        ---------
                    Net cash used in financing activities                  (6,125)
                                                                        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                         19,057
                                                                        ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                            $  14,767
                                                                        =========

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company owns 100% of the non-voting stock of the Service Companies, which manage certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. On a quarterly basis, the Company receives 95% of the net income, as defined, of each Service Company through ownership of the non-voting stock.

The following unaudited operating information presents a combined summary of the Service Companies' results of operations for the three and six months ended June 30, 1999:

                                                                     SIX MONTHS
                                                                        ENDED
                                                                    JUNE 30, 1999
                                                                    -------------
                                                                 (AMOUNTS IN THOUSANDS)

                  Revenues                                              $139,678
                  Net income                                              10,335

The following unaudited balance sheet information presents a combined summary of the Service Companies' financial position as of June 30, 1999:

                                                                     JUNE 30, 1999
                                                                     -------------
                                                                 (AMOUNTS IN THOUSANDS)
                  Current assets                                        $ 60,197
                  Total assets                                           156,345
                  Current liabilities                                     31,016
                  Total liabilities                                       32,586
                  Stockholders' equity                                   123,759

                  Total dividends accrued                                  7,381
                  Company share of dividends accrued                       7,381

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

On January 1, 1999, in connection with the completion of the Merger, the Company obtained a $650.0 million, secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent and several U.S. and non-U.S. banks. The Credit Facility includes up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees, and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

mortgages on the Company's real property. At June 30, 1999, the weighted average borrowing rate under the Credit Facility was 7.89% and the outstanding borrowings thereunder were $648.8 million.

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of $350.0 million tranche C term loans. The tranche C term loans will be payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002 with the balance paid in full on December 31, 2002. Under the Amended Credit Facility, Lehman Commercial Paper, Inc. ("LCPI") replaced NationsBank, N.A., as Administrative Agent.

The Amended Credit Facility, similar to the original Credit Facility, provides for interest rates, unused commitment fees, and letter of credit fees to change based on the Company's senior debt rating. As with the Credit Facility, the Amended Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The revised spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replace the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Credit Facility bear interest at a variable base rate equal to 4.0% in excess of LIBOR. This revised rate replaces the variable base rate equal to 3.25% in excess of LIBOR in the Credit Facility.

The Amended Credit Facility, similar to the original Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a revised borrowing base formula which considers, among other things, eligible real estate. The Amended Credit Facility contains certain revised financial covenants, primarily: (a) maintenance of a leverage, interest coverage, debt service coverage and total indebtedness ratios, and (b) restrictions on the incurrence of additional indebtedness. The Amended Credit Facility restricts the Company's ability to make the 1999 cash payment of the Special Dividend (as herein defined) unless (a) the Company has liquidity of at least $75.0 million at the dividend declaration date and (b) the Company receives at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and
(c) New CCA receives at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Company may, however, pay up to $31.0 million in cash if only (a) and (c) above are achieved. The Company was in compliance with all covenants under the Credit Facility through August 4, 1999 and currently, is in compliance with all covenants under the Amended Credit Facility. The Company expects to incur expenses of approximately $40 million related to this amendment and restatement.

On June 11, 1999 the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Notes"). Interest on the Notes will be paid semi-annually in arrears and the Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95 million after deducting expenses payable by Prison Realty in connection with the offering. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility. The Credit Facility repayments do not permanently reduce the commitments under the credit facility.

On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the Merger. Interest on the note was payable at LIBOR plus 1.35% and the note was convertible into shares of the Company's

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

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

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in 2009 with interest payable semi-annually at 9.5%. The notes are convertible into shares of the Company's common stock at a conversion price of $28.00 per share. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December, 1998 under substantially similar terms.

The $30.0 million of 7.5% convertible subordinated notes issued to PMI Mezzanine Fund L.P. in connection with the Merger require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June 30, 1999, the conversion price for the notes was $24.79 as compared to $27.42 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the conversion of the Sodexho convertible subordinated note on March 8, 1999 into 1.7 million shares of common stock at a conversion price of $4.09 per share and 2.6 million shares of common stock at a conversion price of $7.80 per share.

On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). Proceeds from sales under the Shelf Registration Statement have been and will be used for general corporate purposes, including the acquisition and development of correction and detention facilities. During the six months ended June 30, 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120 million.

On May 14, 1999, the Company registered 10.0 million shares of the Company's common stock for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides a method of investing cash dividends in, and making optional monthly cash purchases of the Company's common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on the NYSE. As of June 30, 1999, the Company has issued 1,039,025 shares under the Plan with 1,036,441 of these shares issued under the Plan's optional cash feature resulting in proceeds of $10.0 million which were received by the Company on July 1, 1999.

The Company expects to meet its short-term liquidity requirements generally through cash provided by operations and borrowings provided from the Notes and the Amended Credit Facility. The Company used the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility The Credit Facility repayments did not permanently reduce the commitments under the credit facility.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, to preserve its REIT status, the Company will distribute Old CCA's accumulated earnings and profits to which it succeeded in the Merger (the "Special Dividend"). The Company anticipates that it will make this distribution to all holders of shares of its common stock in

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

December 1999. This total distribution is estimated at $225.0 million and has been accrued on the Company's balance sheet at June 30, 1999 net of a two quarterly prepayments totaling $11.5 million. These prepayments represent $0.05 per share paid out in March 1999 and $0.05 per share paid out in June 1999. At the time of payment, the Company intends to allocate any overage between the Company's regular quarterly dividends paid and an amount equal to 95% of the Company's taxable net income toward the payment of the Special Dividend. Certain provisions of the Amended Credit Facility restrict the Company's ability to make the 1999 cash payment of the Special Dividend in cash, as previously described.

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

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions (including fees for property related services and tenant incentives to New CCA) by borrowing under the Amended Credit Facility and by issuing equity or debt securities in public or private transactions. For facilities to be owned by the Company and managed by governmental entities, the Company may elect to finance some or all of the total project cost through non-recourse long-term debt secured by the stream of lease payments. The Company anticipates that as a result of its initially low debt to total capitalization ratio and its intention to maintain a debt to total capitalization ratio of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

On January 1, 1999, immediately after the Merger, the Company entered into the Services Agreement with New CCA pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA agreed to perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of construction and development services by New CCA pursuant to the Services Agreement, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5%

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. A majority of the Company's current development projects are subject to a fee totaling 10%. Costs incurred related to the Services Agreement for the three and six months ended June 30, 1999 were $14.4 million and $26.5 million, respectively.

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

On May 4, 1999, the Company and New CCA entered into the Amended and Restated Tenant Incentive Agreement, effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and New CCA. The incentive fees with New CCA are being deferred and amortized as a reduction to rental revenues over the respective lease term. For the six months ended June 1999, the Company had paid tenant incentive fees of $45.0 million of which $18.1 million related to the $840 per bed allowance on the aforementioned 21,500 beds. These fees are being amortized against rental revenues over the life of the leases. The amount of unamortized incentives pursuant to the Amended and Restated Tenant Incentive Agreement, as of June 30, 1999 is $44.4 million.

Effective January 1, 1999, the Company entered into a business development agreement (the "Business Development Agreement") with New CCA which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services. For the three and six months ended June 30, 1999, costs incurred related to the Business Development Agreement were $3.3 million and $11.9 million, respectively.

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

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

The Company is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The Company's key information technology systems were Year 2000 compliant when acquired in the Merger. As such, the Company has incurred no expenses through June 30, 1999 and expects to incur no material costs in the future on Year 2000 remediation efforts.

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

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

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

New CCA is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. New CCA management expects to have the contingency plan completed by fall 1999.

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

Management's estimate of the Company's most reasonably likely worst case scenario involves the replacement of hardware, software or equipment if coding errors or other defects are discovered in the future. The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation or replacement of the Company's systems, or the potential failure of third parties' systems will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

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

The following table presents the Company's Funds from Operations for the three and six months ended June 30, 1999:

                                                    THREE MONTHS         SIX MONTHS
                                                        ENDED               ENDED
                                                    JUNE 30, 1999       JUNE 30, 1999
                                                    -------------       -------------
                                                          (AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS:
Net income available to common shareholders            $ 58,273            $ 33,518
Plus: real estate depreciation                           10,502              20,419
Add back non-recurring items:
Change in tax status                                         --              83,200
Loss on disposition of property                           1,631               1,631
                                                       --------            --------
                                                       $ 70,406            $138,768
                                                       ========            ========


CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow provided by operating activities was $104.6 million for the six months ended June 30, 1999 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $385.8 million for the six months ended June 30, 1999 and represents acquisitions of real estate properties and payments made under lease arrangements. The Company's cash flow provided by financing activities was $252.2 million for the six months ended June 30, 1999 and represents proceeds from the issuance of common

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

stock, issuance of long-term debt, borrowings under the Credit Facility and the Notes and payments of dividends on the preferred and common shares.

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

                            PRISON REALTY TRUST, INC.

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its Amended Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources". The interest on the Amended Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Credit Facility debt was 100 basis points higher or lower during the three months and six ended June 30, 1999, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $0.6 million or $1.3 million, respectively.

As of June 30, 1999, the Company had outstanding $100.0 million of its senior Notes with a fixed interest rate of 12.0%, $40.0 million of convertible notes with a fixed interest rate of 9.5%, $30.0 million of convertible notes with a fixed interest rate of 7.5% and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of June 30, 1999, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% decrease in market interest rates would not have a material impact on the Company. The Amended Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

Additionally, the Company may, from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and 12 months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 10% increase in market interest rates would not materially affect the value of these investments.

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

                            PRISON REALTY TRUST, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

FEDERAL COURT LITIGATION

Since May 26, 1999, fifteen complaints have been filed in federal court in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging securities fraud in connection with the agreements entered into by the Company in May of this year to increase the tenant incentive and other payments from the Company to New CCA, the Company's primary tenant. Thirteen of these complaints name as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The remaining two complaints name as defendants the Company, Doctor R. Crants, D. Robert Crants, III, Sodexho Alliance, S.A., all current directors of the Company and all of the former directors of Old CCA. A complaint substantially identical to the majority of those filed in federal court in Tennessee has been filed in the United States District Court for the Eastern District of New York. All of these complaints allege violations of federal securities laws based on the allegation that the Company and the individual defendants knew or should have known of the increased payments to New CCA prior to the date on which they were disclosed to the public and that, therefore, certain public filings and representations made by the Company and certain individuals were false and misleading. All of the complaints purport to be brought as class actions on behalf of one of two separate classes: (i) a class of all persons who publicly acquired shares of the Company on the open market from the time of the Merger through mid May of 1999, together with all former shareholders of Prison Realty who acquired shares of the Company as a result of the Merger, or (ii) a class of all persons who publicly acquired shares of the Company on the open market from the time of the Merger through mid May of 1999, together with all former shareholders of Prison Realty and shareholders of Old CCA who acquired shares of the Company as a result of the Merger. The Company believes it is likely that the complaint filed in the United States District Court for the Eastern District of New York will be transferred to the United States District Court for the Middle District of Tennessee and that all of the complaints will be consolidated into one action. The Company is investigating the allegations in the complaints, and although their outcome is not determinable, the Company intends to defend these actions vigorously.

STATE COURT LITIGATION

A purported shareholders derivative complaint was filed in the Chancery Court for Davidson County, Tennessee in Nashville against the Company, the current directors of the Company, persons who were directors of the Company at the time the agreements regarding the increased payments to New CCA were made, and New CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to New CCA. The Company also intends to defend this action vigorously.

MOTION TO SHOW CAUSE IN CCA SHAREHOLDER LITIGATION

The plaintiffs in the case In re Corrections Corporation of America Shareholder Litigation, which was filed in 1998 challenging the Merger and was settled based on certain revisions to the structure of the Merger, have filed a motion in the Chancery Court for Davidson County, Tennessee in Nashville to show cause why the defendants in that case are not in violation of the court order approving the settlement and should not be held in contempt. The motion alleges that the decisions in May, 1999, regarding the increased payments to New CCA violate the terms of the Stipulation of Settlement reached in that case and, therefore, also violate the order of the court of February 26, 1999, approving the settlement. The Company believes the motion is without merit and has responded accordingly. The matter is currently under advisement by the court.

                            PRISON REALTY TRUST, INC.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 1999 Annual Meeting of Stockholders was held on May 11, 1999. A total of 84,573,667 shares of the Company's common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy. At such meeting the following six (6) nominees for election as directors of the Company were elected without opposition, no nominee for director receiving less than 84,108,356 votes, or 99.4% of the shares represented at the meeting: D. Robert Crants, III, John W. Eakin, Jr., Ted Feldman, Ned Ray McWherter, and Jackson W. Moore as Class I directors; and Jean-Pierre Cuny as a Class III director. The stockholders also approved and/or ratified the following proposals presented to them pursuant to the vote totals indicated next to each item:

                 PROPOSAL                                      VOTE (# OF SHARES)

                                                          FOR       AGAINST   ABSTAINED
Approval of an amendment to the Company's
Charter to change the name of the Company to           84,088,478   386,643      98,546
Prison Realty Trust, Inc.

Ratification of the action of the Board of Directors
in selecting the firm of Arthur Andersen LLP
to be the independent auditors of the Company
for the fiscal year ending December 31, 1999           82,424,870   135,740   2,013,057

ITEM 5.  OTHER INFORMATION.

COMPLETION OF HIGH YIELD NOTE OFFERING

On June 11, 1999, the company completed the issuance and sale of $100.0 million of its senior Notes, generating net proceeds to the Company, after the deduction of offering expenses, of approximately $95.0 million. Lehman Brothers Inc. was the underwriter of the offering. The Company used the net proceeds from the offering for general corporate purposes and to repay revolving bank borrowing under the Credit Facility. More detailed information regarding the Notes and the related offering can be found herein under Note 5 to the Company's Condensed Consolidated Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

AMENDMENT TO AND RESTATEMENT OF CREDIT FACILITY

On August 4, 1999, the Company completed the Amended Credit Facility, increasing amounts available to the Company to $1.0 billion through the addition of a $350.0 million term loan. Lehman Brothers

                            PRISON REALTY TRUST, INC.


acted as advisor and lead arranger in connection with the expansion and Lehman Commercial Paper, Inc. and serves as Administrative Agent of the amended and restated facility. More detailed information regarding the Amended Credit Facility can be found herein under Note 5 to the Company's Condensed Consolidated Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

         1.1      Amended and Restated Underwriting Agreement, dated June 11,
                  1999, by and between the Company and Lehman Brothers Inc.

         4.1 Indenture dated as of June 10, 1999 by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities.

         4.2 First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999 relating to the $100.0 million aggregate principal amount of the Company's 12% Senior Notes due 2006.

         10.1     Amended and Restated Credit Agreement, dated as of August 4,
                  1999, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor, the several lenders from time to time party thereto, Lehman Commercial Paper Inc., as Administrative Agent, Societe Generale, as Documentation
                  Agent, The Bank of Nova Scotia, as Syndication Agent,
                  SouthTrust Bank, N.A., as Co-Agent, and Lehman Brothers Inc., as Advisor, as Lead Arranger, and as Book Manager.

         27.1     Financial Data Schedule (For SEC use only).

(b).     Reports on Form 8-K

         The Company's Current Report on Form 8-K, as filed with the Commission on May 25, 1999 (File no. 0-25245), relating to (i) the filing of a Preliminary Prospectus to the Company's Registration Statement on Form S-3 (Reg. no. 333-70419) covering the public offering of its senior unsecured notes, and (ii) the levels of occupancy at the facilities owned by the Company and New CCA, the Company's primary tenant.

         The Company's Current Report on Form 8-K, as filed with the Commission on June 4, 1999(File no. 0-25245) relating to certain litigation commenced against the Company as the result of the disclosure of increased payments by the Company to New CCA.

                            PRISON REALTY TRUST, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRISON REALTY TRUST, INC.

Date: August 16, 1999

                                        /s/ Vida H. Carroll
                                        ----------------------------------------
                                        Vida H. Carroll
                                        Chief Financial Officer/
                                        Chief Accounting Officer