Form 10-Q
period 1999-09-30
PRISON REALTY TRUST INC
filed 1999-11-10
CIK 1070985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                               -----------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

(Outstanding shares of the issuer's common stock, $0.01 par value per share, as of November 8, 1999) 118,381,951

                            PRISON REALTY TRUST, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                              PAGE
                                                                              ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
  a)     Condensed Consolidated Balance Sheets as of September 30, 1999
         (Unaudited) and December 31, 1998.................................... 2
  b)     Condensed Consolidated Statements of Income (Unaudited) for
         the three and nine months ended September 30, 1999 and 1998.......... 4
  c)     Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1999 and 1998................ 5
  d)     Notes to Condensed Consolidated Financial Statements................. 7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 19
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk................................................................. 37

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.................................................... 38
Item 2.  Changes in Securities and Use of Proceeds............................ 39
Item 3.  Defaults Upon Senior Securities...................................... 39
Item 4.  Submission of Matters to a Vote of Security Holders.................. 39
Item 5.  Other Information.................................................... 39
Item 6.  Exhibits and Reports on Form 8-K..................................... 39

SIGNATURE......................................................................40


                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

                            PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1999              1998
                                                 -------------     ------------
                                                  (UNAUDITED)

ASSETS
Real estate properties, at cost:
 Correctional and detention facilities           $ 2,306,074        $   637,640
 Less accumulated depreciation                       (39,015)           (10,251)
                                                 -----------        -----------
       Net real estate properties                  2,267,059            627,389

Cash and cash equivalents                             19,743             31,141
Restricted cash                                       24,205                 --
Notes receivable from New CCA                        138,549            138,549
Investments in affiliates and others                 126,875            127,691
Investments in direct financing leases                74,042             77,809
Deferred tax assets                                       --             51,200
Assets under lease arrangements, net                  49,499                 --
Receivable from New CCA                               26,221                 --
Other assets                                          57,340             36,658
                                                 -----------        -----------


         Total assets                            $ 2,783,533        $ 1,090,437
                                                 ===========        ===========




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                   (Continued)

                            PRISON REALTY TRUST, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (SEE NOTE 3)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             1999              1998
                                                          -----------      -----------
                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Distributions payable                                   $   209,729      $        --
  Bank credit facility                                        845,250          222,000
  Notes payable                                               100,000               --
  Convertible subordinated notes and other debt                70,778           77,833
  Accounts payable and accrued expenses                        59,135           81,200
  Income taxes payable                                          6,029           14,966
  Deferred gains on real estate transactions                       --          125,751
  Deferred gains on sales of contracts                        108,079          116,701
  Deferred tax liability                                       32,000               --
                                                          -----------      -----------

        Total liabilities                                   1,431,000          638,451
                                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 20,000,000 shares
     authorized; 4,300,000 and 0 outstanding                       43               --
  Common stock, $.01 par value; 300,000,000 shares
     authorized, 118,284,000 and 79,956,000 shares
     issued and outstanding                                     1,183              800
  Treasury stock                                                 (242)              --
  Additional paid-in capital                                1,380,469          398,493
  Retained earnings                                                --           52,693
  Cumulative net income                                       169,163               --
  Accumulated distributions                                  (198,083)              --
                                                          -----------      -----------

        Total stockholders' equity                          1,352,533          451,986
                                                          -----------      -----------

        Total liabilities and stockholders' equity        $ 2,783,533      $ 1,090,437
                                                          ===========      ===========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (SEE NOTE 3) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                           THREE MONTHS    THREE MONTHS     NINE MONTHS    NINE MONTHS
                                              ENDED           ENDED            ENDED          ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                               1999            1998            1999             1998
                                               ----            ----            ----             ----

REVENUES:
  Rental revenues                           $  67,075       $      --       $ 196,543       $      --
  Interest income                               5,708              --          17,749              --
  Licensing fees                                2,192              --           6,510              --
  Management and other revenues                    --         179,136              --         484,505
                                            ---------       ---------       ---------       ---------
                                               74,975         179,136         220,802         484,505
                                            ---------       ---------       ---------       ---------

EXPENSES:
  Depreciation and amortization                11,224           4,386          31,643          11,673
  General and administrative                    1,979           5,720           4,586          16,183
  Operating                                        --         124,794              --         339,136
  Lease                                            --          15,702              --          40,638
                                            ---------       ---------       ---------       ---------
                                               13,203         150,602          36,229         407,630
                                            ---------       ---------       ---------       ---------

OPERATING INCOME                               61,772          28,534         184,573          76,875

Equity in earnings of subsidiaries and
  amortization of deferred gains                6,950              --          22,107              --
Interest expense                              (11,610)         (1,603)        (26,919)         (4,879)
Interest income                                    --           1,715              --          10,202
Write off of loan costs                        (8,967)             --          (8,967)             --
Loss on disposition of property                    --              --          (1,631)             --
                                            ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                     48,145          28,646         169,163          82,198
Provision for change in tax status                 --              --          83,200              --
Provision for income taxes                         --           7,544              --          21,565
                                            ---------       ---------       ---------       ---------
NET INCOME                                     48,145          21,102          85,963          60,633

DIVIDENDS TO PREFERRED
 SHAREHOLDERS                                  (2,150)             --          (6,450)             --
                                            ---------       ---------       ---------       ---------

NET INCOME AVAILABLE FOR COMMON
 SHARES                                     $  45,995       $  21,102       $  79,513       $  60,633
                                            =========       =========       =========       =========
NET INCOME AVAILABLE PER COMMON
 SHARE:

 BASIC                                      $    0.39       $    0.30       $    0.70       $    0.87
                                            =========       =========       =========       =========

 DILUTED                                    $    0.39       $    0.27       $    0.69       $    0.77
                                            =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, BASIC                           118,196          70,849         114,003          69,934
                                            =========       =========       =========       =========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, DILUTED                         118,315          78,510         114,547          78,512
                                            =========       =========       =========       =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                              NINE MONTHS     NINE MONTHS
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  85,963       $  60,633
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                             31,643          11,673
        Provision for change in tax status                        83,200              --
        Deferred and other noncash income taxes                       --           1,186
        Write off of loan costs                                    8,967              --
        Amortization of loan costs                                 4,586              --
        Other noncash items                                        1,750             365
        Loss on disposition of property                            1,631               2
        Equity in earnings of unconsolidated entities            (14,099)           (649)
        Recognized gain on sales of contracts                     (8,008)             --
        Recognized gain on real estate transactions                   --          (9,979)
        Changes in assets and liabilities, net
           Accounts receivable                                    (2,454)        (50,053)
           Prepaid expenses                                         (338)         (3,025)
           Other current assets                                  (21,434)           (732)
           Accounts payable                                      (53,070)         41,810
           Income taxes payable                                   (8,937)        (13,514)
           Accrued expenses and other liabilities                  8,771          (1,494)
                                                               ---------       ---------
              Net cash provided by operating activities          118,171          36,223
                                                               ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                          (456,794)       (312,508)
   Increase in restricted cash and investments                    (7,017)             --
   Cash acquired in purchase of CCA Prison Realty Trust           21,894              --
   Payments under lease arrangements, net                        (51,071)             --
   Increase in other assets                                         (500)        (16,340)
   Proceeds from disposal of assets                                   --          36,412
   Acquisition of USCC subsidiaries, net of cash acquired             --          (9,341)
   Payments from investment in affiliates, net                    14,915          (2,891)
   Payments received on direct financing leases and
     notes receivable                                              3,767           3,541
                                                               ---------       ---------
              Net cash used in investing activities             (474,806)       (301,127)
                                                               ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                       40,000              --
   Payments on long-term debt                                     (2,788)            (45)
   Proceeds from line of credit, net                             346,382         165,000
   Proceeds from issuance of senior notes                        100,000              --
   Payment of debt issuance costs                                (53,729)         (2,925)
   Proceeds from issuance of common stock                        130,831              --
   Distributions paid on common shares                          (209,054)             --
   Distributions paid on preferred shares                         (6,450)             --
   Proceeds from exercise of stock options and warrants               45           1,954
   Purchase of treasury stock                                         --          (7,600)
                                                               ---------       ---------
              Net cash provided by financing activities          345,237         156,384
                                                               ---------       ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                       (11,398)       (108,520)
 CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD               31,141         136,147
                                                               ---------       ---------
 CASH AND CASH EQUIVALENTS, END OF THE PERIOD                  $  19,743       $  27,627
                                                               =========       =========




                                   (CONTINUED)

                       PRISON REALTY TRUST, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 3)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)



                                                              1999             1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of capitalized amounts)                    $    12,194       $  4,708
                                                           ===========       ========
  Income taxes                                             $     8,937       $ 34,927
                                                           ===========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES- INCREASES (DECREASES) TO CASH:
Long-term debt was converted into common stock:
  Other assets                                             $     1,161       $      5
  Long-term debt                                               (47,000)        (5,800)
  Common stock                                                      50          2,063
  Additional paid-in capital                                    45,789          1,588
  Treasury stock, at cost                                           --         51,029
  Retained earnings                                                 --        (48,885)
                                                           -----------       --------
                                                           $        --       $     --
                                                           ===========       ========
The Company acquired treasury stock and issued common
 stock through the exercise of stock options:
  Common stock                                             $         1       $    422
  Additional paid-in capital                                       241          3,421
  Retained earnings                                                 --           (115)
  Treasury stock, at cost                                         (242)        (3,728)
                                                           -----------       --------
                                                           $        --       $     --
                                                           ===========       ========
The Company converted a facility from investment in
  direct financing lease to property and equipment
  by acquiring the equity in the facility from the
  leasing entity:
  Accounts receivable                                      $        --       $  3,500
  Property and equipment                                            --        (16,207)
  Investment in direct financing leases                             --         12,707
                                                           -----------       --------
                                                           $        --       $     --
                                                           ===========       ========
The Company acquired a facility by converting a note
 receivable and assuming long-term debt
  Property and equipment                                   $        --       $(58,487)
  Notes receivable                                                  --         57,624
  Long-term debt                                                    --            863
                                                           -----------       --------
                                                           $        --       $     --
                                                           ===========       ========

The Company acquired CCA Prison Realty Trust's assets
 and liabilities for stock:
  Restricted cash                                          $   (17,188)      $     --
  Property and equipment                                    (1,323,100)            --
  Other assets                                                  (9,496)            --
  Accounts payable and accrued expenses                         29,248             --
  Line of credit                                               279,600             --
  Distributions payable                                          2,150             --
  Common stock                                                     253             --
  Preferred stock                                                   43             --
  Additional paid-in capital                                 1,081,161             --
  Retained earnings                                             43,817             --
  Accumulated distributions                                    (64,594)            --
                                                           -----------       --------
        Net cash acquired                                  $    21,894       $     --
                                                           ===========       ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.  ORGANIZATION AND OPERATIONS

BACKGROUND AND FORMATION TRANSACTIONS

Prison Realty Trust, Inc., formerly Prison Realty Corporation, a Maryland corporation (the "Company"), was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Prison Realty"), merged with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "Merger"), pursuant to an Amended and Restated Agreement and Plan of Merger by and among Old CCA, Prison Realty and the Company, dated as of September 29, 1998. Reference is made to the "Notes to the Condensed Consolidated Financial Statements" for the Company included in the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1999, filed with the United States Securities and Exchange Commission (the "Commission") on May 14, 1999 (File no. 0-25245), and for the quarter ended June 30, 1999, filed with the Commission on August 16, 1999 (File no. 0-25245), with respect to certain Merger transactions and contractual relationships, as well as other pertinent information of the Company.

The Merger has been accounted for as a reverse acquisition of the Company by Old CCA and the acquisition of Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. The historical equity sections of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16.

OPERATIONS

Prior to the Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Since the Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities. The Company operates, and currently intends to continue to operate, so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes and currently intends to elect to qualify as a REIT commencing with its taxable year ending December 31, 1999.

The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA, and the results of operations subsequent to January 1, 1999 reflect the operating results of the Company as a REIT. The accompanying unaudited condensed consolidated financial statements compare the operating results of the Company for the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998. Management believes the comparison between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA and the 1999 results of operations reflect the operating results of the Company as a REIT.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)


The following unaudited pro forma operating information presents a summary of comparable consolidated results of combined operations as a REIT of the Company and Prison Realty for the nine months ended September 30, 1998, as if the Merger had occurred as of January 1, 1998 and excluding the effect of any provision for the change in tax status. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Merger, in fact, occurred on January 1, 1998.


                                                                    PRO FORMA
                                                                NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998
                                                                ------------------

(amounts in thousands, except per share amounts)
Revenues                                                             $157,335
Operating income                                                      125,966
Net income available to common shareholders                           121,257
Net income per common share:
    Basic                                                            $   1.33
    Diluted                                                              1.21


2.  MERGER TRANSACTIONS AND RELATED CONTRACTUAL RELATIONSHIPS

On December 31, 1998, immediately prior to the Merger, Old CCA sold to Corrections Corporation of America, formerly Correctional Management Services Corporation, a privately-held Tennessee corporation formed in connection with the Merger ("New CCA"), all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into a trade name use agreement as described below. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of New CCA, representing a 9.5% economic interest in New CCA with an implied fair market value of $4.8 million. The CCA Note has a term of 10 years and bears interest at a rate of 12% per annum. Interest only is generally payable for the first four years of the CCA Note, and the principal will be amortized over the following six years. The sale to New CCA generated a deferred gain of $62.7 million.

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to Prison Management Services, LLC ("PMS") and Juvenile and Jail Facility Management Services, LLC ("JJFMS"), two privately-held Delaware limited liability companies formed in connection with the Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interests in PMS and JJFMS, which obligate PMS and JJFMS to make distributions to Old CCA equal to 95% of each company's net income, as defined, and have a combined implied fair market value of $123.0 million. The Company succeeded to these interests as a result of the Merger, and the Company's interests in PMS and JJFMS are included in "Investments in affiliates and others" in the accompanying balance sheet. The sales to PMS and JJFMS generated a combined deferred gain of $53.4 million. On January 1, 1999, PMS merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("Service Company A"), and JJFMS merged with Juvenile and Jail Facility Management Services, Inc., a privately-held Tennessee corporation ("Service Company B," and collectively with Service Company A, the "Service Companies").

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

The deferred gains from the sales of contracts to New CCA and the Service Companies will be amortized into income over multi-year periods as specified by the Commission's Staff Accounting Bulletin No. 81. The Company's investments in the Service Companies are being accounted for under the equity method of accounting. The Company's investment in New CCA is being accounted for under the cost method of accounting.

Under a trade name use agreement with New CCA resulting from the Merger (the "Trade Name Use Agreement"), New CCA pays a licensing fee to the Company for the right to use the name "Corrections Corporation of America" and derivatives thereof.

On January 1, 1999, immediately after the Merger, all existing leases between Old CCA and Prison Realty were cancelled, and the Company entered into a master lease agreement and leases with respect to each leased property with New CCA (the "New CCA Leases"). The terms of the New CCA Leases are twelve years which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and New CCA.

On January 1, 1999, immediately after the Merger, the Company entered into a services agreement (the "Services Agreement") with New CCA pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA will perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design and governmental relations. In consideration for the performance of such services by New CCA, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee referred to herein) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. A majority of the Company's current development projects are subject to a fee totaling 10%.

On January 1, 1999, immediately after the Merger, the Company entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with New CCA pursuant to which the Company agreed to pay to New CCA an incentive fee to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the incentive fee was set at $840 per bed for each facility leased by New CCA for which New CCA served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by New CCA. Therefore, on May 4, 1999, the Company and New CCA entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years, unless extended upon the written agreement of the Company and New CCA. The incentive fees with New CCA are being deferred and amortized as a reduction to rental revenues over the respective lease term.

Effective January 1, 1999, the Company entered into a four year business development agreement (the "Business Development Agreement") with New CCA, which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries subsequent to the Merger, including Prison Realty Management, Inc., a Tennessee corporation and wholly-owned management subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 0-25245), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company. Since prior to the Merger, Prison Realty had operated so as to qualify as a REIT, the Company has adopted certain significant accounting policies of Prison Realty. Reference is made to the audited financial statements of Prison Realty included in Prison Realty's Annual Report on Form 10-K for the fiscal year ending December 31, 1998, filed with the Commission on March 30, 1999 (File no. 1-13049), with respect to certain significant accounting and financial reporting policies as well as other pertinent information of Prison Realty.

4. REAL ESTATE PROPERTIES

As discussed previously, pursuant to the Merger, the Company acquired all of the assets and liabilities of Prison Realty on January 1, 1999, including 23 leased facilities and one real estate property under construction. The real estate properties acquired by the Company in conjunction with the acquisition of

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

Prison Realty have been recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16.

At September 30, 1999, the Company owned or was in the process of developing 51 correctional and detention facilities, of which 40 facilities were operating, eight were under construction or expansion and three were in the planning stages, with a total aggregate cost of $2.3 billion. At September 30, 1999, New CCA leased 32 facilities from the Company, governmental agencies leased five facilities from the Company and private operators leased three facilities from the Company. The Company expects to lease six of the facilities under construction or development to New CCA.

5. LONG TERM DEBT

On January 1, 1999, in connection with the completion of the Merger, the Company obtained a $650.0 million secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility includes up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of $350.0 million tranche C term loans. The tranche C term loans will be payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. Under the Amended Credit Facility, Lehman Commercial Paper Inc. ("LCPI") replaced NationsBank, N.A. as Administrative Agent.

The Amended Credit Facility, similar to the Credit Facility, provides for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. As with the Credit Facility, the Amended Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The revised spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replace the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Credit Facility bear interest at a variable base rate equal to 4.0% in excess of LIBOR. This revised rate replaces the variable base rate equal to 3.25% in excess of LIBOR in the Credit Facility. At September 30, 1999, the weighted average borrowing rate under the Amended Credit Facility was 9.6%, and the outstanding borrowings thereunder were $845.3 million which approximated the amount available to the Company under the Amended Credit Facility's borrowing base, as described below.

The Amended Credit Facility, similar to the Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a revised borrowing base formula which considers, among other things, eligible real estate. The Amended Credit Facility contains certain revised financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

indebtedness ratios; and (b) restrictions on the incurrence of additional indebtedness. The Amended Credit Facility restricts the Company's ability to make the 1999 cash payment of the Special Dividend (as herein defined) unless
(a) the Company has liquidity of at least $75.0 million at the dividend declaration date and (b) the Company receives at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and (c) New CCA receives at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Company may, however, pay up to $31.0 million in cash if only (a) and (c) above are achieved. The Company and New CCA have retained Merrill Lynch & Co. ("Merrill Lynch") as their respective financial advisor to assist them in completing a sale of equity and/or debt securities as required by the Amended Credit Facility in order to make the Special Dividend payment in cash. No assurances can be given as to whether or when any such transaction will be completed or, that in the event such transaction is completed, that the Special Dividend will be paid in cash. In the event that no such transaction is consummated prior to December 31, 1999, the Company will be prohibited from making the Special Dividend payment in cash. The Company currently intends to pay sufficient dividends in cash or securities to satisfy the distribution requirements for qualification as a REIT for the year ending December 31, 1999. Currently, the Board of Directors of the Company is considering various alternatives permissible under the REIT requirements with respect to the distributions payable to its stockholders, as more fully described in Note 6, "Distributions to Stockholders." The Company is in compliance with all covenants under the Amended Credit Facility. The Company incurred expenses of $39.2 million related to this amendment and restatement and wrote off $9.0 million of expenses related to the Credit Facility.

On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Notes"). Interest on the Notes will be paid semi-annually in arrears, and the Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95 million after deducting expenses payable by Prison Realty in connection with the offering. The Company used the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility.

On January 29, 1999, the Company issued $20.0 million of convertible, subordinated notes due in 2009, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes, with the first $20.0 million tranche issued in December, 1998 under substantially similar terms. The notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of September 30, 1999, the conversion price for the notes was $23.63 as compared to $28.00 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible, subordinated note issued to Sodexho Alliance S.A. ("Sodexho") into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible, subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share.

On March 8, 1999, the Company issued a $20.0 million convertible, subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the Merger. The note bore interest at LIBOR plus 1.35% and was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) a $7.0 million convertible, subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) a $20.0 million convertible, subordinated note bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 and

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

(iii) a $20.0 million convertible, subordinated note bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

The $30.0 million 7.5% convertible, subordinated note issued to PMI Mezzanine Fund, L.P. in connection with the Merger requires that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of September 30, 1999, the conversion price for the note was $23.63, as compared to $27.42 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible, subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible, subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share.

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

On August 27, 1999, the Company's Board of Directors declared a distribution of $0.60 per share on the Company's common stock, comprised of a regular quarterly dividend of $0.55 per share and a special dividend of $0.05 per share for the quarter ended September 30, 1999, to common stockholders of record on September 17, 1999, payable on September 30, 1999. These distributions were paid on September 30, 1999. In addition, the Board of Directors declared a quarterly dividend on the Company's 8.0% Series A Cumulative Preferred Stock of $0.50 per share to preferred stockholders of record on September 30, 1999, payable on October 15, 1999. These dividends were paid on October 15, 1999.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company is required to distribute Old CCA's earnings and profits to which it succeeded in the Merger (the "Accumulated Earnings and Profits"). The amount of the Accumulated Earnings and Profits is currently estimated at $235.0 million. All dividends paid by the Company thus far in 1999 have reduced the amount of the Accumulated Earnings and Profits. Thus, to satisfy the requirements relating to the distribution of the Accumulated Earnings and Profits, the Company must still distribute in 1999 the amount of the Accumulated Earnings and Profits, minus the dividends paid thus far in 1999. In addition to distributing the Accumulated Earnings and Profits, the Company is also required to distribute 95% of its taxable income for 1999. The Company currently intends to pay sufficient dividends (in cash or securities) to satisfy all distribution requirements for qualification as a REIT for 1999. The Company is currently considering the exact timing and method of the payment of these required distributions. The Company may partially satisfy these requirements through the payment of a one-time special dividend (the "Special Dividend"). Certain provisions of the Amended Credit Facility restrict the Company's ability to pay these required distributions in cash in 1999, as previously described. Merrill Lynch has been retained by each of the Company and New
CCA as its financial advisor to assist each company in raising the capital required by the Amended Credit Facility in order to make the Special Dividend payment in cash, also as previously described. There can be no assurance that the Company or New CCA will be able to raise the capital required under the Amended Credit Facility for the Company to pay the Special Dividend in cash or, in the event such transaction is completed, that the Special Dividend will be paid in cash.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)


7. CONTINGENCIES

Sixteen complaints have been filed in federal court in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging securities fraud in connection with the agreements entered into by the Company in May of this year to increase the tenant incentive and other payments from the Company to New CCA, the Company's primary tenant. On October 1, 1999, a United States Magistrate Judge entered an order consolidating these 16 cases into two separate actions. The plaintiffs' class in the first action consists of former shareholders of Old CCA who acquired shares of the Company as a result of the Merger. The plaintiffs' class in the second action consists of former shareholders of Prison Realty who acquired shares as a result of the Merger and all persons who acquired shares of the Company on the open market prior to May 17, 1999. On November 4, 1999, each of these plaintiffs' groups filed a separate amended complaint. A complaint substantially identical to the majority of those filed in federal court in Tennessee has been filed in the United States District Court for the Eastern District of New York, although to date neither the Company nor any of the named defendants has been served with a copy of the complaint. The Company believes it is likely that the complaint filed in the United States District Court for the Eastern District of New York, to the extent the plaintiffs desire to pursue the complaint, will be transferred to the United States District Court for the Middle District of Tennessee. Additionally, a purported shareholders' derivative complaint was filed in the Chancery Court for Davidson County, Tennessee in Nashville against the Company and the members of its board of directors regarding the increased payments to New CCA. The Company is continuing to investigate the allegations in the complaints, and although their outcome is not determinable, the Company is defending these actions vigorously.

8. EARNINGS PER SHARE

SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share are measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. For the three months ended September 30, 1999, earnings per share for basic and diluted were the same. For the nine months ended September 30, 1999, earnings per share for basic and diluted were $0.70 and $0.69, respectively.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

9. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the three and nine months ended September 30, 1999.

10. RELATIONSHIP WITH CORRECTIONS CORPORATION OF AMERICA

New CCA is a private prison management company which operates and manages the substantial majority of facilities owned by the Company. As a result of the Merger and certain contractual relationships existing between the Company and New CCA, the Company has significant sources of income from New CCA. In addition, the Company pays New CCA for services rendered to the Company in the development of its correctional and detention facilities. As of September 30, 1999, New CCA leased 32 of the 40 operating facilities owned by the Company.

INCOME

For the three and nine months ended September 30, 1999, the Company recognized rental revenue from New CCA of $64.7 million and $189.4 million, respectively.

For the three and nine months ended September 30, 1999, the Company recognized interest income of $4.1 million and $12.3 million, respectively, on the CCA Note in the principal amount of $137.0 million from New CCA. The interest is due from New CCA by December 31, 1999.

The Company also recognized $2.2 million and $6.5 million in licensing fee revenues from New CCA for the use of the name "Corrections Corporation of America" for the three and nine months ended September 30, 1999, respectively.

TENANT INCENTIVE AGREEMENT

The Amended and Restated Tenant Incentive Agreement between the Company and New CCA allows for Company payment of tenant incentive fees to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. Pursuant to the Amended and Restated Tenant Incentive Agreement, the Company pays (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. For the three and nine months ended September 1999, the Company had incurred tenant incentive fees of $6.1 million and $51.0 million, respectively, of which $18.1 million of the year-to-date amount related to the $840 per bed allowance on the aforementioned 21,500 beds. These fees are being amortized against rental revenues over the life of the leases. The amount of unamortized incentives pursuant to the Amended and Restated Tenant Incentive Agreement, as of September 30, 1999, is $49.5 million.

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

PAYMENT FOR SERVICES

The Company has entered into the Business Development Agreement and the Services Agreement with New CCA, which provide for the Company to pay fees to New CCA for services rendered to the Company for obtaining new construction projects (4.5% of expected project expenditures) and facilitating the construction and development of facilities (up to 10% of actual construction expenditures) and facility preparation services ($560 per new bed) provided by New CCA prior to the date on which inmates are first received at such facility. Costs incurred by the Company under these construction and development agreements are capitalized as part of the facilities' development cost. For the three and nine months ended September 30, 1999, costs incurred related to the Business Development Agreement were $3.1 million and $15.0 million, respectively. Costs incurred related to the Services Agreement for the three and nine months ended September 30, 1999 were $8.1 million and $34.6 million, respectively.

NEW CCA FINANCIAL INFORMATION

During the third quarter, New CCA completed evaluation of its revenue recognition of the construction and development fees received from PZN. Accordingly, New CCA adjusted the income recognized related to the construction and development fees received for the first and second quarters whereby more of the construction and development fees have been deferred and will be recognized into income over the life of the respective leases as opposed to being recognized as current period income. These adjustments did not impact New CCA's cash flows. The following summarized quarterly financial information of New CCA reflects the effect of the adjusted quarterly income recognition.

The following summarized unaudited operating information presents New CCA's results of operations for the three months ended March 31, 1999, the three and six months ended June 30, 1999, and the three and nine months ended September 30, 1999 (amounts in thousands):



                   THREE MONTHS      THREE MONTHS    SIX MONTHS      THREE MONTHS          NINE MONTHS
                   ENDED             ENDED           ENDED           ENDED                 ENDED
                   MARCH 31, 1999    JUNE 30, 1999   JUNE 30, 1999   SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                   --------------    -------------   -------------   ------------------    ------------------


Revenues           $112,363           $122,984        $235,348        $129,875               $365,222
Net loss            (28,160)           (25,318)        (53,478)        (31,010)               (84,488)


The following summarized unaudited balance sheet information presents New CCA's financial position as of March 31, 1999, June 30, 1999, and September 30, 1999 (amounts in thousands):


                              MARCH 31, 1999          JUNE 30, 1999            SEPTEMBER 30, 1999
                              --------------          -------------            ------------------
Current assets                  $ 95,869                 $ 94,955                   $ 87,970
Total assets                     214,943                  228,412                    237,740
Current liabilities               60,156                   49,910                     76,026
Deferred credits                  24,401                   73,240                     87,268
Total liabilities                221,557                  260,150                    300,294
Stockholders' equity              (6,614)                 (31,738)                   (62,554)

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)


The following summary presents New CCA's cash flows for the nine months ended September 30, 1999:


                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999
                                                                     ------------------
                                                                   (AMOUNTS IN THOUSANDS)

Cash flows used in operating activities                                 $  (6,999)
Cash flows used in investing activities                                    (3,383)
Cash flows used in financing activities                                    (6,125)
                                                                        ---------
Net decrease in cash for the nine months ended September 30, 1999       $ (16,507)
                                                                        =========

New CCA has utilized cash from borrowings under its line of credit, equity issuances and payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. New CCA expects to continue to use these sources of cash to offset its anticipated losses from operations; however, amounts presently anticipated to be available to New CCA will not be sufficient to offset all of New CCA's expected future operating losses. As such, New CCA will be required to raise additional equity or debt capital in the future. Each of the Company and New CCA has engaged Merrill Lynch as its financial advisor in connection with the possible sale of equity and/or debt securities (as required by the Amended Credit Facility in order for the Company to pay the Special Dividend in cash) and to evaluate the Company's and New CCA's financial conditions and results of operations. In connection with this process, the companies are exploring a broad range of alternatives designed to enhance shareholder value including, without limitation, a sale of equity and/or debt securities in either a single transaction or in a series of related transactions, or a business combination or other restructuring. To date, the Company and New CCA have received several proposals which are currently under consideration. No assurances can be given as to whether any financing or strategic alternative will be effected. In the event no such financing or strategic alternative is effected, there can be no assurance that New CCA will be able to make all of the required payments to the Company under the existing terms of the New CCA Leases. In addition, the financing or strategic alternative effected may have an impact on the Company's and New CCA's financial statements, their existing contractual and lease arrangements, and New CCA's ability to utilize its existing deferred tax assets. Cash used in investing activities consists of equipment additions. Cash used in financing activities consists of line of credit issuance fees.

The Company has included additional financial information of New CCA for the nine months ended September 30, 1999 herein under "Results of Operations" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

The following unaudited operating information presents a combined summary of the Service Companies' results of operations for the three and nine months ended September 30, 1999:


                                                  THREE MONTHS         NINE MONTHS
                                                     ENDED                ENDED
                                               SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                               ------------------    ------------------
                                                        (AMOUNTS IN THOUSANDS)
                    Revenues                        $ 74,306             $ 213,984
                    Net income                         4,506                14,841




The following unaudited balance sheet information presents a combined summary of the Service Companies' financial position as of September 30, 1999:


                                                       SEPTEMBER 30, 1999
                                                       ------------------
                                                      (AMOUNTS IN THOUSANDS)

                    Current assets                          $ 62,038
                    Total assets                             156,008
                    Current liabilities                       33,025
                    Total liabilities                         34,641
                    Stockholders' equity                     121,367

                    Total dividends accrued                    6,752
                    Company share of dividends accrued         6,752


                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates and general economic conditions. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 30, 1999 (File no. 0-25245). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW.

Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company included in the Company's Quarterly ReportS on Form 10-Q for the quarter ending March 31, 1999, filed with the Commission on May 14, 1999 (File no. 0-25245), and the quarter ended June 30, 1999, filed with the Commission on August 16, 1999 (File no. 0-25245), with respect to certain Merger transactions and contractual relationships as well as other pertinent information of the Company.

The Company was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Prison Realty"), merged with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "Merger"). The Company commenced operations on January 1, 1999. On December 31, 1998, immediately prior to the Merger, and in connection with the Merger, Old CCA sold to Corrections Corporation of America, formerly Correctional Management Services Corporation, a privately-held Tennessee corporation formed in connection with the Merger ("New CCA"), all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into the Trade Name Use Agreement, as described below. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of New CCA, representing a 9.5% economic interest. The CCA Note has a term of 10 years and bears interest at a rate of 12% per annum.

On December 31, 1998, immediately prior to the Merger and in connection with the Merger, Old CCA sold to Prison Management Services, LLC ("PMS") and Juvenile and Jail Facility Management Services, LLC ("JJFMS"), two privately-held Delaware limited liability companies formed in connection with the Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

In exchange, Old CCA received 100% of the non-voting membership interests in PMS and JJFMS, which obligate PMS and JJFMS to make distributions to Old CCA equal to 95% of each companies' net income, as defined, and are valued at the combined implied fair market value of $123.0 million. The Company succeeded to these interests as a result of the Merger, and the Company's interests in PMS and JJFMS are included in "Investments in affiliates and others" in the accompanying balance sheet. The sales to PMS and JJFMS generated a combined deferred gain of $53.4 million. On January 1, 1999, PMS merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("Service Company A"), and JJFMS merged with Juvenile and Jail Facility Management Services, Inc., a privately-held Tennessee corporation ("Service Company B," and collectively with Service Company A, the "Service Companies").

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

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities, including the New CCA Leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on the CCA Note; and (iv) license fees earned under the Trade Name Use Agreement. New CCA currently leases 32 of the Company's 40 operating facilities pursuant to a master lease agreement and leases with respect to each leased property with the Company (the "New CCA Leases") and is the Company's primary tenant.

New CCA is the lessee of a substantial majority of the Company's facilities. The Company, therefore, is dependent for its rental revenues upon New CCA's ability to make the lease payments required under the New CCA Leases for such facilities. New CCA's obligation to make payments under the New CCA Leases is not secured by any of the assets of New CCA, although the obligations under the New CCA Leases are cross-defaulted so that the Company could terminate all the leases if New CCA fails to make required lease payments. If this were to happen, however, the Company would be required to renegotiate existing leases or incentive fee arrangements, to find other suitable lessees or to risk losing its ability to elect or maintain REIT status, as applicable. In monitoring the ability of New CCA to satisfy its obligations under the lease agreements, the Company reviews on a quarterly basis (i) the net increase or decrease in cash of New CCA, (ii) the amount of available cash of New CCA, (iii) the amount of outstanding borrowings under New CCA's credit facility, (iv) projected future operations of New CCA, and (v) lease coverage ratios.

New CCA experienced a net loss of $31.0 million and $84.5 million for the three and nine months ended September 30, 1999, respectively, and had $7.0 million of cash flow used in operating activities for the first nine months ended September 30, 1999. Net decrease in cash and cash equivalents for the nine

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

months ended September 30, 1999 by New CCA was $16.5 million. New CCA has utilized cash from borrowings under its line of credit, equity issuances and payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. New CCA expects to continue to use these sources of cash to offset its anticipated losses from operations; however, amounts presently anticipated to be available to New CCA will not be sufficient to offset all of New CCA's expected future operating losses. As such, New CCA will be required to raise additional equity and/or debt capital in the future. Each of the Company and New CCA has engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in connection with the sale of equity and/or debt securities (as required by the Amended Credit Facility in order for the Company to pay the Special Dividend in cash) and to evaluate the Company's and New CCA's financial condition and results of operations. In connection with this process, the companies are exploring a broad range of alternatives designed to enhance shareholder value including, without limitation, a sale of equity and/or debt securities in either a single transaction or in a series of related transactions, or a business combination or other restructuring. To date, the Company and New CCA have received several proposals which are currently under consideration. No assurances can be given as to whether any financing or strategic alternative will be effected. In the event no such financing or strategic alternative is effected, there can be no assurance that New CCA will be able to make all of the required payments to the Company under the existing terms of the New CCA Leases. The failure of New CCA to make all of the rent payments would materially adversely affect the Company's financial condition and results of operations and ability to pay dividends. In addition, the transactions or strategic alternatives effected may have an impact on the Company's and New CCA's financial statements, their existing contractual and lease arrangements, and New CCA's ability to utilize its existing deferred tax assets. Moreover, while the Company has leases with tenants other than New CCA, there can be no assurance that the Company will be successful in obtaining lease agreements with lessees other than New CCA to an extent such that the Company is not dependent on New CCA as the primary source of its revenues. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable replacement lessees or to attract such lessees, and may, therefore, be required to provide additional tenant incentives or reduce the amounts to be received by the Company under its lease agreements.

The Company, together with its wholly owned management subsidiary, Prison Realty Management, Inc., incurs operating and administrative expenses including, principally, compensation expenses for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does procure property-related services from New CCA and engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long-and short-term indebtedness, and related interest expense, from time to time.

The Company has made distributions to its stockholders to date in amounts not less than the amounts required to qualify for REIT status under the Code and, in general, in amounts exceeding taxable income.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS.

The Company commenced operations on January 1, 1999 as a result of the Merger. The Merger was accounted for as a reverse acquisition of the Company by Old CCA and the purchase of Prison Realty by the Company. As such, Old CCA was treated as the acquiring company, and Prison Realty was treated as the acquired company, for financial reporting purposes. The provisions of the purchase method of accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. Management believes that comparison of financial results between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA, and the 1999 results of operations reflect the operating results of the Company as a REIT.

To provide a more reasonable prior period comparison, the following table presents the results of operations of the Company for the nine months ended September 30, 1999 and the pro forma results of operations of the Company for the nine months ended September 30, 1998 as if the Merger had occurred on January 1, 1998.


             (UNAUDITED AND AMOUNTS IN THOUSANDS)        NINE MONTHS        PRO FORMA NINE
                                                           ENDED             MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
           REVENUES:
             Rental revenue                             $ 196,543             $ 130,024
             Interest income                               17,749                22,531
             Licensing fees                                 6,510                 4,780
                                                        ---------             ---------
                Total revenues                            220,802               157,335
                                                        ---------             ---------
            EXPENSES:
             Depreciation and amortization                 31,643                27,269
             General and administrative                     4,586                 4,100
                                                        ---------             ---------
                Total expenses                             36,229                31,369
                                                        ---------             ---------
            OPERATING INCOME                              184,573               125,966
            Equity in earnings of subsidiaries and
             amortization of deferred gains                22,107               21,249
            Interest expense                              (26,919)             (20,239)
            Write off of loan costs                        (8,967)                  --
            Loss on disposition of property                (1,631)                  --
                                                        ---------            ---------
            INCOME BEFORE TAX EFFECTS AND
             DIVIDENDS TO PREFERRED
             SHAREHOLDERS                               $ 169,163            $ 126,976
                                                        =========            =========


RENTAL REVENUES -- For the three and nine months ended September 30, 1999, rental revenues were $67.1 million and $196.5 million, respectively, and were generated from the leasing of correctional and detention facilities. During the year, the Company began leasing three new facilities, one in February 1999, one in April 1999, and one in September 1999, respectively, in addition to the 37 facilities which were previously leased as of the beginning of the year.

INTEREST INCOME -- For the three and nine months ended September 30, 1999, interest income was $5.7 million and $17.7 million, respectively. The $137.0 million CCA Note bears interest at 12% and generated $4.1 million and $12.3 million in interest income for the three and nine months ended September 30, 1999. The remaining $1.6 million and $5.4 million, respectively, was a result of interest earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

LICENSING FEES -- For the three and nine months ended September 30, 1999, licensing fees were $2.2 million and $6.5 million, respectively. The licensing fees were earned as a result of the Trade Name Use

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

Agreement which granted New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of New CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

DEPRECIATION AND AMORTIZATION-- For the three and nine months ended September 30, 1999, depreciation expense was $11.2 million and $31.6 million, respectively. Depreciation expense as a percentage of rental revenues for the three and nine months ended September 30, 1999 was 16.7% and 16.1%, respectively. The Company uses the straight-line depreciation method over the 50 and five year lives of buildings and machinery and equipment, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES -- For the three and nine months ended September 30, 1999, general and administrative expenses were $2.0 million and $4.6 million, respectively. General and administrative expenses were 3.0% and 2.3% of rental revenues for the three and nine months ended September 30, 1999. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs.

WRITE OFF OF LOAN COSTS -- As a result of the amendment to the Credit Facility, the Company incurred a write off of loan costs of $9.0 million for the nine months ended September 30, 1999. See "Liquidity and Capital Resources" for more detail.

LOSS ON DISPOSITION OF PROPERTY - During the second quarter, the Company incurred a noncash loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement dated June 1999, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets' depreciated book value. As of September 30, 1999, the Company had a receivable of $3.0 million related to this settlement.

EQUITY IN EARNINGS OF SUBSIDIARIES AND AMORTIZATION OF DEFERRED GAINS -- For the three and nine months ended September 30, 1999, equity in earnings of subsidiaries and amortization of deferred gains were $7.0 million and $22.1 million, respectively. The equity in earnings of the Service Companies were $4.3 million and $14.1 million, respectively, for the three and nine months ended September 30, 1999. The amortization of the deferred gain on the sales of contracts to the Service Companies was $2.7 million and $8.0 million for the three and nine months ended September 30, 1999.

INTEREST EXPENSE -- For the three and nine months ended September 30, 1999, interest expense was $11.6 million and $26.9 million, respectively. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility and 12% senior notes due 2006, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $12.7 million and $29.1 million, respectively, for the three and nine months ended September 30, 1999.

CHANGE IN TAX STATUS -- The Company currently intends to elect to change its tax status from a C corporation to a REIT effective January 1, 1999. As of December 31, 1998, the Company's balance sheet reflected $51.2 million in deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, the Company was required to provide a provision for these deferred tax assets, excluding any tax liabilities required for subsequent periods, upon completion of the Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the nine months ended September 30, 1999.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


NEW CCA FINANCIAL INFORMATION

The following unaudited operating information presents New CCA's results of operations for the nine months ended September 30, 1999:


                                                           NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999
                                                           ------------------
                                                           (UNAUDITED AND
                                                         AMOUNTS IN THOUSANDS)

REVENUES                                                        $365,222
                                                               ---------
EXPENSES:
  Operating                                                      267,559
  Trade name use agreement                                         6,511
  Lease                                                          189,656
  General and administrative                                      18,220
  Depreciation and amortization                                    6,280
                                                               ---------
                                                                 488,226
                                                               ---------
OPERATING LOSS                                                  (123,004)
Interest expense, net                                             15,422
                                                               ---------
LOSS BEFORE INCOME TAXES                                        (138,426)
BENEFIT FOR INCOME TAXES                                         (53,938)
                                                               ---------
NET LOSS                                                       $ (84,488)
                                                               =========



                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

The following unaudited balance sheet information presents New CCA's financial position as of September 30, 1999:


                                                           SEPTEMBER 30, 1999
                                                           ------------------
                                                               (UNAUDITED)
                                                          (AMOUNTS IN THOUSANDS)

CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,550
  Trade accounts receivable, net of allowances                   72,433
  Prepaid expenses                                                4,564
  Deferred tax assets                                             1,752
  Other current assets                                            6,671
                                                               --------
          Total current assets                                   87,970

PROPERTY AND EQUIPMENT, NET                                      24,582

OTHER LONG-TERM ASSETS:
  Investment in contracts                                        63,827
  Deferred tax assets                                            52,186
  Other                                                           9,175
                                                               --------
          Total assets                                         $237,740
                                                               ========




                                  (continued)

The following unaudited balance sheet information presents New CCA's financial position as of September 30, 1999 (Continued):



                                                                  SEPTEMBER 30, 1999
                                                                  ------------------
(CONTINUED)                                                           (UNAUDITED)
                                                                (AMOUNTS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  29,097
  Accrued salaries and wages                                              9,256
  Accrued property taxes                                                  7,438
  Accrued interest                                                       12,296
  Deferred revenue                                                        2,381
  Other accrued expenses                                                 15,558
                                                                      ---------
    Total current liabilities                                            76,026
LONG-TERM DEBT                                                          137,000
DEFERRED CREDITS                                                         87,268
                                                                      ---------
    Total liabilities                                                   300,294
                                                                      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock- Class A; $0.01 (one cent)
    par value; 9,349 issued and
    outstanding; 100,000 shares authorized                                   93
  Common stock- Class B; $0.01 (one cent) par value;
    981 issued and outstanding; 100,000 shares
    authorized                                                               10
  Additional paid-in capital                                             25,133
  Deferred compensation                                                  (3,302)
  Retained deficit                                                      (84,488)
                                                                      ---------
    Total stockholders' equity                                          (62,554)
                                                                      ---------
    Total liabilities and stockholders' equity                        $ 237,740
                                                                      =========

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

The following is the unaudited cash flow statement for New CCA for the nine months ended September 30, 1999:


                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999
                                                                 ------------------
                                                               (UNAUDITED AND AMOUNTS
                                                                   IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                          $(84,488)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                    6,280
      Amortization of deferred credits                                (2,878)
      Deferred credits                                                90,146
      Deferred income taxes                                          (53,938)
      Other noncash items                                              2,082
      Write-off of debt issuance costs                                 2,706
      Changes in assets and liabilities, net
          Trade accounts receivable                                   (8,356)
          Prepaid expenses                                                39
          Other current assets                                          (958)
          Other long-term assets                                       1,694
          Accounts payable                                            14,534
          Accrued salaries and wages                                   4,837
          Accrued property taxes                                       3,137
          Deferred revenue                                            (1,393)
          Accrued interest                                            12,296
          Other accrued expenses                                       7,261
                                                                    --------
            Net cash used in operating activities                     (6,999)
                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions, net                               (3,383)
                                                                    --------
            Net cash used in investing activities                     (3,383)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt issuance costs                                      (6,125)
                                                                    --------
            Net cash used in financing activities                     (6,125)
                                                                    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (16,507)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                    19,057
                                                                    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $  2,550
                                                                    ========

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

The following unaudited operating information presents a combined summary of the Service Companies' results of operations for the nine months ended September 30, 1999:


                                                           NINE MONTHS
                                                              ENDED
                                                        SEPTEMBER 30, 1999
                                                        ------------------
                                                      (AMOUNTS IN THOUSANDS)
                    Revenues                                $213,984
                    Net income                                14,841



The following unaudited balance sheet information presents a combined summary of the Service Companies' financial position as of September 30, 1999:


                                                       SEPTEMBER 30, 1999
                                                       ------------------
                                                     (AMOUNTS IN THOUSANDS)

                    Current assets                         $ 62,038
                    Total assets                            156,008
                    Current liabilities                      33,025
                    Total liabilities                        34,641
                    Stockholders' equity                    121,367

                    Total dividends accrued                   6,752
                    Company share of dividends accrued        6,752


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

On January 1, 1999, in connection with the completion of the Merger, the Company obtained a $650.0 million, secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent and several U.S. and non-U.S. banks. The Credit Facility includes up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loans require principal quarterly payments of $625,000 throughout the term of the loan, with the remaining balance maturing on January 1, 2003 and the revolving loans maturing on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility are subject to change based on the Company's senior debt rating. The Credit Facility is secured by mortgages on the Company's real property.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of $350.0 million tranche C term loans. The tranche C term loans will be payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002 with the balance paid in full on December 31, 2002. Under the Amended Credit Facility, Lehman Commercial Paper Inc. ("LCPI") replaced NationsBank, N.A. as Administrative Agent.

The Amended Credit Facility, similar to the original Credit Facility, provides for interest rates, unused commitment fees, and letter of credit fees to change based on the Company's senior debt rating. As with the Credit Facility, the Amended Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The revised spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replace the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Credit Facility bear interest at a variable base rate equal to 4.0% in excess of LIBOR. This revised rate replaces the variable base rate equal to 3.25% in excess of LIBOR in the Credit Facility. At September 30, 1999, the weighted average borrowing rate under the Amended Credit Facility was 9.6%, and the outstanding borrowings thereunder were $845.3 million which approximated the amount available to the Company under the Amended Credit Facility's borrowing base, as described below.

The Amended Credit Facility, similar to the original Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a revised borrowing base formula which considers, among other things, eligible real estate. The Amended Credit Facility contains certain revised financial covenants, primarily: (a) maintenance of a leverage, interest coverage, debt service coverage and total indebtedness ratios; and (b) restrictions on the incurrence of additional indebtedness. The Amended Credit Facility restricts the Company's ability to make the 1999 cash payment of the Special Dividend (as herein defined) unless (a) the Company has liquidity of at least $75.0 million at the dividend declaration date and (b) the Company receives at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and
(c) New CCA receives at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Company may, however, pay up to $31.0 million in cash if only (a) and (c) above are achieved. The Company and New CCA have retained Merrill Lynch as their respective financial advisor to assist them in completing a sale of equity and/or debt securities as required by the Amended Credit Facility in order to make the Special Dividend payment in cash. No assurances can be given as to whether or when any such transaction will be completed or, in the event that such transaction is completed, that the Special Dividend will be paid in cash. In the event that no such transaction is consummated prior to December 31, 1999, the Company will be prohibited from making the Special Dividend payment in cash. The Company intends to pay sufficient dividends in cash or securities to satisfy the distribution requirements for qualification as a REIT for the year ending December 31, 1999. Currently, the Board of Directors of the Company is considering various alternatives permissible under the REIT requirements with respect to the distributions payable to its stockholders, as more fully described below. The Company is in compliance with all covenants under the Amended Credit Facility. The Company incurred expenses of $39.2 million related to this amendment and restatement and wrote off $9.0 million of expenses related to the Credit Facility.

On June 11, 1999 the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Notes"). Interest on the Notes will be paid semi-annually in arrears, and the Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95 million after deducting expenses payable by Prison Realty in connection with the

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

offering. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Amended Credit Facility. The Amended Credit Facility repayments do not permanently reduce the commitments under the Amended Credit Facility.

On March 8, 1999, the Company issued a $20.0 million convertible, subordinated note to Sodexho Alliance S.A. ("Sodexho") pursuant to a forward contract assumed by the Company from Old CCA in the Merger. Interest on the note was payable at LIBOR plus 1.35%, and the note was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) a $7.0 million convertible, subordinated note bearing interest at 8.5% into 1.7 million shares of common stock at a conversion price of $4.09 per share, (ii) a $20.0 million convertible, subordinated note bearing interest at 7.5% into 700,000 shares of common stock at a conversion price of $28.53 and
(iii) a $20.0 million convertible, subordinated note bearing interest at LIBOR plus 1.35% into 2.6 million shares of common stock at a conversion price of $7.80 per share.

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in 2009, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of September 30, 1999, the conversion price for the notes was $23.63 as compared to $28.00 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible, subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible, subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share, all as discussed below.

The $30.0 million 7.5% convertible subordinated note issued to PMI Mezzanine Fund, L.P. in connection with the Merger requires that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of September 30, 1999, the conversion price for the note was $23.63, as compared to $27.42 at issuance. This change in conversion price also resulted from dividends paid by the Company in 1999 and from the conversion of the Sodexho convertible, subordinated notes on March 8, 1999 into 1.7 million shares of common stock at a conversion price of $4.09 per share and 2.6 million shares of common stock at a conversion price of $7.80 per share.

On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). Proceeds from sales under the Shelf Registration Statement have been and will be used for general corporate purposes, including the acquisition and development of correctional and detention facilities. During the nine months ended September 30, 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120 million.

On May 14, 1999, the Company registered 10.0 million shares of the Company's common stock for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides a method of investing cash dividends in, and making optional monthly cash purchases of, the

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

Company's common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on the NYSE. As of September 30, 1999, the Company has issued 1,130,507 shares under the Plan, with 1,122,307 of these shares issued under the Plan's optional cash feature resulting in proceeds of $11.0 million.

The Company expects to meet its short-term operating liquidity requirements generally through cash provided by operations (primarily rents from New CCA) and borrowings provided from the Notes and the Amended Credit Facility. The Company used the net proceeds from the sale of the Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility. The Credit Facility repayments did not permanently reduce the commitments under the Credit Facility. Amounts presently anticipated to be available under New CCA's line of credit will not be sufficient to offset all of New CCA's expected future operating losses. In the event the Company or New CCA is unable to complete a transaction to address this strategic matter, there can be no assurance that New CCA will be able to make all of the required payments to the Company under the existing terms of the New CCA Leases.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company is required to distribute the Accumulated Earnings and Profits to which it succeeded in the Merger. The amount of the Accumulated Earnings and Profits is currently estimated at $235.0 million. All dividends paid by the Company thus far in 1999 have reduced the amount of the Accumulated Earnings and Profits. Thus, to satisfy the requirements relating to the distribution of the Accumulated Earnings and Profits, the Company must still distribute in 1999 the amount of the Accumulated Earnings and Profits, minus the dividends paid thus far in 1999. In addition to distributing the Accumulated Earnings and Profits, the Company is also required to distribute 95% of its taxable income for 1999. The Company currently intends to pay sufficient dividends (in cash or securities) to satisfy all distribution requirements for qualification as a REIT for 1999. The Company is currently considering the exact timing and method of the payment of these required distributions. The Company may partially satisfy these requirements through the payment of the Special Dividend. Certain provisions of the Amended Credit Facility restrict the Company's ability to pay these required distributions in cash in 1999, as previously described. Merrill Lynch has been retained by each of the Company and New CCA as its financial advisor to assist each company in raising the capital required by the Amended Credit Facility in order to make the Special Dividend payment in cash, also as previously described. There can be no assurance that the Company or New CCA will be able to raise the capital required under the Amended Credit Facility for the Company to pay the Special Dividend in cash or, in the event such transaction is completed, that the Special Dividend will be paid in cash.

All facilities owned by the Company will be leased to third parties generally under triple net leases, including the New CCA Leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any significant expenses in connection with the facilities during the terms of the New CCA Leases. The Company anticipates entering into similar leases with respect to all properties acquired in the future.

Available sources of capital to finance any future growth will include cash flows from operations, available borrowings under the Amended Credit Facility, the issuance of equity and/or debt, and asset sales. Availability and terms of any such issuances will depend upon the market for such securities and other conditions at such time. There can be no assurance that such additional financing, capital or asset disposition transactions will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the acquisition of additional properties and, as necessary, to meet certain distribution requirements imposed on REITs. To the extent the Company uses equity as consideration for future acquisitions, the Company will not require additional liquidity to finance such acquisitions.

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

On January 1, 1999, immediately after the Merger, the Company entered into an agreement with New CCA (the "Services Agreement") pursuant to which New CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, New CCA agreed to perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of construction and development services by New CCA pursuant to the Services Agreement, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. A majority of the Company's current development projects are subject to a fee totaling 10%. Costs incurred related to the Services Agreement for the three and nine months ended September 30, 1999 were $8.1 million and $34.6 million, respectively.

On January 1, 1999, immediately after the Merger, the Company entered into a tenant incentive agreement with New CCA (the "Tenant Incentive Agreement") pursuant to which the Company agreed to pay to New CCA an incentive fee to induce New CCA to enter into New CCA Leases with respect to those facilities developed and facilitated by New CCA. The amount of the incentive fee was set at $840 per bed for each facility leased by New CCA for which New CCA served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by New CCA.

On May 4, 1999, the Company and New CCA entered into an amended and restated tenant incentive agreement, (the "Amended and Restated Tenant Incentive Agreement") effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and New CCA. The incentive fees with New CCA are being deferred and amortized as a reduction to rental revenues over the respective lease term. For the three and nine months ended September 1999, the Company had incurred tenant incentive fees of $6.1 million and $51.0 million, respectively, of which $18.1 million of the year to date amount related to the $840 per bed allowance on the aforementioned 21,500 beds. These fees are being amortized against rental revenues over the life of the leases. The amount of unamortized incentives pursuant to the Amended and Restated Tenant Incentive Agreement, as of September 30, 1999 is $49.5 million.

Effective January 1, 1999, the Company entered into a business development agreement (the "Business Development Agreement") with New CCA which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services. For the three and nine months ended September 30, 1999, costs incurred related to the Business Development Agreement were $3.1 million and $15.0 million, respectively.

YEAR 2000 COMPLIANCE.

The Year 2000 issue relates to how computer systems and programs will recognize and process dates after the year 1999. Most computer systems and programs use two digits to specify a year, and if not modified prior to the year 2000, would be unable to distinguish between the year 1900 and the year 2000. This could result in system failures or miscalculations that could result in disruptions of normal business operations. The Year 2000 issue can also affect embedded technology systems and programs of a building such as security, elevator, energy, fire and safety systems. The Year 2000 issue affects virtually all companies and organizations.

The Company has completed an assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Based on this assessment, the Company believes that these key information technology systems are Year 2000 compliant. The Company has also evaluated its noncritical information technology systems for Year 2000 compliance and believes that these information technology systems are also Year 2000 compliant. There can be no assurances, however, that coding errors or other defects will not be discovered in the future.

The Company depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include commercial banks and other lenders, construction contractors, architects and engineers and vendors such as the providers of telecommunications and utilities. The Company has communicated with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. Based on responses from these third parties, the Company does not believe that there are any third-party related non-compliance issues that would have a material impact on the Company's operations.

The Company is in the final stage of developing a contingency plan that addresses problems that might arise in connection with its Year 2000 compliance. This contingency plan includes establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The Company's key information technology systems were Year 2000 compliant when acquired in the Merger. As such, the Company has incurred no expenses through September 30, 1999 and expects to incur no material costs in the future on Year 2000 remediation efforts.

Because New CCA is the lessee of a substantial majority of the Company's facilities, the Company may be vulnerable to New CCA's failure to remedy its Year 2000 issues. The failure of New CCA to remedy its Year 2000 problems could result in the delayed collection of lease payments by the Company, potentially resulting in liquidity stress. New CCA's Year 2000 compliance program has focused on addressing Year 2000 readiness in the following areas: (i) New CCA's information technology hardware and software; (ii) material non-information technology systems; (iii) Year 2000 compliance of third parties with which Operating Company has a material relationship; (iv) systems used to track and report

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

assets not owned by New CCA (e.g. inmate funds and personal effects); and (v) development of contingency plans.

New CCA has completed an assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include upgrades of New CCA's minicomputer hardware and critical financial applications. Based on this assessment and remediation efforts, New CCA believes that these key information technology systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future.

New CCA manages facilities it leases from the Company and facilities owned by and leased from government entities. New CCA evaluated whether the material non-information technology systems such as security control equipment, fire suppression equipment and other physical plant equipment at the facilities it leases from the Company are Year 2000 compliant. New CCA has requested that the owners of the government facilities it manages provide Year 2000 certification for material information technology and non-information technology systems at those facilities. All of New CCA's managed correctional facilities, as a part of general operating policy, have existing contingency plans that are deployed in the event key operational systems, such as security control equipment, should fail (e.g. when a power failure occurs). In addition, the correctional facilities' key security systems are "fail secure" systems which automatically "lock down" and are then operated manually should the related electronic components fail. Therefore, New CCA management believes no additional material risks associated with the physical operation of its correctional facilities are created as a result of potential Year 2000 issues.

New CCA depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include government agencies for which New CCA provides services, commercial banks and other lenders, construction contractors, architects and engineers, and vendors such as providers of food supplies and services, inmate medical services, telecommunications and utilities. New CCA contracted with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. New CCA has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts. If third parties with whom New CCA interacts have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of construction contractors and architects and engineers, in the delayed construction of correctional facilities; (ii) in the case of vendors, in disruption of important services upon which New CCA depends, such as medical services, food services and supplies, telecommunications and electrical power, (iii) in the case of government agencies, in delayed collection of accounts receivable potentially resulting in liquidity stress, or
(iv) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress.

New CCA also evaluated Year 2000 compliance of other software applications used to track and report assets that are not the property of New CCA. This includes applications used to track and report inmate funds and the inmates' personal effects. New CCA management expects to have upgrades of these applications completed by November 30, 1999.

New CCA is in the final stage of developing a contingency plan that addresses problems that might arise in connection with its Year 2000 compliance. This contingency plan includes establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible.

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

Management's estimate of the Company's most reasonably likely worst case scenario involves the replacement of hardware, software or equipment if coding errors or other defects are discovered in the future. The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation or replacement of the Company's systems, or the potential failure of third parties' systems, will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

FUNDS FROM OPERATIONS.

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations (the "White Paper") approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations for the three and nine months ended September 30, 1999:


                                                  THREE MONTHS       NINE MONTHS
                                                     ENDED              ENDED
                                               SEPTEMBER 30, 1999  SEPTEMBER 30, 1999
                                               ------------------  ------------------
                                                        (AMOUNTS IN THOUSANDS)

FUNDS FROM OPERATIONS:
Net income available to common shareholders         $ 45,995          $ 79,513
Plus: real estate depreciation                        11,224            31,643
Add back non-recurring items:
Change in tax status                                      --            83,200
Write off of loan costs                                8,967             8,967
Loss on disposition of property                           --             1,631
                                                    --------          --------
                                                    $ 66,186          $204,954
                                                    ========          ========


CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES.

The Company's cash flow provided by operating activities was $118.2 million for the nine months ended September 30, 1999 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $474.8 million for the nine months ended September 30, 1999 and represents acquisitions of real estate properties and payments made under lease arrangements. The Company's cash flow provided by financing activities was $345.2 million for the nine months ended September 30, 1999 and represents proceeds from the issuance of common stock, issuance of long-term debt, borrowings under the Amended Credit Facility and the Notes, payments of debt issuance costs and payments of dividends on shares of the Company's preferred and common stock.

INFLATION.

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

                            PRISON REALTY TRUST, INC.

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its Amended Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The interest on the Amended Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Credit Facility was 100 basis points higher or lower during the three months and nine months ended September 30, 1999, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $1.1 million or $2.4 million, respectively.

As of September 30, 1999, the Company had outstanding $100.0 million of its Notes with a fixed interest rate of 12.0%, $40.0 million of convertible, subordinated notes with a fixed interest rate of 9.5%, $30.0 million of convertible, subordinated notes with a fixed interest rate of 7.5% and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of September 30, 1999, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% decrease in market interest rates would not have a material impact on the Company. The Amended Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

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

                            PRISON REALTY TRUST, INC.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

FEDERAL COURT LITIGATION

Sixteen complaints have been filed in federal court in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging securities fraud in connection with the agreements entered into by the Company in May of this year to increase the tenant incentive fees and other payments from the Company to New CCA, the Company's primary tenant. Fourteen of these complaints name as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The remaining two complaints name as defendants the Company, Doctor
R. Crants, D. Robert Crants, III, Sodexho, all current directors of the Company and all of the former directors of Old CCA. All of these complaints allege violations of federal securities laws based on the allegation that the Company and the individual defendants knew or should have known of the increased payments to New CCA prior to the date on which they were disclosed to the public and that, therefore, certain public filings and representations made by the Company and certain individuals were false and misleading. On October 1, 1999, a United States Magistrate Judge entered an order consolidating these 16 cases into two separate actions. The plaintiffs' class in the first action consists of former shareholders of Old CCA who acquired shares of the Company as a result of the Merger. The plaintiffs' class in the second action consists of former shareholders of Prison Realty who acquired shares as a result of the Merger and all persons who acquired shares of the Company on the open market prior to May 17, 1999. On November 4, 1999, each of these plaintiffs' groups filed a separate amended complaint. A complaint substantially identical to the majority of those filed in federal court in Tennessee has been filed in the United States District Court for the Eastern District of New York, although to date neither the Company nor any of the named defendants have been served with a copy of the complaint. The Company believes it is likely that the complaint filed in the United States District Court for the Eastern District of New York, to the extent the plaintiffs intend to pursue the complaint, will be transferred to the United States District Court for the Middle District of Tennessee. The Company is continuing to investigate the allegations in the complaints, and although their outcome is not determinable, the Company is defending these actions vigorously.

STATE COURT LITIGATION

A purported shareholders' derivative complaint was filed in the Chancery Court for Davidson County, Tennessee in Nashville against the Company, New CCA, the current directors of the Company and persons who were directors of the Company at the time the agreements regarding the increased payments to New CCA were made. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to New CCA. The Company is also defending this action vigorously.

MOTION TO SHOW CAUSE IN CCA SHAREHOLDER LITIGATION

The plaintiffs in the case In re Corrections Corporation of America Shareholder Litigation, which was filed in 1998 challenging the Merger and was settled based on certain revisions to the structure of the Merger, filed a motion in the Chancery Court for Davidson County, Tennessee in Nashville to show cause why the defendants in that case were not in violation of the court order approving the settlement and should not be held in contempt. The motion alleged that the actions of the Company and New CCA in May 1999, regarding increased payments to New CCA, violated the terms of the Stipulation of Settlement reached in that case and, therefore, also violated the order of the court of February 26, 1999 approving the settlement. On August 18, 1999 the court denied the plaintiffs' claim. The allotted time for the plaintiffs' appeal of this ruling expired without any appeal being filed by the plaintiffs.

                            PRISON REALTY TRUST, INC.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     27.1   Financial Data Schedule (For SEC use only).

(b)  Reports on Form 8-K.

            None.

                            PRISON REALTY TRUST, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PRISON REALTY TRUST, INC.

Date: November 10, 1999

                                      /s/ Vida H. Carroll
                                      ----------------------------------
                                      Vida H. Carroll
                                      Chief Financial Officer/
                                      Chief Accounting Officer