Form 10-Q/A
period 1999-09-30
PRISON REALTY TRUST INC
filed 2000-02-17
CIK 1070985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                AMENDMENT NO. 1

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

                            PRISON REALTY TRUST, INC.

                                  FORM 10-Q/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                             PAGE
                                                                             ----
PART I -- FINANCIAL INFORMATION
         Explanatory Note.................................................... 2
Item 1.  Financial Statements
  a)     Condensed Consolidated Balance Sheets as of September 30, 1999
         (Unaudited) and December 31, 1998................................... 3
  b)     Condensed Consolidated Statements of Income (Unaudited) for
         the three and nine months ended September 30, 1999 and 1998......... 5
  c)     Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1999 and 1998............... 6
  d)     Notes to Condensed Consolidated Financial Statements................ 8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 20

SIGNATURE.................................................................... 38


                                EXPLANATORY NOTE

         This amendment to the Form 10-Q of Prison Realty Trust, Inc. (the "Company") for the period ended September 30, 1999 includes revised financial information of Corrections Corporation of America ("New CCA"), the Company's significant lessee, that has been provided by New CCA to the Company.

         The revision reflects additional non-cash lease expenses of New CCA for the first nine months of 1999 of approximately $57 million related to New CCA's accrual of its fixed rent escalators on a straight line basis as required by generally accepted accounting principles. This revision has no effect on the actual cash flows from operations of New CCA or the Company. On December 31, 1999, the Company and New CCA amended the lease agreements related to the fixed portion of the annual rent escalators, and New CCA intends to reverse the $57 million of expenses in its fourth quarter 1999 financial statements.

          The revision also reflects New CCA's decision that previously reported income tax benefits of $54 million related to its 1999 losses should be fully reserved as of September 30, 1999. This revision has no effect on the actual cash flows from operations of New CCA or the Company.

          With both revisions, New CCA's stockholders' equity was reduced by $111 million as of September 30, 1999.

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

FINANCIAL INFORMATION OF NEW CCA

The following summarized unaudited operating information presents the results of operations of New CCA for the three months ended March 31, 1999, the three and six months ended June 30, 1999, and the three and nine months ended September 30, 1999, restated to reflect the effects as outlined in the introductory explanatory note of the Form 10-Q/A (amounts in thousands):



                   THREE MONTHS      THREE MONTHS    SIX MONTHS      THREE MONTHS          NINE MONTHS
                   ENDED             ENDED           ENDED           ENDED                 ENDED
                   MARCH 31, 1999    JUNE 30, 1999   JUNE 30, 1999   SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                   --------------    -------------   -------------   ------------------    ------------------


Revenues           $112,363           $122,985        $235,348        $129,874               $365,222
Net loss            (39,766)           (37,262)        (77,028)       (118,346)              (195,374)


The following summarized unaudited balance sheet information presents New CCA's financial position as of March 31, 1999, June 30, 1999, and September 30, 1999 (amounts in thousands):


                              MARCH 31, 1999          JUNE 30, 1999            SEPTEMBER 30, 1999
                              --------------          -------------            ------------------
Current assets                  $ 95,869                 $ 94,955                   $ 86,218
Total assets                     222,364                  243,470                    183,802
Current liabilities               60,156                   49,910                     76,026
Deferred credits                  24,401                   73,240                     87,268
Accrued future rent               19,027                   38,609                     56,948
Total liabilities                240,584                  298,759                    357,242
Stockholders' deficit            (18,220)                 (55,289)                  (173,440)

                            PRISON REALTY TRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)


The following summary presents the cash flows of New CCA for the nine months ended September 30, 1999:


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

This Amended Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates and general economic conditions. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 30, 1999 (File no. 0-25245). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

New CCA experienced a net loss of $118.3 million and $195.4 million for the three and nine months ended September 30, 1999, respectively, and had $7.0 million of cash flow used in operating activities for the first nine months ended September 30, 1999. Net decrease in cash and cash equivalents for the nine

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

months ended September 30, 1999 by New CCA was $16.5 million. New CCA has utilized cash from borrowings under its line of credit, equity issuances and payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. New CCA expects to continue to use these sources of cash to offset its anticipated losses from operations; however, amounts presently anticipated to be available to New CCA will not be sufficient to offset all of New CCA's expected future operating losses. As such, New CCA will be required to raise additional equity and/or debt capital in the future. Each of the Company and New CCA has engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in connection with the sale of equity and/or debt securities (as required by the Amended Credit Facility in order for the Company to pay the Special Dividend in cash) and to evaluate the Company's and New CCA's financial condition and results of operations. In connection with this process, the companies are exploring a broad range of alternatives designed to enhance shareholder value including, without limitation, a sale of equity and/or debt securities in either a single transaction or in a series of related transactions, or a business combination or other restructuring. To date, the Company and New CCA have received several proposals which are currently under consideration. No assurances can be given as to whether any financing or strategic alternative will be effected. In the event no such financing or strategic alternative is effected, there can be no assurance that New CCA will be able to make all of the required payments to the Company under the existing terms of the New CCA Leases. The failure of New CCA to make all of the rent payments would materially adversely affect the Company's financial condition and results of operations and ability to pay dividends. In addition, the transactions or strategic alternatives effected may have an impact on the Company's and New CCA's financial statements, their existing contractual and lease arrangements, and New CCA's ability to utilize its existing deferred tax assets. Moreover, while the Company has leases with tenants other than New CCA, there can be no assurance that the Company will be successful in obtaining lease agreements with lessees other than New CCA to an extent such that the Company is not dependent on New CCA as the primary source of its revenues. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable replacement lessees or to attract such lessees, and may, therefore, be required to provide additional tenant incentives or reduce the amounts to be received by the Company under its lease agreements.

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

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


FINANCIAL INFORMATION OF NEW CCA

The following unaudited operating information presents the results of operations of New CCA:


                                THREE MONTHS ENDED    SIX MONTHS ENDED      NINE MONTHS ENDED
                                  MARCH 31, 1999      JUNE 30, 1999         SEPTEMBER 30, 1999
                                ------------------   -----------------      ------------------
                                                      (UNAUDITED AND
                                                   AMOUNTS IN THOUSANDS)

REVENUES                             $112,363           $ 235,348               $ 365,222
                                     --------           ---------               ---------
EXPENSES:
  Operating                            82,170             168,502                 267,559
  Trade name use agreement              2,139               4,318                   6,511
  Lease                                80,734             163,093                 246,604
  General and administrative            5,775              11,740                  18,220
  Depreciation and amortization         2,062               4,135                   6,280
                                     --------           ---------               ---------
                                      172,880             351,788                 545,174
                                     --------           ---------               ---------
OPERATING LOSS                        (60,517)           (116,440)               (179,952)
Interest expense, net                   6,606              10,870                  15,422
                                     --------           ---------               ---------
LOSS BEFORE INCOME TAXES              (67,123)           (127,310)               (195,374)
BENEFIT FOR INCOME TAXES               27,357              50,282                     --
                                     --------           ---------               ---------
NET LOSS                             $(39,766)          $ (77,028)              $(195,374)
                                     ========           =========               =========

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

The following unaudited balance sheet information presents the financial position of New CCA as of September 30, 1999:


                                                           SEPTEMBER 30, 1999
                                                           ------------------
                                                               (UNAUDITED)
                                                          (AMOUNTS IN THOUSANDS)

CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,550
  Trade accounts receivable, net of allowances                   72,433
  Prepaid expenses                                                4,564
  Other current assets                                            6,671
                                                               --------
          Total current assets                                   86,218

PROPERTY AND EQUIPMENT, NET                                      24,582

OTHER LONG-TERM ASSETS:
  Investment in contracts                                        63,827
  Other                                                           9,175
                                                               --------
          Total assets                                         $183,802
                                                               ========




                                  (continued)

The following unaudited balance sheet information presents the financial position of New CCA as of September 30, 1999 (Continued):



                                                                  SEPTEMBER 30, 1999
                                                                  ------------------
(CONTINUED)                                                           (UNAUDITED)
                                                                (AMOUNTS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  29,097
  Accrued salaries and wages                                              9,256
  Accrued property taxes                                                  7,438
  Accrued interest                                                       12,296
  Deferred revenue                                                        2,381
  Other accrued expenses                                                 15,558
                                                                      ---------
    Total current liabilities                                            76,026
LONG-TERM DEBT                                                          137,000
DEFERRED CREDITS                                                         87,268
ACCRUED FUTURE RENT                                                      56,948
                                                                      ---------
    Total liabilities                                                   357,242
                                                                      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock- Class A; $0.01 (one cent)
    par value; 9,349 issued and
    outstanding; 100,000 shares authorized                                   93
  Common stock- Class B; $0.01 (one cent) par value;
    981 issued and outstanding; 100,000 shares
    authorized                                                               10
  Additional paid-in capital                                             25,133
  Deferred compensation                                                  (3,302)
  Retained deficit                                                     (195,374)
                                                                      ---------
    Total stockholders' equity                                         (173,440)
                                                                      ---------
    Total liabilities and stockholders' equity                        $ 183,802
                                                                      =========

                            PRISON REALTY TRUST, INC.

     ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

The following is the unaudited cash flow statement of New CCA for the nine months ended September 30, 1999:


                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999
                                                                 ------------------
                                                               (UNAUDITED AND AMOUNTS
                                                                   IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                         $(195,374)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                    6,280
      Amortization of deferred credits                                (2,878)
      Deferred credits                                                90,146
      Accrued future rent                                             56,948
      Other noncash items                                              2,082
      Write-off of debt issuance costs                                 2,706
      Changes in assets and liabilities, net
          Trade accounts receivable                                   (8,356)
          Prepaid expenses                                                39
          Other current assets                                          (958)
          Other long-term assets                                       1,694
          Accounts payable                                            14,534
          Accrued salaries and wages                                   4,837
          Accrued property taxes                                       3,137
          Deferred revenue                                            (1,393)
          Accrued interest                                            12,296
          Other accrued expenses                                       7,261
                                                                    --------
            Net cash used in operating activities                     (6,999)
                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions, net                               (3,383)
                                                                    --------
            Net cash used in investing activities                     (3,383)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt issuance costs                                      (6,125)
                                                                    --------
            Net cash used in financing activities                     (6,125)
                                                                    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (16,507)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                    19,057
                                                                    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $  2,550
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

                            PRISON REALTY TRUST, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PRISON REALTY TRUST, INC.

Date: February 16, 2000

                                      /s/ Vida H. Carroll
                                      ----------------------------------
                                      Vida H. Carroll
                                      Chief Financial Officer/
                                      Chief Accounting Officer