Form 10-K
period 1999-12-31
PRISON REALTY TRUST INC
filed 2000-03-30
CIK 1070985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-0200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  Title of each class                                   Name of each exchange on which registered
                  -------------------                                   -----------------------------------------
               Common Stock, $.01 par value per share                           New York Stock Exchange
8.0% Series A Cumulative Preferred Stock, $.01 par value per share              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $461,439,580 as of March 15, 2000, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant's Common Stock outstanding on March 15, 2000 was 118,395,379.

                           PRISON REALTY TRUST, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

Item No.                                                                                                           Page
--------                                                                                                           ----

                                                            PART I

1.       Business
                  General Development of Business                                                                     1
                           The Company                                                                                1
                           CCA, PMSI and JJFMSI                                                                       2
                           The 1999 Merger                                                                            3
                  Recent Developments                                                                                 5
                           Restructuring and Related Transactions                                                     5
                           Proposed Restructuring Led by Affiliates of Fortress and Blackstone                        6
                           Proposed Restructuring Led by Pacific Life                                                10
                           Determination of Proposed Restructuring                                                   11
                           Transactions Between the Company and CCA                                                  11
                           Solicitation of Consents for Waivers of, and Amendments to, Provisions of the
                              Company's and CCA's Outstanding Indebtedness                                           12
                           1999 Financial Statements and Going Concern Matters                                       16
                           Shareholder Litigation                                                                    17
                  Shelf Registration                                                                                 18
                  Dividend Reinvestment Plan                                                                         18
                  Senior Notes Offering                                                                              19
                  Issuance of Convertible, Subordinated Notes                                                        19
                  Sale of Maurice H. Sigler Detention Center                                                         19
                  Financial Information About Industry Segments                                                      20
                  Narrative Description of Business                                                                  20
                           Business Objectives and Strategies                                                        20
                  Leases and Other Contractual Relationships with Primary Tenant                                     24
                           Leases                                                                                    24
                           Other Contractual Relationships                                                           25
                  Government Regulation                                                                              26
                           Environmental Matters                                                                     26
                           Americans with Disabilities Act                                                           26
                  Insurance                                                                                          27
                  Employees                                                                                          27
                  Legal Proceedings                                                                                  28
                  Competition                                                                                        28
                  Risk Factors                                                                                       28
                           The Company is Subject to Risks Inherent in the
                             Corrections and Detention Industry                                                      29
                           The Company is Subject to Tax Related Risks                                               30
                           The Company is Subject to Risks Inherent in Investment in Real Estate Properties          31
                           Dependence on Tenants for Revenue                                                         31
                           Dependence on Outside Financing to Support the
                              Company's Growth; Dilutive Effect of Such Financing                                    32
                           Lack of Control Over Day-to-Day Operations and Management of its Facilities               32
                           Potential Conflicts of Interest May Have an Effect on the Company                         33


                  Tax Status                                                                                         33
                           Taxation as a REIT                                                                        34
                           Taxation as a C corporation                                                               36
                  Foreign Operations                                                                                 36
2.       Properties                                                                                                  37
                  General                                                                                            37
                  The Facilities                                                                                     37
                           General                                                                                   37
                           Facilities Under Construction or Development                                              40
3.       Legal Proceedings                                                                                           41
4.       Submission of Matters to a Vote of Security Holders                                                         42

                                                           PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                                       42
                  Market Price of and Distributions on Common Stock                                                  42
                           The Company                                                                               42
                           Old Prison Realty                                                                         43
                           Old CCA                                                                                   43
                  Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities             44
                           Sale of Unregistered Securities                                                           44
                           Use of Proceeds from the Sale of Registered Securities                                    46
6.       Selected Financial Data                                                                                     49
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                       50
                  Overview                                                                                           51
                  Results of Operations                                                                              54
                  Prospective Restructuring and Related Equity Investment                                            56
                  Year ended December 31, 1999                                                                       57
                  Year ended December 31, 1998 compared with year ended December 31, 1997                            60
                  Liquidity and Capital Resources for the year ended December 31, 1999                               63
                  Cash Flow Related to CCA                                                                           71
                  Commitments and Contingencies                                                                      74
                  Liquidity and Capital Resources for the Year Ended
                     December 31, 1998 as Compared to the Year Ended
                     December 31, 1997                                                                               75
                  Year 2000 Compliance                                                                               76
                  Funds from Operations                                                                              77
                  Inflation                                                                                          78
7A.      Quantitative and Qualitative Disclosures about Market Risk                                                  79
8.       Financial Statements and Supplementary Data                                                                 81
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        81

                                                           PART III

10.      Directors and Executive Officers of the Registrant                                                          82
                  Information Regarding Members of the Current Board of Directors                                    82
                           Class I Directors                                                                         82
                           Class II Directors                                                                        83
                           Class III Directors                                                                       83
                  Information Regarding Executive Officers of the Company who are not Directors                      84
                  Committees of the Company's Board                                                                  84
                           Audit Committee                                                                           84
                           Compensation Committee                                                                    85
                           Independent Committee                                                                     85
                           Special Committee                                                                         85

                  Meetings of the Company's Board                                                                    85
                  Compensation of the Company's Directors                                                            85
                  Section 16(a) Beneficial Ownership Reporting Compliance                                            86
11.      Executive Compensation                                                                                      87
                  Summary Compensation Table                                                                         87
                  Option/SAR Grants in Last Fiscal Year                                                              91
                  Aggregated Option/SAR Exercises in the Last Year and Fiscal Year-End Option/SAR Values             92
                  Employment and Severance Agreements                                                                92
                  Change of Control Provisions                                                                       93
                           Deferred Stock Agreements                                                                 93
                  Report of the Compensation Committee                                                               93
                           Objectives of Executive Compensation                                                      93
                           Compensation Committee Procedures                                                         93
                           Base Salary                                                                               94
                           Annual Incentives                                                                         94
                           Long-Term Incentives                                                                      94
                           Executive Equity Loan Plan                                                                94
                           Compensation of Chief Executive Officer in 1999                                           95
                           Tax Deductibility of Compensation                                                         95
                  Performance Graph                                                                                  95
                           The Company                                                                               95
                           Old Prison Realty                                                                         96
                           Old CCA                                                                                   97
12.      Security Ownership of Certain Beneficial Owners and Management                                              98
                  Ownership of the Company's Common Stock                                                            98
                  Ownership of the Company's Series A Preferred Stock                                               100
13.      Certain Relationships and Related Transactions                                                             100

                                                            PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            102

                                                          SIGNATURES

                                NOTE CONCERNING
                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K (the "Annual Report") filed by Prison Realty Trust, Inc. (formerly Prison Realty Corporation), a Maryland corporation (the "Company" or "Prison Realty"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements with respect to the Company's financial condition, results of operations, business, future profitability, growth strategy and its assumptions regarding other matters. Words such as "believes," "expects," "anticipates," "intends," "estimates," "plans," "seeks" or similar expressions identify forward-looking statements.

         You should be aware that, while the Company believes the expectations reflected in these forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and shareholder values to differ materially from the Company's expectations. These risks and uncertainties are disclosed under "Risk Factors" set forth herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. Because of these risks and uncertainties, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. You should not regard the forward-looking statements included or incorporated by reference herein as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.


                                    PART I.

ITEM 1.           BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY

         The Company is a Maryland corporation which commenced operations on January 1, 1999, following the mergers of each of the old Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), with and into the Company (such mergers referred to collectively herein as the "1999 Merger"). The Company has operated so as to preserve its ability to qualify as a real estate investment trust, or REIT, for federal income tax purposes commencing with its taxable year ending December 31, 1999. See "--Recent Developments--Restructuring and Related Transactions." Currently, the Company is the largest self-administered and self-managed entity specializing in acquiring, developing and owning correctional and detention facilities. As of March 15, 2000, the Company owned, or was in the process of developing, 50 correctional and detention facilities in 17 states, the District of Columbia and the United Kingdom, of which 43 facilities were operating, four were under construction or expansion and three were in the planning stages. As of March 15, 2000, Corrections Corporation of America (formerly Correctional Management Services Corporation), or CCA, the Company's primary tenant, leased 34 of the Company's facilities, government agencies leased six of the Company's facilities, and private operators leased three of Prison Realty's facilities.

         Prison Realty has entered into lease agreements with CCA with respect to the correctional and detention facilities owned by Prison Realty and operated by CCA, as well as a series of additional agreements relating to the payment of certain fees by Prison Realty to CCA. See "--Recent Developments --Transactions Between the Company and CCA." Prison Realty also owns 9.5% of the capital stock, consisting of non-voting common stock, of CCA. In addition, Prison Realty owns 100% of the non-voting common stock of Prison Management Services, Inc., or PMSI, and Juvenile and Jail Facility Management Services, Inc., or JJFMSI, both of which are privately-held service companies which manage certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. As the owner of the non-voting common stock of the two service companies, Prison Realty is entitled to receive 95% of each company's net income as dividends on such shares.

CCA, PMSI AND JJFMSI

         CCA was formed in August 1998 and commenced operations on December 31, 1998, in connection with the 1999 Merger. CCA was formed to manage and operate certain facilities operated and managed by Old CCA and owned by Old Prison Realty prior to the 1999 Merger. At March 15, 2000, CCA had contracts to manage 45 correctional and detention facilities with a total design capacity of 47,669 beds, of which 39 facilities with a total design capacity of 36,959 beds were in operation. At March 15, 2000, CCA's system-wide occupancy level was approximately 80.4%. CCA operates and manages the substantial majority of the facilities owned by the Company and leases these facilities from the Company under long-term "triple-net" leases as described herein. At March 15, 2000, CCA leased 34 of the facilities owned by the Company. CCA also provides certain business and facility development services for the Company in exchange for cash fees. See "--Recent Developments--Transactions Between the Company and CCA."

         PMSI was formed in August 1998 and commenced operations on December 31, 1998 in connection with the 1999 Merger. PMSI was formed to manage and operate certain government owned adult prison facilities operated and managed by Old CCA, or its subsidiaries, prior to the 1999 Merger. PMSI provides adult prison facility management services to government agencies under the "Corrections Corporation of America" name pursuant to management contracts with federal, state and local government agencies and authorities in the United States. At March 15, 2000, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,276 beds, of which 10 facilities with a total design capacity of 12,026 beds were in operation. At March 15, 2000, PMSI's system-wide occupancy level was 99.2%.

         JJFMSI was formed in August 1998 and commenced operations on December 31, 1998 in connection with the 1999 Merger. JJFMSI was formed to manage and operate certain government owned juvenile and jail facilities, as well as certain international correctional and detention facilities, operated and managed by Old CCA, or its subsidiaries, prior to the 1999 Merger. JJFMSI provides facility management services to government agencies under the "Corrections Corporation of America" name pursuant to management contracts with federal, state and local government agencies and authorities in the United States and with international authorities in Australia and the UK. At March 15, 2000, JJFMSI had contracts to manage 19 correctional and detention facilities with a total design capacity of 9,156 beds. At March 15, 2000, JJFMSI's system-wide occupancy level was 94.3%.

         Each of CCA, PMSI and JJFMSI provides correctional and detention facility management services to government agencies under management contracts with federal, state and local government agencies and authorities which generally may be canceled by such agencies and authorities on short notice and without significant penalty. The services provided by each of the companies to government agencies include the comprehensive operation and management of new and existing correctional and detention facilities. In addition to providing the fundamental residential services relating to inmates, each of the companies' facilities offers a large variety of rehabilitation and education programs, including basic education, life skills and employment training and substance abuse treatment. The companies also provide health care (including medical, dental and psychiatric services), institutional food services, transportation requirements, and work and recreational programs.

         JJFMSI also provides correction and detention facility management services to governments in the United Kingdom (the "U.K.") and Australia through certain of its subsidiaries formed in connection with an international joint venture with Sodexho Alliance, S.A. ("Sodexho"). Old CCA and Sodexho formed an international alliance in 1994 to pursue prison management business outside the United States. In connection with the 1999 Merger, Old CCA's international operations were transferred to JJFMSI, which succeeded to Old CCA's obligations under the joint venture. As the result of the 1999 Merger, Sodexho, a significant shareholder of Old CCA, became a significant shareholder of

Prison Realty. In addition, Jean-Pierre Cuny, Senior Vice President of the Sodexho Group, an affiliate of Sodexho, became a member of the board of directors of Prison Realty in connection with the 1999 Merger.

         CCA provides business and facility development services for the Company in exchange for cash fees under the terms of a services agreement and a business development agreement. CCA also receives tenant incentives from Prison Realty for the opening of new correctional and detention facilities pursuant to the terms of a tenant incentive agreement. CCA also provides certain administrative services to each of PMSI and JJFMSI for a fee. See "--Recent Developments--Transactions Between the Company and CCA."

THE 1999 MERGER

         In the 1999 Merger, each of Old CCA and Old Prison Realty was merged with and into the Company, with the Company being the surviving corporation. In the 1999 Merger, each issued and outstanding share of Old CCA's common stock was converted into the right to receive 0.875 share of common stock, $0.01 par value per share, of the Company (the "Common Stock"). Each issued and outstanding common share of Old Prison Realty was converted into 1.0 share of the Company's Common Stock. Each issued and outstanding 8% Series A Cumulative Preferred Share of Old Prison Realty was converted into 1.0 share of the 8% Series A Cumulative Preferred Stock of the Company (the "Series A Preferred Stock"). Approximately 105,272,183 shares of Common Stock and 4,300,000 shares of Series A Preferred Stock were issued in the 1999 Merger. Following the 1999 Merger, the Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") on January 4, 1999 under the symbol "PZN," and the Series A Preferred Stock began trading on the NYSE under the symbol "PZN PrA" on the same date.

         On December 31, 1998, immediately prior to the 1999 Merger, and in connection with the 1999 Merger, Old CCA sold to CCA all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, and entered into the Trade Name Use Agreement, as described below. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of CCA. Old CCA's ownership interest in the CCA Note and the non-voting common stock of CCA were transferred to the Company as a result of the 1999 Merger.

         The non-voting common stock of CCA represents approximately a 9.5% economic interest in CCA. During 1999, CCA paid no dividends on the shares of its non-voting common stock. The CCA Note is payable over 10 years and bears interest at a rate of 12% per annum. Interest only is generally payable for the first four years of the CCA Note, and the principal will be amortized over the following six years. Doctor R. Crants, the Chief Executive Officer of the Company and a member of its board of directors, has guaranteed payment of 10% of the outstanding principal amount due under the CCA Note. As a result of CCA's current liquidity position, CCA has been required to defer the first scheduled payment of accrued interest on the CCA Note, which was due December 31, 1999, pursuant to the terms of the Subordination Agreement, as hereinafter defined. See "--Recent Developments--Transactions Between the Company and
CCA."

         On December 31, 1998, immediately prior to the 1999 Merger and in connection with the 1999 Merger, Old CCA sold to Prison Management Services, LLC ("PMS, LLC") and Juvenile and Jail Facility Management Services, LLC ("JJFMS, LLC"), two privately-held Delaware limited liability companies formed in connection with the 1999 Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interests in Prison Management Services, LLC and Juvenile and Jail Facility Management Services, LLC, which obligated Prison Management Services, LLC and Juvenile and Jail Facility Management Services, LLC to make distributions to Old CCA equal to 95% of each company's net income, as defined. The Company succeeded to these interests as a result of the 1999 Merger. Immediately following the 1999 Merger, Prison Management Services, LLC merged with PMSI, and Juvenile and Jail Facility Management Services, LLC merged with JJFMSI. During 1999, the amount of dividends paid to the Company by PMSI and JJFMSI was approximately $11.0 million and $10.6 million, respectively, which does not include dividends of approximately $579,300 and $122,400, respectively, which were paid in the first quarter of 2000 with respect to the fourth quarter of 1999.

         Under a trade name use agreement with Old CCA resulting from the 1999 Merger (the "Trade Name Use Agreement"), CCA pays a licensing fee to the Company, Old CCA's successor, for the right to use the name "Corrections Corporation of America" and derivatives thereof. The Trade Name Use Agreement has a term of 10 years and the licensing fee paid pursuant to the agreement is based upon gross revenues of CCA, subject to a limitation of 2.75% of the gross revenues of the Company. The total amount of payments required to be paid to the Company pursuant to the Trade Name Use Agreement during 1999 was approximately $8.7 million, of which approximately $6.5 million has been paid as of the date of this Annual Report.

         In connection with the 1999 Merger, the Company entered into lease agreements with CCA with respect to the correctional and detention facilities owned by the Company and operated by CCA (the "CCA Leases"). The terms of the CCA Leases are 12 years which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The total amount of lease payments required to be paid by CCA to the Company during 1999 was approximately $263.5 million, of which approximately $251.6 million has been paid as of the date of this Annual Report. In an effort to address CCA's liquidity needs as discussed herein, the Company and CCA intend to amend the terms of the CCA Leases as described under the heading "--Recent Developments--Proposed Amendment of CCA Leases and Other Agreements."

         On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the "Services Agreement") with CCA pursuant to which CCA agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, CCA agreed to perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of construction and development services by CCA pursuant to the Services Agreement, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the additional 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by CCA prior to the date on which inmates are first received at such facility. The board of directors of the Company has authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to CCA if additional services are requested by the Company. In connection with such authorization, the Company and CCA entered into an amended and restated services agreement (the "Amended and Restated Services Agreement") authorizing the payment of such additional amount if additional services are requested by the Company. As a result, a majority of the Company's current development projects are subject to a fee totaling 10%. The total amount of fees required to be paid by the Company to CCA pursuant to the Amended and Restated Services Agreement during 1999 was approximately $41.2 million, all of which has been paid. The Company and CCA also intend to amend the terms of the Amended and Restated Services Agreement to defer the payment of fees due under the agreement to CCA from the Company until September 30, 2000 as described under the heading "--Recent Developments--Proposed Amendment of CCA Leases and Other Agreements."

         On January 1, 1999, immediately after the 1999 Merger, the Company entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with CCA pursuant to which the Company agreed to pay to CCA an incentive fee to induce CCA to enter into CCA Leases with respect to those facilities developed and facilitated by CCA. The amount of the incentive fee was set at $840 per bed for each facility leased by CCA for which CCA served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by CCA. The Company and CCA entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for: (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy; and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by CCA prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and CCA. The total amount of fees required to be paid by the Company to CCA pursuant to the Amended and Restated Tenant Incentive Agreement during 1999 was approximately $68.6 million, all of which has been paid. The Company and CCA also intend to amend the terms of the Amended and Restated Tenant Incentive Agreement to defer the payment of fees due under the agreement to CCA from the Company until September 30, 2000 as described under the heading "--Recent Developments--Proposed Amendment of CCA Leases and Other Agreements."

         Effective January 1, 1999, the Company entered into a business development agreement (the "Business Development Agreement") with CCA which provides that CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company agreed to pay to CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which CCA performed business development services. The total amount of fees required to be paid by the Company to CCA pursuant to the Business Development Agreement during 1999 was approximately $15.0 million, all of which has been paid. The Company and CCA also intend to amend the terms of the Business Development Agreement to defer the payment of fees due under the agreement to CCA from the Company until September 30, 2000 as described under the heading "--Recent Developments--Proposed Amendment of CCA Leases and Other Agreements."

RECENT DEVELOPMENTS

RESTRUCTURING AND RELATED TRANSACTIONS

         BACKGROUND OF THE EQUITY INVESTMENT AND RELATED RESTRUCTURING TRANSACTIONS. Prison Realty, in its current form, is the result of the merger between Old Prison Realty and Old CCA which took place on January 1, 1999. As part of that merger, CCA, PMSI and JJFMSI assumed the business of operating correctional facilities, with CCA being the lessee of a substantial number of Prison Realty's facilities. The agreements and contractual obligations entered into by these parties in connection with these transactions are described in detail under the headings "--the 1999 Merger". The rates on the CCA Leases were set with the intention that the public shareholders of Prison Realty would receive as much of the benefit as possible from owning and operating the correctional facilities, while at the same time Prison Realty would be able to maintain its status as a REIT. This status as a REIT would enable Prison Realty to pay no corporate income tax, but would require it to pay out large amounts of dividends to the Prison Realty shareholders. In fact, the CCA Lease rates were set so that CCA was projected to lose money for the first several years of its existence. Both Prison Realty and CCA believed that CCA would have access to adequate debt financing to fund this deficit until CCA became profitable. After completion of the first quarter of 1999, the first quarter in which operations were conducted in this new structure, the management of Prison Realty and the management of CCA discovered that CCA had not performed as well as projected for several reasons: occupancy rates at its facilities were lower than in 1998; operating expenses were higher as a percentage of revenues than in 1998; and certain aspects of the CCA Leases, including the obligation of CCA to begin making full lease payments even before a facility accepted inmates, adversely affected CCA. As a result, in May 1999, Prison Realty and CCA amended certain of the agreements between them to provide CCA with additional cash flow. The objective of these changes was to allow CCA to be able to continue to make its full lease payments, to allow Prison Realty to continue to make dividend payments to its shareholders and to provide time for CCA to improve its operations so that it might ultimately perform as projected and be able to make its full lease payments. However, after these changes were announced, a chain of events occurred which adversely affected both Prison Realty and CCA. Prison Realty's stock price fell dramatically, resulting in the commencement of shareholder litigation against Prison Realty and its directors. These events made it more difficult for Prison Realty to raise capital. A lower stock price meant that Prison Realty had more restricted access to equity capital, and the uncertainties caused by the falling stock price, the shareholder litigation and the results of operations at CCA made it much more difficult for Prison Realty to obtain debt financing. In addition, the stock prices of REITs generally suffered in the market during this period as a result of both general market and REIT specific factors. During this time, Prison Realty was trying to raise approximately $300.0 million of debt financing through an offering of high-yield notes. Because of these events and the conditions of the capital markets generally, Prison Realty was only able to raise $100.0 million in this financing, and the notes bore interest at a much higher rate than was expected.

         In addition, during the summer of 1999, the Company was able to increase its credit facility from $650.0 million to $1.0 billion. However, this financing had higher interest rates and transaction costs and also put other significant requirements on the Company. One of the financing requirements was that the Company raise $100.0 million and CCA raise $25.0 million in new equity in order for the Company to make the distributions that would be necessary to enable the Company to qualify as a REIT with respect to its 1999 taxable year in cash; provided, however, that such requirement did not prohibit Prison Realty from making such required distributions in certain combinations of its securities.

         In order to address the capital and liquidity constraints facing the Company and concerns regarding the corporate structure and management of the Company, the Company intends to complete a comprehensive restructuring (the "Restructuring") pursuant to which the Company will:

         - combine with each of CCA, PMSI and JJFMSI and operate under the name "Corrections Corporation of America" as a taxable C corporation, rather than as a REIT, for federal income tax purposes (the "Combination");

         -        raise additional equity (the "Equity Investment");

         - refinance all or a portion of its existing indebtedness, including its existing $1.0 billion credit facility; and

         -        restructure existing management.

         As required by the Company's governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event the Company completes the Fortress/Blackstone Restructuring (as described below) under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. In either event, the Company expects that it will be taxed as a C corporation in the taxable year ending December 31, 2000 and thereafter. There can be no assurance that the Company will be required not to elect REIT status with respect to its 1999 taxable year under the terms of the Fortress/Blackstone Restructuring or any other Restructuring proposal accepted by the Company. Moreover, there can be no assurance that the Company will qualify to be taxed as a REIT for its 1999 taxable year in the event it elects such. See "--Tax Status."

PROPOSED RESTRUCTURING LED BY AFFILIATES OF FORTRESS AND BLACKSTONE

         On December 26, 1999, the Company entered into a series of agreements concerning a proposed Restructuring (the "Fortress/Blackstone Restructuring") led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group, together with an affiliate of Bank of America Corporation (the "Fortress/Blackstone Investors"). Under the terms of the Fortress/Blackstone Restructuring, the Company would:

         - complete the Combination and operate as a taxable C corporation commencing with the Company's 1999 taxable year;

         - raise up to $350.0 million by selling shares of convertible preferred stock and warrants to purchase shares of common stock to the Fortress/Blackstone Investors in a private placement (the "Fortress/Blackstone Equity Investment") and to the Company's existing common shareholders in a $75.0 million rights offering (the "Fortress/Blackstone Rights Offering");

         -        obtain a new $1.2 billion credit facility;

         - restructure existing management through a newly constituted board of directors and executive management team; and

         - amend the Company's existing charter and bylaws to accommodate the Fortress/Blackstone Restructuring.

         Approval of the holders of the Company's Common Stock will be required in order to complete the Fortress/Blackstone Restructuring and related transactions. In this regard, on February 17, 2000, the Company filed a preliminary proxy statement with the Commission under Section 14(a) of the Exchange Act (the "Preliminary Proxy Statement") to be used in connection with a special meeting of the Company's shareholders expected to be held during the second quarter of 2000. The Fortress/Blackstone Restructuring and related transactions are described in detail in the Preliminary Proxy Statement, as well as set forth below.

         THE COMBINATION. As a part of the Fortress/Blackstone Restructuring, the Company expects to complete the Combination pursuant to the terms of an Agreement and Plan of Merger, dated December 26, 1999, by and among the Company, three newly-formed wholly-owned subsidiaries of the Company, CCA, PMSI and JJFMSI (the "Merger Agreement"). Pursuant to the current terms of the Merger Agreement, the Company will be taxed as a C corporation, rather than as a REIT, commencing with its 1999 taxable year. The Company is currently in discussions with Fortress/Blackstone Investors regarding the Company's election to be taxed as a REIT with respect to the Company's 1999 taxable year, as well as certain other terms of the Fortress/Blackstone Restructuring. The completion of the Combination is a condition to the Fortress/Blackstone Equity Investment, as set forth below.

         As provided for in the Merger Agreement, each of CCA, PMSI and JJFMSI will be merged with and into the three newly-formed wholly-owned subsidiaries of the Company. Immediately prior to the Combination, the Company will purchase all of the shares of the common stock of CCA, PMSI and JJFMSI held by outside, or non-management and non-employee, shareholders of CCA, PMSI and JJFMSI for approximately $26.6 million in cash. At the time of the Combination, management and employee shareholders of CCA, PMSI and JJFMSI will receive shares of the Company's Common Stock valued at approximately $12.8 million as merger consideration. The shares of the Company's Common Stock received by wardens of correctional facilities in the Combination will be subject to vesting and forfeiture provisions under the terms of a restricted stock plan, while shares of the Company's Common Stock received by management shareholders of CCA will be subject to restrictions on transfer which prohibit transfers for 180 days after the completion of the Combination, and allow only specified percentages to be transferred until 2004.

         THE FORTRESS/BLACKSTONE EQUITY INVESTMENT AND THE FORTRESS/BLACKSTONE RIGHTS OFFERING. The terms of the Fortress/Blackstone Equity Investment and the Fortress/Blackstone Rights Offering are set forth in a Securities Purchase Agreement, dated December 26, 1999, as amended on February 28, 2000, by and among the Company, CCA, PMSI and JJFMSI, on the one hand, and an affiliate of the Fortress/Blackstone Investors, on the other hand (the "Securities Purchase Agreement"). Under the terms of the Securities Purchase Agreement, the Fortress/Blackstone Investors will purchase up to $350.0 million of the Company's convertible securities, consisting of up to 14.0 million shares of the Company's newly-issued series B convertible preferred stock (the "Series B Convertible Preferred Stock") and warrants ("Warrants") to purchase such number of shares of Common Stock equal to 14% of the shares of Common Stock issued and outstanding, on a fully diluted basis, after giving effect to the Combination and the issuance and sale of convertible preferred stock in the Fortress/Blackstone Equity Investment (currently expected to equal approximately 29.6 million shares). The Securities Purchase Agreement provides that in connection with the Fortress/Blackstone Investors' purchase of securities, the Company will conduct the Fortress/Blackstone Rights Offering, in which the Company will offer its common shareholders the right to purchase $75.0 million of the Company's convertible securities, consisting of up to three million shares of the Company's newly-issued series C convertible preferred stock (the "Series C Convertible Preferred Stock") and Warrants to purchase such number of shares of Common Stock equal to 3% of the shares of Common Stock issued and outstanding, on a fully diluted basis, after giving effect to the Combination and the issuance and sale of convertible preferred stock in the Fortress/Blackstone Equity Investment (currently expected to equal approximately 6.3 million shares of common stock). The aggregate amount of Series B Convertible Preferred Stock and Warrants purchased by the Fortress/Blackstone Investors will be reduced dollar for dollar to the extent the Company's common shareholders exercise the non-transferable rights issued to them in the Fortress/Blackstone Rights Offering. In the event the Fortress/Blackstone Investors purchase the full $350.0 million in shares of Series B Convertible Preferred Stock and Warrants, the Fortress/Blackstone Investors will beneficially own approximately 39.5% of the Company's Common Stock, on a fully-diluted basis, and, through their ownership of the Series B Convertible Preferred Stock, will hold approximately 25.5% of the voting power of the Company. These percentages will be reduced to approximately 31% and 20%, respectively, in the event the Fortress/Blackstone Rights Offering is fully subscribed and the Fortress/Blackstone Investors purchase only $275.0 million in shares of Series B Convertible Preferred Stock and Warrants.

         The completion of the Fortress/Blackstone Equity Investment by the Fortress/Blackstone Investors is subject to various conditions contained in the Securities Purchase Agreement, including: (i) the satisfaction by the Company of the following financial covenants including: (A) a covenant requiring the EBITDA of the Company, CCA, PMSI and JJFMSI, on a combined consolidated basis, for the first fiscal quarter of 2000 to be equal to or greater than $44.3 million, and (B) a covenant limiting the companies' "consolidated net debt" immediately prior to the equity investment to $987.0 million; (ii) the absence of any "material adverse change" in the business or operations of the Company, CCA, PMSI or JJFMSI taken as a whole; (iii) the resolution of the Company's outstanding securities litigation, as more fully described in "- Recent Litigation", or the Company obtaining insurance regarding the securities litigation in a form satisfactory to the Fortress/Blackstone Investors; or (iv) the refinancing of the Company's existing bank credit facility through an aggregate of $1.2 billion in senior secured credit facilities as described in the December 26, 1999 commitment from Credit Suisse First Boston ("CSFB"), as described below. Although the first fiscal quarter of 2000 is not complete, the Company has conducted a preliminary review of the companies' anticipated results and has concluded that there is a substantial likelihood that these financial covenants will not be satisfied and has notified the Fortress/Blackstone Investors of this conclusion. In addition, there can be no assurance that the other conditions described above will be satisfied. If these conditions are not satisfied, the Fortress/Blackstone Investors will be under no obligation to complete the Fortress/Blackstone Equity Investment. The Fortress/Blackstone Investors may, at their sole discretion, waive the requirement that the Company comply with these conditions and elect to complete the Fortress/Blackstone Equity Investment. There can be no assurance, however, that the Fortress/Blackstone Investors will waive such non-compliance and complete the Fortress/Blackstone Equity Investment.

         The shares of Series B Convertible Preferred Stock to be issued and sold to the Fortress/Blackstone Investors pursuant to the Securities Purchase Agreement will generally pay dividends quarterly, on a cumulative basis, at a rate of 12% per year. Each share of Series B Convertible Preferred Stock may be converted, at the option of its holder, into a number of shares of Common Stock equal to $25.00 divided by the conversion price of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock will have an initial conversion price of $6.50, subject to adjustment under certain circumstances. Each holder of the Series B Convertible Preferred Stock will also have the option after approximately five years from the date of issuance, or upon a "change in control" of the Company, to require the Company to repurchase the shares at a cash price equal to a fixed amount per share, plus an amount equal to a total return on investment of 18% per year, taking into account the cash dividends paid by the Company on such stock. The Series B Convertible Preferred Stock may also be redeemed by the Company after the later of five years from the date of issuance or 91 days after the repayment of the Company's outstanding 12% senior notes due 2006 (the

"Senior Notes"). The holders of the Series B Convertible Preferred Stock will vote together with the holders of the Company's Common Stock on an as-converted basis on general corporate actions and will vote as a separate class on certain specified matters, including the election of certain directors. The Warrants to be issued and sold to the Fortress/Blackstone Investors will be exercisable for a period of 15 years from the date of issuance and will have an initial exercise price of $7.50 per share, which is subject to adjustment on the same terms as applicable to the Series B Convertible Preferred Stock. The rights and preferences of the shares of Series C Convertible Preferred Stock to be issued and sold in the Fortress/Blackstone Rights Offering, if any, are identical to the rights and preferences of the shares of Series B Convertible Preferred Stock, with the exception that the holders of the Series C Convertible Preferred Stock will not be entitled to elect a separate class of directors or have special class approval rights. The economic terms of the Warrants to be issued in the Fortress/Blackstone Rights Offering, if any, are identical to the Warrants to be issued and sold to the Investors.

         The proceeds from the Fortress/Blackstone Equity Investment and the Fortress/Blackstone Rights Offering, together with the proceeds from the debt refinancing, as discussed below, would be used to repay the Company's and CCA's existing bank indebtedness and to pay certain transaction costs associated with the Combination, the Fortress/Blackstone Equity Investment and the Fortress/Blackstone Rights Offering. The balance of the proceeds would be used for working capital and to fund the Company's business development strategy.

         NEW DEBT FINANCING. In connection with the Restructuring, the Company will refinance its existing bank indebtedness. As a condition to the Fortress/Blackstone Restructuring, the Company will refinance its existing bank indebtedness through an aggregate of $1.2 billion in senior secured credit facilities, comprised of a new $950.0 million term facility and a new $250.0 million revolving facility, for which the Company has received a commitment letter dated December 26, 1999 from CSFB. Under the terms of the commitment letter with CSFB, CSFB will act as the administrative agent and lead arranger for a syndicate of lenders which will provide the new credit facilities. The $950.0 million term facility will be comprised of a $250.0 million tranche A term loan and a $700.0 million tranche B term loan. The revolving facility and the tranche A term loan facility will have a six year term, and the tranche B term loan facility will have an eight year term. Under the terms of the commitment letter, at the Company's option, the interest rates for the new senior secured credit facilities will be based upon: (i) LIBOR plus 3% per annum for the revolving facility and the tranche A term loan; and (ii) LIBOR plus 3.5% per annum for the tranche B term loan, or will be based on an alternative base rate plus applicable spreads of: (i) 2% per annum for the revolving facility and the tranche A term loan; and (ii) 2.5% per annum for the tranche B term loan. Under the terms of the commitment letter, the Company, may, at its option, issue up to $375.0 million in senior subordinated notes in lieu of $175.0 million of the senior secured credit facilities' term loans.

         CSFB's commitment to provide the new credit facilities is conditioned upon, among other things, (i) consummation of the Fortress/Blackstone Equity Investment, (ii) that the Company, CCA, PMSI and JJFMSI, on a combined consolidated basis, have EBITDA for the first quarter of 2000 of not less than $43.0 million, (iii) the absence of any material adverse effect on the business, financial condition, results of operations or prospects of the Company, CCA, PMSI and JJFMSI, taken as a whole, since December 31, 1998, other than issues arising out of the Company's outstanding securities litigation, as more fully described in "-Shareholder Litigation," and (iv) the resolution of the Company's outstanding securities litigation, as more fully described in "-Shareholder Litigation," or the Company obtaining insurance satisfactory to CSFB regarding such litigation. In addition, the commitment is conditioned upon the consent of the holders of the Company's convertible, subordinated notes as hereinafter discussed, to the Restructuring and related transactions and the holders not accelerating amounts due under the notes in the event of default under the terms of the notes prior to the completion of the Restructuring. Although the first fiscal quarter of 2000 is not complete, the Company has conducted a preliminary review of the companies' anticipated results and has concluded that there is substantial likelihood that the financial condition to CSFB's commitment will not be satisfied and has notified the Fortress/Blackstone Investors of this conclusion. In addition there can be no assurance that the other conditions of the commitment will be satisfied. If these conditions are not satisfied, CSFB will be under no obligation to provide the new credit facilities. Moreover, the obtaining of the new credit facilities is a condition to the Fortress/Blackstone Investors' obligations under the Securities Purchase Agreement. CFSB may, at its sole discretion, waive the requirement that the Company comply with these conditions and elect to provide the new credit facilities. There can be no assurance, however, that CFSB will waive such non-compliance and provide the new credit facilities.


         RESTRUCTURING OF EXISTING MANAGEMENT. Pursuant to the terms of the Fortress/Blackstone Restructuring, the Company's board of directors will be restructured and will consist of 10 members, comprised of four members from the Company's existing board, four members designated by the Fortress/Blackstone Investors (the "Series B Directors"), and two members jointly designated by the Company's existing directors and the Fortress/Blackstone Investors. Thomas W. Beasley, Jean-Pierre Cuny and Joseph V. Russell, together with an additional member of Prison Realty's existing board yet to be determined, will continue to serve as members of the Company's board of directors, while the Fortress/Blackstone Investors' designees, as well as the joint designees, have yet to be determined. Under Maryland law, each of these directors must stand for election at the next annual meeting of the Company's shareholders following their appointment. Only the holders of the Series B Convertible Preferred Stock will have the right to vote in the election of the four Series B Directors at such meeting and at any future annual meetings. Holders of the Series B Convertible Preferred Stock will have the right to vote together with the Company's common shareholders in the election of the remaining directors at such meetings. Following the Fortress/Blackstone Equity Investment, Doctor R. Crants will resign as the Company's Chief Executive Officer and Mr. Beasley will serve as the interim Chief Executive Officer while continuing to serve as the Chairman of the Company's board of directors. The Company has begun a search for a new permanent Chief Executive Officer, as well as a new Chief Financial Officer.

         AMENDMENTS TO CHARTER AND BYLAWS. Immediately prior to the closing of the Combination, the Company will amend its charter to make the following changes, among others:

         - change the Company's name to "Corrections Corporation of America;"

         -        increase the authorized capital stock of the Company;

         - remove ownership limitations and other provisions relating to REIT status;

         - eliminate the classified structure of the Company's board of directors and provide that all directors will be elected on an annual basis for one-year terms; and

         - provide that the number of directors at the time of the amendment and restatement will be four, which number may be increased or decreased by resolution of the Company's board of directors.

         In connection with the Fortress/Blackstone Restructuring, the Company's board of directors will be increased to 10 members. In addition, the Company will amend its bylaws to establish an investment committee of the board of directors (the "Investment Committee"), which would be designed to oversee certain significant corporate actions, and remove "super-majority" voting requirements for certain board actions that would conflict with the authority of the Investment Committee.

PROPOSED RESTRUCTURING LED BY PACIFIC LIFE

         On February 23, 2000, the board of directors of the Company received an unsolicited proposal from Pacific Life Insurance Company ("Pacific Life") regarding a proposed Restructuring intending to serve as an alternative to the Fortress/Blackstone Restructuring and related transactions (the "Pacific Life Restructuring"). The specific terms of the proposal were set forth in detail in a Current Report on Form 8-K filed by the Company with the Commission on March 1, 2000. In connection with the receipt of the unsolicited proposal regarding the Pacific Life Restructuring, the Company's board of directors determined, after reviewing the proposal with its financial and legal advisors, that it is appropriate for the Company and its financial advisors to commence negotiations with Pacific Life regarding a potential Restructuring led by Pacific Life. As set forth in the Form 8-K, the Company does not intend to report on the status of negotiations with Pacific Life or provide updates on the terms of Pacific Life's proposal prior to reaching a definitive agreement with Pacific Life or prior to determining that no definitive agreement will be reached. In the event the Company determines to complete a transaction with Pacific Life, under the terms of the Securities Purchase Agreement the Fortress/Blackstone Investors will have the right to match the final terms of the Pacific Life transaction and complete such a transaction with the Company. In the event the Fortress/Blackstone Investors do not match the terms of the Pacific Life proposal, the Company will likely be required to pay the Fortress/Blackstone Investors a failed transaction fee.

DETERMINATION OF PROPOSED RESTRUCTURING

         The Company is currently in discussion with each of the Fortress/Blackstone Investors and representatives from Pacific Life with respect to the terms of the proposed Restructuring. At the time of this Annual Report, there is no assurance that the Fortress/Blackstone Investors or CSFB will waive the Company's compliance with the conditions contained in the Securities Purchase Agreement or in the commitment letter with respect to the new credit facilities, respectively, or that the Company will be able to reach an agreement with Pacific Life regarding the Pacific Life Restructuring. In the event the Company is unable to reach an agreement with these parties or complete a Restructuring with another third party, the Company and CCA will be forced to pursue certain standalone alternatives not involving a third party investor and such alternatives have significant drawbacks. In connection with such standalone alternatives, the Company will be forced to restructure or renegotiate its existing indebtedness which may not be possible or, if possible, obtained on significantly less favorable terms, given CCA's recent operating performance and failure to meet its projected results. No assurance, however, can be given that any debt restructuring or renegotiation could be accomplished. Further, a standalone combination would not address the Company's capital needs with respect to the construction and expansion of correctional and detention facilities as well as its financial ability to expand its existing and perspective business opportunities. Finally, a standalone combination would likely result in an adverse market reaction because of the lack of credibility that the Company would likely experience absent a new equity investment and new management team.

TRANSACTIONS BETWEEN THE COMPANY AND CCA

         CCA FINANCIAL CONDITION AND FAILURE TO MAKE LEASE PAYMENTS. As previously reported in the Company's Current Report on Form 10-Q/A for the quarterly period ended September 30, 1999, CCA had incurred substantial losses from operations through that period. During the fourth quarter of 1999, CCA continued to incur losses, utilizing its available cash flow from operations, borrowings under its line of credit and payments from the Company for services under their various arrangements. In addition, approximately $12.0 million of 1999 rents and all of the 2000 rents due to the Company from CCA were unpaid as of March 15, 2000. The terms of the CCA Leases provide that the 1999 rental payments were due and payable by CCA on December 25, 1999. The CCA Leases provide that it shall be an event of default if CCA fails to pay any installment of rent within 15 days after notice of nonpayment from the Company. The Company, however, has not provided a notice of nonpayment to CCA with respect to these payments.

         DEFERRAL OF INTEREST PAYMENT ON CCA NOTE. As a result of CCA's current liquidity position, CCA has been required to defer the first scheduled payment of accrued interest on the CCA Note. According to the terms of the CCA Note, CCA was required to make such payment on December 31, 1999. Pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and Foothill Capital Corporation, the agent of CCA's existing bank credit facility (the "Subordination Agreement"), CCA is prohibited from making scheduled interest payments on the CCA Note if certain financial conditions relating to CCA's liquidity position are not met. On December 31, 1999, CCA was not in compliance with these financial covenants. Accordingly, CCA was prohibited from making the scheduled interest payment. Pursuant to the terms of the Subordination Agreement, however, the Company is prohibited from accelerating the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as the CCA bank credit facility remains outstanding.

         PROPOSED AMENDMENT OF CCA LEASES AND OTHER AGREEMENTS. In an effort to address CCA's liquidity needs prior to the Restructuring and related transactions, the Company and CCA intend to amend the terms of the CCA Leases. Pursuant to this amendment, rent will be payable on each June 30 and December 31, instead of monthly. In addition, the amendment will provide that CCA is required to make certain scheduled monthly installment payments of rent to the Company from January 1, 2000 through June 30, 2000. In regard to rent accruing from January 1, 2000 through June 30, 2000 the Company and CCA are currently negotiating the scheduled monthly installments that are to occur during the second quarter of 2000. At the time these installment payments are made, it is anticipated that CCA will also be required to pay interest to the Company upon such payments at a rate equal to the then current interest rate under CCA's bank credit facility. These installment payments represent a portion of CCA's December 1999 lease payments and a portion of the rent accruing from January 1, 2000 to June 30, 2000 under the CCA Leases. All remaining unpaid rent shall be due and payable upon the earlier to occur of June 30, 2000 or the date on which either the Securities Purchase Agreement or the commitment letter relating to the new $1.2 billion credit facility is terminated.

         On December 31, 1999, the Company and CCA amended the terms of the CCA Leases to change the annual base rent escalation formula with respect to each facility leased to CCA. Previously, the annual base rent payable with respect to each facility was subject to increase each year in an amount equal to a percentage of the total rental payments with respect to each facility, such percentage being the greater of: (i) 4%; or (ii) 25% of the percentage increase of gross management revenue derived from such facility. As a result of this amendment, the annual base rent with respect to each facility is subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payments with respect to such facility; or (ii) 10% of the excess of CCA's aggregate gross management revenues for the prior year over a base amount of $325.0 million.

         The Company and CCA also intend to amend the terms of each of the following agreements between the Company and CCA: (i) the Business Development Agreement; (ii) the Amended and Restated Services Agreement; and (iii) the Amended and Restated Tenant Incentive Agreement to provide for the deferral of the payment of all fees under these agreements by the Company to CCA until September 30, 2000.

         The completion of the proposed amendments described above is subject to the consent of the Company's and CCA's senior lenders under their respective bank credit facilities. No assurance can be given that such consent will be obtained. A failure to obtain the consent of the requisite senior lenders to waive the provisions of the Company's and CCA's bank credit facilities restricting the completion of the proposed amendments would result in an event of default under each respective bank credit facility, which would allow the Company's or CCA's senior lenders, at their option, to accelerate all or a portion of the outstanding indebtedness under the bank credit facilities.

SOLICITATION OF CONSENTS FOR WAIVERS OF, AND AMENDMENTS TO, PROVISIONS OF THE COMPANY'S AND CCA'S OUTSTANDING INDEBTEDNESS

         THE COMPANY'S BANK CREDIT FACILITY. On August 4, 1999, the Company completed an amendment and restatement of its original bank credit facility increasing amounts available to the Company under the original bank credit facility to $1.0 billion through the addition of $350.0 million tranche C term loans. The tranche C term loans will be payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002 with the balance paid in full on December 31, 2002. Under the amended bank credit facility, Lehman Commercial Paper, Inc. ("LCPI") replaced NationsBank, N.A., as Administrative Agent.

         The bank credit facility as amended, similar to the original bank credit facility, provides for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. As with the original bank credit facility, the bank credit facility as amended bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The revised spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replace the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the bank credit facility bear interest at a variable base rate equal to 4.0% in excess of LIBOR. This revised rate replaces the variable base rate equal to 3.25% in excess of LIBOR in the bank credit facility.

         The bank credit facility as amended, similar to the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a revised borrowing base formula which considers, among other things, eligible real estate. The bank credit facility contains certain revised financial covenants, primarily: (a) maintenance of a leverage, interest coverage, debt service coverage and total indebtedness ratios, and (b) restrictions on the incurrence of additional indebtedness.

         For the fiscal quarter ended December 31, 1999, the Company was not in compliance with the following financial covenants, each as defined in the bank credit facility: (i) the Company's interest coverage ratio; and (ii) the Company's leverage ratio. In addition, as a result of the existence of explanatory paragraphs in the reports of each of the Company's and CCA's independent auditors relating to the Company's and CCA's financial statements as to the ability of each of the Company and CCA to continue as a going concern as described below, the Company is also in violation of the provisions of its bank credit facility. As more fully described below, the Company is in default under the provisions of a note purchase agreement relating to the $40.0 million 9.5% convertible, subordinated notes issued by the Company to MDP Ventures IV LLC and affiliated purchasers (the "MDP Notes"), which is an event of default under the Company's bank credit facility. Additionally, as more fully described below, CCA's bank credit facility requires that CCA have a net worth in excess of certain specified amounts. On December 31, 1999, CCA was not, and it currently is not, in compliance with this financial covenant, which is an event of default under the Company's bank credit facility.

         The Company, through LCPI, initiated the process of soliciting the consent of the requisite percentage of its senior lenders under the Company's bank credit facility for a temporary waiver of the events of default under the bank credit facility described in the preceding paragraph (the "Initial Waiver"). Specifically, the Company requested a temporary waiver of the Company's failure to comply with the financial covenants contained in the bank credit facility for the fiscal quarter ended December 31, 1999. The Company also requested a temporary waiver of a violation of its bank credit facility caused solely by the failure of the Company to deliver annual financial statements of the Company and CCA unqualified as to the ability of each of the Company and CCA to continue as a going concern. The Company also requested a temporary waiver of events of default under the provisions of the bank credit facility relating to: (i) certain defaults, as described below, by the Company under the terms of the note purchase agreement relating to the MDP Notes; and
(ii) any event of default under the provisions of the Company's bank credit facility relating to CCA's non-compliance with the financial covenant contained in CCA's bank credit facility. In addition, the provisions of the Initial
Waiver would have provided for the waiver of any defaults arising from the Company's declaration and payment of the regular quarterly dividend payment on its 8.0% Series A Preferred Stock. However, as a result of the uncertainty as to the terms of the proposed Restructuring created by the competing proposals previously described herein, the Company withdrew its solicitation of the Initial Waiver at this time. The Company anticipates that LCPI will initiate the process of soliciting the consent of the required lenders under the bank credit facility with respect to all existing defaults or events of default under the Company's bank credit facility described herein as soon as the Company is able to provide the definitive terms of the proposed Restructuring.

         In addition to the events of default described above, the Company's bank credit facility contains restrictions upon the ability of the Company to amend the terms of its agreements with CCA without the consent of its senior lenders, which would be violated upon execution of the proposed amendments to the Company's existing agreements with CCA described in "--Transactions Between the Company and CCA" above. The Company's bank credit facility also restricts the ability of the Company to enter into any agreement constituting a "change of control," as defined in the Company's bank credit facility. The appointment of Thomas W. Beasley as the Company's Chairman of the board of directors and J. Michael Quinlan as President of the Company constituted a "change of control" of the Company under the terms of the Company's bank credit facility upon the expiration of an applicable period. In addition, the execution and performance of certain conditions contained in any definitive agreement relating to the Fortress/Blackstone Equity Investment, including the Securities Purchase Agreement, constitutes a "change of control" of the Company under the terms of the bank credit facility. The Company projects that as of March 31, 2000, it will not be in compliance with the following financial covenants, as defined in the Company's bank credit facility: (i) the

Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; and (iii) the Company's leverage ratio.

         The Company intends to request the consent of the requisite percentage of its senior lenders under its bank credit facility for a waiver of the bank credit facility's restrictions relating to the proposed amendments of the Company's agreements with CCA. The Company will also request the consent of such lenders with respect to a waiver of the Company's failure to comply with the bank credit facility's financial covenants described above, as well as an amendment to the bank credit facility changing the definition of the Company's borrowing base under the bank credit facility to alleviate the adverse effects of the deferred rental payments on the Company's borrowing base. Additionally, the Company will request the consent of the requisite percentage of its senior lenders under the bank credit facility to the appointment of Thomas W. Beasley as the Company's Chairman of the board of directors and J. Michael Quinlan as President of the Company. The Company will also request a waiver of its bank credit facility's restrictions upon a "change of control" arising from the execution and performance of certain conditions under the Securities Purchase Agreement or arising from the entering into of another definitive agreement relating to the Equity Investment. The Company anticipates that these amendments to, or waivers of, the provisions of the bank credit facility would remain in effect until the earlier to occur of: (i) the completion of the Restructuring;
(ii) the termination of the securities purchase agreement or the bank commitment letter related thereto; or (iii) an as-yet-undetermined date. The Company anticipates that LCPI will initiate the process of soliciting the consent of the required lenders under the bank credit facility as soon as the Company is able to provide the definitive terms of the proposed Restructuring.

         THE COMPANY'S $40.0 MILLION 9.5% CONVERTIBLE, SUBORDINATED NOTES. The provisions of the note purchase agreement relating to the $40.0 million 9.5% convertible, subordinated MDP Notes provide that the execution of the Securities Purchase Agreement by the Company constitutes a "change of control" of the Company. This "change of control" gave rise to a right of the holders of the MDP Notes to require the Company to repurchase the MDP Notes at a price of 105% of the aggregate principal amount of the MDP Notes. To date, the holders of the MDP Notes have not provided notice to the Company that the Company will be required to repurchase all or a portion of the MDP Notes. In addition, as of February 5, 2000, the Company was no longer in compliance with a financial covenant contained in the note purchase agreement relating to the ratio of the Company's total indebtedness to total capitalization. As a result of the violation of this covenant, the Company is in default under the provisions of the note purchase agreement, and the holders of the MDP Notes may, at their option, accelerate all or a portion of the outstanding principal amount of this indebtedness. Moreover, during any period in which the Company is in default under the provisions of the note purchase agreement, the holders of the MDP Notes may require the Company to pay an applicable default rate of interest.

         The Company has initiated discussions with the holders of the MDP Notes to waive the occurrence of a "change of control" arising from the Company's entering into of the Securities Purchase Agreement, thereby extinguishing the Company's obligation to repurchase the notes at a premium. In addition, the Company has requested that the provisions of the note purchase agreement be amended to: (i) remove the financial covenant relating to the Company's total indebtedness to total capitalization; (ii) remove a covenant requiring the Company to use its best efforts to qualify as a REIT for federal income tax purposes; and (iii) remove a covenant restricting the Company's ability to conduct business other than the financing, ownership and development of prisons and other correctional facilities.

         There can be no assurance that the holders of the MDP Notes will consent to the proposed waiver of, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of the proposed waiver and amendments. If the holders of the MDP Notes do not consent to the proposed waiver of, and amendments to the note purchase agreement, the Company will be required to repurchase or redeem the outstanding principal amount of the MDP Notes.

         THE COMPANY'S $30.0 MILLION 7.5% CONVERTIBLE, SUBORDINATED NOTES. The provisions of the note purchase agreement relating to the $30.0 million 7.5% convertible, subordinated notes issued to PMI Mezzanine Fund, L.P.

("PMI") contain financial covenants relating to: (i) the Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; and (iii) the Company's ratio of total indebtedness to total capitalization. It is possible that as of March 31, 2000 the Company will not be in compliance with one or more of these financial covenants. If one or more of these covenants are violated, such a violation would result in an event of default under the provisions of the note purchase agreement, and the holder of such notes may, at its option, accelerate all or a portion of the outstanding principal amount of this indebtedness.

         If an event of default occurs under the provisions of the note purchase agreement, the Company will initiate discussions with the holder of such notes and attempt to obtain a waiver of, or amendment to, the financial covenants contained in the note purchase agreement violated by the Company. In addition, in order to prevent an event of default under the note purchase agreement, prior to completion of the Restructuring and related transactions, the Company will be required to amend the provisions of the note purchase agreement to remove a covenant requiring the Company to elect to be taxed as a REIT for federal income tax purposes.

         There can be no assurance that the holder of these notes will consent to any proposed waiver of, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of the proposed waiver and amendments. The Company anticipates that it may be required to amend the economic terms of the notes in the event the holder of these notes does consent to any proposed waiver of, and amendment to, the note purchase agreement.

         CCA BANK CREDIT FACILITY. The terms of CCA's bank credit facility provide that CCA shall not amend or modify the terms of the Amended and Restated Services Agreement, the Amended and Restated Tenant Incentive Agreement and the Business Development Agreement in any manner which would be on terms and conditions less favorable to CCA than are in effect immediately prior to such amendment or modification. If the proposed amendments to these agreements are completed, CCA will be in violation of its bank credit facility. In addition, CCA's bank credit facility requires that CCA have a net worth in excess of certain specified amounts. On December 31, 1999, CCA was not, and it currently is not, in compliance with this financial covenant. The terms of the CCA bank credit facility also provide that the execution of the Agreement and Plan of Merger resulted in an event of default under the CCA bank credit facility.

         CCA has initiated discussions with Foothill Capital Corporation, the agent of the bank credit facility, and will request the consent of the requisite percentage of the senior lenders under its bank credit facility for a waiver of the bank credit facility's restrictions relating to: (i) the amendment of the Company's agreements with CCA; and (ii) the execution of the Agreement and Plan of Merger. CCA has also requested the consent of such lenders with respect to a waiver of, or amendment to, the financial covenant concerning CCA's shareholders' equity described above.

         EFFECT OF FAILURE OF THE COMPANY TO OBTAIN REQUESTED WAIVERS AND AMENDMENTS. There can be no assurance that the requisite senior lenders under the Company's bank credit facility will consent to the proposed waivers of, and amendments to, the Company's bank credit facility or will not seek to declare an event of default prior to the effectiveness of the consent or waiver. Moreover, the effectiveness of the proposed waivers of, and amendments to, the Company's bank credit facility is subject to the satisfaction of the conditions described above and the attainment of the waivers of, and amendments to, the applicable provisions of CCA's bank credit facility. The Company has also agreed that it is currently obligated to pay interest on amounts outstanding under the Company's bank credit facility at an applicable default rate which is greater than the otherwise applicable rate of interest payable under the terms of the Company's bank credit facility.

         If the proposed waivers of, and amendments to, the Company's indebtedness are not obtained, the Company will continue to negotiate with LCPI and its other lenders in an attempt to obtain such necessary waivers or amendments. In the event the Company is unable to obtain the necessary waivers or amendments to the bank credit facility, or to comply with and maintain the proposed waivers and amendments, or if the Company defaults under the terms of any of its other indebtedness, and such indebtedness is accelerated, the senior lenders under the Company's bank credit facilities are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the bank credit facility. In addition, the Company's Senior Notes (as defined herein), the $40.0 million 9.5% convertible, subordinated MDP Notes and the $30.0 million 7.5% convertible, subordinated notes payable to PMI contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under its bank credit facility or if the obligations under the Company's bank credit facility have been accelerated. If the senior lenders under the Company's bank credit facility elect to exercise their rights to accelerate the Company's obligations under the bank credit facility, and/or if the senior lenders do not consent to the proposed waivers and amendments (or acceptable alternative waivers and amendments), such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's Senior Notes (as defined herein) or its convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all the Company's outstanding indebtedness.

         EFFECT OF FAILURE OF CCA TO OBTAIN REQUESTED WAIVERS AND AMENDMENTS. There can be no assurance that the requisite senior lenders under CCA's bank credit facility will consent to the proposed waivers of, and amendment to, CCA's bank credit facility or will not seek to declare an event of default prior to such date. If the proposed waivers of, and amendment to, CCA's bank credit facility are not obtained, CCA will continue to negotiate with Foothill Capital Corporation, as agent, and its senior lenders in an attempt to obtain necessary waivers of, or amendments to, its bank credit facility. In the event CCA is unable to obtain the necessary waivers or amendments, or to comply with and maintain the proposed waiver and amendment, the senior lenders are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the bank credit facility. If the senior lenders elect to exercise their rights to accelerate CCA's obligations under CCA's bank credit facility, and/or if the senior lenders do not consent to the proposed waiver and amendment, such events would have a material adverse effect on CCA's liquidity and financial position. CCA does not have sufficient working capital in the event of an acceleration of CCA's bank credit facility. In addition, the terms of the CCA Leases provide that an event of default under CCA's bank credit facility which results in the acceleration of at least $25.0 million of CCA's indebtedness under the CCA bank credit facility prior to its stated maturity will result in an event of default under the CCA Leases, which would result in an event of default under the Company's bank credit facility, also triggering defaults under the Company's other indebtedness.

1999 FINANCIAL STATEMENTS AND GOING CONCERN MATTERS

         Due to CCA's current liquidity position and its inability to make required payments to the Company under the terms of the CCA Leases and the CCA Note, CCA's independent auditors have included an explanatory paragraph in its report to CCA's consolidated financial statements for the year ended December 31, 1999 that express substantial doubt as to CCA's ability to continue as a going concern. Accordingly, as the result of the Company's financial dependence on CCA and the Company's resulting liquidity position, as well as concerns with respect to the Company's noncompliance with, and resulting defaults under, certain provisions and covenants contained in its indebtedness and potential liability arising as the result of shareholder and other litigation commenced against the Company, the Company's independent auditors have included an explanatory paragraph in its report to the Company's consolidated financial statements for the year ended December 31, 1999 that express substantial doubt as to the Company's ability to continue as a going concern. The existence of these explanatory paragraphs may have a material adverse effect on the Company's and CCA's relationships with its creditors and could have a material adverse effect on the Company's business, financial condition, results of operation and liquidity. In addition, the continued operating losses being incurred by CCA and its inability of CCA to make contractual payments to the Company; the declaration of default and acceleration action by the Company's and CCA's creditors under the terms of the Company's and CCA's indebtedness; and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flow.

         As a result of the existence of explanatory paragraphs in the reports of each of the Company's and CCA's independent auditors relating to the Company's and CCA's financial statements as to the ability of each of the Company and CCA to continue as a going concern, the Company is also in violation of the provisions of its bank credit facility. The Company intends to request a waiver of a violation of the bank credit facility caused solely by the failure of the Company to deliver annual financial statements of the Company and CCA unqualified as to the ability of each of the Company and CCA to continue as a going concern. See "--Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company and CCA's Outstanding Indebtedness."

         The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of its bank credit facility to meet these requirements. Due to the Company's financial condition and non-compliance with certain covenants under the terms of its bank credit facility, the availability of borrowing under its bank credit facility is uncertain. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

SHAREHOLDER LITIGATION

         On December 29, 1999, a purported class action lawsuit was filed on behalf of the shareholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well as the Fortress/Blackstone Investors. The lawsuit alleges that the directors breached their fiduciary duties to the Company's shareholders by "effectively selling control" of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to this prospective sale or having taken steps to maximize shareholder value. The plaintiffs seek an injunction preventing the completion of the Fortress/Blackstone Restructuring, declaratory relief, and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as the Fortress/Blackstone Investors. Each of these three actions were consolidated in February 2000 into one action, captioned In re: Bernstein v. Prison Realty Trust, Inc.

         On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the shareholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its Common Stock, including the "special dividend" prior to the date on which it was disclosed to the public and therefore certain statements made by them prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson
v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and
D. Robert Crants, III. These actions were consolidated on March 13, 2000 into one action, captioned Neiger v. Doctor Crants, et al. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in the Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan v. Prison Realty Trust, Inc., et. al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale, and alleges violations of state securities laws based on claims substantially identical to those enumerated above.

         The Company cannot determine the outcome of these actions, and, as a result, the Company cannot be assured that the determination of the litigation in a manner adverse to the Company will not have a material adverse effect upon the Company. In addition, the Company cannot be assured that additional lawsuits will not be filed in connection with the Fortress/Blackstone Restructuring.

         The Company is also currently subject to two separate class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and CCA in May, 1999 to increase payments made by the Company to CCA under the terms of certain agreements. The plaintiffs' class in In re Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the 1999 Merger. The plaintiffs' class in In re Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the 1999 Merger and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of sixteen complaints filed in May and June 1999. In addition, a purported shareholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the completion of the Restructuring. The Company is continuing to investigate the allegations in these complaints, and although their outcome is not determinable, the Company is defending these actions vigorously. In addition, the Company cannot be assured that the determination of one or both of these actions in a manner adverse to the Company will not have a material adverse effect upon the Company.

         The Company also is subject to a complaint filed in August, 1998 in the Chancery Court for Davidson County, Tennessee, inherited from Old CCA in the 1999 Merger. The lawsuit, captioned Dasburg, S.A. v. Corrections Corporation of America, et al., claims that Old CCA and the individual named defendants violated state law by making false and misleading statements in order to keep Old CCA's stock price at an artificially high level during the period from April, 1997 through April, 1998, so that the individual named defendants could sell shares of Old CCA stock at inflated prices. The Company is defending this action vigorously, and cannot be assured that the determination of the action in a manner adverse to the Company will not have a material adverse effect upon the Company.

SHELF REGISTRATION

         On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its Common Stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). As of March 15, 2000, the Company has issued and sold approximately 6.7 million shares of Common Stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120.0 million, with the most recent issuance and sale occurring during the second quarter of 1999. Proceeds from sales of Common Stock under the Shelf Registration Statement have been used for general corporate purposes, including the acquisition and development of correction and detention facilities.

DIVIDEND REINVESTMENT PLAN

         On May 14, 1999, the Company registered 10.0 million shares of the Company's Common Stock for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). The DRSPP provides a method of investing cash dividends in, and making optional monthly cash purchases of the Company's Common Stock, at prices reflecting a discount between 0% and 5% from the market price of the Common Stock on the NYSE. As of March 15, 2000, the Company has issued 1,261,432 shares under the DRSPP with 1,252,994 of these shares issued under the DRSPP's optional cash feature resulting in proceeds of approximately $12.3 million. The Company has temporarily suspended the DRSPP pending the completion of the Restructuring and related transactions.

SENIOR NOTES OFFERING

         On June 11, 1999 the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Senior Notes"). Interest on the Senior Notes is paid semi-annually in arrears and have a seven year term due June 1, 2006. Net proceeds from the offering of the Senior Notes were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under its bank credit facility. The bank credit facility repayments did not permanently reduce the commitments under the bank credit facility. The Company currently is in compliance with the provisions of the indenture governing the Senior Notes. However, under the terms of the indenture, the Company will be required to obtain an opinion as to the fairness, from a financial point of view, to the Company of the amendments to the terms of the CCA Leases and the amendments to the other agreements between the Company and CCA. In addition, the indenture governing the Senior Notes contains a provision which allows the holders thereof to accelerate the Senior Notes and seek remedies if the Company has a payment default under its bank credit facility or if the obligations under the Company's bank credit facility have been accelerated.

ISSUANCE OF CONVERTIBLE, SUBORDINATED NOTES

         On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the Merger. Interest on the note was payable at LIBOR plus 1.35%, and the note was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted: (i) $7.0 million of convertible subordinated notes assumed by the Company from Old CCA in the 1999 Merger bearing interest at 8.5% into 1.7 million shares of Common Stock at a conversion price of $4.09 per share; (ii) $20.0 million of convertible notes assumed by the Company from Old CCA in the 1999 Merger bearing interest at 7.5% into 700,000 shares of Common Stock at a conversion price of $28.53; and (iii) $20.0 million of convertible subordinated notes bearing interest at LIBOR plus 1.35% into 2.6 million shares of Common Stock at a conversion price of $7.80 per share.

         On January 29, 1999, the Company issued $20.0 million of the MDP Notes with interest payable semi-annually at 9.5%. The MDP Notes are convertible into shares of the Company's Common Stock at a conversion price of $28.00 per share, which has been adjusted to $23.63. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of the MDP Notes with the first $20.0 million tranche issued in December, 1998 under substantially similar terms. See "--Recent Developments--Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness."

         The $30.0 million of 7.5% convertible, subordinated notes issued to PMI Mezzanine Fund L.P. in connection with the 1999 Merger require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of September 30, 1999, the conversion price for the notes was $23.63, as compared to $27.42 at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the conversion of the three convertible, subordinated notes previously issued by the Company to Sodexho and converted into approximately five million shares of the Company's Common Stock. See "--Recent Developments--Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness."

SALE OF MAURICE H. SIGLER DETENTION CENTER

         On December 29, 1999, the Company sold the 1,008 bed Maurice H. Sigler Detention Center located in Frostproof, Polk County, Florida to Polk County pursuant to the exercise of an option to purchase the facility granted to Polk County in connection with the award of a facility management contract to Old CCA in 1996. Under the terms of the option, Polk County paid an aggregate purchase price of $40.8 million for the facility, which was equal to the depreciated book value, determined in accordance with generally accepted accounting principles, of the facility. After considering the selling costs incurred by the Company, a loss of approximately $400,000 was recorded in the fourth quarter of 1999. The Company used the proceeds from the sale to reduce amounts outstanding under the Company's amended bank credit facility and for general working capital purposes.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is currently engaged primarily in the business of financing, designing, constructing and renovating new and existing jails and prisons that it leases to both private prison managers and government agencies. The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-2.

NARRATIVE DESCRIPTION OF BUSINESS

BUSINESS OBJECTIVES AND STRATEGIES

         GENERAL. The Company was formed to continue the success of its predecessors in capitalizing on the opportunities for privatization in the corrections and detention industry. The principal business strategy of the Company has been to own, design, build and finance new correctional and detention facilities that meet the Company's investment criteria, to acquire existing facilities meeting such criteria from both private prison managers and government entities, to expand the design capacity of its existing facilities and to lease all such facilities under long-term "triple net" leases to government entities and qualified third-party private prison operators. In this regard, at March 15, 2000, the Company owned or was in the process of developing 50 correctional and detention facilities, of which 43 were operating, four were under construction or expansion and three were in the planning stages. At March 15, 2000, CCA, the Company's primary tenant, leased 34 of the Company's facilities, government agencies leased six of the Company's facilities and private operators leased three of the facilities. The substantial majority of the Company's revenues comes from the rental payments received under the terms of the Company's leases, including the CCA Leases. However, the Company and CCA intend to amend the terms of the CCA Leases to restructure the rental payments due thereunder. See "Recent Developments."

         If the Restructuring and related transactions are completed, the Company, through itself and its subsidiaries, will be in the business of owning and operating correctional and detention facilities, including operating the facilities currently being operated by CCA, PMSI and JJFMSI. As a result of the Restructuring, the Company will no longer operate so as to qualify as a REIT, and will instead conduct its business as a taxable C corporation. As discussed herein under the heading "--Recent Events--Restructuring and Related Transactions," as required by the Company's governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event the Company completes the Fortress/Blackstone Restructuring under its existing terms following the required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. In either event, the Company expects that it will be taxed as a C corporation in the taxable year ending December 31, 2000 and thereafter. As a C corporation, the Company will not be required to make the distributions required by the REIT rules, including the distribution of 95% of its taxable income, but rather will be able to retain its after-tax earnings and invest those earnings in the business of the Company. As such, the Company does not intend to make any distributions to the holders of its Common Stock following the completion of the Restructuring and related transactions.

         The following discussion outlines the business objectives and strategies related to the Company's current business--the ownership and development of correctional and detention facilities--and the Company's operation so as to preserve its ability to qualify as a REIT. The following discussion also outlines the objectives and strategies expected to be adopted by the Company upon the completion of the Restructuring and related transactions.

         BUSINESS OBJECTIVES. As an entity which has operated so as to preserve its ability to qualify as a REIT, the Company's primary business objectives are to generate increasing returns to its shareholders through increases in cash flow available for distribution and to maximize long-term total returns to its shareholders. The Company generally seeks to achieve these objectives by:

         - expanding its existing portfolio of correctional and detention facilities by: (i) designing, building and/or developing correctional and detention facilities for both government entities and qualified third-party operators; and (ii) selectively acquiring correctional and detention facilities that demonstrate potential for significant revenue and cash flow from both private prison managers and government entities;

         -        expanding the design capacity of its existing facilities; and

         - leasing its facilities pursuant to leases under which its lessees pay base rent with certain annual escalations and pay certain expenses in connection with the operation of the property, such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses.

         Following the Restructuring and related transactions, the Company's primary business objectives will be to increase revenues and its position as the largest owner, developer and manager of privatized correctional and detention facilities worldwide. The Company expects to achieve these objectives by:

         Efficient Development and Management of Facilities. The newly combined company will continue to provide the high quality, cost-efficient management of correctional and detention facilities currently being provided by CCA, PMSI and JJFMSI. The Company believes that its quality of personnel, efficient application of financial resources and adherence to proven policies and procedures will enable it to design, develop and manage correctional and detention facilities at costs lower than those of government agencies that are responsible for performing such services. The Company believes that the reputations of its predecessors as innovative and effective owners and managers of facilities will enhance its ability to market its services and capitalize on a larger scope of opportunities with a variety of government agencies. The Company also recognizes the importance of the facility administrator and the facility's management team in the successful financial performance of each facility. The Company believes that CCA's reputation will enable it to attract highly-qualified facility administrators. Each facility management team will operate each facility in accordance with a company-wide policy and procedure regimen derived from industry standards and designed to ensure the delivery of consistent, high quality services in each of its facilities. The Company will seek to minimize operating expenses by designing its facilities to optimize correctional officer staffing consistent with facility security requirements. The Company will further control operating expenses through the continued use of electronic surveillance systems and other technologies.

         Development of Domestic Business Opportunities. As a result of the growth in the demand for privatized correctional and detention facilities, the Company will be selective in the projects it pursues. The Company will pursue projects based on probability of success, geographic location, size, potential profitability, and political and community acceptability which is intended to allow the Company to enhance its market share and optimize resource allocation, profitability and financial return. The Company intends to focus on institutions with an emphasis on medium to maximum security that are 500 to 1,000 beds or larger. Management believes that the experience and reputation of the newly-combined company in managing large secure facilities will enable it to maintain its industry position and to capitalize on the trend of governments to privatize larger facilities.

         Expansion into International Markets. The Company believes that the majority of its new business will come from within the United States. While management will not detract from its domestic business to pursue international activities, the Company will continue to participate in selected international projects it finds attractive. The Company also believes that in order to compete effectively in international markets it must enter into alliances with strategic local partners in the international marketplace with access to local opportunities and familiarity with local business practices.

         BUSINESS STRATEGY. The Company believes that it currently is, and following the Restructuring and related transactions, will be, well positioned to take advantage of the increasing trend towards privatization. The Company currently is the only full service private corrections provider and is able to benefit from every type of private sector/public sector partnership with respect to correctional and detention facilities, including: (1) facilities owned by the Company and managed by CCA; (2) facilities owned by the Company and managed by other private operators; (3) facilities owned by the Company and managed by government entities; and (4) facilities owned by government entities and managed by PMSI or JJFMSI. Following the Restructuring and related transactions, the Company will continue to benefit from these partnerships as it will own and manage all of the correctional and detention facilities currently owned and managed by CCA, PMSI and JJFMSI.

         The Company's principal business strategy currently is to design, build and finance new correctional and detention facilities for, as well as to acquire and renovate existing facilities from, both governmental entities and private prison managers and to lease these facilities under long-term "triple net" leases to government entities and qualified third-party operators. Substantially all of the Company's income currently comes from rent payments from leases of correctional and detention facilities. Following the Restructuring and related transactions, substantially all of the Company's income will be derived from contracts with government entities for the provision of correctional and detention facility management services.

         The Industry. The Company believes the United States private corrections industry is in a period of significant growth as governments of all types face continuing pressure to control costs and improve the quality of services. As the number of crimes committed each year, and the corresponding number of arrests, increase, governments are increasingly willing to consider privatization of correctional and detention services as a means of controlling costs and improving the quality of services.

         According to the Private Adult Correctional Facility Census (the "Census"), prepared by Charles W. Thomas, a director of and consultant to the Company, the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by Old CCA in 1984. The majority of this growth has occurred since 1989, as the number of privately managed adult correctional and detention facilities in operation or under construction worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 188 facilities with a design capacity of 145,160 beds in 1999. The majority of all private prison management contracts are in the United States. According to the Census, at December 31, 1999, 158 of the 188 private correctional facilities were in the United States, with the remaining 30 divided between Australia, the United Kingdom, South Africa, the Netherlands Antilles and New Zealand. According to the Census, the aggregate capacity of private facilities in operation or under construction rose from 132,572 beds at December 31, 1998, to 145,160 beds at December 31, 1999, an increase of 9.5%.

         The Census reports that at December 31, 1999 there were 30 state jurisdictions, the District of Columbia and Puerto Rico, within which there were private facilities in operation or under construction. Further, all three federal agencies with prisoner custody responsibilities (i.e., the United States Bureau of Prisons (the "BOP"), the U.S. Immigration and Naturalization Service (the "INS") and the U.S. Marshals Service (the "USMS")) continued to contract with private management firms. Management believes that the continued trend is a result of the fact that private companies competing with each other are incentivized to keep costs down and to improve the quality of services. Various industry studies show that cost savings from privately operated prisons may be in the range of 10-15%. Further, based on recidivism rates, the quality of services is generally better in privately operated prisons than in public prisons.

         Management believes that the trend of increasing privatization of the corrections industry will also continue, in large part, because of the general shortage of beds available in United States correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice statistics ("BJS"), the number of inmates housed in United States federal and state prison and jail facilities increased from 744,208 at December 31, 1985 to approximately 1,825,400 at December 31, 1998, a compound annual growth rate of 7.3%. As of December 31, 1998, the BJS reported that one in every 149 United States residents was incarcerated. Further, at December 31, 1998, at least 33 state prison systems, as well as the federal prison system and the District of Columbia system are operating at 100% or more of their highest capacity. Industry reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

         Growth Opportunities. The Company believes it has a competitive advantage in the development, construction, and acquisition of new private correctional and detention facilities due to the Company's ability to finance and build facilities in significantly less time than government entities. The Company intends to obtain the capital necessary to capitalize on this advantage by completing the Restructuring and related transactions, including using the proceeds from the Equity Investment and the Rights Offering and the borrowing capacity under the new senior secured credit facilities to complete the construction of existing projects and obtain additional business. In addition, the Company's operation as a C corporation upon the completion of the Restructuring will allow it to reinvest its after-tax revenues in the Company's business. In the event the Company does not complete the Restructuring, or cannot otherwise raise the capital required to develop and construct additional facilities or expand existing facilities, the Company will not be able to capitalize on its perceived advantages and grow its business.

         In the event the Company does have access to capital, the Company believes that its competitive advantage will enable it to capitalize on the following opportunities:

         Government Managed Facilities. Attractive opportunities exist to develop correctional and detention facilities on behalf of various government entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following:
         (i) one-time general revenue appropriations by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under federal court orders to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a correctional and detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believes that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, many such government entities have been and will be forced to consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. The Company further believes that by privatizing the development and construction of a facility, a government entity can avoid large capital appropriations and voter referendum issues, freeing itself to direct its resources to other competing infrastructure needs, and accordingly, privatization will become even more attractive.

         Expansion Opportunities. The Company's growth objectives also focus on the selective expansion of its existing correctional and detention facilities to increase cash flows and property values. The Company is currently developing approximately 1,150 beds through the expansion of three of its currently operating facilities.

         The Company's ability to acquire or develop new facilities or to expand its existing facilities depends on its access to financing. There can be no assurance that the Company will be able to acquire or develop correctional facilities that meet its investment criteria. Moreover, acquisitions and expansions entail risks that acquired or expanded facilities will fail to perform in accordance with expectations. See "--Risk Factors--The Company is Subject to Risks Inherent in Investment in Real Estate Properties" herein for a further discussion of this risk.

LEASES AND OTHER CONTRACTUAL RELATIONSHIPS WITH PRIMARY TENANT

         The Company currently derives a significant portion of its income from its leases and other contractual relationships, including the CCA Note and the Trade Name Use Agreement, with CCA, its primary tenant. As discussed herein under the heading "--Recent Developments--Transactions Between the Company and CCA ," the Company and CCA intend to amend the terms of the CCA leases to restructure the lease payments due the Company under the CCA Leases, and CCA has been required to defer payment of the initial installment of accrued interest due December 31, 1999 under the CCA Note. As the result of the Restructuring and related transactions, if completed, the CCA Leases, as well as the other contractual arrangements between the Company and CCA, will be canceled and of no further force and effect. Notwithstanding the foregoing, the following discussion outlined the terms of the existing CCA Leases and certain other contractual relationships between the Company and CCA.

LEASES

         CCA is the Company's primary tenant, leasing 34 of the Company's 43 currently operating facilities. In connection with the 1999 Merger, the Company and CCA entered into the CCA Leases with a primary term of 12 years (the "Fixed Term") with respect to each facility currently leased by CCA. Each CCA Lease conveys a leasehold interest in the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the facility and all personal property necessary to operate the facility for its intended purpose (collectively, the "CCA Leased Property"). Each CCA Lease permits CCA to operate the CCA Leased Property only as a correctional or detention facility. CCA has the responsibility in each CCA Lease to obtain and maintain all licenses, certificates and permits in order to use and operate each facility.

         The rent for the first year for each facility under the CCA Leases was initially set at a fixed amount (the "Annual Base Rent") and is expected to increase each year by an amount (the "Additional Rent"). Under the CCA Leases as amended, Annual Base Rent and Additional Rent for each CCA Leased Property will be payable in semi-annual installments (rather than in monthly installments as set forth in the existing CCA Leases). The obligations of CCA under each CCA Lease are cross-defaulted to each of the other CCA Leases with respect to payment and certain other defaults. The Company has general recourse to CCA under the CCA Leases, although CCA's payment obligations under such CCA Leases are not secured by any assets of CCA.

         The CCA Lease for each CCA Leased Property may be extended at fair market rates for three additional five-year terms beyond the Fixed Term (the "Extended Terms"), but only upon the mutual agreement of the Company and CCA. Fair market rates for Extended Terms will be determined mutually by the Company and CCA based on their respective analyses of the market for the relevant facility. The Fixed Term and Extended Terms under each CCA Lease are subject to earlier termination upon the occurrence of certain contingencies described in the CCA Lease. Additionally, each CCA Lease may be terminated by the Company, at its option, at any time after the first five years of the CCA Lease, upon 18 months' written notice to CCA.

         Each CCA Lease is what is commonly known as a "triple-net" lease or "absolute net" lease, under which CCA is to pay the Annual Base Rent and all additional charges. Under each CCA Lease, CCA must, at its sole cost and expense, maintain each CCA Leased Property in good order, repair and appearance and must make structural improvements or repairs which may be necessary and appropriate to keep such CCA Leased Property in good order, repair and appearance, excluding ordinary wear and tear. CCA, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each CCA Leased Property with the prior written consent of the Company, provided that the value and primary intended use of such CCA Leased Property is not impaired. Each CCA Lease provides that, at the request of CCA, the Company may make capital additions. In certain situations, a capital addition to CCA Leased Property may be made directly by CCA and financed by third parties, with the prior written consent of the Company. In the case of a capital addition not undertaken or financed by the Company, the Company will have an option to acquire and lease back to CCA such capital addition for a period of 10 years following the date on which inmates are first received at such capital addition, at a cost equal to the fair market value of such capital addition and at an annual rental rate equal to fair market rental rates.

         The CCA Leases provide that CCA may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer any CCA Lease or any interest therein with respect to all or any part of the CCA Leased Property.

OTHER CONTRACTUAL RELATIONSHIPS

         In connection with the 1999 Merger, the Company and CCA entered into a right to purchase agreement (the "Right to Purchase Agreement"), whereby the Company has an option to acquire, and lease back to CCA at fair market value, any correctional or detention facility acquired or developed and owned by CCA in the future, for a period of 10 years following the date on which service is commenced with respect to such facility. For facilities acquired pursuant to the Right to Purchase Agreement, the initial annual rental rates will be the fair market rental rates, as determined by the Company and CCA. Additionally, the Company has a right of first refusal in the event CCA obtains an acceptable third party offer to acquire or provide mortgage secured financing to finance more than 90% of the cost of any correctional or detention facility owned by CCA or which is acquired or developed by CCA or its subsidiaries in the future. With respect to a sale of any such facility, if the Company declines to purchase such facility, CCA will be free to sell such facility for a specified period of time at a price at least equal to the price offered to the Company and on terms and conditions substantially consistent with those offered to the Company. With respect to a first mortgage financing of 90% of the cost of any such facility, if the Company declines to provide such financing on the terms set forth in such third party offer, CCA will be free to obtain first mortgage financing from a third party on terms and conditions no less favorable to CCA than those contained in the third party offer.

         The Company has also entered into: (i) an Amended and Restated Services Agreement with CCA pursuant to which CCA is to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of such agreement; (ii) an Amended and Restated Tenant Incentive Agreement with CCA pursuant to which the Company will pay to CCA an incentive fee to induce CCA to enter into CCA Leases with respect to those facilities developed and facilitated by CCA; and (iii) a Business Development Agreement with CCA pursuant to which CCA will provide marketing and other business development services on behalf of the Company. With respect to the Services Agreement, in consideration of a fee, CCA has agreed to perform, at the direction of the Company, services needed in the construction and development of correctional and detention facilities, including services related to identification of potential additional facilities, preparation of proposals, project bidding, project design, government relations and project marketing. With respect to the Amended and Restated Tenant Incentive Agreement, the Company has agreed to pay an incentive fee to CCA for each facility leased by CCA for which CCA has served as developer and facilitator. Pursuant to the Business Development Agreement, the Company has agreed to pay CCA a fee for the marketing and business development services provided to the Company. The Company and CCA intend to amend the terms of these agreements to defer all fees to be paid by the Company to CCA under these agreements until September 30, 2000. See "Recent Developments--Transactions Between the Company and CCA."

GOVERNMENT REGULATION

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, the Company has been subject to these laws, ordinances and regulations, and such laws, rules and regulations. In addition, upon the completion of the Restructuring and related transactions, the Company will also be subject to these laws, ordinances and regulations as the result of the Company's, and its subsidiaries', operation and management of the correctional and detention facilities currently managed and operated by CCA, PMSI and JJFMSI. The cost of complying with environmental laws could materially adversely affect the Company's financial condition and results of operations.

         Phase I environmental assessments have been obtained on substantially all of the facilities currently owned by the Company. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of such facilities, review of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environmental assessment reports do not reveal any environmental contamination that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, environmental conditions on properties owned by the Company may affect the operation or expansion of facilities located on the properties.

         Under the terms of the existing CCA Leases, CCA has made various representations and warranties relating to environmental matters with respect to each CCA Leased Property. Each CCA Lease requires CCA to indemnify and hold harmless the Company and any CCA mortgagee from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the CCA Leased Property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the CCA Leased Property. Upon completion of the Restructuring and related transactions, the CCA Leases will be canceled and will be of no further force and effect.

AMERICANS WITH DISABILITIES ACT

         The Company's properties, and those correctional and detention facilities operated and managed by CCA, PMSI and JJFMSI, are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other modifications or capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants.

         Under the Company's existing leases, including the CCA Leases, the lessee is required to make any necessary modifications or improvements to comply with the ADA. However, the Company does not believe that such costs will be material because it believes that relatively few modifications are necessary to comply with the ADA. Upon completion of the Restructuring and related transactions, however, the CCA Leases will be canceled and will be of no further force and effect.

INSURANCE

         The Company maintains a general liability insurance policy of $2 million for all of its operations, as well as insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. In addition, each lease between the Company and its lessees, including the CCA Leases, provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) worker's compensation. Under each of these leases, the Company has the right to periodically review its lessees' insurance coverage and provide input with respect thereto. CCA currently maintains general liability coverage of $55 million.

         Upon completion of the Restructuring and related transactions, the CCA Leases will be canceled and will be of no further force and effect. As such, the Company will be required to obtain and maintain liability insurance substantially equivalent to that currently held by CCA to cover liabilities arising from the operation, and in some cases, the leasing of correctional and detention facilities currently being operated by CCA, as well as sufficient liability insurance to cover the operation of the correctional and detention facilities currently operated by PMSI and JJFMSI.

EMPLOYEES

         As of December 31, 1999, the Company had 10 full-time employees and no part-time employees. Of such full-time employees, all were employed at the Company's corporate offices. None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages. The Company generally considers its relations with its personnel to be good.

         As of December 31, 1999, CCA employed approximately 8,100 full-time employees and 137 part-time employees. Of such full-time employees, 189 were employed at CCA's corporate offices and 8,048 were employed at CCA's facilities and in its inmate transportation business. CCA employed personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services. At December 31, 1999, PMSI employed approximately 3,110 full-time employees and 54 part-time employees. PMSI employed personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services. As of December 31, 1999, JJFMSI employed approximately 2,350 full-time employees and 49 part-time employees. JJFMSI employed personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

         Each of the correctional and detention facilities currently operated under the name "Corrections Corporation of America" by CCA, PMSI and JJFMSI is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures. Neither CCA, PMSI nor JJFMSI has experienced a strike or work stoppage at any of its facilities. In January 1996, Old CCA reached an agreement with a union to represent 38 non-security personnel at its Shelby Training Center. This agreement was renewed in April 1998. In September 1997, Old CCA entered into an agreement with a union to represent approximately 60 correctional officers at the Shelby Training Center. In March 1997, Old CCA assumed management of the D.C. Correctional Treatment Facility in Washington, D.C., and Old CCA agreed to recognize organized labor in representing certain employees at this facility. In December 1998, Old CCA finalized an agreement with the union to represent approximately 120 correctional officers and other support services staff. In the opinion of the management of each of CCA, PMSI and JJFMSI, overall employee relations are generally considered good.

LEGAL PROCEEDINGS

         Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional facility, but may also be brought against the owner. The Company's lessees, including CCA, PMSI and JJFMSI, as the operators of correctional and detention facilities, are currently parties to such proceedings, and, upon completion of the Restructuring and related transactions, the Company and its subsidiaries also expect to become parties to such proceedings. The Company does not believe that such litigation, if resolved against its lessees, or the Company and its subsidiaries, would have a material adverse effect upon its business or financial position.

         The Company's existing leases with its lessees, including the CCA Leases, generally provide that lessees are responsible for claims based on personal injury and property damage at such facilities and that the Company's lessees maintain insurance for such claims. Upon completion of the Restructuring and related transactions, however, the CCA Leases will be canceled and will be of no further force and effect. For further discussion of potential legal proceedings affecting the Company and its lessees, see the information contained under the heading "-- Risk Factors" herein. For a discussion of specific claims to which the Company, CCA, PMSI and JJFMSI are a party, including certain shareholder litigation commenced against the Company, see the information contained under the headings "-- Recent Developments -- Shareholder Litigation" and "Legal Proceedings" herein.

COMPETITION

         The Company's existing correctional and detention facilities are, and any additional correctional and detention facilities acquired by the Company, will be, subject to competition for inmates from private prison managers. In addition, the correctional and detention facilities currently managed by CCA, PMSI and JJFMSI are, and the correctional and detention facilities to be managed by the Company and its subsidiaries upon the completion of the Restructuring and related transactions, will be, subject to competition for inmates from other private prison managers. As such, the number of inmates in a particular area could have a material adverse effect on the operating revenues of the Company's facilities. In addition, revenues of the facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. The Company will also be subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

RISK FACTORS

         As the owner and developer of correctional and detention facilities, the Company is currently subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry, investments in real estate properties, and potential conflicts of interest that could cause actual results to differ materially from those indicated in certain forward-looking statements contained herein and elsewhere. These risks, as identified by the Company, are set forth below. In addition, as a result of the Company's operation so as to preserve its ability to qualify as a REIT to date, the Company is also currently subject to certain tax related risks. In the event the Company completes the Restructuring and related transactions, or another similar transaction or series of transactions, the Company will also be subject to risks and uncertainties associated with, among other things, the management and operation of correctional and detention facilities and the demands placed on the Company's capital and liquidity as a result of the Fortress/Blackstone or Pacific Life equity investment, if completed, and taxation as a C corporation that could cause actual results to differ materially from those indicated in certain forward-looking statements contained herein and elsewhere. These risks, to the extent they differ from the risks and uncertainties the Company is currently subject to, are also set forth below.

THE COMPANY IS SUBJECT TO RISKS INHERENT IN THE CORRECTIONS AND DETENTION
INDUSTRY

         GENERAL. The Company currently owns, or is in the process of developing, 50 correctional and detention facilities which it leases to both private prison managers and government agencies. In addition, the Company owns shares of non-voting common stock in each of CCA, PMSI and JJFMSI, companies whose sole business is the operation and management of correctional and detention facilities. As such, the Company's revenues and its ability to make distributions as a REIT are dependent upon the ability of its tenants, including CCA, to make rental payments under the terms of the leases and upon the ability of CCA, PMSI and JJFMSI to make payments to the Company under the terms of various agreements and as dividends on the shares of CCA, PMSI and JJFMSI non-voting common stock held by the Company. Accordingly, the Company is subject to the operating risks generally inherent in the corrections and detention industry, including those set forth below.

         SHORT-TERM NATURE OF GOVERNMENT CONTRACTS. Private prison managers typically enter into facility management contracts with government entities for terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. The contracting agency typically may also terminate a facility contract at any time without cause by giving the private prison manager written notice. There also exists the risk that a facility owned by the Company may not be the subject of a contract between a private manager and a government entity while it is leased to a private prison manager since the Company's leases with its lessees generally extend for periods substantially longer than the contracts with government entities. Accordingly, if a private prison manager's contract with a government entity to operate a Company facility is terminated, or otherwise not renewed, or if such government entity is unable to supply a facility with a sufficient number of inmates, such event may adversely affect the ability of the contracting private prison manager to make the required rental or other payments to the Company.

         DEPENDENCE ON GOVERNMENT APPROPRIATIONS. A private prison manager's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the private prison manager's cash flow and therefore its ability to make payments to the Company, whether in the form of lease payments or dividends or other payments. Further, the Company's existing business strategy is, among other things, to acquire facilities from government entities and to lease those facilities to the government entity or to finance construction of the facility for the government entity. The ability of the government entity to make payments under such leases or in connection with such financing may be dependent upon annual appropriations.

         DEPENDENCE ON ABILITY TO DEVELOP NEW PRISONS AND CONTRACTS. The success of a private prison manager in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Moreover, the private corrections industry is subject to public scrutiny. Negative publicity about an escape, riot or other disturbance at a privately managed facility may result in publicity adverse to the Company, CCA, PMSI or JJFMSI and the private corrections industry in general. In addition, organized labor unions in many states, including organized labor unions consisting of state correctional and detention facility employees, have increasingly opposed the awarding of contracts to private prison managers. Any of these occurrences or continued trends may make it more difficult for a private prison manager to renew or maintain existing contracts or to obtain new contracts or sites on which to operate new facilities or for the Company to develop or purchase facilities and lease them to government or private entities, any or all of which could have a material adverse effect on the Company's business.

         INCREASED REGULATION OF THE PRIVATE PRISON INDUSTRY. A substantial majority of the Company's facilities are managed and operated by private prison managers. These private prison managers, including CCA, have been increasingly subject to public scrutiny regarding proposed facilities, opposition from organized labor and federal and state regulation. For example, legislation has been proposed or enacted in several states, and has previously been introduced in the United States House of Representatives, restricting the ability of private prison managers to house certain types of inmates, including at least one state which has attempted to restrict the ability of private prison management companies to house certain types of out-of-state prisoners in that state.

         OPTIONS TO PURCHASE AND REVERSIONS. Eight of the facilities currently owned or under development by the Company are or will be subject to an option to purchase by certain government agencies. If any of these options are exercised, there exists the risk that the Company will not recoup its full investment from the applicable facility or that it will be otherwise unable to invest the proceeds from the sale of the facility in one or more properties that yield as much revenue as the property acquired by the government entity. In addition, ownership of two of the Company's facilities currently owned will, upon the expiration of a specified time period, revert to the respective government agency contracting with the Company or with CCA. Also, one facility under development will have its ownership revert back to a government agency under its contract. See "Properties -- The Facilities" herein for a description of the terms and conditions of these options to purchase and reversions.

         LEGAL PROCEEDINGS. The Company's ownership of correctional and detention facilities and its current ownership interest in companies which operate and manage such facilities could expose it to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility owned by the Company. In addition, as an owner of real property, the Company may be subject to certain proceedings relating to personal injuries of persons at such facilities. Moreover, legal proceedings against private prison managers could have a material adverse effect on the Company's tenants, including CCA, and PMSI and JJFMSI, which could adversely affect their ability to make lease payments or the other required payments to the Company, or which could adversely affect the amounts of such payments.

         By effecting the Restructuring and related transactions, and specifically the Combination, as an owner, operator and manager of correctional and detention facilities, the Company will become more directly exposed to the risks inherent in the private corrections and detention industry described above.

THE COMPANY IS SUBJECT TO TAX RELATED RISKS

         The Company has operated so as to preserve its ability to qualify for taxation as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that it distributes to its shareholders. As discussed herein under the heading "--Recent Developments--Restructuring and Related Transactions," the Company has operated so as to preserve its ability to elect to be taxed as a REIT with respect to its taxable year ended December 31, 1999. If, however, the Fortress/Blackstone Restructuring, under its existing terms, is approved by the Company's shareholders and is subsequently completed, the Company will elect to be taxed as a C corporation, and not as a REIT, with respect to its taxable year ended December 31, 1999 and all subsequent taxable years. See "--Recent
Developments Restructuring and Related Transactions." In any event, if the Company determines to elect to be taxed as a REIT with respect to its 1999 taxable year or in future years, because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), no assurance can be made that the Company would qualify as a REIT. If the Company does not elect to be taxed, or otherwise qualify, as a REIT, it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. Failure to qualify as a REIT would therefore reduce the net earnings of the Company available for distribution to shareholders because of the additional tax liability to the Company for the year or years involved. To the extent that distributions to shareholders have been made in reliance upon the Company's qualifying as a REIT, the Company may be required to borrow funds or to liquidate certain of its investments to pay the applicable income tax. The failure to qualify as a REIT would also constitute a default under certain of the Company's current debt obligations. The Company, however, intends to refinance and/or amend the terms of its existing indebtedness and is currently seeking a waiver of this requirement pending the completion of the Restructuring. See "--Recent Developments--Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness."

         In the event that the Company does not elect, or is otherwise unable to qualify, to be taxed as a REIT, the REIT requirements that the Company pay dividends equal to at least 95% of its taxable income each year and distribute the accumulated earnings and profits from any predecessor C corporation will no longer apply. Although the Company has already distributed the existing earnings and profits of Old CCA with respect to its 1999 taxable year, it would have no further obligation to distribute any increase in such earnings and profits should the Internal Revenue Service (the "IRS") make adjustments thereto in the future. As a C corporation, future distributions by the Company to its shareholders will be made at the discretion of the Company's board of directors, and it is not anticipated that the Company would make any distributions to its common shareholders in the foreseeable future. As a C corporation, the Company would be subject to regular corporate rates, and the Company currently estimates that it will owe approximately $90.0 million in taxes, interest and penalties for the year ending December 31, 1999 if it does not elect REIT status with respect to such year. Accordingly, completing the Restructuring and related transactions, including the Equity Investment, or any similar transactions or series of transactions, including those transactions contemplated by the Pacific Life Proposal, will place significant demands on the combined company's liquidity as the result of the dividend requirements of the convertible preferred stock and the obligation to pay corporate income taxes as a C corporation. The company's ability to meet these liquidity requirements will depend on its ability to borrow under its new credit facility and to generate sufficient cash from operations. See "Business--Recent Developments--Restructuring and Related Transactions."

THE COMPANY IS SUBJECT TO RISKS INHERENT IN INVESTMENT IN REAL ESTATE PROPERTIES

          Investments in correctional and detention facilities and any additional properties in which the Company may invest in the future are subject to risks typically associated with investments in real estate. As an entity which has operated so as to preserve its ability to qualify as a REIT, the Company derives the substantial majority of its revenues from the ownership of such real estate properties and, therefore its revenues and net income are directly subject to such risks. Such risks include the possibility that the correctional and detention facilities, and any additional investment properties, will generate total rental rates lower than those anticipated or will yield returns lower than those available through investment in comparable real estate or other investments. Furthermore, equity investments in real estate are relatively illiquid and, therefore, the ability of the Company to vary its portfolio promptly in response to changed conditions will be limited. Investments in correctional and detention facilities, in particular, subject the Company to risks involving potential exposure to environmental liability and uninsured loss. The operating costs of the Company may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Although, the Company's existing CCA Leases require CCA to maintain insurance with respect to each of the Company's facilities leased to CCA, there are certain types of losses, such as losses from earthquakes, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, the Company could lose both its capital invested in, and anticipated profits from, one or more of the facilities owned by the Company.

          Upon the completion of the Restructuring and related transactions, and, in particular, the Combination, the Company will remain subject to these risks as the result of the Company's continued ownership of correctional and detention facilities. Moreover, as the result of the cancellation of the CCA Leases, the Company will be required to maintain insurance with respect to each of the Company's facilities and will be directly liable should a loss occur at any of the facilities. As a result, the Company could lose both its capital invested in, and anticipated profits from, one or more of the facilities owned by the Company.

DEPENDENCE ON TENANTS FOR REVENUES

           As the lessor of correctional and detention facilities, the Company is currently dependent upon the ability of its tenants to make lease payments to the Company. CCA is currently the lessee of a substantial majority of the

Company's facilities. Therefore, the Company is currently dependent for a substantial portion of its revenues on CCA's ability to make the lease payments required under the CCA Leases for such facilities. As previously discussed herein, CCA has incurred substantial losses from operations through the fourth quarter of 1999. In an effort to address CCA's liquidity, the Company and CCA intend to amend the terms of the CCA Leases as described herein under the heading "--Recent Developments--Transactions Between the Company and CCA" to restructure the payments due the Company under the CCA Leases. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all of the leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to generate revenue and to maintain its ability to qualify as a REIT. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees.

          Upon the completion of the Restructuring and related transactions, the CCA Leases will be canceled and be of no further force and effect and the Company, through its subsidiaries, would manage and operate the correctional and detention facilities currently being operated by CCA. The Company would, however, still lease nine of its facilities to government agencies and private operators other than CCA, and would thus be dependent on such tenants for a portion of its revenues.

DEPENDENCE ON OUTSIDE FINANCING TO SUPPORT THE COMPANY'S GROWTH; DILUTIVE EFFECT OF SUCH FINANCING

          The Company's current growth strategy includes acquiring, developing and expanding correctional and detention facilities as well as other properties. As an entity which has operated so as to preserve its ability to qualify as a REIT, the Company is not generally able to fund such growth with cash from its operating activities because the Company is required to distribute to its shareholders at least 95% of its taxable income each year in order to qualify as a REIT. Consequently, the Company must rely primarily upon the availability of debt or equity capital to fund acquisitions and improvements, the availability of which cannot be assured.

          The Company's existing bank credit facility currently consists of a $400.0 million revolving loan and $600.0 million in term loans. The bank credit facility bears interest at a floating rate calculated from either the current LIBOR rate or an applicable base rate, as may be elected by the Company. The incurrence of additional indebtedness, and the potential issuance of additional debt securities, may result in increased interest expense for the Company and increase the Company's exposure to the risks associated with debt financing and there can be no assurance that the Company will have access to debt markets to fund future growth at an acceptable cost. The bank credit facility contains restrictions upon the Company's ability to incur additional debt and requires the Company to maintain certain specified financial ratios and a minimum net worth. These provisions may also restrict the Company's ability to obtain additional debt capital or limit its ability to engage in certain transactions. In addition, the board of directors of the Company has adopted a policy of limiting indebtedness to not more than 50% of the Company's total capitalization, which could also limit the Company's ability to incur additional indebtedness to fund its continued growth. As of December 31, 2000, the Company was not in compliance with certain financial and other covenants under its bank credit facility and under the terms of certain other indebtedness. The Company intends to request the consent of its lenders with respect to a waiver of these provisions. See "--Recent Developments--Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness." There can be no assurance, however, that the Company will obtain such waivers. The failure to obtain such waivers or any additional breaches of these covenants could result in the acceleration of the Company's outstanding indebtedness under the bank credit facility. The Company may not be able to refinance or repay this indebtedness in full under such circumstances. There also can also be no assurance that the Company will have access to the capital markets to fund future growth at an acceptable cost.

LACK OF CONTROL OVER DAY-TO-DAY OPERATIONS AND MANAGEMENT OF ITS FACILITIES

          To qualify as a REIT for federal income tax purposes, the Company cannot operate, or participate in decisions affecting the operations of, its facilities or those government-owned facilities managed by CCA, PMSI or JJFMSI.

Accordingly, the Company's lessees control the operations of its facilities pursuant to long-term "triple-net" leases, most of which have initial terms of 12 years and three renewal terms of five years each, exercisable upon the mutual agreement of the lessee and the Company. During the terms of the leases, the Company does not have the authority to require lessees to operate the facilities in a particular manner or to govern any particular aspect of their operation, except as set forth in the leases. Thus, even if the Company believes a lessee is operating a facility inefficiently or in a manner adverse to the Company's interests, the Company may not require a lessee to change its method of operation. The Company is limited to seeking redress only if the lessee violates the terms of a lease, in which case the Company's primary remedy is to terminate the lease or, in certain circumstances, all of the leases with that particular lessee, and seek to recover damages from the lessee. If a lease is terminated, the Company is required to find another suitable lessee or risk losing its ability to elect or maintain REIT status, as applicable. Moreover, PMSI and JJFMSI control the operations of the government-owned facilities managed and operated by them, and CCA controls the operations of the facilities managed and operated by it. The Company will not have the authority to require any of them to operate the facilities in a particular manner or to govern any particular aspect of their operation. Accordingly, the Company has no control over the operations of CCA, PMSI or JJFMSI which provide the basis for any dividends or other payments to be made to the Company from CCA, PMSI or JJFMSI.

          If the Company completes the Restructuring and related transactions, and, in particular, the Combination, the business operations currently conducted by each of CCA, PMSI and JJFMSI will be conducted by the Company and its subsidiaries, and the existing CCA Leases and other agreements between the Company, CCA, PMSI and JJFMSI will be canceled. As such, the Company will have control, either directly or indirectly through its subsidiaries, over the daily operations and management of each facility which is currently managed by CCA, PMSI or JJFMSI.

POTENTIAL CONFLICTS OF INTEREST MAY HAVE AN EFFECT ON THE COMPANY

           Some directors, officers and shareholders of the Company currently have relationships with the Company, CCA, PMSI and JJFMSI which may create the potential for a conflict of interest with respect to the business decisions affecting the Company. Some directors, officers and shareholders of the Company also have an ownership interest in CCA which may create the potential for a conflict of interest with respect to the business decisions affecting the Company. In addition, the significant contractual and other ongoing relationships between the Company, CCA, PMSI and JJFMSI may present the potential for conflicts of interest. Such conflicts would impose a risk that these persons will favor their own interests over the interests of the Company in connection with the operations of the Company and CCA and their ongoing relationship. The Company has adopted policies to address these conflicts of interest. A more detailed discussion of these potential conflicts of interest is set forth herein under the heading "Certain Relationships and Transactions." Upon the completion of the Restructuring and related transactions, the business operations currently conducted by each of CCA, PMSI and JJFMSI will be conducted by the Company and its subsidiaries and the existing agreements between the Company, CCA, PMSI and JJFMSI, including the CCA Leases, will be canceled and will be of no further force and effect. As such, the current potential for conflicts of interest caused by the status of the Company as a landlord and a creditor of CCA, and as a shareholder of PMSI and JJFMSI, will be eliminated.

TAX STATUS

          The Company has operated so as to preserve its ability to qualify for taxation as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1999. As discussed herein under the heading "--Recent Developments--Restructuring and Related Transactions," the Company currently intends to elect to be taxed as a REIT with respect to its taxable year ended December 31, 1999 and to operate as a C corporation thereafter unless the Fortress/Blackstone Restructuring, under its existing terms, is approved by the Company's shareholders and is subsequently completed. In the event, however, the Company completes the Fortress/Blackstone Restructuring under its existing terms, subject to shareholder approval, the Company will be required to operate as a C corporation commencing with its taxable year ended December 31, 1999. Therefore, there can be no assurance that the Company will be required to not elect REIT status with respect to its 1999 taxable year under the terms of the Fortress/Blackstone Restructuring or any other Restructuring proposal accepted by the Company. Moreover, there can be no assurance that the Company will qualify to be taxed as a REIT for its 1999 taxable year in the event it elects such. Notwithstanding the foregoing, pending the vote of the Company's shareholders, the Company intends to take such actions as may be necessary to retain its ability to elect REIT status for its 1999 taxable year and beyond. In connection therewith, the Company has obtained an extension of time to file its 1999 federal tax return until September 15, 2000, which enables the Company to declare sufficient dividends (in cash or securities) with respect to its 1999 taxable year (equal to approximately $220.0 million) to elect to be taxed as a REIT for 1999 (and subsequent years) if shareholder approval is not obtained. If the Restructuring and related transactions, or another similar transaction or series of transactions, are completed, it is highly unlikely that the Company will elect, or be eligible, to qualify as a REIT for the taxable year in which the Restructuring is completed or in any taxable year subsequent to such Restructuring.

TAXATION AS A REIT

          In any year which the Company elects and qualifies for taxation as a REIT, the Company (subject to certain exceptions) would not be subject to federal income taxation at the corporate level on its taxable income that is distributed to its shareholders during the applicable year. Qualification as a REIT depends on the Company's ability to meet certain distribution and stock ownership requirements, as well as various qualification tests prescribed in the Code, as more fully described below.

          STOCK OWNERSHIP RESTRICTIONS. As an entity which has operated so as to preserve its ability to qualify as a REIT, the Company is subject to rules regarding ownership of its capital stock (the "Stock Ownership Restrictions"). First, the Company, during a substantial portion of its taxable year, must be beneficially owned by 100 or more persons. Second, during the last half of the Company's taxable year, not more than 50% of the Company's capital stock may be owned, directly or indirectly, by five or fewer "individuals," as that term is defined in the Code. The Company's charter contains certain restrictive provisions with respect to the direct or constructive ownership of the Company's capital stock which are designed to assist the Company in satisfying the Stock Ownership Restrictions. However, the constructive ownership rules in the Code are complex and may cause shares of the Company's capital stock owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by an individual or entity in violation of the Stock Ownership Restrictions.

          INCOME TESTS. For the Company to be able to qualify as a REIT, it must satisfy two gross income requirements (the "Income Tests") on an annual basis. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property (including, among other items, Rents from Real Property, as hereinafter defined) or from "qualified temporary investment income," as defined in the Code (the "75% Income Test"). "Rents from Real Property" generally means the gross amount received for the use of, or the right to use, a REIT's real property. Rents received by a REIT will qualify as Rents from Real Property only if the following conditions, among others, are met: (i) the leases under which such rents are paid must be respected as "true leases" for federal income tax purposes; and (ii) the REIT receiving rental payments from a corporate tenant, or a 10% shareholder of such REIT, must not own, directly or constructively, 10% or more of the voting power or total number of outstanding shares of such corporate tenant (a "Related Party Tenant"). Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from investments related to real property or from certain other types of passive income (the "95% Income Test").

          Due to certain aspects of the Company's relationship with CCA, the IRS may not consider part or all of the payments that the Company receives from CCA under the CCA Leases to be Rents from Real Property. First, the IRS could recharacterize the CCA Leases as service contracts or partnership agreements, rather than as "true leases." Second, the IRS could recharacterize the CCA Note as equity for federal income tax purposes, which could result in the Company being deemed to own in excess of 10% of the total outstanding capital stock of CCA. If either of those events occur, part or all of the payments under the CCA Leases would not be considered Rents from Real Property. In either event, based upon the expected amount of rent payments under the CCA Leases, the Company likely would not satisfy either the 75% Income Test or the 95% Income Test and, as a result, would not be able to elect REIT status.

As described herein under the heading "Business--General Development of Business--Recent Developments --Transactions Between the Company and CCA," the Company and CCA intend to amend the terms of the CCA Leases to restructure the payments due the Company under the CCA Leases.

          The Company also realizes on a regular basis: (i) interest income under the CCA Note; (ii) license fees under the Trade Name Use Agreement relating to the use of the CCA name; and (iii) dividend income on its non-voting common stock in PMSI and JJFMSI, some or all of which will not be qualifying income under the 75% Income Test and the 95% Income Test. Taking into account these other sources of income, the Company believes it has satisfied the 75% Income Test and the 95% Income Test with respect to its 1999 tax year. The IRS, however, may assert that the payments under the CCA Leases are excessive and treat the excess as attributable to the Trade Name Use Agreement, the management contracts acquired in connection with the issuance of the CCA Note or some other source. CCA has been required to defer the first scheduled payment of accrued interest under the CCA Note. See "Business--General Development of Business--Recent Developments --Transactions between the Company and CCA."

          ASSET TESTS. For the Company to be able to qualify as a REIT, at the close of each quarter of its taxable year it must also satisfy three tests relating to the nature of its assets (the "Asset Tests"). First, at least 75% of the value of the Company's total assets (determined in accordance with GAAP) must be represented by real estate assets, cash, cash items and government securities. Second, the value of any one issuer's securities owned by the Company (other than those qualifying for the 75% test) may not exceed 5% of the value of the Company's total assets. Third, the Company may not own more than 10% of any one issuer's outstanding voting securities. These Asset Tests are applied as of the close of each fiscal quarter. After initially meeting the Asset Tests, the Company will not lose its ability to qualify as a REIT for failure to satisfy the Asset Tests at the end of a later quarter solely by reason of a change in asset values. Pursuant to valuations determined in good faith by the Board of Directors of the Company, the Company satisfied the Asset Tests as of the end of each quarter during 1999. However, the Company's determination is not binding on the IRS.

          DISTRIBUTION REQUIREMENTS. For the Company to be able to qualify as a REIT, it will be required to make annual distributions to its shareholders in an amount at least equal to (1) the sum of (a) 95% of the Company's "REIT taxable income" (as defined in the Code to exclude net capital gains), and (b) 95% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (2) the sum of certain items of non-cash income. To the extent that the Company does not distribute all of its net capital gain or distribute at least 95% (but less than 100%) of its REIT taxable income, as adjusted, it will be subject to tax on the undistributed portion, at regular corporate tax rates. Furthermore, if the Company fails to distribute for each calendar year at least the sum of (a) 85% of its ordinary income for such year, (b) 95% of its net capital gain for such year, and (c) any undistributed ordinary income and capital gain net income from prior periods, the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

          Prior to the 1999 Merger, Old CCA operated as a taxable corporation for federal income tax purposes since its inception, and, therefore, generated accumulated earnings and profits to the extent its taxable income, subject to certain adjustments, was not distributed to its shareholders. To preserve its ability to qualify as a REIT, the Company was required to distribute all of Old CCA's earnings and profits before the end of 1999. If in the future the IRS makes adjustments increasing Old CCA's earnings and profits, the Company may be required to make additional distributions equal to the amount of the increase.

          The Company distributed approximately $217.7 million in dividends in 1999. Under certain ordering rules contained in the Code, these dividends were applied first to Old CCA's earnings and profits, with the excess being applied to the 95% distribution requirement. If the Company elects to be taxed as a REIT for 1999, it will be required to pay in 2000 dividends (in cash or securities) and excise taxes of up to approximately $220.0 million, a substantial portion of which would be required to be paid in the year 2000, with the remainder, if any, to be paid in later years and may be required to pay additional dividends in the future should the IRS make adjustments increasing Old CCA's earnings and profits.

          TAX LEGISLATION. The REIT industry is subject to regulation by Congress. Legislation affecting REITs could be introduced in Congress at any time. Moreover, legislation, as well as administrative interpretations or court decisions, could also change the tax laws with respect to REIT qualification and the federal income tax consequences of such qualification. The adoption of any such legislation, regulation, administrative interpretation or court decision could have a material adverse effect on the results of operations, financial condition and prospects of the Company for so long as the Company elects to qualify as a REIT.

TAXATION AS A C CORPORATION

          In the event that the Company does not elect, or is otherwise unable to qualify, to be taxed as a REIT, the REIT requirements that the Company pay dividends equal to at least 95% of its taxable income each year and distribute the accumulated earnings and profits from any predecessor C corporation will no longer apply. Although the Company has already distributed the existing earnings and profits of Old CCA with respect to its 1999 taxable year, it would have no further obligation to distribute any increase in such earnings and profits should the IRS make adjustments thereto in the future. Additionally, any distributions which the Company paid to the shareholders of the Company would not be deductible for purposes of computing the Company's taxable income and the Company would be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As such, the Company will be required to reflect the appropriate provision for income taxes in its financial statements in accordance with SFAS No. 109. As a C corporation, the Company would be subject to regular corporate rates, and the Company currently estimates that it will owe approximately $90.0 million in taxes, interest and penalties for the year ending December 31, 1999 if it does not elect REIT status with respect to such year.

          DISTRIBUTIONS ON, AND INVESTMENT IN COMMON STOCK. As a C corporation, future distributions by the Company to its shareholders would be made at the discretion of the Company's board of directors, and it is not anticipated that the Company would make any distributions to its common shareholders in the foreseeable future. However, any distributions that may be paid by the Company to a corporate shareholder may be eligible for the dividends received deduction, subject to certain limitations set forth in the Code, whereas distributions paid by REITs are not eligible for the dividends received deduction. As a C corporation, investments in the Common Stock will be taxed under the general rules applicable to investments in stock of regular C corporations, and a holder of Common Stock will no longer be subject to the special rules governing REITs.

          SPECIAL CONSEQUENCES TO NON -U.S. SHAREHOLDERS. Should the Company fail to elect REIT status commencing with its taxable year ending December 31, 1999, their shares of Common Stock will not be eligible for an exemption from the Foreign Investment in Real Property Tax Act ("FIRPTA") as stock of a domestically-controlled REIT and the Company will constitute a "United States real property holding corporation" within the meaning of FIRPTA.

FOREIGN OPERATIONS

         The Company does not currently engage in any foreign operations or derive revenues from foreign sources. However, the Company, through a wholly owned subsidiary, has constructed the HMP Forrest Bank Prison, an 800 bed medium security facility located in Salford, England. The facility, which became operational in January 2000, is subject to a 25 year lease with Agecroft Prison Management, Inc. ("APM"). APM is a special purpose entity acting as the contracting entity for a 25 year prison management contract with an agency of the U.K. government. APM is a joint venture of a wholly owned subsidiary of JJFMSI and Sodexho. APM subcontracts the operation of the facility to U.K. Detention Services Limited, a company incorporated in the U.K. and 50% owned by a wholly owned subsidiary of JJFMSI and Sodexho. Additionally, in connection with the 1999 Merger, Old CCA transferred all of the issued and outstanding capital stock of certain of its subsidiaries, constituting all of its international operations, to JJFMSI. The Company may, in the future, pursue other opportunities which may result in the Company or its subsidiaries engaging in foreign operations or deriving revenues from foreign sources.

ITEM 2.           PROPERTIES.

GENERAL

         At March 15, 2000, the Company owned or was in the process of developing 50 correctional and detention facilities in 17 states, the District of Columbia and the United Kingdom, of which 43 facilities were operating, four were under construction or expansion, and three were in the planning stages with a total aggregate cost of $2.3 billion. At March 15, 2000, Prison Realty leased 34 facilities to CCA, its primary tenant, six facilities to government agencies and three facilities to private operators. Upon the completion of the Restructuring and related transactions, and, in particular, the Combination, the Company will continue to own these correctional and detention facilities and will operate each of the facilities currently leased to CCA, as well as the other detention facilities owned by various governments and currently being operated by CCA, PMSI and JJFMSI.

THE FACILITIES

GENERAL

         The facilities owned or under development by the Company can generally be classified according to the level(s) of security at such facility. Minimum security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol. Maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or detention services. Multi-security facilities are facilities with various areas encompassing either minimum, medium or maximum security. The Company's facilities can also be classified according to the type(s) of inmates or other detainees held at such facility, or with respect to its juvenile educational facilities, the level of security provided for the students attending educational programs at such facilities. The facilities can, generally be grouped in this manner into the following five facility types:

         - Correctional Facilities. Correctional facilities are used to house inmates on a permanent basis for the duration of their sentences.

         - Detention Facilities. Detention facilities are multi-security level facilities used to house inmates of all levels, including pre-trial and pre-sentence prisoners for the USMS, inmates sentenced but not yet housed in correctional facilities, inmates awaiting trial, sentencing or hearing and persons detained by the INS.

         - Juvenile Educational Facilities. Juvenile educational facilities leased to Community Education Partners, Inc. ("CEP") are used to provide services to at-risk juveniles attending educational programs in a secure setting. These facilities may be generally classified as juvenile/minimum security facilities.

         - Processing Centers. Processing centers are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities.

         - Pre-Parole Transfer Facilities. Pre-parole transfer facilities are used to hold inmates who have been arrested for technical violations of their parole agreements with a State Department of Criminal Justice, Board of Pardons and Paroles. Pre-parole transfer facilities are classified as minimum security facilities.

         Each of the Company's facilities has been pledged to secure borrowings under the Company's existing bank credit facility. Information regarding each facility owned by the Company as of March 15, 2000 is set forth below, grouped by state:


                                                                      DESIGN         SECURITY                               LEASE
              FACILITIES                       LOCATION            CAPACITY (1)        LEVEL               TENANT           TERM
              ----------                       --------            ---------           -----               ------           ----
DOMESTIC
Eloy Detention Center                   ELOY, ARIZONA                       1,500     MEDIUM                CCA                12
CENTRAL ARIZONA DETENTION CENTER        FLORENCE, ARIZONA                   2,304      MULTI                CCA                12
FLORENCE CORRECTIONAL FACILITY          FLORENCE, ARIZONA                   1,600     MEDIUM                CCA                12
CALIFORNIA CORRECTIONAL FACILITY        CALIFORNIA CITY,                    2,304     MEDIUM                CCA                12
                                        CALIFORNIA
LEO CHESNEY CORRECTIONAL CENTER         LIVE OAK, CALIFORNIA                  240     MINIMUM       CORNELL CORRECTIONS         5
KIT CARSON CORRECTIONAL CENTER          BURLINGTON, COLORADO                  768     MEDIUM                CCA                12
BENT COUNTY CORRECTIONAL FACILITY       LAS ANIMAS, COLORADO                  700     MEDIUM                CCA                12
HUERFANO COUNTY CORRECTIONAL CENTER     WALSENBURG, COLORADO                  752     MEDIUM                CCA                12
(2)
D.C. CORRECTIONAL                       WASHINGTON, D. C.                     866     MEDIUM        DISTRICT OF COLUMBIA       20
TREATMENT FACILITY (3)
COFFEE CORRECTIONAL FACILITY (4)        NICHOLLS, GEORGIA                   1,524     MEDIUM                CCA                12
WHEELER CORRECTIONAL FACILITY (4)       ALAMO, GEORGIA                      1,524     MEDIUM                CCA                12
LEAVENWORTH DETENTION CENTER            LEAVENWORTH, KANSAS               327 (5)     MAXIMUM               CCA                12
LEE ADJUSTMENT CENTER                   BEATTYVILLE, KENTUCKY                 756     MEDIUM                CCA                12
RIVER CITY CORRECTIONAL CENTER          LOUISVILLE, KENTUCKY                  363     MEDIUM                CCA                12
MARION ADJUSTMENT CENTER                ST. MARY, KENTUCKY                    856     MINIMUM               CCA                12
OTTER CREEK CORRECTIONAL CENTER         WHEELWRIGHT,                          656     MEDIUM                CCA                12
                                        KENTUCKY
CROSSROADS CORRECTIONAL CENTER (6)      SHELBY, MONTANA                       512     MEDIUM                CCA                12
PRAIRIE CORRECTIONAL FACILITY           APPLETON, MINNESOTA                 1,338     MEDIUM                CCA                12
SOUTHERN NEVADA WOMEN'S                 LAS VEGAS, NEVADA                     500     MEDIUM         STATE OF NEVADA(7)        18
CORRECTIONAL FACILITY
NEW MEXICO WOMEN'S                      GRANTS, NEW MEXICO                322 (5)     MEDIUM                CCA                12
CORRECTIONAL FACILITY (8)
CIBOLA COUNTY CORRECTIONS CENTER        MILAN, NEW MEXICO                   1,012     MEDIUM                CCA                12
TORRANCE COUNTY DETENTION FACILITY      ESTANCIA, NEW MEXICO                  910      MULTI                CCA                12
PAMLICO CORRECTIONAL FACILITY (9)       BAYBORO, NORTH                        528     MEDIUM              STATE OF             12
                                        CAROLINA                                                     NORTH CAROLINA(10)
MOUNTAIN VIEW CORRECTIONAL FACILITY(9)  SPRUCE PINE,                          528     MEDIUM              STATE OF             12
                                        NORTH CAROLINA                                               NORTH CAROLINA(10)



                                                                      DESIGN         SECURITY                               LEASE
              FACILITIES                       LOCATION            CAPACITY (1)        LEVEL               TENANT           TERM
              ----------                       --------            ---------           -----               ------           ----
QUEENSGATE CORRECTIONAL FACILITY        CINCINNATI, OHIO                      850     MEDIUM       HAMILTON COUNTY, OHIO        5
NORTHEAST OHIO CORRECTIONAL CENTER      YOUNGSTOWN, OHIO                    2,016     MEDIUM                CCA                12
NORTH FORK CORRECTIONAL FACILITY        SAYRE, OKLAHOMA                     1,440     MEDIUM                CCA                12
DIAMONDBACK CORRECTIONAL FACILITY       WATONGA, OKLAHOMA               1,440 (5)     MEDIUM                CCA                12
CIMARRON CORRECTIONAL FACILITY (11)     CUSHING, OKLAHOMA                     960     MEDIUM                CCA                12
DAVIS CORRECTIONAL FACILITY(11)         HOLDENVILLE,                          960     MEDIUM                CCA                12
                                        OKLAHOMA
SHELBY TRAINING CENTER (12)             MEMPHIS, TENNESSEE                    200     MEDIUM                CCA                12
WEST TENNESSEE DETENTION FACILITY       MASON, TENNESSEE                      600      MULTI                CCA                12
WHITEVILLE CORRECTIONAL FACILITY        WHITEVILLE, TENNESSEE               1,536     MEDIUM                CCA                12
BRIDGEPORT PPT FACILITY                 BRIDGEPORT, TEXAS                     200     MINIMUM               CCA                12
EDEN DETENTION CENTER                   EDEN, TEXAS                         1,225     MEDIUM                CCA                12
COMMUNITY EDUCATION PARTNERS - DALLAS   DALLAS, TEXAS                        (13)    JUVENILE/              CEP                12
COUNTY SCHOOL FOR ACCELERATED                                                         MINIMUM
LEARNING
COMMUNITY EDUCATION PARTNERS -          HOUSTON, TEXAS                       (13)    JUVENILE/              CEP                12
SOUTHEAST HOUSTON SCHOOL FOR                                                          MINIMUM
ACCELERATED LEARNING
HOUSTON PROCESSING CENTER               HOUSTON, TEXAS                        411     MEDIUM                CCA                12

LAREDO PROCESSING CENTER                LAREDO, TEXAS                         258     MEDIUM                CCA                12
WEBB COUNTY DETENTION FACILITY          LAREDO, TEXAS                         480     MAXIMUM               CCA                12
MINERAL WELLS PPT FACILITY              MINERAL WELLS, TEXAS                2,103     MINIMUM               CCA                12
T. DON HUTTO CORRECTIONAL CENTER        TAYLOR, TEXAS                         480     MEDIUM                CCA                12
INTERNATIONAL

HMP Forrest Bank                        SALFORD, ENGLAND                      800     MEDIUM      U.K. DETENTION SERVICES      25
                                                                                                          LIMITED


-----------------------
(1) DESIGN CAPACITY MEASURES THE NUMBER OF BEDS, AND ACCORDINGLY, THE NUMBER OF INMATES EACH FACILITY IS DESIGNED TO ACCOMMODATE. MANAGEMENT BELIEVES DESIGN CAPACITY IS AN APPROPRIATE MEASURE FOR EVALUATING PRISON OPERATIONS, BECAUSE THE REVENUES GENERATED BY EACH FACILITY ARE BASED ON A PER DIEM OR MONTHLY RATE PER INMATE HOUSED AT THE FACILITY PAID BY THE CORRESPONDING CONTRACTING GOVERNMENT ENTITY. THE ABILITY OF CCA OR ANOTHER PRIVATE OPERATOR TO SATISFY ITS FINANCIAL OBLIGATIONS UNDER ITS LEASES WITH THE COMPANY IS BASED IN PART ON THE REVENUES GENERATED BY THE FACILITIES, WHICH IN TURN DEPENDS ON THE DESIGN CAPACITY OF EACH FACILITY.
(2) THE FACILITY IS SUBJECT TO A PURCHASE OPTION HELD BY HUERFANO COUNTY WHICH GRANTS HUERFANO COUNTY THE RIGHT TO PURCHASE THE FACILITY UPON AN EARLY TERMINATION OF THE LEASE AT A PRICE DETERMINED BY A FORMULA SET FORTH IN
THE LEASE AGREEMENT.
(3) OWNERSHIP OF THE FACILITY AUTOMATICALLY REVERTS TO THE DISTRICT OF COLUMBIA UPON EXPIRATION OF THE LEASE TERM.

(4) THE FACILITY IS SUBJECT TO A PURCHASE OPTION HELD BY THE GEORGIA DEPARTMENT OF CORRECTIONS (THE "GDOC") WHICH GRANTS THE GDOC THE RIGHT TO PURCHASE THE FACILITY FOR THE LESSER OF THE FACILITY'S DEPRECIATED BOOK VALUE OR FAIR MARKET VALUE AT ANY TIME DURING THE TERM OF THE MANAGEMENT CONTRACT BETWEEN CCA AND THE GDOC.
(5) THE FACILITY IS CURRENTLY BEING EXPANDED BY THE COMPANY.
(6) THE STATE OF MONTANA HAS AN OPTION TO PURCHASE THE FACILITY AT FAIR MARKET VALUE GENERALLY AT ANY TIME DURING THE TERM OF THE MANAGEMENT CONTRACT WITH CCA.
(7) THE STATE OF NEVADA HAS CONTRACTED WITH CCA TO MANAGE AND OPERATE THE FACILITY.
(8) THE 1995 FACILITY EXPANSION IS SUBJECT TO A PURCHASE OPTION HELD BY THE
NEW MEXICO CORRECTIONAL DEPARTMENT (THE "NMCD") WHICH GRANTS THE NMCD THE RIGHT TO PURCHASE THE 1995 FACILITY EXPANSION AT ITS FAIR MARKET VALUE AT ANY TIME DURING THE TERM OF THE MANAGEMENT CONTRACT WITH CCA.
(9) THE STATE OF NORTH CAROLINA HAS AN OPTION TO PURCHASE THE FACILITY AT THE END OF THE SIXTH YEAR OF THE LEASE AND AT THE END OF EACH YEAR OF THE LEASE THEREAFTER AT A PURCHASE PRICE EQUAL TO DEPRECIATED BOOK VALUE.
(10) THE STATE OF NORTH CAROLINA HAS CONTRACTED WITH CCA TO MANAGE AND OPERATE THE FACILITY. (11) THE FACILITY IS SUBJECT TO A PURCHASE OPTION HELD BY THE OKLAHOMA DEPARTMENT OF CORRECTIONS (THE "ODC") WHICH GRANTS THE ODC THE RIGHT TO PURCHASE THE FACILITY AT ITS FAIR MARKET VALUE AT ANY TIME.
(12) UPON THE CONCLUSION OF THE THIRTY YEAR LEASE BETWEEN THE COMPANY AND SHELBY COUNTY, TENNESSEE, THE FACILITY WILL BECOME THE PROPERTY OF SHELBY COUNTY. PRIOR TO SUCH TIME, (A) IF THE COUNTY TERMINATES THE LEASE WITHOUT CAUSE, THE COMPANY MAY PURCHASE THE PROPERTY FOR $150,000; (B) IF THE STATE FAILS TO FUND THE CONTRACT, THEN THE COMPANY MAY PURCHASE THE PROPERTY FOR $150,000; (C) IF THE COMPANY TERMINATES THE LEASE WITHOUT CAUSE, THEN THE COMPANY SHALL PURCHASE THE PROPERTY FOR ITS FAIR MARKET VALUE AS AGREED TO BY THE COUNTY AND THE COMPANY;
(D) IF THE COMPANY BREACHES THE LEASE CONTRACT, THEN THE COMPANY MAY PURCHASE THE PROPERTY FOR ITS FAIR MARKET VALUE AS AGREED TO BY THE COUNTY AND THE COMPANY; AND (E) IF THE COUNTY BREACHES THE LEASE CONTRACT, THEN THE COMPANY MAY PURCHASE THE PROPERTY FOR $150,000.
(13) THIS ALTERNATIVE EDUCATIONAL FACILITY IS CURRENTLY CONFIGURED TO ACCOMMODATE 900 AT-RISK JUVENILES AND MAY BE EXPANDED TO ACCOMMODATE A TOTAL OF 1,400 AT-RISK JUVENILES. THE COMPANY BELIEVES THAT DESIGN CAPACITY DOES NOT GENERALLY APPLY TO EDUCATIONAL FACILITIES, AND, THEREFORE, THE AGGREGATE DESIGN CAPACITY OF THE COMPANY'S FACILITIES REFERRED TO IN THIS ANNUAL REPORT DOES NOT INCLUDE THE TOTAL NUMBER OF AT-RISK JUVENILES WHICH CAN BE ACCOMMODATED AT THIS FACILITY.

FACILITIES UNDER CONSTRUCTION OR DEVELOPMENT

         In addition to owning the facilities listed in the preceding tables, the Company is currently in the process of developing or constructing seven facilities, which are scheduled to open on various dates commencing in May 2000. Set forth below is a brief description of each of the facilities currently under development or construction by the Company, grouped by state. Unless indicated otherwise, upon completion of each of the facilities, pending and subject to the completion of the Restructuring, each of the facilities will be leased to, and managed by, CCA.

Mendota Correctional Facility. The Mendota Correctional Facility will be located on 265 acres in Mendota, California. The 261,000 square foot, medium security facility will have a design capacity of 1,024 beds and is scheduled to open after 2001.

San Diego Correctional Facility. The San Diego Correctional Facility will be located on 13 acres in San Diego, California. The 201,000 square foot, medium security facility will have a design capacity of 1,000 beds and is scheduled to open in May 2000. This facility will revert to San Diego County, California approximately 16 years and six months after the date the facility begins operations.

McRae Correctional Facility. The McRae Correctional Facility will be located on 70 acres in McRae, Georgia. The 297,550 square foot medium security facility will have a design capacity of 1,524 beds and is scheduled to open in the second half of 2000.

Millen Correctional Facility. The Millen Correctional Facility will be located on 102 acres in Millen, Georgia. The 307,600 square foot medium security facility will have a design capacity of 1,524 beds and is scheduled to open after 2001.

Stewart County Detention Center. The Stewart County Detention Center will be located in Stewart County, Georgia. The 297,550 square foot medium security facility will have a design capacity of 1,524 beds and is scheduled to open in 2001.

Northeast Indiana Youth Village. The Northeast Indiana Youth Village will be located in Warsaw, Indiana. The juvenile/minimum security facility will have a design capacity of 144 beds upon completion. No timetable for completion has been determined.

Tallahatchie County Correctional Center. The Tallahatchie County Correctional Center is currently under construction and will be located in Tutwiler, Mississippi. Construction on the 1,104 bed facility began in February 1999 and the facility is scheduled to open in May 2000.

ITEM 3.            LEGAL PROCEEDINGS.

         As a result of the 1999 Merger, the Company became subject to a variety of legal proceedings outstanding as of December 31, 1998 against Old CCA arising in the ordinary course of Old CCA's business, including certain claims brought by and on behalf of inmates and employees of facilities managed and operated by Old CCA prior to the 1999 Merger. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position. Also, as a result of the 1999 Merger, the Company became subject to certain legal proceedings outstanding as of January 1, 1999 against the Company arising in the ordinary course of the Company's business, including certain claims arising in connection with the construction and development of its facilities. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position.

         At December 31, 1998, Old CCA was a party to two inmate lawsuits at the Northeast Ohio Correctional Center for wrongful deaths. These lawsuits were assumed by the Company in the 1999 Merger. While the outcome of these lawsuits is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its business or financial position.

         The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, CCA, JJFMSI, PMSI and Does 1 - 100. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages.

         In addition to the foregoing, the Company is also subject to certain shareholder litigation as described in this Annual Report under the heading "- Recent Developments - Recent Litigation." The Company is currently investigating the allegation contained in each of these complaints and/or is defending against these actions vigorously, as the case may be. However, no assurance can be given that the determination of one or more of these claims in a manner adverse to the Company will not have a material adverse effect upon the Company. As a result of potential liability from these claims and other financial circumstances, the Company's independent auditors have included an explanatory paragraph in its audit of the Company's financial statements for the year ended December 31, 1999 expressing substantial doubt as to the Company's ability to continue as a going concern. See "- Recent Developments - 1999 Financial Statements and Going Concern Matters."

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999. However, in connection with the proposed Fortress/Blackstone Restructuring, the Company filed the Preliminary Proxy Statement and intends to hold a special meeting of its shareholders in the second quarter of 2000 for the approval of the Restructuring and related transactions. At the date of this Annual Report, the Company has not fixed the record date for shareholders entitled to notice and eligible to vote at the special meeting nor the date of the special meeting.

                                    PART II.

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON COMMON STOCK

         The Common Stock is traded on the NYSE under the symbol "PZN" and the Series A Preferred Stock is traded on the NYSE under the symbol "PZN PrA." On March 15, 2000, the last reported sale price per share of Common Stock was $4.06 and there were 1,558 registered holders and approximately 28,000 beneficial holders, respectively, of Common Stock.

         The Common Stock and Series A Preferred Stock began trading on the NYSE on January 4, 1999, the first trading day following completion of the 1999 Merger. As such, certain of the information provided under this section relates to the securities of Old CCA and Old Prison Realty, which, as a result of the 1999 Merger, are no longer traded on the NYSE or on any other securities exchange or market. The following table sets forth, for the fiscal quarters indicated, (i) the range of high and low sales prices of the Common Stock, Old Prison Realty's common shares, and Old CCA's Common Stock on the NYSE, and (ii) the amount of cash distributions or dividends paid per share:

THE COMPANY




                                                                       COMPANY                    PER SHARE
                                                                     SALES PRICE                    CASH
                                                                                                DISTRIBUTION
                                                                 HIGH           LOW           PAID OR EXPECTED
                                                                 ----           ---              TO BE PAID
                                                                                                 ----------
FISCAL YEAR 1999

First Quarter..............................................       $24.38       $16.63               $0.60

Second Quarter.............................................        22.38         9.25                0.60

Third Quarter..............................................        14.18         9.00                0.60

Fourth Quarter.............................................        11.69         4.50                0.00

FISCAL YEAR 2000

First Quarter (through March 15, 2000).....................         6.25         3.63                0.00 (expected)

OLD PRISON REALTY



                                                                   OLD PRISON REALTY
                                                                          SALES PRICE              PER SHARE
                                                                                               CASH DISTRIBUTION
                                                                   HIGH        LOW                 PAID
                                                                   -----       ----                ----

FISCAL YEAR 1998
First Quarter...................................................     44.50      38.50               0.425

Second Quarter..................................................     41.94      26.38               0.425

Third Quarter...................................................     30.69      17.50               0.480

Fourth Quarter .................................................     26.75      15.50               0.480



OLD CCA




                                                                       OLD CCA
                                                                     SALES PRICE(1)
                                                                                             PER SHARE CASH
                                                                      HIGH       LOW         DIVIDEND PAID
                                                                     -----     ------        --------------
FISCAL YEAR 1998
First Quarter...................................................     41.50      32.00             0

Second Quarter..................................................     35.50      20.25             0

Third Quarter...................................................     24.88      13.13             0

Fourth Quarter .................................................     22.38     10.50              0

(1) In October 1995, CCA authorized a 2-for-1 stock split on its common stock effective October 31, 1995. The stock split was paid in the form of a one share dividend for every share of CCA common stock held by shareholders of record on October 16, 1995. In June 1996, CCA authorized a 2-for-1 stock split on its common stock effective July 2, 1996. The stock split was paid in the form of a one share dividend for every share of CCA common stock held by shareholders of record on June 19, 1996. All references herein are on a post-split basis and are not adjusted to reflect the completion of the 1999 Merger.

         During 1999, the Company made distributions to its shareholders in order to preserve its ability to qualify as a REIT for the 1999 taxable year. Pursuant to the terms of the Securities Purchase Agreement governing the proposed Fortress/Blackstone Equity Investment, the Company has not paid any additional dividends on shares of Common Stock pending completion of the Restructuring, including distributions required to qualify as a REIT subsequent to 1999. While the Company currently intends to elect to be taxed as a REIT with respect to its 1999 taxable year and as a C corporation thereafter, if the Fortress/Blackstone Restructuring is completed under its current terms, the Company will not elect to qualify as a REIT for tax purposes commencing with its 1999 taxable year. As a C corporation, the Company will not be subject to the Code's requirements relating to distributions. Following completion of the Restructuring, the Company does not anticipate paying cash dividends on shares of its Common Stock. In connection with the foregoing, pending the vote of the Company's shareholders at its special meeting, the Company intends to take such actions as may be necessary to retain its ability to elect to be taxed as a REIT for its 1999 taxable year and beyond. These actions have included, without limitation, obtaining an extension of time to file its 1999 federal income tax return until September 15, 2000, which will enable the Company to declare sufficient dividends with respect to its 1999 tax year and to make an election to be taxed as a REIT for 1999 (and subsequent years) if shareholder approval is not obtained.

SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

SALE OF UNREGISTERED SECURITIES

         The following description sets forth sales or other issuances of unregistered securities by each of Old CCA and Old Prison Realty during the two-year period prior to the 1999 Merger, as well as sales of unregistered securities by the Company since its formation in September 1998. Unless indicated otherwise, all securities were issued and sold in private placements pursuant to the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act. No underwriters were engaged in connection with the issuances of securities described below. All references in this description to Old CCA common stock and Old Prison Realty common shares are reflected on a converted basis assuming the completion of the 1999 Merger. In the 1999 Merger, all outstanding shares of CCA common stock, including unregistered shares, were exchanged for shares of Common Stock at an exchange ratio of 0.875 to 1, and all outstanding Old Prison Realty common shares were exchanged for shares of Common Stock at an exchange ratio of 1 to 1, all pursuant to an effective Registration Statement on Form S-4 (Reg. no. 333-65017), filed with the Commission on September 30, 1998 and declared effective by the Commission on October 16, 1998 (the "Registration Statement on Form S-4").

          OLD CCA. In February and August 1997, CCA issued an aggregate of 878,098 shares of CCA common stock to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company pursuant to the conversion of a portion of certain of its 8.5% Convertible Extendable, Subordinated Notes originally issued in 1992.

         In December 1994, 664,793 shares of Old CCA common stock were acquired by American Corrections Transport, Inc., a Tennessee corporation ("ACT"), pursuant to the Share Exchange Agreement by and among Old CCA, TransCor America, Inc. ("TransCor, Inc."), and the shareholders of TransCor, Inc. in connection with Old CCA's acquisition of TransCor, Inc. ACT was a shareholder of TransCor, Inc. at the time of the 1994 exchange. Subsequently, in October 1997, Old CCA agreed to exchange those shares of CCA common stock held by ACT for 379,882 shares of Old CCA's newly authorized series B convertible preferred stock (the "Old CCA Series B Preferred Stock"). ACT agreed to liquidate and distribute its assets, including the Old CCA Series B Preferred Stock, to its shareholders immediately following the exchange. Accordingly, on October 2, 1997, Old CCA, ACT, the majority shareholders of ACT, and one additional individual entered into an Exchange Agreement to effectuate the foregoing transaction (the "1997 ACT Exchange Agreement"). As a condition to the exchange, ACT agreed to place 189,949 shares of the Old CCA Series B Preferred Stock into escrow, with such shares being held to satisfy any claim, loss, liability, costs and expenses directly or indirectly relating to or resulting from or arising out of the 1997 ACT Exchange Agreement and the consummation of the transactions.

         The exchange was structured as a tax-free reorganization under the meaning of Section 368(a)(1)(C) of the Code, and ACT and its shareholders obtained certain tax benefits as a result of the 1997 exchange transaction. Old CCA assumed no liabilities of ACT as a result of the exchange. The rights and preferences of the Old CCA Series B Preferred Stock, generally, were as follows:
The shares were convertible into shares of Old CCA common stock on a 1.94 to 1 basis, subject to adjustment, and were automatically convertible into shares of Old CCA common stock upon notification of Old CCA. The holders of the Old CCA Series B Preferred Stock could convert the shares into shares of Old CCA's common stock in varying increments through September 1, 2000, at which time up to 75% could be converted. The holders of the Old CCA Series B Preferred Stock could not transfer or assign such shares before September 1, 2000, except upon death. The holders of the Old CCA Series B Preferred Stock were to share in distribution upon an event of sale or liquidation along with holders of Old CCA common stock based on their respective ownership. The Old CCA Series B Preferred Stock had the same voting rights as Old CCA common stock, and no dividends were to be declared and paid on the Old CCA common stock unless dividends were declared and paid on the Old CCA Series B Preferred Stock at the same time at a rate equal to twice that of the Old CCA common stock.

         On October 15, 1998, Old CCA issued 43,750 shares of Old CCA common stock to a director, in consideration of a purchase price of $756,250 paid to Old CCA. These shares were purchased pursuant to an agreement between Old CCA and the director, and such sale was approved in advance by the board of directors of Old CCA.

         On September 18, 1998, pursuant to the 1997 ACT Exchange Agreement, Old CCA exercised its right to convert the Old CCA Series B Preferred Stock into shares of Old CCA common stock by providing notice to each holder of shares of Old CCA Series B Preferred Stock. On October 2, 1998, Old CCA converted each outstanding share of Old CCA Series B Preferred Stock into 1.94 shares of Old CCA common stock. As a result of this conversion, Old CCA issued an aggregate of 639,030 shares of Old CCA common stock, including 322,432 shares of Old CCA common stock to be held in escrow pursuant to the terms of the 1997 ACT Exchange Agreement, without registration under the Securities Act in reliance upon
Section 3(a)(9) of the Securities Act. The Company received no cash proceeds from the exchange of the Old CCA Series B Preferred Stock.

         OLD PRISON REALTY. Old Prison Realty was formed as a Maryland real estate investment trust in April 1997, with one shareholder being issued 1,000 Old Prison Realty common shares in consideration of $1,000.

         On July 18, 1997, upon completion of Old Prison Realty's initial public offering of 21,275,000 Old Prison Realty common shares, D. Robert Crants, III and Michael W. Devlin each received 150,000 Old Prison Realty common shares as a development fee and for services rendered and as reimbursement of actual costs incurred in connection with the formation of Old Prison Realty, the completion of Old Prison Realty's initial public offering and the closing of Old Prison Realty's purchase of nine facilities from Old CCA. The reimbursed costs include certain costs related to property due diligence, employee compensation, travel and overhead. Old Prison Realty received no cash proceeds from the issuance of these 300,000 common shares.

         THE COMPANY. The Company was formed as a Maryland corporation in September 1998, with one shareholder being issued 100 shares of common stock in consideration of $1,000. Upon completion of the 1999 Merger, these shares of Company Common Stock were repurchased by the Company.

         The Company sold $40.0 million aggregate principal amount of the MDP Notes, pursuant to the terms of a Note Purchase Agreement, dated December 31, 1998, by and between the Company and MDP. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds to the Company of $40.0 million. The notes bear interest at 9.5% per annum and are due December 31, 2008. The notes are convertible into shares of common stock at a conversion price of approximately $23.63 per share, as adjusted under the terms of the Note Purchase Agreement. The Company also entered into a Registration Rights Agreement with MDP regarding the registration of the shares of the Company's Common Stock to be issued to MDP upon the conversion of the notes.

         In connection with the 1999 Merger, the Company issued $30.0 million aggregate principal amount 7.5% convertible, subordinated notes, due February 28, 2005, to PMI Mezzanine Fund, L.P. The notes, which replace the convertible, subordinated notes previously issued by Old CCA on February 29, 1996, are currently convertible into the Company's Common Stock at a conversion price of $23.63 per share, as adjusted pursuant to the terms of the notes. The Company received no cash proceeds from the issuance of the notes.

         Also in connection with the 1999 Merger, the Company assumed: (i) the 1996 Sodexho Convertible Notes, which, upon assumption, were convertible into 701,135 shares of Common Stock at a conversion price of $28.53 per share; and
(ii) the $7.0 million 8.5% Convertible Subordinated Notes due November 7, 1999, originally issued to

Sodexho by CCA on June 23, 1994 (the "1994 Sodexho Convertible Notes"), which, upon assumption, were convertible into 1,709,699 shares of the Company's Common Stock at a conversion price of $4.09 per share. The Company also assumed Old CCA's obligations under a forward contract between Old CCA and Sodexho (the "Sodexho Forward Contract"), in which Old CCA had agreed to sell to Sodexho up to $20.0 million of convertible, subordinated notes, bearing interest at LIBOR plus 1.35%, at any time prior to December 1999, which, upon assumption, were convertible into 2,564,103 shares of Common Stock at a conversion price of $7.80 per share. The Company received no cash proceeds from the assumption of these notes and the assumption of Old CCA's obligations under the Sodexho Forward Contract.

         On January 6, 1999, the Company issued a total of 1,410 shares of Common Stock to eight non-employee directors of the Company. These shares were issued to these directors in satisfaction of Old Prison Realty's obligations under the Old Prison Realty Non-Employee Trustees' Compensation Plan, under which these individuals, previously trustees of Old Prison Realty, opted to receive Old Prison Realty common shares in lieu of certain trustees' fees. On January 29, 1999, the Company issued 75,717 shares of Common Stock to a former director of Old CCA in satisfaction of its obligations under the Old CCA Non-Employee Directors' Stock Option Plan, which was assumed by the Company in the Merger. These shares of Common Stock were valued based on market prices of the Common Stock on the NYSE. The Company received no cash proceeds from the issuance of these shares of Common Stock.

         On March 8, 1999, the Company, in satisfaction of its obligations under the Sodexho Forward Contract, issued the $20.0 million Sodexho Floating Rate Convertible Note, due March 8, 2004, in consideration of cash proceeds of $20.0 million. Immediately after issuance of the Sodexho Floating Rate Convertible Note, the Company, pursuant to Sodexho's exercise of its conversion option, converted the 1996 Sodexho Convertible Notes, the 1994 Sodexho Convertible Notes and the Sodexho Floating Rate Convertible Note into 4,974,937 shares of the Company's Common Stock. The Company received no proceeds from the issuance of these shares of the Company's Common Stock to Sodexho.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

         The following description sets forth certain sales or other issuances of registered securities by each of Old CCA, Old Prison Realty and the Company, as well as the application of the proceeds from such sales. Unless otherwise indicated, no underwriters were engaged in connection with the issuances of securities described below. In connection with the 1999 Merger, all outstanding shares of Old CCA common stock, all outstanding Old Prison Realty common shares and all outstanding Old Prison Realty preferred shares were exchanged for shares of the Company pursuant to the Registration Statement on Form S-4.

         OLD CCA OFFERING OF COMMON STOCK ON A CONTINUOUS AND DELAYED BASIS. On November 4, 1998, Old CCA filed a Registration Statement on Form S-3 (Reg. no. 333-66783), to register up to 2,981,978 shares of Old CCA common stock for sale on a continuous and delayed basis using a "shelf" registration process. During December 1998, Old CCA, in a series of private placements, sold 2,882,296 shares of Old CCA common stock to institutional investors pursuant to this registration statement, which was declared effective by the Commission on November 16, 1998. The cash proceeds to Old CCA from these sales were approximately $65.5 million, and these proceeds were utilized by Old CCA for general corporate purposes, including the repayment of indebtedness, financing capital expenditures and working capital.

          OLD PRISON REALTY OFFERING OF OLD PRISON REALTY 8.0% SERIES A PREFERRED STOCK AND OFFERING OF COMMON SHARES ON A CONTINUOUS AND DELAYED BASIS. On January 30, 1998, pursuant to Old Prison Realty's Registration Statement on Form S-11 (Reg. no. 333-43935), declared effective by the Commission on January 26, 1998, Old Prison Realty completed an offering of 4,300,000 shares Old Prison Realty 8.0% series A preferred stock (including 300,000 Old Prison Realty series A preferred stock issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25.00 per share. The Old Prison Realty series A preferred stock was redeemable at any time on or after January 30, 2003, at $25.00 per share, plus dividends accrued and unpaid to the redemption date. The Old

Prison Realty series A preferred stock had no stated maturity, sinking fund provision or mandatory redemption and was not convertible into any other securities of Old Prison Realty. Dividends on the Old Prison Realty series A preferred stock were cumulative from the date of original issue of such shares and were payable quarterly in arrears on the 15th day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%. The shares were listed on the Exchange under the symbol "PZN PrA." The offering of the Old Prison Realty series A preferred stock was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., NationsBanc Montgomery Securities LLC, PaineWebber Incorporated, Stephens Inc. and Wheat First Butcher Singer. The gross proceeds from the sale of the Old Prison Realty series A preferred stock were approximately $107.5 million, generating net proceeds to Old Prison Realty of approximately $103.5 million after deduction of the underwriting discount and estimated offering expenses. Old Prison Realty used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under its existing bank credit facility. The balance was used to make future acquisitions of correctional and detention facilities and for general corporate purposes. Pursuant to the requirements of the SEC, Old CCA was required to act as a co-registrant on this registration statement (Reg. no. 333-43935-01) with respect to this offering. Old CCA, however, received no proceeds from this offering.

         On September 16, 1998, Old Prison Realty filed a Registration Statement on Form S-3 (Reg. no. 333-63475) with the Commission to register an aggregate of $500.0 million in value of Old Prison Realty common shares, preferred shares and common share rights or warrants. Pursuant to this registration statement, which became effective as of October 14, 1998, Old Prison Realty issued 324,000 of Old Prison Realty common shares to certain trustees and officers of Old Prison Realty in a series of private placements, resulting in aggregate cash proceeds to Old Prison Realty of approximately $6.9 million. Old Prison Realty used these proceeds to reimburse the cost of a like number of Old Prison Realty common shares purchased by Old Prison Realty on the open market. Prison Realty also issued a total of 3,732,542 Old Prison Realty common shares to institutional investors in a series of private placements pursuant to this registration statement, resulting in aggregate cash proceeds to Old Prison Realty of $85.0 million. These proceeds were used by Old Prison Realty for general corporate purposes, including, among others, repaying its obligations as they became due, redeeming its outstanding indebtedness, capital expenditures and working capital. Pursuant to the requirements of the SEC, Old CCA was required to act as a co-registrant on Old Prison Realty's registration statement (Reg. no. 33-63475- 01) with respect to this offering. Old CCA, however, received no proceeds from this offering.

         THE COMPANY'S ISSUANCE OF CAPITAL STOCK IN 1999. In the 1999 Merger, the Company issued 105,272,183 shares of Common Stock in exchange for all outstanding shares of Old CCA common stock and all outstanding Old Prison Realty common shares pursuant to the Registration Statement on Form S-4. In the 1999 Merger, each outstanding share of Old CCA common stock was converted into the right to receive .875 share of the Company's Common Stock, and each outstanding Prison Realty common share was converted into 1.0 share of the Company's Common Stock. The Company also issued 4,300,00 shares of Series A Preferred Stock in exchange for all outstanding Old Prison Realty Preferred Shares in the 1999 Merger. In the Merger, each outstanding share of Old Prison Realty Series A Preferred Stock was converted into 1.0 share of the Company's Series A Preferred Stock with identical liquidation preferences and dividend and redemption rights. The Company received no proceeds from this exchange. In connection with the 1999 Merger, Stephens Inc. provided an opinion to the board of directors of Old CCA that the 1999 Merger was fair, from a financial point of view, to Old CCA and its shareholders, and J.C. Bradford & Co., LLC, provided an opinion to the board of trustees of Old Prison Realty that the 1999 Merger was fair, from a financial point of view, to Old Prison Realty and its shareholders.

         On January 11, 1999, the Company filed the Shelf Registration Statement, which became effective on January 19, 1999 with the Commission to register an aggregate of $1.5 billion in value of the Company's Common Stock, preferred stock, Common Stock purchase rights, debt securities and warrants for sale on a continuous or delayed basis. As of March 15, 2000, the Company has sold approximately 6.7 million shares of the Company's Common Stock under the Shelf Registration Statement, resulting in net proceeds of approximately $120.4 million. These net proceeds have been used by the Company for general corporate purposes, including, among others, repaying its obligations as they become due, redeeming its outstanding indebtedness, financing, all or in part, future purchases of real estate properties meeting its business objectives and strategies, capital expenditures and working capital.

         On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of the Senior Notes. The offering of the Senior Notes was underwritten by Lehman Brothers, Inc. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under its existing bank credit facility.

         On May 14, 1999, the Company registered 10.0 million shares of the Company's Common Stock for issuance under the Company's DRSPP. As of March 15, 2000, the Company has issued 1,261,432 shares under the DRSPP with 1,252,994 of these shares issued under the DRSPP's optional cash feature resulting in proceeds of approximately $12.3 million. The Company has temporarily suspended the DRSPP pending the completion of the Restructuring and related transactions.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data for the year ended December 31, 1999 were derived from the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Annual Report. The following selected financial data for the four years ended December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, presents Old CCA's historical selected results of operations prior to and through the date of the 1999 Merger.


                           PRISON REALTY TRUST, INC.
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------

                                         1999         1998       1997          1996      1995
                                      ---------    ---------   ----------    --------   -------

STATEMENT OF OPERATIONS:


Revenues                              $ 285,718    $ 662,059    $ 462,249   $292,513   $207,241
                                      ---------    ---------    ---------   --------   --------

Expenses:
   Operating                                 --      496,522      330,470    211,208    153,692
   Lease                                     --       58,018       18,684      2,786      5,904
   General and administrative            24,125       28,628       16,025     12,607     13,506
   New CCA compensation charge               --       22,850           --         --         --
   Write-off of amounts  under
      Lease arrangements                 65,677           --           --         --         --
   Impairment Loss                       76,433           --           --         --         --
   Depreciation and amortization         44,062       14,363       13,378     11,339      6,524
                                      ---------    ---------    ---------   --------   --------
                                        210,297      620,381      378,557    237,940    179,626
                                      ---------    ---------    ---------   --------   --------
Operating income                         75,421       41,678       83,692     54,573     27,615
                                      ---------    ---------    ---------    --------  --------
Loan costs write-off                     14,567        2,043           --         --         --
Interest expense (income), net           51,921       (2,770)      (3,404)     4,224      3,952
Equity in earnings of unconsolidated
   entities and amortization of
   deferred gain                        (22,886)          --           --         --         --
Loss on deposits of assets                1,995           --           --         --         --
                                      ---------    ---------    ---------    --------  --------
Income before income taxes               29,824       42,405       87,096     50,349     23,663
Provision for income taxes               83,200       15,424       33,141     19,469      9,330
                                      ---------    ---------    ---------   --------   --------
Income (loss) before cumulative
   effect of accounting change          (53,376)      26,981       53,955     30,880     14,333
Cumulative effect of accounting
   change, net of taxes                      --       16,145           --         --         --
                                      ---------    ---------    ---------   --------   --------
Net Income (loss)                       (53,376)      10,836       53,955     30,880     14,333
Preferred stock dividends                (8,600)          --           --         --         --
                                      ---------    ---------    ---------   --------   --------
Net income (loss) allocable to
   common stockholders                  (61,976)    $ 10,836    $  53,955   $ 30,880   $ 14,333
                                      =========    =========    =========   ========   ========

Basic net income (loss) allocable
   to common stockholders per
   common share:
   Before cumulative effect of
      accounting change               $   (0.54)   $    0.38      $  0.80   $   0.49       0.26
   Cumulative effect of accounting
      change                                  --        (.23)          --         --         --
                                       ---------    --------     --------   --------   --------
                                       $   (0.54)   $   0.15      $  0.80   $   0.49   $   0.26
                                       =========    ========     ========   ========   ========
Diluted net income (loss) allocable
   to common stockholders per
   common share:
   Before cumulative effect of
      accounting change                $   (0.54)   $   0.34      $  0.69    $   0.42  $   0.21
   Cumulative effect of accounting
      change                                  --        (.20)          --         --         --
                                       ---------    --------     --------    --------  --------
                                       $   (0.54)   $    .14     $   0.69    $   0.42  $   0.21
                                       =========    ========     ========    ========  ========
Weighted average shares outstanding
   Basic                                 115,097      71,380       67,568      62,793    54,475
   Diluted                               115,097      78,939       78,939      76,160    71,396

BALANCE SHEET:


Total assets                                    $2,735,922        $1,090,437               $697,940      $ 468,888     $ 213,478
Long-term debt, less current
   portion                                       1,092,907           290,257                127,075        117,535        74,865
Total liabilities excluding
    deferred gains                               1,209,528           395,999                214,112        187,136       116,774
Stockholders' equity                             1,420,349           451,986                348,076        281,752        96,704


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

THE COMPANY

The Company, a Maryland corporation, commenced operations on January 1, 1999 following the 1999 Merger of Old CCA and Old Prison Realty with and into the Company.

The 1999 Merger has been accounted for as a reverse acquisition of the Company by Old CCA and as an acquisition of Old Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements prior to January 1, 1999. The historical equity section of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Old Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

OPERATIONS

Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities as a lessor. The Company has operated so as to preserve its ability to qualify as a real estate investment trust ("REIT") for federal income tax purposes for its taxable year ending December 31, 1999. See "Business -- Recent Developments -- Restructuring and Related Transactions."

The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA, and the results of operations subsequent to January 1, 1999 reflect the operating results of the Company as a REIT. Management believes the comparison between 1999 and prior years is not meaningful because the prior years' financial condition, results of operations, and cash flows reflect the operations of Old CCA and the 1999 financial condition, results of operations and cash flows reflect the operations of the Company as a REIT.

As required by the Company's governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event the Company completes the Fortress/Blackstone Restructuring under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. In either event, the Company expects that it will be taxed as a C corporation in the taxable year ending December 31, 2000 and thereafter. There can be no assurance that the Company will be required not to elect REIT status with respect to its 1999 taxable year under the terms of the Fortress/Blackstone Restructuring or any other Restructuring proposal accepted by the Company. Moreover, there can be no assurance that the Company will qualify as a REIT for its 1999 taxable year in the event it elects such.

The following unaudited pro forma operating information presents a summary of comparable consolidated results of combined operations as a REIT of Old CCA and Old Prison Realty for the year ended December 31, 1998 (excluding (i) Old CCA's historical operations, (ii) the CCA compensation charge, (iii) the cumulative effect of accounting change, (iv) any write off of loan costs, (v) any non-recurring expenses related to the 1999 Merger, (vi) any write-offs of amounts due under lease arrangements, (vii) any impairment loss, (viii) any loss or disposals of assets, and (ix) any provision for income taxes or charge in tax status), as if the 1999 Merger had occurred as of January 1, 1998. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the 1999 Merger, in fact, occurred on January 1, 1998.

                                                                  PRO FORMA
                                                             TWELVE MONTHS ENDED
                                                              DECEMBER 31, 1998
                                                             -------------------
                                                                 (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
      Revenues                                                  $     218,587
      Operating income                                                181,238
      Net income available to common shareholders                     174,888
      Net income per common share:
         Basic                                                           1.88
         Diluted                                                         1.73

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to CCA all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into a trade name use agreement as described previously. In exchange, Old CCA received the CCA Note and 100% of the non-voting common stock of CCA. The non-voting common stock represents a 9.5% economic interest in CCA and was valued at the implied fair market value of $4.8 million. The Company succeeded to these interests as a result of the 1999 Merger. The sale to CCA generated a deferred gain of $63.3 million.

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to PMS, LLC, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities. On January 1, 1999, PMS, LLC merged with PMSI. In exchange, Old CCA received 100% of the non-voting membership interest in PMSI valued at the implied fair market value of $67.1 million. The Company succeeded to this interest as a result of the 1999 Merger. The sale to PMSI generated a deferred gain of $35.4 million.

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to JJFMS, LLC, certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities. On January 1, 1999, JJFMS, LLC merged with JJFMSI. In exchange, Old CCA received 100% of the non-voting membership interest in JJFMSI valued at the implied fair market value of $55.9 million. The Company succeeded to this interest as a result of the 1999 Merger. The sale to JJFMSI generated a deferred gain of $18.0 million.

On January 1, 1999, Old Prison Realty merged with and into the Company (the "Prison Realty Merger"). In the Prison Realty Merger, Old Prison Realty shareholders received 1.0 share of common stock or 8.0% Series A Cumulative Preferred Stock of the Company in exchange for each Old Prison Realty common share or Series A Cumulative Preferred Share. The Prison Realty Merger was accounted for as a purchase acquisition of Old Prison Realty. Subsequent to the Prison Realty Merger, the Company believes it has operated so as to qualify as a REIT and acquires, develops and leases properties rather than operating and managing prison facilities.

CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA for services rendered to the Company in development of its correctional and detention facilities. As of December 31, 1999, CCA leased 34 of the 43 operating facilities owned by the Company. For a complete description of the contractual arrangements between the Company and CCA, see "Business -- General Development of Business -- and Recent Developments."

As the lessor of correctional and detention facilities, the Company is currently dependent upon the ability of its tenants to make lease payments to the Company. CCA is currently the lessee of a substantial majority of the Company's facilities. Therefore, the Company is currently dependent for a substantial portion of its revenues on CCA's ability to make the lease payments required under the CCA Leases for such facilities. As previously discussed herein, CCA has incurred substantial losses from operations through the fourth quarter of 1999. In an effort to address CCA's liquidity, the Company and CCA intend to amend the terms of the CCA Leases as described herein under the heading "-- Recent Developments -- Transactions Between the Company and CCA" to restructure the payments due the Company under the CCA Leases. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all of the leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to generate revenue and to maintain its ability to qualify as a REIT. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees.

RESULTS OF OPERATIONS

The Company incurred a net loss for the year ended December 31, 1999 of $53.4 million and has been in default under its bank credit facility (outstanding balance of $928.2 million at December 31, 1999) and is in default the MDP Notes (outstanding balance of $40.0 million at December 31, 1999). In addition, the Company expects to be in default under the bank credit facility, the MDP Notes and its $30.0 million 7.5% convertible, subordinated notes during 2000. The defaults relate to failure to comply with certain financial covenants and a "change in control" provision, as defined in the agreements. The noncompliance with the requirements under these outstanding obligations could result in the creditors demanding immediate repayment of these obligations. The events of default have not been formally declared and no acceleration actions have been taken by the creditors. However, the Company has acknowledged to the senior lenders under its bank credit facility that an event of default exists under the bank credit facility and, as such, the Company has been paying interest at the default rate thereunder since January 14, 2000. The Company has not obtained waivers of all noncompliance issues. In addition, as discussed herein under "Liquidity and Capital Resources" and in "Business -- Recent Developments -- Shareholder Litigation," the Company has significant outstanding shareholder and other litigation matters. For a fuller description of the Company's non-compliance with the terms and covenants of its indebtedness and events of default thereunder, as well as the Company's actions with respect to obtaining waivers of these matters, see "Business -- Recent Developments -- Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness."

Further, CCA, the Company's primary lessee, which the Company is dependent on for its major sources of income, incurred a net loss of $202.9 million for the year ended December 31, 1999, has a net working capital deficiency and a net capital deficiency at December 31, 1999, and is in default under its revolving credit facility. CCA's default under its revolving credit facility relates to failure to comply with certain financial covenants. In addition, CCA is in default under the CCA Note and has not made certain scheduled lease payments to the Company pursuant to the terms of the CCA Leases. The Company has not provided CCA with a notice of nonpayment of lease payments due under the

CCA Leases and thus CCA is not currently in default under the terms of the CCA Leases.

As of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Pursuant to the terms of the CCA Note, CCA was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of CCA's revolving credit facility, CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants. CCA is not in compliance with these financial covenants and, consequently, is prohibited from making the scheduled interest payments to the Company. Pursuant to the terms of the subordination agreement between the Company and the agent of CCA's revolving credit facility, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's revolving credit facility remains outstanding. As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, CCA has paid $12.9 million of lease payments related to 1999 and no lease payments relating to 2000. Also, the independent public accountants of CCA have indicated in their opinion on the respective 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

Continued operating losses by CCA, declarations of events of default and acceleration actions by the Company's and CCA's creditors, the continued inability of CCA to make contractual payments to the Company, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. In addition, these matters concerning the Company and CCA raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

The Company has limited resources currently available to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its credit facility to meet these requirements. Due to the Company's financial condition and non-compliance with certain covenants under the terms of its credit facility, the availability of borrowings under its credit facility is uncertain. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

PROSPECTIVE RESTRUCTURING AND RELATED EQUITY INVESTMENT

RESTRUCTURING AND RELATED TRANSACTIONS

         In order to address the capital and liquidity constraints facing the Company and CCA, as well as concerns regarding the corporate structure and management of the Company, the Company intends to complete a comprehensive restructuring (the "Restructuring"). For a description of the terms of the Restructuring, including the terms of the two proposals currently being considered by the Company with respect to such Restructuring, see "Business -- Recent Developments -- Restructuring and Related Transactions."

PROPOSED AMENDMENTS TO CCA LEASES AND OTHER AGREEMENTS

As of December 31, 1999, approximately $24.9 million of December 1999 rents due from CCA to the Company were unpaid. In an effort to address the liquidity needs of the Company and CCA prior to the completion of the Restructuring, the Company and CCA intend to amend the terms of the CCA Leases. Pursuant to this proposed amendment, rent will be payable on each June 30 and December 31, instead of monthly. In addition, the proposed amendment provides that CCA is required to make certain scheduled monthly installment payments to the Company from January 1, 2000 through June 30, 2000. Approximately $12.9 million of the balance outstanding at December 31, 1999 was paid February 14, 2000, and the Company expects that the remaining $12.0 million of 1999 rents will be received during the second quarter of 2000. In regard to rent accruing from January 1, 2000 through June 30, 2000, the Company and CCA are currently negotiating the scheduled monthly installment payments of 2000 rent that are to occur during the second quarter of 2000. At the time these installment payments are made, CCA will also be required to pay interest to the Company upon such payments at a rate equal to the then current interest rate under the bank credit facility.

The Company and CCA also intend to amend the terms of the Business Development Agreement, the Amended and Restated Services Agreement, and the Amended and Restated Tenant Incentive Agreement to provide for the deferral of the payment of all fees under these agreements by the Company to CCA until September 30, 2000. For a description of the proposed amendments to the CCA Leases and to the Business Development Agreement, the Amended and Restated Services Agreement and the Amended and Restated Tenant Incentive Agreement, see "Business -- Recent Developments -- Transactions Between the Company and CCA."

LENDER CONSENTS

The proposed amendments to the contractual agreements between the Company and CCA as previously described are subject to the consent of the Company's lenders. The consummation of the Restructuring, absent a refinancing of the Company's debt, also is subject to the consent of the Company's lenders. The actions of the Company with respect to the solicitation of the consent of the Company's lenders with respect to these matters is described under the heading "Business -- Recent Developments -- Transactions Between the Company and CCA."

YEAR ENDED DECEMBER 31, 1999

The Company commenced operations on January 1, 1999 as a result of the 1999 Merger. The 1999 Merger was accounted for as a reverse acquisition of the Company by Old CCA and the purchase of Old Prison Realty by the Company. As such, Old CCA was treated as the acquiring company, and Old Prison Realty was treated as the acquired company, for financial reporting purposes. The provisions of the purchase method of accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements. Management believes that comparison of financial results between 1999 and 1998 is not meaningful because the 1998 results reflect the operations of Old CCA, and the 1999 results of operations reflect the operating results of the Company as a REIT.

RENTAL REVENUES

For the year ended December 31, 1999, rental revenues were $270.1 million and were generated from the leasing of correctional and detention facilities. During the year, the Company began leasing five new facilities, one in February 1999, one in April 1999, one in September 1999 and two in December 1999 respectively, in addition to the 37 facilities which were previously leased as of the beginning of the year.

INTEREST INCOME

For the year ended December 31, 1999, interest income was $6.9 million. This amount was a result of interest earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

In connection with the 1999 Merger, Old CCA received the $137.0 million CCA Note. The Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note is payable annually at the rate of 12%. Principal is due in six equal annual installments beginning December 31, 2003. As previously described, as of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. The Company has fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999.

LICENSING FEES

For the year ended December 31, 1999, licensing fees were $8.7 million. The licensing fees were earned as a result of the Trade Name Use Agreement which granted CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 1999, depreciation expense was $ 44.1 million. Depreciation expense as a percentage of rental revenues for 1999 was 16.3%. The Company uses the straight-line depreciation method over 50 and five year lives of buildings and machinery and equipment, respectively.

GENERAL AND ADMINISTRATIVE EXPENSE

For the year ended December 31, 1999, general and administrative expenses were $24.1 million or 8.9% of 1999 rental revenues. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs. Salaries and related benefits represented 12% of general and administrative expenses for the year ended December 31, 1999.

During 1999, the Company was involved in various litigation including shareholder litigation and other legal matters which are being defended and handled in the ordinary course of business. While the ultimate results of these individual matters cannot be exactly determined, the Company incurred legal expenses of $6.3 million during 1999. See "Liquidity and Capital Resources" herein for further discussion of litigation issues as well as the information contained under the headings "Business -- Recent Developments -- Shareholder Litigation" and "Legal Proceedings."

In connection with the proposed Restructuring and related equity investment, the Company has incurred $3.9 million of costs representing consulting and legal advisory services prior to the consummation of the proposed transaction.

As a result of the Company's failure to declare the dividends discussed herein under "Distributions to Shareholders" prior to December 31, 1999, and failure to distribute, prior to January 31, 2000, dividends sufficient to distribute 95% of its taxable income for 1999, the Company is subject to excise taxes, which are currently estimated to be $7.1 million and which have been accrued as of December 31, 1999.

EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES AND AMORTIZATION OF DEFERRED GAINS

For 1999, equity in earnings of unconsolidated entities and amortization of deferred gains were $22.9 million. For the year ended December 31, 1999, the Company recognized equity in earnings of PMSI and JJFMSI of $4.7 million and $7.5 million, respectively, and received distributions from PMSI and JJFMSI of $11.0 million and $10.6 million, respectively. For 1999, the amortization of the deferred gain on the sales of contracts to the PMSI and JJFMSI was $7.1 million and $3.6 million, respectively.

INTEREST EXPENSE

For the year ended December 31, 1999, interest expense was $51.9 million, respectively. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility and the Company's Senior Notes, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $37.7 million for 1999.

WRITE OFF OF LOAN COSTS

As a result of the amendment to the original bank credit facility, the Company incurred a write off of loan costs of $9.0 million for 1999. See "Liquidity and Capital Resources" for a discussion of this write-off.

LOSS ON DISPOSAL OF ASSETS

In June 1999, the Company incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets' depreciated book value. The Company received $3.5 million of the proceeds during 1999. As of December 31, 1999, the Company has a receivable of $3.0 million related to this settlement.

In December 1999, the Company incurred a loss of $0.4 million resulting from a sale of a new facility in Florida. Construction on the facility was completed by the Company in May 1999. In accordance with the terms of the management contract between Old CCA and Polk County, Florida, Polk County exercised an option to purchase the facility. Net proceeds of $40.5 million were received by the Company.

WRITE OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

For the year ended December 1999, the Company had paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplates merging with CCA and thereby eliminating the CCA Leases or amending the CCA Leases to significantly reduce the lease payments to be paid by CCA to the Company. Consequently, the Company determined that the remaining deferred tenant incentive fees at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million.

IMPAIRMENT LOSS

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. In December 1999, the poor financial position, results of operations and cash flows of CCA indicated to management that certain of its correctional and detention facilities might be impaired. In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company's investment in that property. Through its analysis, the Company determined that three of its correctional and detention facilities in the state of Kentucky had been impaired. For these three properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million.

PROVISION FOR CHANGE IN TAX STATUS

The Company, formerly a taxable corporation, intends to elect to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

MANAGEMENT AND OTHER REVENUES

Total revenues increased 43.2% in 1998 as compared to 1997, with increases in both management and transportation services. Management revenues increased 44% in 1998, or $197.9 million. This increase was primarily due to the opening of new facilities and the expansion of existing facilities by Old CCA in 1997 and 1998. In 1998, Old CCA opened 10 new facilities with an aggregate design capacity of 9,256 beds, assumed management of eight facilities with an aggregate design capacity of 3,757 beds and expanded seven existing facilities to increase their design capacity by an aggregate of 2,473 beds. Due to the growth in beds, compensated mandays increased 44% in 1998 from 10,524,537 to 15,107,533. Average occupancy improved to 94.4% in 1998 as compared to 93.2% in 1997.

Transportation revenues increased $1.9 million or 15% in 1998 as compared to 1997. This growth was primarily the result of an expanded customer base and increased compensated mileage realized through the increased utilization of three transportation hubs opened in 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

OPERATING EXPENSES

Facility operating expenses increased 50.2% to $496.5 million in 1998. There were significant increases in operating expenses realized due to the increased compensated mandays and compensated mileage that Old CCA realized in 1998 as previously mentioned. Also Old CCA adopted the provisions of the AICPA's Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The effect of this accounting change for 1998 was a $14.9 million charge to operating expenses. Prior to the adoption of SOP 98-5, project development and facility start-up costs were deferred and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. In conjunction with Old CCA terminating five contractual relationships, Old CCA realized approximately $2.0 million of operating expenses related to transition costs and deferred contract costs. Old CCA also incurred $1.0 million of non-recurring operating expenses related to the 1999 Merger.

In 1998, Old CCA was subject to a class action lawsuit at one of its facilities regarding the alleged violation of inmate rights which was settled subsequent to the end of the year. Old CCA was also subject to two wrongful death lawsuits at one of its facilities. These lawsuits were assumed by the Company in the 1999 Merger. CCA recognized $2.1 million of expenses in 1998 related to these lawsuits. See "Legal Proceedings."

LEASE EXPENSE

Lease expense increased 210.5% in 1998 compared to 1997. Old CCA had entered into leases with Old Prison Realty in July 1997 for the initial nine facilities that Old CCA had sold to Old Prison Realty. Throughout 1997 and 1998, Old CCA sold an additional four facilities and one expansion to Old Prison Realty and immediately after these sales, leased the facilities back pursuant to long-term, triple net leases. As a result of the U.S. Corrections Corporation acquisition, Old CCA entered into long-term leases for four additional facilities with Old Prison Realty.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 78.6% in 1998 over 1997. Included in general and administrative expenses was $1.3 million incurred in the fourth quarter of 1998 for an advertising and employee relations initiative aimed at raising the public awareness of Old CCA and the industry. Also, in connection with the 1999 Merger, CCA became subject to a purported class action lawsuit attempting to enjoin the 1999 Merger and seeking unspecified monetary damages. The lawsuit was settled in principle in November 1998 with the formal settlement being completed in March 1999. Accordingly, Old CCA recognized $3.2 million of expense in 1998 to cover legal fees and the settlement obligation. See "Liquidity and Capital Resources" for further discussion.

NEW CCA COMPENSATION CHARGE

Old CCA recorded a $22.9 million charge to expense in 1998 for the implied fair value of 5,000 shares of CCA voting common stock issued by CCA to certain employees of Old CCA and Old Prison Realty. The shares were granted to certain founding shareholders of CCA in September 1998. Neither Old CCA nor CCA received any proceeds from the issuance of these shares. The fair value of these common shares was determined at the date of the 1999 Merger based upon the implied value of CCA, derived from $16.0 million in cash investments made by outside investors as of December 31, 1998, as consideration for a 32% ownership interest in CCA.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 7.4% in 1998 over 1997. The increase was due to the increase in the number of owned facilities operated by Old CCA in 1998 as compared to 1997. Of the 10 new facilities opened by Old CCA in 1998, Old CCA owned six.

INTEREST EXPENSE

Interest expense for 1998 was $8.6 million as compared to $7.4 million in 1997.

INTEREST INCOME

Interest income for 1998 was actually $11.4 million as compared to $10.8 million of interest income in 1997. In 1998, Old CCA was still benefiting from interest earnings on the cash proceeds that Old CCA realized in 1997 when it sold 12 facilities to Old Prison Realty.

WRITE OFF OF LOAN COSTS

In June 1998, Old CCA expanded its credit facility from $170.0 million to $350.0 million and incurred debt issuance costs that were being amortized over the life of the loan. The credit facility matured at the earlier of the date of the completion of the 1999 Merger or September 1999. Accordingly, upon consummation of the 1999 Merger the credit facility was terminated and the related unamortized issuance costs were expensed. See "Liquidity and Capital Resources" for more detail.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES

As previously discussed, Old CCA adopted the provisions of SOP 98-5 in 1998. As a result, Old CCA recorded a $16.1 million charge as a cumulative effect of accounting change, net of taxes of $10.3 million, on periods through December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1999

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities, including the CCA Leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on the CCA Note; and (iv) license fees earned under the Trade Name Use Agreement. CCA currently leases 34 of the Company's 43 operating facilities pursuant to the CCA Leases. The Company, therefore, is dependent for its rental revenues upon CCA's ability to make the lease payments required under the CCA Leases for such facilities. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all the leases if CCA fails to make required lease payments. If this were to happen, however, the Company would be required to renegotiate existing leases or incentive fee arrangements, to find other suitable lessees or to risk losing its ability to elect or maintain REIT status, as applicable.

CCA incurred a net loss of $202.9 million for the year ended December 31, 1999, has a net working capital deficiency and a net capital deficiency at December 31, 1999, and is in default under its revolving credit facility. CCA's default under its revolving credit facility relates to failure to comply with certain financial covenants. In addition, CCA is in default under the CCA Note as a result of CCA's failure to pay the first scheduled interest payment under the terms of the CCA Note. See "Results of Operations" herein. CCA has also not made certain scheduled lease payments to the Company pursuant to the terms of the CCA Leases. The Company has not provided CCA with a notice of nonpayment of lease payments due under the CCA Leases, and thus CCA is not currently in default under the terms of the CCA Leases.

In response to the significant losses experienced by the Company and by CCA during 1999 and in response to the defaults under the Company's debt agreements, the Company's board of directors is considering various capital infusion proposals by one or more strategic investors, as well as various restructurings. For a complete description of the Restructuring proposals currently being considered by the Company, see "Business -- Recent Developments -- Restructuring and Related Transactions."

In 1999, the Company's growth strategy included acquiring, developing and expanding correctional and detention facilities as well as other properties. Because the Company was required to distribute to its stockholders at least 95% of its taxable income to qualify as a REIT for 1999, the Company relied primarily upon the availability of debt or equity capital to fund the construction and acquisitions of and improvements to correctional and detention facilities.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow provided by operating activities was $79.5 million for 1999 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $447.6 million for 1999 and represents acquisitions of real estate properties and payments made under lease arrangements. The Company's cash flow provided by financing activities was $421.4 million for 1999 and represents proceeds from the issuance of common stock, issuance of long-term debt, borrowings under the bank credit facility and the Senior Notes, payments of debt issuance costs and payments of dividends on shares of the Company's preferred and common stock.

DEBT STRUCTURE

On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured bank credit facility from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The original bank credit facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The tranche B term loans require quarterly principal payments of $625,000 throughout the term of the loans, with the remaining balance maturing on December 31, 2002. The revolving loans mature on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the original bank credit facility were subject to change based on the Company's senior debt rating. The original bank credit facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the original bank credit facility increasing amounts available to the Company under the original bank credit facility to an aggregate of $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. Under the bank credit facility, LPCI replaced NationsBank, N.A. as Administrative Agent.

The bank credit facility as amended, similar to the original bank credit facility, provides for interest rates, unused commitment fees and letter of credit fees which vary based on the Company's senior debt rating. Similar to the original bank credit facility, the bank credit facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the bank credit facility bear interest at a variable rate equal to 3.75% to 4.00% in excess of LIBOR or 2.25% to 2.50% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR or 1.75% in excess of a base rate in the bank credit facility.

Upon the lenders' determination that the Company is in default under the terms of the bank credit facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, the Company is currently in default under the bank credit facility and, consequently, has become subject to the default rate of interest on January 25, 2000.

The Company incurred costs of $59.2 million in consummating the original bank credit facility and the bank credit facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote off $9.0 million of expenses related to the bank credit facility upon completion of the amendment and restatement.

In accordance with the terms of the bank credit facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002. The effect of these arrangements is recognized in interest expense.

The bank credit facility, similar to the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. The bank credit facility contains certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios and (b) restrictions on the incurrence of additional indebtedness.

The bank credit facility also restricted the Company's ability to make the 1999 cash payment of a special dividend unless (a) the Company had liquidity of at least $75.0 million at the dividend declaration date after giving effect to the payment of the special dividend, (b) the Company received at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and
(c) CCA received at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The bank credit facility also restricts the cash payment of a special dividend in 2000.

The current financial condition of the Company, the inability of CCA to make certain of its payment obligations to the Company, the ongoing process surrounding the prospective equity investment and related restructuring, and the actions taken by the Company and CCA in attempts to resolve current liquidity issues of the Company and CCA have resulted in a series of default or potential default issues under the bank credit facility. These defaults and potential defaults consist of the following:

- Restrictions upon the ability of the Company to amend the terms of its agreements with CCA without the consent of its senior lenders create a potential default due to the Company's anticipation of required amendments to alter the timing and amount of payments under the terms of the CCA Leases, as well as interest payments on the CCA Note.

- Restrictions upon the ability of the Company to enter into any agreement constituting a "change of control" provision, as defined in the bank credit facility, create the need for a consent based upon the execution of a securities purchase agreement with a prospective equity investor and the appointment of a new Chairman of the Board of Directors of the Company and a new President of the Company.

- For the fiscal quarter ending December 31, 1999, the Company was not in compliance with the following financial covenants, as defined in the bank credit facility: (i) the Company's interest coverage ratio and (ii) the Company's leverage ratio.

- The existence of explanatory paragraphs in the reports of each of the Company's and CCA's reports of independent public accountants relating to the Company's and CCA's financial statements as to the ability of each of the Company and CCA to continue as a going concern render the Company in violation of the provisions of the bank credit facility requiring unqualified opinions for the Company and CCA.

- The declaration of the quarterly dividend on the 8.0% Series A Cumulative Preferred Stock for the quarter ended March 31, 2000, payable April 17, 2000, constituted an event of default, based on the Company's unwaived defaults at the time the dividend was declared.

- CCA's revolving credit facility requires that CCA have a net worth in excess of certain specified amounts. On December 31, 1999, CCA was not, and it currently is not, in compliance with this financial covenant, which is an event of default under the Company's bank credit facility.

- As of March 31, 2000, the Company projects that it will not be in compliance with the following financial covenants, as defined in the bank credit facility: (i) the Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; (iii) the Company's leverage ratio; and
     (iv) the Company's ratio of total indebtedness to total capitalization.

- In addition, as described below, the Company is in default under the provisions of the MDP Notes. Due to cross-default provisions existing between the bank credit facility and the MDP Notes, the Company has been considered in default of this provision of the bank credit facility since January 25, 2000.

The Company anticipates that LCPI will solicit the consent to the Company's lenders under the bank credit facility for a waiver of the events of default described above. For a complete discussion of the terms and timing of the waiver, see "Business -- Recent Developments -- Solicitation of Consents for Waivers of, and Amendments to, Provisions of the Company's and CCA's Outstanding Indebtedness."

SENIOR NOTES

On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of its Senior Notes. Interest on the Senior Notes is paid semi-annually in arrears at a rate of 12% per annum, and the Senior Notes have a seven year term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under its original bank credit facility.

As of December 31, 1999, the Company is not in default under the terms of the Senior Notes; however, amendment of the Company's agreements with CCA without prior delivery of fairness opinions, as described above, to the trustee of the Senior Notes would constitute an event of default. In addition, the indenture governing the Senior Notes contains a provision which allows the holders thereof to accelerate the Senior Notes and seek remedies if the Company has a payment default under its bank credit facility or if the obligations under the Company's bank credit facility have been accelerated.

9.5% CONVERTIBLE, SUBORDINATED NOTES

On January 29, 1999, the Company issued $20.0 million of the MDP Notes due in December 2008, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of the MDP Notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The MDP Notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of December 31, 1999, the conversion price for the MDP Notes was $23.63 per share as compared to $28.00 per share at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share, as provided in the original terms of the MDP Notes.

The provisions of the MDP Notes provide that the execution of the Securities Purchase Agreement as discussed previously by the Company constitutes a "change of control" of the Company. This "change of control" gave rise to a right of the holders of the MDP Notes to require the Company to repurchase the MDP Notes at a price of 105% of the aggregate principal amount of such notes. To date, the holders of the MDP Notes have not provided notice to the Company that the Company will be required to repurchase all or a portion of the MDP Notes. In addition, as of February 5, 2000, the Company was no longer in compliance with a financial covenant contained in the note agreement relating to the ratio of the Company's total indebtedness to total capitalization. As a result of the violation of these covenants, the Company is in default under the provisions of the note agreement, and the holders of such notes may, at their option, accelerate all or a portion of the outstanding principal amount of this indebtedness. Moreover, during any period in which the Company is in default under the provisions of the note agreement, the holders of the notes may require the Company to pay an applicable default rate of interest of 20%.

In addition to the default rate of interest, as a result of the default, the Company is obligated, under the terms of the MDP Notes, to pay the holders of the notes contingent interest sufficient to permit those note holders to receive a 15% rate of return on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the MDP Notes. Because the conversion into common stock is at the election of the note holders, the Company has accrued the contingent interest from the date of issuance through December 31, 1999 of approximately $2.1 million.

The Company has initiated discussions with the holders of the MDP Notes to waive the occurrence of a "change of control" arising from the Company's execution of the Securities Purchase Agreement, thereby extinguishing the Company's obligation to repurchase the notes at a premium. In addition, the Company has requested that the provisions of the note purchase agreement be amended to: (i) remove the financial covenant relating to the Company's total indebtedness to total capitalization; (ii) remove a covenant requiring the Company to use its best efforts to qualify as a REIT for federal income tax purposes; and (iii) remove a covenant restricting the Company's ability to conduct business other than the financing, ownership and development of prisons and other correctional facilities.

There can be no assurance that the holders of the MDP Notes will consent to the proposed waiver of, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. If the holders of the MDP Notes do not consent to the proposed waiver of, and amendments to the note purchase agreement, the Company will be required to repurchase or redeem the outstanding principal amount of the MDP Notes.

7.5% CONVERTIBLE SUBORDINATED NOTES

The $30.0 million 7.5% convertible, subordinate notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of December 31, 1999, the conversion price for the note was $23.63 per share as compared to $27.42 per share at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share, as provided in the original terms of the 7.5% convertible, subordinate notes.

The provisions of the note purchase agreement relating to the $30.0 million 7.5% convertible, subordinated notes contain financial covenants relating to: (i) the Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; and (iii) the Company's ratio of total indebtedness to total capitalization. It is possible that as of March 31, 2000 the Company will not be in compliance with one or more of these financial covenants. If one or more of these covenants are violated, such a violation would result in an event of default under the provisions of the note purchase agreement, and the holder of such notes may, at its option, accelerate all or a portion of the outstanding principal amount of this indebtedness.

If an event of default occurs under the provisions of the note purchase agreement, the Company will initiate discussions with the holder of such notes and attempt to obtain a waiver of, or amendment to, the financial covenants contained in the note purchase agreement violated by the Company. In addition, in order to prevent an event of default under the note purchase agreement, prior to completion of the Restructuring and related transactions, the Company will be required to amend the provisions of the note purchase agreement to remove a covenant requiring the Company to elect to be taxed as a REIT for federal income tax purposes, if necessary.

There can be no assurance that the holder of these notes will consent to any proposed waiver of, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of the proposed waiver and amendments. The Company anticipates that it may be required to amend the economic terms of the notes in the event the holder of these notes does consent to any proposed waiver of, and amendment to, the note purchase agreement.

OTHER DEBT TRANSACTIONS

On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the 1999 Merger. The note bore interest at LIBOR plus 1.35% and was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) a $7.0 million convertible subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) a $20.0 million convertible subordinated note bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 per share and (iii) a $20.0 million convertible subordinated note bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

In 1998, convertible subordinated notes with a face value of $5.8 million were converted into 2.9 shares of common stock.

At December 31, 1999 and 1998, the Company had $16.3 million and $1.6 million in letters of credit, respectively. The letters of credit were issued to secure the Company's construction of one facility and Old CCA's worker's compensation insurance policy, performance bonds and utility deposits. The Company is required to maintain cash collateral for the letters of credit.

Maturities of long-term debt (excluding acceleration or demand provisions) for the next five years and thereafter are:

                                                                   (IN THOUSANDS)
                         2000                                        $    6,084
                         2001                                             6,093
                         2002                                           916,337
                         2003                                               114
                         2004                                               126
                         Thereafter                                     170,237
                                                                     ----------
                                                                     $1,098,991
                                                                     ==========

EQUITY CAPITAL

On January 11, 1999, the Company filed a Shelf Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public. Proceeds from sales under the Shelf Registration Statement have been and will be used for general corporate purposes, including the acquisition and development of correctional and detention facilities. During 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120.0 million.

On May 7, 1999, the Company registered 10.0 million shares of the Company's common stock for issuance under the Company's DRSPP. The DRSPP provides a method of investing cash dividends in, and making optional monthly cash purchases of, the Company's common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on NYSE. As of December 31, 1999, the Company has issued 1,261,431 shares under the DRSPP, with 1,253,232 of these shares issued under the DRSPP's optional cash feature resulting in proceeds of $12.3 million. The Company has temporarily suspended the DRSPP pending the completion of the Restructuring and related transactions.

DISTRIBUTION TO SHAREHOLDERS

If the Company elects to qualify, as a REIT, it cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, in order to preserve its ability to elect REIT status for 1999, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). During the year ended December 31, 1999, the Company made $217.7 million of distributions related to its common stock and 8.0% Series A Cumulative Preferred Stock. For purposes of meeting the distribution requirements discussed above, $152.5 million of the total distributions in 1999 have been designated as distributions of the Accumulated Earnings and Profits.

In addition to distributing the Accumulated Earnings and Profits, the Company, if it elects to qualify as a REIT for its 1999 taxable year, also will be required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of December 31, 1999, the Company intends to take such actions as may be necessary to retain its ability to elect REIT status for its 1999 taxable year and beyond. In connection therewith, the Company has obtained an extension of time to file its 1999 federal income tax return until September 15, 2000, which enables the Company to declare sufficient dividends with respect to its 1999 taxable year (equal to approximately $220.0 million) to elect to be taxed as a REIT for 1999, should it so decide. Certain provisions of the bank credit facility restrict the Company's ability to pay these distributions in cash. As of December 31, 1999, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares have been declared and accrued in the accompanying consolidated balance sheets. The remaining $220.0 million of distributions that would have to be paid to shareholders in 2000 in order for the Company to elect REIT status have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets.

CASH FLOW RELATED TO CCA

As of December 31, 1999, CCA leased 34 of the 42 operating facilities owned by the Company.

CCA NOTE

In connection with the 1999 Merger, Old CCA received the $137.0 million CCA Note due. The Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note is payable annually at the rate of 12%. Principal is due in six equal annual installments beginning December 31, 2003. The Company has fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999.

CCA LEASES

For the year ended December 31, 1999, the Company recognized gross rental revenue from CCA of $263.5 million.

Based on the CCA Leases in effect at December 31, 1999, the future minimum lease payments scheduled to be received by the Company under the CCA Leases as of January 1, 2000 are as follows:

                                                                  (IN THOUSANDS)
          Years Ending December 31:
          2000                                                      $  310,651
          2001                                                         310,651
          2002                                                         310,651
          2003                                                         310,651
          2004                                                         310,651

          Thereafter                                                 1,890,193
                                                                    ----------
                                                                    $3,443,448
                                                                    ==========

As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, CCA has paid $12.9 million of lease payments related to 1999 and no lease payments relating to 2000. Under the terms of the CCA Leases, an event of default occurs if CCA fails to pay all required lease payments owed to the Company under the CCA Leases within 15 days of receiving a notice of nonpayment from the Company. As of the date hereof, the Company has not provided CCA with such notice

In addition, the Company expects that the CCA Leases will be materially impacted by either the prospective equity investment and related restructuring discussed previously or by renegotiation of the CCA Leases with CCA.

AMENDED TENANT INCENTIVE AGREEMENT

For the year ended December 1999, the Company had paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplates either merging with CCA and thereby eliminating the CCA Leases or amending the CCA Leases to reduce the lease payments to be paid by CCA to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million.

TRADE NAME USE AGREEMENT

For the year ended December 31, 1999, the Company recognized income of $8.7 million from CCA under the terms of the Trade Name Use Agreement. As of December 31, 1999, the Company had recorded a receivable of $2.2 million from CCA for licensing fees due under the Trade Name Use Agreement.

CCA SERVICES AGREEMENT

Costs incurred by the Company under the CCA Services Agreement are capitalized as part of the facilities' development cost. Costs incurred under the CCA Services Agreement and capitalized as part of the facilities' development cost totaled $41.6 million for the year ended December 31, 1999.

BUSINESS DEVELOPMENT AGREEMENT

Costs incurred by the Company under the Business Development Agreement are capitalized as part of the facilities' development cost. Costs incurred under the Business Development Agreement and capitalized as part of the facilities' development cost totaled $15.0 million for the year ended December 31, 1999.

CCA FINANCIAL INFORMATION

The following summarized operating information presents CCA's results of operations for the year ended December 31, 1999:


                                                    (IN THOUSANDS)
             Revenues                                 $ 499,292
             Net loss                                  (202,918)

The following summarized balance sheet information presents CCA's financial position as of December 31, 1999:


                                                    (IN THOUSANDS)
             Current assets                           $  88,647
             Total assets                               184,701
             Current liabilities                        258,421
             Deferred credits                           107,070
             Total liabilities                          365,491
             Stockholders' deficit                     (180,790)

The following summary presents CCA's cash flows for the year ended December 31, 1999:


                                                                (IN THOUSANDS)
             Cash flows used in operating activities               $(16,332)
             Cash flows used in investing activities                 (2,091)
             Cash flows provided by financing activities             10,089
                                                                   --------
             Net decrease in cash for 1999                         $ (8,334)
                                                                   ========

CCA has utilized cash from borrowings under its revolving credit facility, equity issuances and payments from the Company for tenant incentive arrangements and other services to offset the cash requirements of its operating losses. CCA expects to continue to use these sources of cash to offset its anticipated losses from operations; however, amounts presently anticipated to be available to CCA will not be sufficient to offset all of CCA's expected future operating losses.

COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is subject to a variety of legal proceedings, some of which if resolved against the Company, could have a material adverse effect upon the business and financial position of the Company. A complete description of the litigation currently commenced against the Company, including certain shareholder litigation, is set forth herein under the headings "Business -- Recent Developments -- Shareholder Litigation" and "Legal Proceedings."

INCOME TAX CONTINGENCIES

As required by its governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event the Company completes the Fortress/Blackstone Restructuring under its existing terms following shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. In order to qualify as a REIT, the Company is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of December 31, 1999, the Company intends to pay sufficient dividends either in cash or in securities to satisfy all distribution requirements for qualification as a REIT for 1999 and estimates that $143.7 million will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. As of December 31, 1999, $2.2 million of distributions relating to the 8% Series A Cumulative Preferred Shares have been declared and accrued on the Company's consolidated balance sheets. The remaining $141.5 million of distributions that must be paid to shareholders in 2000 in order for the Company to qualify as a REIT have not been declared by the board of directors and, accordingly, have not been accrued in the Company's consolidated balance sheets. It is likely that the Company's debt holders would be required to consent to the Company's payment of these distributions. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

If the Company elects REIT status for its taxable year ended December 31, 1999, such election will be subject to review by the IRS for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion requiring the Company to be treated as a taxable corporation for the 1999 taxable year, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's consolidated financial position, results of operations and cash flows.

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting an audit of Old CCA's federal tax return for the taxable year ending December 31, 1997. The Company currently is unable to predict the ultimate outcome of the IRS's audit of Old CCA's 1997 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of the $5.5 million of income taxes payable and the $32.0 million of deferred tax liability currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to shareholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

GUARANTEES

The Company has guaranteed the bond indebtedness (outstanding balance of $69.1 million at December 31, 1999) and forward purchase agreement (estimated obligation of $6.9 million at December 31, 1999) of a governmental entity for which PMSI currently provides management services at a 302-bed correctional facility. Under the terms of its guarantee agreements, the Company is required to maintain a restricted cash account (balance of $6.9 million at December 31, 1999) to collateralize the guarantee of the forward purchase agreement.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Old CCA's current ratio decreased to .33 in 1998 as compared to 2.41 in 1997. The decrease was due in part to the sale of $95.0 million of net current assets to Old CCA, JJFMSI and PMSI. In addition, during 1998, Old CCA utilized approximately $100.0 million of excess cash on hand at December 31, 1997 from the sale of 12 facilities to Old Prison Realty in 1997.

Old CCA's cash flow from operations for 1998 was $54.5 million as compared to $92.0 million for 1997. The decrease in cash flow in 1998 was primarily a result of increased lease payments to Old Prison Realty of $39.3 million over 1997. However, cash flow from operations, calculated on a EBITDAR basis, was $112.0 million for 1998 as compared to $115.8 million for 1997. Included in these 1998 cash flow results are two significant non-cash charges, $22.9 million for the Old CCA compensation and $26.5 million for the cumulative effect of accounting change due to the adoption of SOP-98-5. At December 31, 1998, Old CCA had strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

On November 4, 1998 Old CCA filed a Registration Statement on Form S-3 that allowed it, over the following two years, to sell Old CCA Common Stock in one or more offerings up to a total dollar amount of $100.0 million. As of December 31, 1998, Old CCA had sold 2,882,296 shares of Old CCA Common Stock under this registration statement, generating net proceeds to Old CCA of approximately $65.5 million. Old CCA used the net proceeds from the sale of Old CCA Common Stock for general corporate purposes including without limitation, repayment of indebtedness, financing capital expenditures and working capital.

In June 1998, Old CCA increased its revolving credit facility with a group of banks to $350.0 million. The facility matured on the earlier of the date of the completion of the 1999 Merger or September 6, 1999 and was used for general corporate purposes and the issuance of letters of credit. The credit facility bore interest, at the election of Old CCA, at either the bank's prime rate or a rate which was 1.25% above the applicable 30, 60, or 90 day LIBOR rate. Interest was payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There were no prepayment penalties associated with the credit facility. The credit facility required Old CCA, among other things, to maintain certain net worth, leverage and debt service coverage ratios. The facility also limited certain payments and distributions. Borrowings on the facility at December 31, 1998 were $222.0 million and letters of credit totaling $98.7 million had been issued as of such date. In connection with the 1999 Merger, JJFMSI and PMSI each assumed $5.0 million of debt related to this facility, resulting in an unused commitment of $19.3 million. In January 1999, PMSI and JJFMSI paid off their portions of the outstanding debt and the credit facility was replaced with a new credit facility as discussed below.

Old CCA also had a $2.5 million credit facility with a bank that provided for the issuance of letters of credit and which matured on the earlier of the date of the completion of the 1999 Merger or September 6, 1999. At December 31, 1998, letters of credit totaling $1.6 million had been issued leaving an unused commitment of $947,000. On January 1, 1999, in connection with the 1999 Merger, this facility was replaced with the Company's credit facility as discussed in " -- Debt Structure" above. In July 1997, Old CCA sold 10 of its facilities to Old Prison Realty for approximately $378.3 million. The proceeds were used to pay off $131.0 million of Old CCA's credit facility debt, $42.2 million of first mortgage debt and $9.4 million of senior secured notes. The remaining proceeds were used to fund existing construction projects and for general working capital purposes. In October 1997, Old CCA sold an additional facility to Old Prison Realty for approximately $38.5 million. In November and December 1997, Old CCA paid $74.4 million for two correctional facilities. Subsequently, Old CCA sold these facilities to Old Prison Realty for $74.4 million in December 1997 and January 1998, respectively.

YEAR 2000 COMPLIANCE

In 1999, the Company completed an assessment of its key information technology systems, including its client server and minicomputer hardware and operating systems and critical financial and non-financial applications, in order to ensure that these date sensitive critical information systems would properly recognize the Year 2000 as a result of the century change on January 1, 2000. Based on this assessment, the Company determined that these key information systems were Year 2000 compliant. The Company also evaluated its non-critical information technology systems for Year 2000 compliance and determined that such non-critical systems were complaint. The Company's systems did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000. In 1999, the Company also completed communications with third parties with whom it has important financial or operational relationships, including CCA, the lessee of the substantial majority of the Company's facilities, to determine the extent to which they were vulnerable to the Year 2000 issue. Based on responses from these third-parties, including CCA, the Company determined that there were no third party related Year 2000 noncompliance issues that would have a material adverse impact on the Company's operations. These third parties, including CCA, did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000 that had a material adverse impact on the Company's operations.

The Company's information systems were Year 2000 compliant when acquired in the 1999 Merger, and as such, the Company incurred no significant expenses through December 31, 1999, and the Company does not expect to incur any significant costs in connection with the Year 2000 subsequent to December 31, 1999.

CCA incurred expenses allocable to internal staff, as well as costs for outside consultants, computer systems remediation and replacement and non-information technology systems remediation and replacement (including validation). Through December 31, 1999, CCA spent approximately $6.4 million which included $3.4 million related to the replacement leased equipment, $2.4 million for travel and services and $0.6 million for software. These costs were expensed as incurred. CCA does not expect to incur any significant costs in connection with the Year 2000 subsequent to December 31, 1999.

FUNDS FROM OPERATIONS

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

The following table presents the Company's Funds from Operations for the year ended December 31, 1999:

                                                                       1999
                                                                  (IN THOUSANDS)
Net income available to common
    Shareholders                                                    $ (61,976)
Plus: real estate depreciation                                         44,062
Add back non-recurring items:
Change in tax status                                                   83,200
Write off of loan costs                                                14,567
Loss on disposal of assets                                              1,995
Write off of amounts under lease
    Arrangements                                                       65,677
Impairment loss                                                        76,433
                                                                    ---------
Funds from operations                                               $ 223,958
                                                                    =========

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. The CCA Leases generally contain provisions which will mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to CCA certain operating costs, including real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Additionally, the CCA Leases contain provisions which provide the Company with the opportunity to achieve increases in rental income in the future.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its bank credit facility and certain other indebtedness as discussed in " -- Liquidity and Capital Resources." The interest on the bank credit facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the bank credit facility was 100 basis points higher or lower in 1999, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $5.1 million.

As of December 31, 1999, the Company had outstanding $100.0 million of its Senior Notes with a fixed interest rate of 12.0%, $40.0 million of convertible, subordinated notes with a fixed interest rate of 9.5%, $30.0 million of convertible, subordinated notes with a fixed interest rate of 7.5% and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of 1999, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the Company.

The bank credit facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002. There is no balance sheet effect related to this arrangements, and the monthly income effect of these arrangements is recognized in interest expense. Despite the change in market interest rates, the Company will pay the fixed rate as set on the required balance.

Additionally, the Company may, from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and 12 months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 10% increase or decrease in market interest rates would not materially affect the value of these investments.

The Company also uses, or intends to use, long-term and medium-term debt as a source of capital. These debt instruments, if issued, will typically bear fixed interest rates. When these debt instruments mature, the Company may refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, the Company may occasionally enter into interest rate protection agreements similar to the interest rate swap arrangement described above.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-2 as indicated below. The consolidated financial statements of CCA have been inserted in this Annual Report on Form 10-K due to its status as a significant lessee of the Company.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
                  CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRISON REALTY TRUST, INC.
                  Report of Independent Public Accountants.                                               F-3
                  Consolidated Balance Sheets as of December 31, 1999 and 1998.                           F-4
                  Consolidated Statements of Operations for the years ended
                         December 31, 1999, 1998 and 1997.                                                F-6
                  Consolidated Statements of Stockholders' Equity for the
                         years ended December 31, 1999, 1998 and 1997.                                    F-8
                  Consolidated Statements of Cash Flows for the years
                         December 31, 1999, 1998 and 1997.                                                F-10
                  Notes to the Consolidated Financial Statements.                                         F-14

                  CONSOLIDATED FINANCIAL STATEMENTS OF
                  CORRECTIONAL CORPORATION OF AMERICA
                  Report of Independent Public Accountants.                                               F-59
                  Consolidated Balance Sheet as of December 31, 1999 and 1998.                            F-60
                  Consolidated Statement of Operations for the year ended
                         December 31, 1999                                                                F-61
                  Consolidated Statement of Stockholders' Equity for the year ended
                         December 31, 1999 and for the period from September 11, 1998
                         through December 31, 1998.                                                       F-62
                  Consolidated Statement of Cash Flows for the year
                         ended December 31, 1999 and for the period from
                         September 11, 1998 through December 31, 1998.                                    F-63
                  Notes to the Consolidated Financial Statements.                                         F-65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by the Company's board of directors to serve as its independent public accountant for the year ended December 31, 1999. Arthur Andersen LLP also served as independent public accountants for Old Prison Realty and Old CCA prior to the 1999 Merger and currently serves in the same capacity for CCA, PMSI and JJFMSI.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is information regarding each of the nine current directors of the Company. If the Restructuring and related transactions are not completed, the Company's board of directors will retain its current structure, and these directors will continue to serve until the expiration of their term of office. If, however, the Restructuring and related transactions are completed, all of the individuals then serving as directors of the Company will resign, and the Company's board of directors will be restructured. See "Business -- Recent Developments --Restructuring and Related Transactions." Also set forth below is information concerning current and former executive officers of the Company.

INFORMATION REGARDING MEMBERS OF THE CURRENT BOARD OF DIRECTORS

         The Company's board of directors is currently composed of nine directors, divided into three equal classes (Class I, Class II and Class III). Subsequent to the Company's 1999 annual meeting of shareholders, J. Michael Quinlan resigned from the Company's board of directors in order to join CCA as its President and Chief Operating Officer and as a member of CCA's board of directors. During the fourth quarter of 1999, John W. Eakin, Jr. and Ned Ray McWherter resigned as directors of the Company, and on December 31, 1999, D. Robert Crants, III and Michael W. Devlin also resigned as officers and directors of the Company. On December 27, 1999, Thomas W. Beasley was appointed by the Company's board to serve as a director and as the Company's Chairman of the board of directors.

         Set forth below is information regarding the current members of the Prison Realty board of directors and the classes in which they serve. The directors listed below as "Independent Directors" are not directors, officers or employees of the Company, CCA, PMSI or JJFMSI, and are not otherwise affiliated with any tenants of the Company, including CCA, or with PMSI or JJFMSI.

CLASS I DIRECTORS  - (TERMS TO EXPIRE IN 2002)

         THOMAS W. BEASLEY, 57, was appointed by the Company's board of directors in December 1999 to serve as a director and as the Chairman of the Company's board of directors, and Mr. Beasley will assume the role of interim Chief Executive Officer of the Company upon completion of the Restructuring and related transactions. Mr. Beasley also currently serves as the Chairman of the PMSI board of directors. Mr. Beasley is a co-founder of Old CCA and served as its Chairman Emeritus from June 1994 to December 31, 1998. From 1974 through 1978, Mr. Beasley served as Chairman of the Tennessee Republican Party, and he continues to be active in Tennessee politics. Mr. Beasley graduated from the United States Military Academy at West Point in 1966 and received a Doctor of Jurisprudence degree from Vanderbilt University School of Law in 1973.

         TED FELDMAN, 46, is an Independent Director and is the Chairman of the Audit Committee of the Company's board of directors. Mr. Feldman served as a trustee of Old Prison Realty from April 1997 to December 1998. Mr. Feldman served as the Chief Operating Officer of StaffMark, Inc. ("StaffMark"), a publicly traded provider of diversified staffing services to business, medical, professional and service organizations and governmental agencies from October 1996 through October 1999. Prior to joining StaffMark, Mr. Feldman founded HRA, Inc., a Nashville provider of staffing services, in 1991 and served as its President and Chief Executive Officer from that time until it merged with StaffMark in October 1996.

         JACKSON W. MOORE, 51, is an Independent Director and is the Chairman of the Compensation Committee of the Company's board of directors. Mr. Moore served as a trustee of Old Prison Realty from April 1997 to December 1998. Mr. Moore is presently a director of and is the President and Chief Operating Officer of Union Planters Corporation, a multi-state bank and savings and loan holding company headquartered in Memphis, Tennessee that is publicly traded on the NYSE, positions he has held since 1986, 1989, and 1994, respectively, and is President and Chief Executive Officer of its principal subsidiary, Union Planters Bank, N.A. He is also Chairman of PSB Bancshares, Inc. and a Vice

President and director of its subsidiary, the People Savings Bank in Clanton, Alabama. Prior to joining Union Planters, Mr. Moore practiced law for 16 years. Mr. Moore is a graduate of the University of Alabama and Vanderbilt University School of Law.

CLASS II DIRECTORS  - (TERMS TO EXPIRE IN 2000)

         RICHARD W. CARDIN, 64, is an Independent Director and served as a trustee of Old Prison Realty from April 1997 to December 1998. Mr. Cardin is a certified public accountant and is currently a consultant and retired partner at Arthur Andersen LLP. Prior to his retirement in 1995, Mr. Cardin was affiliated with, and a partner in, Arthur Andersen for 37 years. From 1980 through 1994, Mr. Cardin served as the managing partner of Arthur Andersen's Nashville office. Mr. Cardin is a member of the boards of directors of Atmos Energy Corporation and United States Lime & Minerals, Inc.

         DOCTOR R. CRANTS, 55, is a member of the Company's board of directors and served as its Chairman from its inception to December 1999. Mr. Crants currently serves as the Chief Executive Officer of the Company. Mr. Crants also serves as Chief Executive Officer and a director of CCA, and as a director of PMSI and JJFMSI. Prior to the 1999 Merger, Mr. Crants served as Chairman, Chief Executive Officer and President of Old CCA, which he co-founded in 1983, as well as Chairman of the board of trustees of Old Prison Realty. Mr. Crants also currently serves on the board of directors of Sodexho Marriott Services, Inc., the largest food service and facility management company in North America. Mr. Crants graduated from the United States Military Academy at West Point in 1966 and received a joint Masters in Business Administration and Juris Doctor degree from the Harvard Business School and Harvard Law School, respectively, in 1974.

         JOSEPH V. RUSSELL, 59, is an Independent Director and is the Chairman of the Independent Committee of the Company's board of directors. Mr. Russell also serves as the Chairman of the Special Committee and served as a trustee of Old Prison Realty from April 1997 to December 1998. Mr. Russell is the President and Chief Financial Officer of Elan-Polo, Inc., a Nashville-based, privately-held, worldwide producer and distributor of footwear. Mr. Russell is also the Vice President of and a principal in RCR Building Corporation, a Nashville-based, privately-held builder and developer of commercial and industrial properties. He also serves on the boards of directors of Community Care Corp., the Footwear Distributors of America Association and US Auto Insurance Company. Mr. Russell graduated from the University of Tennessee in 1963 with a B.S. in Finance.

CLASS III DIRECTORS - (TERMS TO EXPIRE IN 2001)

         C. RAY BELL, 58, is a director of the Company and served as a trustee of Old Prison Realty from April 1997 to December 1998. Mr. Bell is the President and owner of Ray Bell Construction, Inc., which specializes in the construction of a wide range of commercial buildings, and has constructed approximately 40 correctional and detention facilities, consisting of over 15,000 beds in seven states, on behalf of various government entities and private companies, including the Company and Old CCA. Mr. Bell is a founding member of the Middle Tennessee Chapter of Associated Builders and Contractors. Mr. Bell is a graduate of the University of the South.

         JEAN-PIERRE CUNY, 45, is a director of the Company and served as a director of Old CCA from July 1994 to December 1998. Mr. Cuny serves as the Senior Vice President of The Sodexho Group, a French-based, leading supplier of catering and various other services to institutions and an affiliate of Sodexho. From February 1982 to June 1987, he served as Vice President in charge of Development for the Aluminum Semi-Fabricated Productions Division of Pechiney, a diversified integrated producer of aluminum and other materials. Mr. Cuny graduated from Ecole Polytechnique in Paris in 1977 and from Stanford University Engineering School in 1978. Pursuant to the terms of a contractual arrangement between Sodexho and Prison Realty, Sodexho designated Mr. Cuny to stand for election as a director.

         CHARLES W. THOMAS, PH.D, 57, is a director of the Company and served as a trustee of Old Prison Realty from April 1997 to December 1998. Dr. Thomas is a private consultant who has taught and written on the criminal justice and private corrections fields for more than 30 years. Until 1999, he was a Professor of Criminology and the Director of the

Private Corrections Project of the Center for Studies in Criminology and Law at the University of Florida, Gainesville, positions he held from 1980 and 1989, respectively. While serving as Director of the Center, Dr. Thomas authored the Center's annual Private Adult Correctional Facility Census. In connection with the 1999 Merger, Dr. Thomas performed certain consulting services for each of Old Prison Realty and Old CCA. Dr. Thomas continues to perform consulting services for CCA relating to its business objectives. Dr. Thomas graduated from McMurry University in 1966 with a B.S. in Secondary Education and from the University of Kentucky with a M.A. in Sociology in 1969 and a Ph.D. in Sociology in 1971.

INFORMATION REGARDING EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

         J. MICHAEL QUINLAN, 58, has served as President of the Company since December 1999. Mr. Quinlan also serves as the President and Chief Operating Officer of CCA and as a member of CCA's board of directors, positions he has held since June 1999. From January 1999 until May 1999, Mr. Quinlan served as a member of the board of directors of the Company and as Vice-Chairman of the Company's board of directors. From April 1997 until January 1999, Mr. Quinlan served as a member of the board of trustees and as Chief Executive Officer of Old Prison Realty. From July 1987 to December 1992, Mr. Quinlan served as the Director of the Federal Bureau of Prisons. In such capacity, Mr. Quinlan was responsible for the total operations and administration of a federal agency with an annual budget of more than $2 billion, more than 26,000 employees and 75 facilities. In 1988, Mr. Quinlan received the Presidential Distinguished Rank Award, which is the highest award given by the United States government to civil servants for service to the United States. In 1992, he received the National Public Service Award of the National Academy of Public Administration and the American Society of Public Administration, awarded annually to the top three public administrators in the United States. Mr. Quinlan is a 1963 graduate of Fairfield University with a B.S.S. in History, and he received a J.D. from Fordham University Law School in 1966. He also received an L.L.M. from the George Washington University School of Law in 1970.

         VIDA H. CARROLL, 39, currently serves as the Company's Chief Financial Officer, Secretary and Treasurer. Ms. Carroll has resigned from each of these positions effective June 30, 2000. Ms. Carroll served as the Chief Financial Officer, Secretary and Treasurer of Old Prison Realty from its inception until December 1998. From 1991 to 1996, Ms. Carroll, as a sole proprietor, worked as a financial consultant, specializing in accounting conversions and systems design. Prior to this time, she worked in public accounting, including working as an audit manager with KPMG Peat Marwick. Ms. Carroll holds a Bachelor of Science Degree from Tennessee Technological University and is a certified public accountant.

COMMITTEES OF THE COMPANY'S BOARD

         Pursuant to the authority granted under Company's bylaws, the Company's board of directors has designated an Audit Committee, Compensation Committee and an Independent Committee. In addition, the Company's board, together with the boards of directors of CCA, PMSI and JJFMSI, formed a Special Committee to consider the Restructuring and related transactions. Information regarding the members of each committee and the authority granted to each committee by the Company's board of directors is set forth below.

AUDIT COMMITTEE

         The Company's Audit Committee currently consists of Messrs. Cardin and Feldman, with Mr. Feldman serving as Chairman. Prior to his resignation from the Company's board, Mr. Eakin also served as a member of the Audit Committee. The Audit Committee makes recommendations concerning the engagement of independent public accountants by the Company, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Company's Audit Committee has held one meeting to date in 2000 and held four meetings in 1999.

COMPENSATION COMMITTEE

         The Company's Compensation Committee consists of Messrs. Bell, Moore and Russell, with Mr. Moore serving as Chairman. The Compensation Committee determines compensation, including awards under the Company's current equity plans, for the Company's executive officers and also administers each of the Non-Employee Directors' Share Option Plan, as amended, and the Non-Employee Directors' Compensation Plan. The Company's Compensation Committee has held no formal meetings to date in 2000 and held two meetings in 1999.

INDEPENDENT COMMITTEE

         The Company's Independent Committee currently consists of Messrs. Cardin, Feldman, and Russell, with Mr. Russell serving as Chairman. Prior to their resignations from the Company's board of directors, Messrs. Eakin, McWherter and Moore also served as members of the Independent Committee at certain times. Pursuant to the Company's bylaws, as currently in effect, the Independent Committee must approve the following actions of the Company's board:
(i) the election of the operators for the Company's properties; (ii) the entering into of any agreement with any tenant of the Company's properties, including CCA, PMSI and JJFMSI; and (iii) the consummation of any transaction between the Company and any of its tenants, including those parties mentioned above, which transactions include, but are not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of the Company's properties. The Independent Committee has held three meetings to date in 2000 and held seven formal meetings and numerous informal meetings in 1999.

SPECIAL COMMITTEE

         In August 1999, the Company's board of directors, together with the boards of CCA, PMSI and JJFMSI, formed the Special Committee to monitor the financial situation of both the Company and CCA and to coordinate with the Company's advisors regarding the consideration of various strategic alternatives. The then existing members of the Independent Committee, together with Mr. Cuny, were appointed to serve as members of the Special Committee, with Joseph V. Russell appointed to serve as the Chairman of the Special Committee. Thomas W. Beasley, Chairman of the PMSI board, Lucius E. Burch, III, Chairman of the CCA board, and Samuel W. Bartholomew, Jr., Chairman of the JJFMSI board, were also appointed to the Special Committee. The Special Committee has held three meetings to date in 2000 and held 17 formal meetings and numerous informal meetings in 1999.

MEETINGS OF THE COMPANY'S BOARD

         The Company's full board has held two meetings in 2000, with all directors attending either in person or by teleconference. The Company's full board held eight meetings in 1999 and no director, with the exception of Ned Ray McWherter, attended fewer than 75% of the aggregate of all meetings of the board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Company's board or such committee(s).

COMPENSATION OF THE COMPANY'S DIRECTORS

         Currently, the Company pays its directors who are not employees of the Company or one of its lessees or any of their affiliates or subsidiaries an annual retainer of $12,000 for their services. In addition, non-employee directors receive a fee of $1,000 for each meeting of the Company's board which they attend and an additional fee of $500 for each meeting they attend of committees on which they serve. Messrs. Cardin, Feldman, and Russell, non-employee members of the Independent Committee and the Special Committee, did not, however, receive the $500 fee for their attendance at meetings of these committees relating to the Restructuring and related transactions. Instead, Messrs. Cardin and Feldman each received a retainer fee of $50,000 for their services, and Mr. Russell received a retainer fee of $75,000 for his services. In addition, Messrs. Beasley and Bartholomew each received a retainer fee of $50,000 for their services on the Special Committee. Non-employee directors may elect, on an annual basis, to receive up to 100% of their regular compensation in shares of Common Stock. Non-employee directors are reimbursed for reasonable expenses incurred to attend the Company's board and committee meetings. Non-employee directors also participate in the Non-Employee Directors' Share Option Plan, whereby they receive options to purchase 5,000 shares of Common Stock for each year of service with the Company's board.

         Directors who are employees of either the Company or one of its lessees or their affiliates are not compensated for serving as directors. Such directors of the Company are, however, eligible to participate in the Company's employee equity benefit plans.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders"), to file reports of ownership and changes in ownership with the Commission and the NYSE. Executive officers, directors and 10% Holders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports and amendments thereto furnished to the Company and on written representations made to the Company that no other reports were required during or with respect to the fiscal year ended December 31, 1999, all Section 16(a) filing requirements relating to the Company were timely made with the exception of the following reports: (1) Doctor R. Crants inadvertently failed to file a Form 4 with the Commission on a timely basis to report an exercise of certain options to purchase the Company's Common Stock; (2) Ned Ray McWherter inadvertently failed to file on a Form 4 with the Commission on a timely basis to report one sale of the Company's Common Stock; and (3) Jackson W. Moore inadvertently failed to file a Form 4 with the Commission on a timely basis with respect to two purchases of the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning the compensation paid to Doctor R. Crants and the compensation paid to each of Mr. Quinlan, Ms. Carroll, D. Robert Crants, III and Michael W. Devlin, the four most highly compensated executive officers of Prison Realty other than Doctor
R. Crants whose annualized compensation exceeded $100,000 (collectively, the "Named Executive Officers"), for the fiscal years ended December 31, 1997, 1998 and 1999. As discussed more fully in "--Employment and Severance Agreements," each of Mr. Crants, III and Mr. Devlin resigned from their positions with the Company, effective as of December 31, 1999.

                                                      Annual Compensation                            Long-Term Compensation
                                      -----------------------------------------------------     ---------------------------------
                                                                                                              Awards
                                                                                                ---------------------------------
          Name and                                                           Other Annual                              Securities
         ---------                                                         ----------------     Restricted Stock       Underlying
      Principal Position              Year    Salary ($)       Bonus ($)    Compensation ($)        Award ($)          Options (#)
      ------------------              ----    ----------      ---------    ----------------        ---------           -----------
Doctor R. Crants.................     1999    $ 175,000(1)   $ 34,488(2)           --              $103,465(3)         113,750(4)
   Chief Executive Officer            1998      385,933(5)         --              --                    --             17,500(6)
                                      1997      359,423(8)         --              --                    --            113,125(9)
J. Michael Quinlan...............     1999       79,583(11)        --              --                    --             10,000(12)
   President                          1998      155,625            --              --                    --                 --
                                      1997      150,000(14)        --              --                    --            375,000(15)
Vida H. Carroll..................     1999      141,667        81,387(16)          --                19,160(17)         26,250(18)
    Chief Financial Officer           1998       88,813            --              --                    --                 --
    Secretary and Treasurer           1997       75,000(14)        --              --                    --                 --
                                                                                                                        65,000(20)
D. Robert Crants, III............     1999      155,000       113,320(21)          --               114,961(22)         52,500(23)
   President                          1998      103,750            --              --                    --                 --
                                      1997      100,000(14)       (25)             --                    --
                                                                                                                       225,000(26)
Michael W. Devlin................     1999      155,000       113,320(21)          --               114,961(22)         52,500(23)
   Chief Operating Officer            1998      103,750            --              --                    --                 --
                                      1997      100,000(14)       (25)             --                    --                 --
                                                                                                                       225,000(26)
                                                 Long-Term Compensation
                                          ------------------------------------
                                                        Payouts
                                          ------------------------------------
           Name and
           ---------                         LTIP                All Other
      Principal Position                  Payouts ($)         Compensation ($)
      ------------------                  -----------         ----------------
Doctor R. Crants.................              --                      --
   Chief Executive Officer                     --                 $  7,450(7)
                                               --                    7,450(10)
J. Michael Quinlan...............              --                       --
   President                                   --                    5,000(13)
                                               --                       --
Vida H. Carroll..................              --                   42,500(19)
    Chief Financial Officer                    --                    3,000(13)
    Secretary and Treasurer                    --

D. Robert Crants, III............              --                  238,750(24)
   President                                   --                    5,000(13)
                                               --                       --

Michael W. Devlin................              --                  238,750(24)
   Chief Operating Officer                     --                    5,000(13)
                                               --

-------------------

(1) Represents Mr. Crants' base salary as Chief Executive Officer and Chairman of the board of directors of the Company during 1999. Mr. Crants has resigned from his position as Chairman of the board of directors of the Company but continues to serve as Chief Executive Officer of the Company.

(2) Mr. Crants was awarded 1,687 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan, which was assumed by the Company in the 1999 Merger. Pursuant to the terms of a Restricted Stock Agreement between the Company and Mr. Crants, these shares of the Company's Common Stock were vested immediately upon the award of such shares to Mr. Crants. The value of these shares on the date of award was $34,488, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to Mr. Crants to $8,536.

(3) Mr. Crants was awarded 5,063 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan. Pursuant to the terms of a Restricted Stock Agreement between the Company and Mr. Crants, such restricted shares vest ratably on each of the first three anniversaries of the date of such award. The value of these shares on the date of award was $103,465, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to Mr. Crants to $25,619.

(4) Pursuant to the Company's 1997 Employee Share Incentive Plan, these options to purchase shares of the Company's Common Stock vest in 25% increments over a three-year period, with the first such increment having vested on March 4, 1999, and are exercisable at a price of $19.94 per share, the closing market price on the NYSE of the Company's Common Stock on March 4, 1999, the date of grant of these options.

(5) Represents the compensation paid by Old CCA, the Company's predecessor, to such individual for the fiscal year ended December 31, 1999.

(6) These options were granted by Old CCA under Old CCA's 1995 Stock Incentive Plan. In connection with the 1999 Merger, the Company assumed all of the options outstanding under the 1995 Stock Incentive Plan, with all of such options being converted into options exercisable for shares of the Company's Common Stock, based on the exchange ratio in the 1999 Merger.

(7) Amount represents the contribution by Old CCA, the Company's predecessor, to Old CCA's Amended and Restated Employee Stock Option Plan (the "Old CCA ESOP") during the fiscal year ended December 31, 1998.

(8) Represents the compensation paid by Old CCA, the Company's predecessor, to such individual for the fiscal year ended December 31, 1997.

(9) 13,125 of the options were granted by Old CCA under Old CCA's 1995 Stock Incentive Plan. The balance of the options, which vest in 25% increments over a three-year period, with the first such increment having vested on July 15, 1997, were granted by Old Prison Realty under Old Prison Realty's 1997 Employee Share Incentive Plan. In connection with the 1999 Merger, the Company assumed all of the options outstanding under Old CCA's 1995 Stock Incentive Plan and Old Prison Realty's 1997 Employee Share Incentive Plan, with all of such options being converted into options exercisable for shares of the Company's Common Stock, based on the exchange ratio in the 1999 Merger.

(10) Amount represents the contribution by Old CCA, the Company's predecessor, to the Old CCA ESOP during the fiscal year ended December 31, 1997.

(11) From January 1, 1999 until May 11, 1999, Mr. Quinlan served as Vice-Chairman of the Company's board of directors. From May 11, 1999 until June 28, 1999, Mr. Quinlan served as the Company's Vice-President, Special Projects. On June 28, 1999, Mr. Quinlan resigned from all positions with the Company to become President and Chief Operating Officer of CCA. Mr. Quinlan became President of the Company, effective upon the resignation of D. Robert Crants, III.

(12) Pursuant to the Company's 1997 Employee Share Incentive Plan, these options to purchase shares of the Company's Common Stock initially were to vest in 25% increments over a three-year period, with the first such increment having vested on March 4, 1999. Upon Mr. Quinlan's resignation from all positions with the Company on June 28, 1999, all outstanding unvested options held by Mr. Quinlan became fully vested upon action by the Company's board of directors. These options are exercisable at a price of $19.94 per share, the closing market price on the NYSE of the Company's Common Stock on March 4, 1999, the date of grant of these options.

(13) Amount represents the contribution by Old Prison Realty, the Company's predecessor, to Old Prison Realty's Amended and Restated Employee Share Ownership Plan for the fiscal year ended December 31, 1998.

(14) Amounts are annualized salaries for the fiscal year ended December 31, 1997.

(15) All but 25,000 of these options to purchase the Company's Common Stock initially vested in 25% increments over a three-year period with the first such increment having vested on July 15, 1997. The balance of these options initially vested in 25% increments over a three-year period, with the first such increment having vested on December 2, 1997. All of these options were granted under Old Prison Realty's 1997 Employee Share Incentive Plan. In connection with the 1999 Merger, the Company assumed all of the options outstanding under Old Prison Realty's 1997 Employee Share Incentive Plan, with all of such options being converted into options exercisable for shares of the Company's Common Stock, based on the exchange ratio in the 1999 Merger. Upon Mr. Quinlan's resignation from all positions with the Company on June 28, 1999, all outstanding unvested options held by Mr. Quinlan became fully vested upon action by the Company's board of directors.

(16) Ms. Carroll was awarded 312 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan. Pursuant to the terms of a Restricted Stock Agreement between the Company and Ms. Carroll, these shares were vested immediately upon the award of such shares. The value of these shares on the date of award was $6,387, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to $1,579. Ms. Carroll also received a cash bonus of $75,000 in March 1999.

(17) Ms. Carroll was awarded 938 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan. Pursuant to the terms of a Restricted Stock Agreement between the Company and Ms. Carroll, such restricted shares vest ratably on each of the first three anniversaries of the date of such award. The value of these shares on the date of award was $19,160, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to $4,746.

(18) Pursuant to the Company's 1997 Employee Share Incentive Plan, these options to purchase shares of the Company's Common Stock vest in 25% increments over a three-year period, with the first such increment having vested on March 4, 1999, and are exerciseable at a price of $19.94 per share, the closing market price on the NYSE of the Company's Common Stock on March 4, 1999, the date of grant of these options.

(19) Represents three-months' severance of $37,500 paid in advance to Ms. Carroll and a contribution of $5,000 by the Company to the Prison Realty Trust, Inc. 401(k) Savings and Retirement Plan on Ms. Carroll's behalf during the fiscal year ended December 31, 1999.

(20) All but 15,000 of these options to purchase the Company's Common Stock vest in 25% increments over a three- year period with the first such increment having vested on July 15, 1997. The balance of the options vest in 25% increments over a three-year period with the first such increment having vested on December 2, 1997. All of these options were granted under Old Prison Realty's 1997 Employee Share Incentive Plan. In connection with the 1999 Merger, the Company assumed all of the options outstanding under Old Prison Realty's 1997 Employee Share Incentive Plan, with all of such options being converted into options exerciseable for shares of the Company's Common Stock, based on the exchange ratio in the 1999 Merger.

(21) This individual was awarded 1,875 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan. Pursuant to the terms of a Restricted Stock

         Agreement between the Company and such individual, these shares were vested immediately upon the award of such shares. The value of those shares on the date of award was $38,320, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to $9,488. This individual also received a cash bonus of $75,000 in March 1999.

(22) This individual was awarded 5,625 restricted shares of the Company's Common Stock on March 4, 1999 pursuant to the Company's 1997 Employee Share Incentive Plan. Pursuant to the terms of a Restricted Stock Agreement between the Company and the individual, such restricted shares were to vest ratably on each of the first three anniversaries of the date of such award. The value of these shares on the date of award was $114,961, based on the average of the high and low sales prices of the Company's Common Stock on the NYSE on March 3, 1999, $20.44. As of December 31, 1999, the closing market price of the Company's Common Stock on the NYSE was $5.06 per share, reducing the aggregate value of the shares awarded to such individual to $28,463. In connection with the individual's resignation from all positions with the Company on December 31, 1999, these shares were forfeited by such individual.

(23) Pursuant to the Company's 1997 Employee Share Incentive Plan, these options to purchase shares of the Company's Common Stock vested in 25% increments over a three-year period, with the first such increment having vested on March 4, 1999, and were exercisable at a price of $19.94 per share, the closing marked price on the NYSE of the Company's Common Stock on March 4, 1999, the date of grant of these options. In connection with the individual's resignation from all positions with the Company on December 31, 1999, these options were forfeited by such individual.

(24) In connection with the individual's resignation from all positions with the Company on December 31, 1999, the Company made a cash payment of $233,750 to the individual, which represented the outstanding amount of the Company's obligations under such individual's employment agreement with the Company. See "-- Employment and Severance Agreements." The Company also contributed $5,000 to the Prison Realty Trust, Inc. 401(k) Savings and Retirement Plan on the individual's behalf during the fiscal year ended December 31, 1999.

(25) This individual was awarded 150,000 common shares of Old Prison Realty issued as a development fee and as reimbursement for actual costs incurred with the promotion and formation of Old Prison Realty, the consummation of Old Prison Realty's initial public offering of common shares and Old Prison Realty's purchase of nine correctional and detention facilities from Old CCA.

(26) All but 25,000 of the options initially vested in 25% increments over a three-year period with the first increment having vested on July 15, 1997. The balance of the options initially vested in 25% increments over a three-year period with the first increment having vested on December 2, 1997. All of these options were granted under Old Prison Realty's 1997 Employee Share Incentive Plan. In connection with the 1999 Merger, the Company assumed all of the options outstanding under Old Prison Realty's 1997 Employee Share Incentive Plan, with all of such options being converted into options exercisable for shares of the Company's Common Stock, based on the exchange ratio in the 1999 Merger. All of these options were forfeited upon the individual's resignation from all positions with the Company on December 31, 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth the options granted with respect to the fiscal year ended December 31, 1999 to the Chief Executive Officer and each of the Company's Named Executive Officers.

                                                                                                       Potential Realizable Value
                                                                                                        at Assumed Rates of Stock
                                                                                                            Price Appreciation
                                                        Individual Grants                                   for Option Term(1)
                                 ----------------------------------------------------------------      ---------------------------
                                  Number of
                                 Securities      Percentage of Total
                                 Underlying       Options Granted to
                                   Options       Employees in Fiscal      Exercise     Expiration
Name                             Granted(#)            Year(2)             Price(3)        Date           5%($)         10%($)
----                             ----------            ----                 -----          ----           -----         ------
Doctor R. Crants.............    113,750(4)            35.8%               $ 19.94       03/04/09      $1,428,950     $3,606,398
J. Michael Quinlan...........     10,000(5)             3.1%               $ 19.94       03/04/09         125,622        317,046
Vida H. Carroll..............     26,250(4)             8.3%               $ 19.94       03/04/09         329,758        832,245
D. Robert Crants, III........     52,500(6)            16.5%               $ 19.94       03/04/09               0(7)           0(7)
Michael W. Devlin............     52,500(6)            16.5%               $ 19.94       03/04/09               0(7)           0(7)

-------------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast future appreciation, if any, of the price of the Company's Common Stock.
(2) The percentage of total stock options granted to the Chief Executive Officer and each Named Executive Officer is based on the total number of options to purchase the Company's Common Stock granted during 1999, which amounted to options to purchase 317,500 shares.
(3) All options to purchase the Company's Common Stock granted to Named Executive Officers in 1999 have exercise prices equal to the fair market value (closing price per share of the Company's Common Stock on the NYSE) on the date of grant, March 4, 1999.
(4) 25% of the options vested on March 4, 1999, the date of grant, and the remainder of the options will vest in equal 25% installments on each of the first three anniversaries of the date of grant.
(5) In connection with Mr. Quinlan's resignation from all positions with the Company on June 28, 1999, all of these options became fully vested upon action by the Company's board of directors.
(6) These options, which were terminated in connection with the resignation of each of D. Robert Crants, III and Michael W. Devlin from all positions with the Company on December 31, 1999, initially were subject to the following vesting schedule: 25% of the options vested on March 4, 1999, the date of grant, and the remainder of the options were to vest in equal 25% installments on each of the first three anniversaries of the date of grant.
(7) All options held by each of D. Robert Crants, III and Michael W. Devlin terminated upon the resignation of Messrs. Crants, III and Devlin from all positions with the Company on December 31, 1999. For a more complete description of their severance agreements, see "--Employment and Severance Agreements"

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information with respect to the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers on December 31, 1999.

                                                                NUMBER OF SECURITIES
    NAME                                         VALUE         UNDERLYING UNEXERCISED
    ----                    SHARES ACQUIRED      -----             OPTIONS HELD AT             VALUE OF UNEXERCISED IN-THE-MONEY
                             ON EXERCISE (#)   REALIZED(1)        DECEMBER 31, 1999             OPTIONS AT DECEMBER 31, 1999(2)
                             ---------------   -----------        -----------------             -------------------------------
                                                             EXERCISABLE   UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
                                                             -----------   -------------         -----------       -------------
Doctor R. Crants                 52,500         $435,908        296,563        135,313                0                 0
J. Michael Quinlan(3)                --               --        393,750              0                0                 0
Vida H. Carroll                      --               --         55,312         35,938                0                 0
D. Robert Crants, III(4)             --               --              0              0                0                 0
Michael W. Devlin(5)                 --               --              0              0                0                 0

-------------------
(1) Represents the market value of the underlying shares of the Company's Common Stock on the date of exercise, less the applicable exercise price.
(2) As of December 31, 1999 (the last trading date in 1999) the market price of the Company's Common Stock (the closing price per share of Common Stock on the NYSE) was $5.06 per share. As a result, none of the unexercised options to purchase the Company's Common Stock were in-the-money at December 31, 1999.
(3) In connection with Mr. Quinlan's resignation from all positions with the Company on June 28, 1999, the Compensation Committee of the board of directors of the Company accelerated the date of exercise of all of Mr. Quinlan's outstanding options to purchase shares of the Company's Common Stock. Mr. Quinlan was later appointed President of the Company, effective upon the resignation of D. Robert Crants, III.
(4) As a result of the resignation of D. Robert Crants, III, all of his outstanding options to purchase the Company's Common Stock were terminated. For a more complete description of the severance agreement entered into in connection with this resignation, see "--Employment and Severance Agreements."
(5) As a result of the resignation of Michael W. Devlin, all of his outstanding options to purchase the Company's Common Stock were terminated. For a more complete description of the severance agreement entered into in connection with this resignation, see "--Employment and Severance Agreements."

EMPLOYMENT AND SEVERANCE AGREEMENTS

         On January 1, 1999, the Company entered into an employment agreement with Doctor R. Crants which provided for a term of three years with an additional three year renewal option. The agreement provided for annual compensation and incentive compensation as determined by the Company's Compensation Committee and also provided for certain non-cash benefits such as life and health insurance. Doctor R. Crants has since resigned from his position as Chairman of the Company board and, following the successful completion of the Restructuring, Mr. Crants will resign as the Chief Executive Officer of the Company. In connection with such resignation, Doctor R. Crants will receive a severance payment and/or benefits in an amount as yet to be determined by the Company's board. Mr. Crants will continue to serve as the Vice-Chairman of the Company. The provisions of Doctor R. Crants' employment agreement prohibit him from competing with the Company for a period of one year after termination of his employment.

         Vida H. Carroll has resigned from her positions as Chief Financial Officer, Secretary and Treasurer of the Company, effective as of June 30, 2000. In connection with Ms. Carroll's resignation, Ms. Carroll received an advance severance payment of $37,500. Upon Ms. Carroll's resignation, Ms. Carroll will forfeit all of her outstanding options to purchase the Company's Common Stock and all unvested restricted shares of the Company's Common Stock previously awarded to Ms. Carroll.

         In connection with the resignation of D. Robert Crants, III from his position as President of the Company and as a member of the Company's board, and the resignation of Michael W. Devlin from his position as Chief Operating Officer of the

Company and as a member of the Company's board, the employment agreements previously entered into between the Company and each executive have been terminated. The Company and CCA have entered into a severance agreement with each executive pursuant to which payments shall be made to each executive totaling approximately $633,750. Among the payments to be made to each executive pursuant to the terms of the severance agreements are (i) a payment of $233,750, which represents amounts that were payable to each executive pursuant to the terms of his employment agreement, and (ii) payments made to each executive in exchange for shares of CCA common stock owned by such executive. See "Certain Relationship and Related Transactions." All payments will be applied to reduce the outstanding principal amount of a loan granted to each executive in the principal amount of $1.0 million under the Prison Realty Trust, Inc. Executive Equity Loan Plan. See "-- Report of the Compensation Committee." Additionally, any stock options or similar rights which have not been exercised by each executive, and any other awards of stock or equity interests in which each executive has not become vested, have been terminated or forfeited to the Company.

CHANGE OF CONTROL PROVISIONS

DEFERRED STOCK AGREEMENTS

         Certain executive officers of the Company and CCA, including Doctor R. Crants, the Chief Executive Officer of the Company and CCA, were granted an aggregate of 294,897 deferred shares of the Company's Common Stock under the Corrections Corporation of America 1989 Stock Bonus Plan in order to offer long-term incentives to the Company's officers. Under the terms of the 1989 Stock Bonus Plan and the deferred stock agreements, the deferred shares awarded do not vest until the earliest of the following events: (i) 10 years after the date the deferred shares were awarded; (ii) the death or disability of the recipient; or (iii) a change of control of Prison Realty (as defined in the deferred stock agreements). It is likely that the Restructuring and related transactions and the resulting changes in the structure of the Company will constitute a change in control of the Company which will result in the deferred shares of each holder, including Doctor R. Crants, becoming immediately vested.

REPORT OF THE COMPENSATION COMMITTEE

         The Company's Compensation Committee is comprised of Jackson W. Moore,
C. Ray Bell and Joseph V. Russell, with Mr. Moore serving as its Chairman. Each of the members of the Compensation Committee, with the exception of Mr. Bell, are Independent Directors. The following report relates to the policies adopted and actions taken by the Company's Compensation Committee in 1999.

OBJECTIVES OF EXECUTIVE COMPENSATION

         The Company's executive compensation program is intended to attract, motivate and retain key executives who are capable of leading the Company effectively and continuing its long-term growth. The compensation program for its executives is comprised of base salary, annual incentives and long-term incentive awards. Base salary is targeted to be within a reasonable range of compensation for comparable companies and for comparable levels of expertise by executives. Annual incentives are based upon the achievement of one or more performance goals. The Company uses stock options and other equity based compensation in its long-term incentive programs.

COMPENSATION COMMITTEE PROCEDURES

         The Compensation Committee establishes the Company's general compensation policies and is responsible for the implementation and monitoring of its compensation and incentive plans and policies. Final compensation determinations for each fiscal year are generally made after preliminary financial statements for the fiscal year become available and upon a review of the salaries of the executive officers of comparable REITs as disclosed in available SNL Executive Compensation Reviews and publicly filed documents. At that time, annual incentives, if any, are determined for the past year's performance, base salaries for the following fiscal year are set and long-term incentives, if any, are granted.

         In determining the executive officers' base salaries and the performance-based incentives granted to the executive officers for the end of the fiscal year ended December 31, 1999, the Compensation Committee took into consideration the above-referenced factors and examined comparable executive compensation paid by a peer group of REITs of similar size, makeup and performance as reported in the SNL Executive Compensation Review 1999 -- REITS. While the companies included in the SNL Review may not be identical to the companies used to calculate the NAREIT Index to which the Company's share performance is compared in the performance graph on page [65] herein, the Compensation Committee believes that the compensation information in the SNL Review was comparable because it contained data pertaining to REITs of similar size, makeup and performance to that of the Company. Members of the Compensation Committee consult periodically by telephone prior to their meetings at which compensation decisions are made. The Compensation Committee exercises its independent discretion in determining the compensation of the Company's executive officers.

         Each element of the Company's executive compensation, as well as the compensation of the Chief Executive Officer, is discussed below.

BASE SALARY

         Base salaries are a fixed component of total compensation and do not relate to the performance of the Company. Base salaries are determined by the Compensation Committee after reviewing salaries paid by companies of similar size and performance. For the year ended December 31, 1999, the Company's executive officers, other than its Chief Executive Officer, who is discussed separately below, received the following base salaries, which were fixed by the Compensation Committee on March 4, 1999: D. Robert Crants, III (President) - $165,000; Michael W. Devlin (Chief Operating Officer) - $165,000; Vida H. Carroll (Chief Financial Officer) - $150,000; and J. Michael Quinlan (Vice-Chairman of the board of directors) - $160,000.

ANNUAL INCENTIVES

         Annual incentives are provided in the form of cash bonuses. Annual incentives are designed to reward executives and management for the annual growth and achievement of the Company and are therefore tied to its performance. The Compensation Committee awards cash bonuses to those executives who meet established goals. The amount of the award is based upon each executive's base salary and the level to which such executive's performance met and exceeded the established goal. D. Robert Crants, III, Michael W. Devlin and Vida H. Carroll were each paid annual cash incentives of $75,000 in 1999 for services provided to the Company in connection with the 1999 Merger.

LONG-TERM INCENTIVES

         Long-term incentives are provided through the grant of stock options and restricted stock awards under the Company's 1997 Share Incentive Plan. These grants are designed to align executives' interests with the long-term goals of the Company and the interests of the Company's shareholders and encourage high levels of stock ownership among executives. The Compensation Committee granted 141,250 options to executive officers other than Doctor R. Crants in 1999. In addition, the Compensation Committee awarded 16,250 restricted shares of the Company's Common Stock to executive officers other than Doctor R. Crants in 1999.

EXECUTIVE EQUITY LOAN PLAN

         On May 10, 1999, the Compensation Committee approved, and the Company adopted, the Prison Realty Trust, Inc. Executive Equity Loan Plan (the "Loan Plan"), pursuant to which the Company may grant loans to its officers and other key employees for the purpose of purchasing shares of the Company's Common Stock. The Company adopted the Loan Plan so as to align the interests of the Company's management and shareholders. Under the Loan Plan, the Company granted an aggregate of $2.0 million in loans in 1999 to certain of its executive officers other than Doctor R. Crants in 1999, which were to be used for the purposes of purchasing shares of the Company's Common Stock.

COMPENSATION OF CHIEF EXECUTIVE OFFICER IN 1999

         In March 1999, the Compensation Committee set the 1999 base salary for the Company's Chief Executive Officer, Doctor R. Crants, in accordance with the policies and considerations stated above. For the year ended December 31, 1999, Mr. Crants received a base salary of $175,000. During the fiscal year ended December 31, 1999, the Compensation Committee awarded options to purchase 113,750 shares of the Company's Common Stock to Mr. Crants. The Company also awarded a total of 6,750 restricted shares of the Company's Common Stock to Mr. Crants pursuant to the 1997 Employee Share Incentive Plan, which vest in 25% increments over a three-year period, with the first such increment vesting immediately upon the date of the award. In addition, under the terms of the Company's Loan Plan, Mr. Crants obtained a loan in the principal amount of $1.0 million for the purpose of purchasing shares of the Company's Common Stock.

TAX DEDUCTIBILITY OF COMPENSATION

         Section 162(m) of the Code limits the deductibility on the Company's tax return of compensation over $1.0 million to either the Chief Executive Officer or any of the Named Executive Officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company's shareholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing the Company executives with appropriate rewards for their performance.

Submitted by the Compensation Committee of the Company's board of directors:

Jackson W. Moore, Chairman
C. Ray Bell
Joseph V. Russell

PERFORMANCE GRAPH

         The Common Stock is traded on the NYSE under the symbol "PZN." On March 15, 2000, the last reported sales price of the Common Stock was $4.06 per share. The Common Stock, however, did not begin trading on the NYSE until January 4, 1999, after the completion of the 1999 Merger. As such, the information provided below relating to shareholder returns for the periods indicated relates to the Company since the Common Stock began trading on January 4, 1999, as well as each of Old Prison Realty and Old CCA prior to January 1, 1999. In the 1999 Merger, each Old Prison Realty common share was converted into one share of Common Stock and each share of Old CCA common stock was converted into the right to receive 0.875 share of Common Stock.

THE COMPANY

         The following graph provides a comparison of the cumulative total shareholder return on Prison Realty's Common Stock compared to the cumulative total return of the Standard & Poor's 500 Index (the "S&P 500 Index") and the National Association of Real Estate Investment Trusts ("NAREIT") Total Return Equity Index (the "NAREIT Index") for the year ended December 31, 1999. The graph assumes an investment of $100 on January 4, 1999, a reinvestment of distributions and/or dividends and actual increase of the market value of Prison Realty's Common Stock relative to the initial investment of $100. The comparisons in this table are required by the Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                    [GRAPH]

                                         1/4/99*               12/31/99
                                         -------               --------
Prison Realty Trust, Inc.                $100(1)               $ 25.22

NAREIT Index                             $100                  $ 92.18

S&P 500 Index                            $100                  $121.15

-------------------
(1) Shares of Company's Common Stock did not begin trading on the NYSE until January 1, 1999. Accordingly, the table and graph reflect the Company's performance from that date only.

OLD PRISON REALTY

         The following graph provides a comparison of the cumulative total shareholder return on Old Prison Realty's common shares compared to the cumulative total return of the S&P 500 Index and the NAREIT Index for the six months ended December 31, 1997 and the year ended December 31, 1998. The graph assumes an investment of $100 on June 30, 1997, a reinvestment of distributions and/or dividends and actual increase of the market value of Old Prison Realty's common shares relative to the initial investment of $100.

                                    [GRAPH]

                                6/30/97*           12/31/97          12/31/98
                                --------           --------          --------
CCA Prison Realty Trust         $100(1)            $216.82           $106.70

NAREIT Index                    $100               $112.17           $ 91.06

S&P 500 Index                   $100               $110.58           $142.18

------------------
* Old Prison Realty's common shares did not begin trading on the NYSE until July 18, 1997. Accordingly, the table and graph reflect Old Prison Realty's performance from that date only.

(1) Reflects a purchase price of $21.00 per share, the initial public offering price of Old Prison Realty's common shares on the NYSE on July 18, 1997. The Company believes that the use of the initial offering price better reflects shareholder return rather than the use of the opening purchase price of Old Prison Realty's common shares on such date. If a purchase price of $28.00 were used as the initial investment price (as was done in determining Old Prison Realty's cumulative shareholder return in the performance graph appearing in Old Prison Realty's proxy statement prepared in connection with its 1998 Annual Meeting of Shareholders), the cumulative total shareholder return would be $157.69 and $77.60 for the periods ending December 31, 1997 and December 31, 1998, respectively.

OLD CCA

                  The following graph provides a comparison, for the period of five years commencing December 31,1993 and ending December 31, 1998, of the yearly percentage change in the cumulative total shareholder return on Old CCA's common stock with the cumulative total return of the S&P 500 Index and an index consisting of companies that were either direct competitors of Old CCA or other regional service organizations with similar market capitalization to Old CCA prior to the 1999 Merger (the "Peer Group Index"). Old CCA believed that the companies included within the Peer Group Index generally possessed assets, liabilities and operations more similar to those of Old CCA than the companies comprising other publicly-available indices. The graph assumes an investment of $100 on December 31, 1993, a reinvestment of dividends and actual increase of the market value of Old CCA's common stock relative to the initial investment of $100.

                                    [GRAPH]

                        12/31/93       12/31/94        12/31/95        12/31/96      12/31/97        12/31/98
                        --------       --------        --------        --------      --------        --------
Corrections Corp.       $100(1)        $179.17         $825.00         $ 1355.56     $1647.22        $783.33

Peer Group*             $100           $108.76         $179.65         $  201.31     $ 233.38        $179.57

S&P 500 Composite       $100           $101.36         $139.48         $  171.48     $ 228.69        $294.05

-------------------

* The Peer Group includes AMRESCO, Chattem, Inc., Command Security Corporation, Correctional Services Corp.**, Hospital Staffing Services, Inc., Insituform Technology, Inc., Medalliance, Inc., Nichols Research Corporation, Phycor, Inc., Pinkerton, Inc., REN-Corporation-USA, Republic Automotive Parts, Inc., Saks, Inc.*** and Wackenhut Corrections. (Medalliance stopped trading stock on November 19, 1995 and Ren Corp stopped trading stock on November 1, 1995; therefore, they have been deleted from the Peer Group after December 31, 1994. Hospital Staffing Services, Inc. stopped trading stock on March 27, 1998 and Republic Automotive Parts, Inc., stopped trading stock on June 26, 1998; therefore, they have been deleted from the Peer Group after December 31, 1997.)

**       Correctional Services Corp was formerly known as Esmor Corporation.

***      Proffitts, Inc. merged with Saks, Inc. on September 17, 1998.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF THE COMPANY'S COMMON STOCK

         The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock as of March 15, 2000, by: (i) each shareholder of the Company that the Company believes currently holds more than a 5% beneficial interest in the Company's Common Stock; (ii) each existing director of the Company; (iii) each of the Company's Named Executive Officers (including D. Robert Crants, III and Michael W. Devlin); and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares of the Company's Common Stock listed below, based on information furnished by such owners and/or from information contained reports filed by the beneficial owner with the Commission pursuant to Section 13 of the Exchange Act, have sole voting and investment power with respect to such shares.

                                                    NUMBER OF SHARES OF COMMON         PERCENTAGE OF SHARES OF COMMON
                                                    STOCK BENEFICIALLY OWNED (1)         STOCK BENEFICIALLY OWNED (2)
                                                    ----------------------------         ----------------------------
NAME OF BENEFICIAL OWNER

Dreman Value Management, L.L.C..................             13,324,690(3)                         11.3
10 Exchange Place, Suite 2150
Jersey City, New Jersey 07302-3913
Sodexho Alliance, S.A...........................             10,459,131(4)                          8.8
Port de la Bourdonnais 75007
Paris, France
Scudder Kemper Investments, Inc.................              8,923,325(5)                          7.5
345 Park Avenue
New York, New York 10154
Gotham Partners, L.P............................              6,802,000(6)                          5.7
Gotham Partners III, L.P.
Gotham International Advisors, L.L.C.
110 East 42nd Street, 18th Floor
New York, New York 10017
Thomas W. Beasley...............................              2,490,626(7)                          2.1
Doctor R. Crants................................              1,473,858(8)                          1.2
J. Michael Quinlan..............................                427,745(9)                           *
C. Ray Bell.....................................                160,161(10)                          *
Richard W. Cardin...............................                 20,750(11)                          *
Jean-Pierre Cuny................................                 26,250(12)                          *
Ted Feldman.....................................                 27,054(11)                          *
Jackson W. Moore................................                 42,259(11)                          *
Joseph V. Russell...............................                146,657(13)                          *
Charles W. Thomas...............................                 71,896(11)                          *
Vida H. Carroll.................................                 64,006(14)                          *
D. Robert Crants, III...........................                641,892(15)                          *
Michael W. Devlin...............................                641,892(15)                          *

All Named Executive Officers and directors as a
group (13 persons)..............................              5,644,910(16)                         4.7

--------------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of the Company's Common Stock.

(1) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of the Company's Common Stock underlying options to purchase shares of the Company's Common Stock, which are exercisable, or become exercisable within 60 days after March 15, 2000, are deemed to be outstanding for the purpose of computing the outstanding shares of the Company's Common Stock owned by the articular person and by the group, but are not deemed outstanding for any other purpose.

(2) Based on 118,395,379 shares of the Company's Common Stock issued and outstanding on March 15, 2000.

(3) This beneficial ownership information was received by the Company from a
Schedule 13D filed with the Commission on January 6, 2000. Dreman Value Management, L.L.C. beneficially owns, and has the sole power to dispose or direct the disposition of, 13,324,690 shares of the Company's Common Stock. Of this amount, Dreman Value Management, L.L.C. has the sole power to vote or direct the vote of 12,581,140 shares of the Company's Common Stock.

(4) Includes 10,383,505 shares of the Company's Common Stock held by Sodexho and 75,626 shares of the Company's Common Stock issuable upon the exercise of certain options issued to Jean-Pierre Cuny and transferred by Mr. Cuny to Sodexho. Does not include 26,250 shares of the Company's Common Stock issuable upon the exercise of certain options issued to Jean-Pierre Cuny, which were not transferred by Mr. Cuny to Sodexho.

(5) This beneficial ownership information was received by the Company from a
Schedule 13G filed with the Commission on January 28, 2000. Scudder Kemper Investments, Inc. beneficially owns, and has the sole power to dispose or to direct the disposition of, 8,923,325 shares of the Company's Common Stock. Of this amount, Scudder Kemper Investments, Inc. has the sole power to vote or direct the vote of 8,922,100 shares of the Company's Common Stock.

(6) This beneficial ownership information was received by the Company from a
Schedule 13D filed with the Commission on February 9, 2000. Gotham Partners, L.P. has sole voting and investment power with respect to 4,507,452 shares of the Company's Common Stock. Gotham Partners III, L.P. has sole voting and investment power with respect to 222,962 shares of the Company's Common Stock. Gotham International Advisors, L.L.C. has sole voting and investment power with respect to 2,071,586 shares of the Company's Common Stock. Section H Partners, L.P. is the sole general partner of Gotham Partners, L.P. and Gotham Partners III, L.P. Karenina Corp., which is wholly owned by William A. Ackman, and DPB Corp., which is wholly owned by David P. Berkowitz, are the sole general partners of Section H Partners, L.P. Messrs. Ackman and Berkowitz are the senior managing members of Gotham International Advisors, L.L.C., which, pursuant to an investment management agreement, has the power to vote and dispose of 2,071,586 shares of the Company's Common Stock owned by Gotham Partners International, Ltd.

(7) Includes 5,000 shares of the Company's Common Stock issuable upon the exercise of vested options, 26,211 shares of the Company's Common Stock held in a 401(k) plan, 19,750 shares of the Company's Common Stock owned by Thomas W. Beasley's spouse, and an aggregate of 14,567 shares of the Company's Common Stock owned by Mr. Beasley's three children.

(8) Includes 325,000 shares of the Company's Common Stock issuable upon the exercise of vested options and 43,163 shares of the Company's Common Stock held in a 401(k) plan.

(9) Includes 393,750 shares of the Company's Common Stock issuable upon the exercise of vested options, 900 shares of the Company's Common Stock owned by Mr. Quinlan's daughters, 21,000 shares of the Company's Common Stock owned by Mr. Quinlan's spouse and 2,645 shares of the Company's Common Stock held in an Individual Retirement Account.

(10) Includes 15,000 shares of the Company's Common Stock issuable upon the exercise of vested options and 1,000 shares of the Company's Common Stock owned jointly by Mr. Bell and his spouse.

(11) Includes 15,000 shares of the Company's Common Stock issuable upon the exercise of vested options.

(12) Mr. Cuny serves as the Senior Vice-President of The Sodexho Group, an affiliate of Sodexho. Mr. Cuny beneficially owns 26,250 shares of the Company's Common Stock issuable upon the exercise of vested options. This number does not include 10,459,131 shares of the Company's Common Stock beneficially owned by Sodexho (including 75,626 shares of the Company's Common Stock issuable upon the exercise of options issued to Mr. Curry and transferred by Mr. Curry to Sodexho), of which Mr. Cuny disclaims beneficial ownership.

(13) Includes 15,000 shares of the Company's Common Stock issuable upon the exercise of vested options and 437 shares of the Company's Common Stock owned jointly by Mr. Russell and his daughter.

(14) Includes 61,875 shares of the Company's Common Stock issuable upon the exercise of vested options.

(15) Includes 592,267 shares of the Company's Common Stock held by a private investment partnership. Each of Michael W. Devlin and D. Robert Crants, III serve as a manager of the general partner of the private investment partnership. Therefore, each are deemed to beneficially own the 592,267 shares of the Company's Common Stock held by the private investment partnership.

(16) Includes an aggregate of 904,006 shares of the Company's Common Stock issuable upon the exercise of vested options.

OWNERSHIP OF THE COMPANY'S SERIES A PREFERRED STOCK

             The following table sets forth, as of March 15, 2000, certain information with respect to the beneficial ownership of shares of the Company's Series A Preferred Stock by each existing director of the Company and all directors as a group. No Named Executive Officers of the Company, nor the Company's Chief Executive Officer, owned any shares of the Series A Preferred Stock as of March 15, 2000. In addition, the Company is aware of no beneficial holder of more than 5% of the Series A Preferred Stock.

                                                                                                         PERCENTAGE OF
                                                 NUMBER OF SHARES OF SERIES A PREFERRED        SHARES OF SERIES A PREFERRED STOCK
                                                           STOCK BENEFICIALLY OWNED (1)                BENEFICIALLY OWNED (2)
                                                 ---------------------------------------       ----------------------------------
NAME OF BENEFICIAL OWNER

C. Ray Bell ..................................                  5,000                                             *

All directors as a group (9 persons) .........                  5,000                                             *

----------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of the Series A Preferred Stock.

(1) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power as these terms are defined in Rule 13d-3(a) of the Exchange Act.

(2) Based on 4,300,000 shares of the Series A Preferred Stock issued and outstanding.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company commenced operations on January 1, 1999 following the 1999 Merger. CCA commenced operations on December 31, 1998 as the result of the contribution and assignment of certain facility management contracts and related assets by Old CCA to CCA in connection with the 1999 Merger. The Company currently leases the substantial majority of the correctional and detention facilities owned by it to CCA pursuant to the CCA Leases. The total amount of lease payments required to be paid by CCA to the Company during 1999 was approximately $263.5 million, of which approximately $251.6 million has been paid as of March 17, 2000. If the Restructuring and related transactions are completed, the CCA Leases will be canceled and will be of no further force and effect.

         The Company and CCA also entered into a series of additional contractual arrangements in connection with the completion of the 1999 Merger, as described in this Annual Report under Part I, Item 1 "Business -- General Development of Business." The total amount of fees required to be paid by the Company to CCA pursuant to the Business Development Agreement and the Amended and Restated Services Agreement during 1999 were approximately $15.0 million and $41.2 million, respectively, of which approximately $15.0 million and $39.1 million have been paid, respectively. The total amount of fees paid by the Company to CCA pursuant to the Amended and Restated Tenant Incentive Agreement during 1999 was approximately $68.6 million. The total amount of payments required to be paid by CCA pursuant to the Service Mark and Trade Name Use Agreement during 1999 was approximately $8.7 million, of which approximately $6.5 million has been paid. If the Restructuring and related transactions are completed, each of these agreements will be canceled and will be of no further force and effect.

         Also in connection with the 1999 Merger, CCA executed the CCA Note in the aggregate principal amount of $137.0 million, which bears interest at a rate of 12% per annum. Ten percent of the outstanding principal amount of the CCA Note is personally guaranteed by the Company's Chief Executive Officer, Doctor R. Crants, who also serves as the Chief Executive Officer and a member of the board of directors of CCA. As of March 15, 2000, the entire original principal amount of the note remained outstanding. Pursuant to the terms of the CCA Note, payments of accrued interest are due and payable annually on December

31 of each year, with the first such payment due and payable on December 31, 1999. The terms of the CCA Note provide that, beginning December 31, 2003 and continuing on each anniversary date thereafter until December 31, 2008, equal annual payments of principal and interest shall be due and payable by CCA. As a result of CCA's current liquidity position, CCA has been required to defer the first scheduled payment of accrued interest on the CCA Note. Pursuant to the terms of the subordination agreement by and between the Company and Foothill Capital Corporation, the agent of CCA's existing bank credit facility, CCA is prohibited from making scheduled interest payments on the CCA Note if certain financial conditions relating to CCA's liquidity position are not met. On December 31, 1999, CCA was not in compliance with these financial covenants. Accordingly, CCA was prohibited from making the scheduled interest payment. Pursuant to the terms of the subordination agreement, however, the Company is prohibited from accelerating the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as the CCA bank credit facility remains outstanding. If the Restructuring and related transactions are completed, the CCA Note will be canceled and will be of no further force and effect.

         The Company owns 100% of CCA's non-voting common stock, which represents approximately 9.5% of CCA's issued and outstanding capital stock. The terms of CCA's non-voting common stock provide for the payment of dividends as and if declared by the CCA board of directors on a parity with shares of CCA's voting common stock. During 1999, no dividends were declared or paid by CCA. The Company also owns 100% of the outstanding non-voting common stock of each of PMSI and JJFMSI. The terms of the non-voting common stock of PMSI and JJFMSI provide for the payment, on a pro-rata basis, of cumulative cash dividends, as and if declared by the PMSI board and the JJFMSI board, respectively, equal to 95% of each entity's net income, as determined in accordance with generally accepted accounting principles. During 1999, the amount of dividends paid to the Company by PMSI and JJFMSI were approximately $11.0 million and $10.6 million, respectively, which does not include dividends of approximately $579,000 and $129,000, respectively, paid in 2000 with respect to the fourth quarter of 1999. If the Restructuring and related transactions are completed, the Company's entire ownership interest in each of CCA, PMSI and JJFMSI will be canceled.

         Jean-Pierre Cuny, a member of the Company's board of directors, is the Senior Vice-President of The Sodexho Group, an affiliate of Sodexho. Sodexho, which beneficially owns approximately 8.8% of the Company's outstanding Common Stock, has a contractual right to require the Company to nominate Mr. Cuny for election as a director.

         In connection with the Restructuring and related transactions, the Company will purchase from each of Sodexho and the Baron Asset Fund all of Sodexho's and Baron's interest in the voting common stock of CCA, representing approximately 33.8% of CCA's outstanding voting common stock, in exchange for a cash payment of $8.0 million to each of Sodexho and Baron. The Company also will acquire approximately 85% of the outstanding voting common stock of each of PMSI and JJFMSI from Privatized Management Services Investors, LLC and Correctional Services Investors, LLC, respectively, in connection with the Restructuring and related transactions. The aggregate purchase price of Privatized Management Services Investors' ownership interest in PMSI will be approximately $5.8 million, and the aggregate purchase price of Correctional Services Investors' ownership interest in JJFMSI will be approximately $4.8 million. The completion of each of these purchases, however, is conditioned upon, among other things, the approval of the Restructuring.

            Doctor R. Crants currently serves as the Chief Executive Officer of the Company. Mr. Crants also serves as Chairman of the board of directors and Chief Executive Officer of CCA and serves as a member of each of the PMSI board and the JJFMSI board. J. Michael Quinlan, President of the Company, is also President of CCA and a member of its board of directors. Thomas W. Beasley, Chairman of the board of directors of the Company, is also chairman of the board of directors of PMSI. C. Ray Bell, a member of the Company's board of directors, is the principal of a construction company which, as a part of its business, builds correctional and detention facilities, including facilities for the Company. In 1999, Mr. Bell's construction company received fees in the amount of $26.5 million for construction services provided to the Company. During 1998, Old CCA and Old Prison Realty paid $40.8 million and $8.7 million, respectively to Mr. Bell's construction company for construction services. During 1999, DC Investment Partners, LLC, a private investment manager of which
D. Robert Crants, III and Michael W. Devlin are principals, leased certain office space from the Company. The total amount of rental payments with respect to such lease arrangement in 1999 was $9,600. In connection with the 1999 Merger, Charles W. Thomas, a director of the Company, received a total of $3.0 million from the Company and Old CCA for the provision of certain consulting services to each of the Company and Old CCA. Jackson W. Moore, a director of the Company, is a director of and the President and Chief Operating Officer of Union Planters Corporation, a multi-state bank and savings and loan holding company, and is President and Chief Executive Officer of its principal subsidiary, Union Planters Bank, N.A. Union Planters Bank, N.A. is a lender under the Company's bank credit facility.

         Stokes & Bartholomew, P.A. is tax and securities counsel to the Company, and Stokes & Bartholomew, P.A. also provide certain legal services to each of CCA, PMSI and JJFMSI. Samuel W. Bartholomew, Jr., a shareholder of Stokes & Bartholomew, P.A., is chairman of the board of directors of JJFMSI. Prior to the 1999 Merger, Mr. Bartholomew was a member of the board of directors of Old CCA. Legal fees paid to Stokes & Bartholomew, P.A. related to Old CCA's mergers and acquisitions amounted to $3.0 million and $1.1 million in 1998 and 1997, respectively. During 1999, the Company paid $5.8 million to Stokes & Bartholomew, P.A.

         Joseph F. Johnson, Jr. is a member of the board of directors of JJFMSI and, prior to the 1999 Merger, served as a member of the board of directors of Old CCA. Old CCA paid fees of approximately $1.6 million and $1.3 million in 1998 and 1997, respectively to Mr. Johnson, or an entity controlled by Mr. Johnson, for consulting services related to various contractual relationships and services rendered at one of Old CCA's facilities. No fees were paid to Mr. Johnson by the Company in 1999.

         Pursuant to the Company's Loan Plan, the Company granted a loan in the aggregate principal amount of $1.0 million to each of Doctor R. Crants, D. Robert Crants, III and Michael W. Devlin in May and June 1999. The loans were to be used for the purpose of purchasing shares of the Company's Common Stock. Each loan, which bears interest at a rate of 250 basis points over the thirty-day LIBOR, adjusted quarterly, initially had a term of five years from the date of the grant, with interest payable annually. Pursuant to the terms of a severance agreement by and between the Company and each of D. Robert Crants, III and Michael W. Devlin, the terms of the loans granted to each of them have been modified. As a result of this modification, the outstanding principal amount of the loans to each of D. Robert Crants, III and Michael W. Devlin as of March 15, 2000 is $547,823 and $546,375, respectively, with interest only payable on such principal amount for a period of three years and with the principal amount, plus interest, payable in equal installments over the following three years. This balance will be reduced to $447,823 for Mr. Crants, III and $446,375 for Mr. Devlin upon application of the proceeds received from each of Messrs. Crants, III and Devlin from the purchase of the CCA common stock held by each of them. Under the original terms of these Severance Agreements, CCA was to purchase a portion of the shares of CCA Common Stock held by each of Messrs. Crants, III and Devlin. However, as a result of restrictions on CCA's ability to purchase these shares, this right and obligation was assigned to and assumed by Doctor R. Crants. In connection with this assignment, Mr. Crants will receive a loan in the aggregate principal amount of $600,000 from PMSI, the proceeds of which were used to purchase the 300,000 shares of CCA Common Stock owned by Messrs. Crants, III and Devlin. If the Restructuring is completed, the proceeds received by Mr. Crants from the repurchase of these shares of CCA Common Stock will be applied to reduce the outstanding principal amount of Mr. Crants' loan from PMSI. For a discussion of the terms of the modifications of the loans to Messrs. Crants, III and Devlin, see " -- Employment and Severance Agreements." The outstanding principal amount of the loan to Doctor R. Crants as of March 15, 2000 is $1.0 million.


                                    PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this Report:

                  (1)     Financial Statements.

                       The Financial Statements as set forth under Item 8 of this Annual Report on Form 10-K have been filed herewith, beginning on Page F-2 of this report.

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

                  (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith.

         (b) The Company filed a Current Report on Form 8-K on December 28, 1999, relating to the proposed Restructuring. Additionally, on March 1, 2000, the Company filed a Current Report on Form 8-K relating to the Company's receipt of the Pacific Life Proposal and the amendment of the Securities Purchase Agreement.

         (c)      Certain Exhibits. See Item 14(a)(3) above.

         (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PRISON REALTY TRUST, INC.


Date: March 30, 2000               By: /s/ Doctor R. Crants
                                      ---------------------------------------

                                   Its: Chief Executive Officer
                                       --------------------------------------


         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Doctor R. Crants and Vida H. Carroll, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Prison Realty Trust, Inc. for the fiscal year ended December 31, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
         /s/ Doctor R. Crants
         -------------------------          Chief Executive Officer                              March  30, 2000
         Doctor R. Crants                   (Principal Executive Officer),
                                            and Director
         /s/ J. Michael Quinlan
         -------------------------          President                                            March  30, 2000
         J. Michael Quinlan

         /s/ Vida H. Carroll
         -------------------------          Chief Financial Officer                              March  30, 2000
         Vida H. Carroll                    (Principal Financial and
                                            Accounting Officer),
                                            Secretary and Treasurer
         /s/ Thomas W. Beasley
         -------------------------          Chairman of the Board and Director                   March  30, 2000
         Thomas W. Beasley

         /s/ C. Ray Bell
         -------------------------          Director                                             March  30, 2000
         C. Ray Bell

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----

         ---------------------------                 Director                                    March ____, 2000
         Richard W. Cardin

                                                     Director                                    March ____, 2000
         ---------------------------
         Jean-Pierre Cuny

         /s/ Ted Feldman
         ---------------------------                 Director                                    March 30, 2000
         Ted Feldman

         ---------------------------                 Director                                    March ____, 2000
         Jackson W. Moore

         /s/ Joseph V. Russell
         --------------------------                  Director                                    March 30, 2000
         Joseph V. Russell

         /s/ Charles W. Thomas, Ph.D.
         ---------------------------                 Director                                    March 30, 2000
         Charles W. Thomas, Ph.D.

                                INDEX OF EXHIBITS


Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the "Commission") and are incorporated herein by reference.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           --------------------------
2.1      Agreement and Plan of Merger, dated as of April 17, 1998, by and among Old Prison
         Realty and USCC Corporation, a wholly-owned Kentucky subsidiary of Old Prison Realty, and U.S. Corrections Corporation, a Kentucky corporation (previously filed as Exhibit
         2.2 to Old Prison Realty's Current Report on Form 8-K (Commission File no. 1-13049),
         filed with the Commission on April 22, 1998 and incorporated herein by reference).

2.2      Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Old CCA, Old Prison Realty and the Company (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company's
         Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the
         Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the
         Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.3      Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company,
         CCA Acquisition Sub, Inc., PMSI Acquisition Sub, Inc. and JJFMSI Acquisition Sub, Inc.
         and CCA, PMSI and JJFMSI (previously filed as Exhibit 2.1 to the Company's Current
         Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on
         December 28, 1999 and incorporated herein by reference) (as directed by Item 601(b)(2)
         of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1      Charter of the Company (previously filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on
         September 30, 1998 and incorporated herein by reference).

3.2      Articles of Amendment of the Charter of the Company (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March
         31, 1999 (Commission File no. 0- 25245), filed with the Commission on May 14, 1999 and incorporated herein by reference).

3.3*     Second Amended and Restated Bylaws of the Company.

4.1      Provisions defining the rights of shareholders are found in Sections SIXTH through
         SEVENTH and Article II in the Charter and Second Amended and Restated Bylaws,
         respectively, of the Company (included as Exhibits 3.1 and 3.2 hereto).

4.2      Specimen of certificate representing the Company's Common Stock (previously filed as
         Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Commission File no.
         333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).


4.3      Specimen of certificate representing the Company's 8.0% Series A Preferred Stock
         (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4
         (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

4.4      Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to
         Sodexho in the aggregate principal amount of $20.0 million (previously filed as
         Exhibit 4(v) to Old CCA's Annual Report on Form 10-K (Commission File no. 1-13560),
         filed with the Commission on March 31, 1997 and incorporated herein by reference).

4.5      8.5% Convertible, Subordinated Note due November 7, 1999 made payable to Sodexho S.A., predecessor in interest to Sodexho, in the aggregate principal amount of $7.0 million
         (previously filed as Exhibit 2 to Old CCA's Current Report on Form 8-K (Commission
         File no. (0-15719), filed with the Commission on June 30, 1994 and incorporated herein by reference).

4.6      7.5% Convertible, Subordinated Note Modification Agreement, dated as of December 30,
         1998, by and between Sodexho and Old CCA (previously filed as Exhibit 4.16 to the
         Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the
         Commission on March 30, 1999 and incorporated herein by reference).

4.7      8.5% Convertible, Subordinated Note Modification Agreement, dated as of December 30,
         1998, by and between Sodexho and Old CCA (previously filed as Exhibit 4.17 to the
         Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the
         Commission on March 30, 1999 and incorporated herein by reference).

4.8      7.5% Convertible, Subordinated Note due February 28, 2005, made payable to PMI
         Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (Commission File no.
         0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

4.9      Note from the Company made payable to MDP Ventures IV LLC, dated as of December 31,
         1998, in the principal amount of $20.0 million (previously filed as Exhibit 4.7 to the
         Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the
         Commission on January 6, 1999 and incorporated herein by reference).

4.10     Floating Rate Convertible Note, due March 8, 2004, made payable to Sodexho in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4.20 to the
         Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the
         Commission on March 30, 1999 and incorporated herein by reference).

4.11     Notes from the Company made payable to MDP Ventures IV LLC, and certain other purchasers, dated as of January 29, 1999, in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K
         (Commission File no. 0-25245), filed with the Commission on March 30, 1999 and incorporated herein by reference).

4.12     Prison Realty Trust, Inc. Dividend Reinvestment and Stock Purchase Plan (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 (Commission File No. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by reference).

4.13     Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities (previously filed as Exhibit 4.1 to the Company's Quarterly


         Report on Form 10-Q for the quarterly period ending June 30, 1999 (Commission File No.
         0-25245), filed with the Commission on August 17, 1999 and incorporated herein by reference).

4.14     First Supplemental Indenture, by and between the Company and State Street Bank and
         Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company's 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999 (Commission File No. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by reference).

10.1     Stock Repurchase Agreement, dated March 2, 1998, between Old CCA and Doctor R. Crants
         (previously filed as Exhibit 10.193 to Old CCA's Annual Report on Form 10-K
         (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference).

10.2     Amended and Restated Credit Agreement, dated as of June 24, 1998, by and among Old CCA as Borrower, certain subsidiaries of Old CCA, certain Lenders, First Union National
         Bank, as the Administrative Agent for the Lenders, Canadian Imperial Bank of Commerce,
         as Documentation Agent, and NationsBank, N.A., as Syndication Agent (previously filed as Exhibit 10.1 to Old CCA's Quarterly Report on Form 10-Q (Commission File no.
         1-13560), filed with the Commission on August 14, 1998 and incorporated herein by reference).

10.3     Master Agreement to Lease, dated as of January 1, 1999, by and between the Company,
         USCC, Inc. and CCA (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6,
         1999 and incorporated herein by reference).

10.4     Form of Lease Agreement by and between the Company and CCA (previously filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no.
         0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.5     Right to Purchase Agreement, dated as of January 1, 1999, by and between the Company and CCA (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.6     Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Old CCA and CCA (previously filed as Exhibit 10.4 to the Company's Current
         Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January
         6, 1999 and incorporated herein by reference).

10.7     Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between CCA and Prison Management Services, LLC (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the
         Commission on January 6, 1999 and incorporated herein by reference).

10.8     Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between CCA and Juvenile and Jail Facility Management Services, LLC (previously filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (Commission File no.
         0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.9     Promissory Note, dated as of December 31, 1998, executed by CCA made payable to Old
         CCA in the principal amount of $137.0 million (previously filed as Exhibit 10.7 to the
         Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the
         Commission on January 6, 1999 and incorporated herein by reference).


10.10    Guaranty Agreement, dated as of December 31, 1998, executed and delivered by Doctor R.
         Crants to Old CCA (previously filed as Exhibit 10.8 to the Company's Current Report on
         Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.11    Assignment Agreement, dated as of December 31, 1998, by and between Old CCA and
         Corrections Partners, Inc. and related Bill of Sale (previously filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.12    Assignment Agreement, dated as of December 31, 1998, by and among Corrections
         Partners, Inc., Concept Incorporated, TransCor America, Inc., certain other subsidiaries of Old CCA, and CCA and related Bill of Sale (previously filed as Exhibit
         10.10 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.13    Contribution Agreement, dated as of December 31, 1998, by and between Old CCA and CCA
         (previously filed as Exhibit 10.11 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.14    Contribution Agreement, dated as of December 31, 1998, by and between Old CCA and
         Prison Management Services, LLC (previously filed as Exhibit 10.12 to the Company's
         Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on
         January 6, 1999 and incorporated herein by reference).

10.15    Contribution Agreement, dated as of December 31, 1998, by and between Old CCA and
         Juvenile and Jail Facility Management Services, LLC (previously filed as Exhibit 10.13 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.16    Assignment and Assumption Agreement, dated as of December 31, 1998, by and among Old
         CCA, Corrections Partners, Inc., Gadsden Correctional Institution, Inc., and Prison
         Management Services, LLC (previously filed as Exhibit 10.14 to the Company's Current
         Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January
         6, 1999 and incorporated herein by reference).

10.17    Assignment and Assumption Agreement, dated as of December 31, 1998, by and among Old
         CCA, Concept Incorporated, Corrections Partners, Inc. and Juvenile and Jail Facility
         Management Services, LLC (previously filed as Exhibit 10.15 to the Company's Current
         Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January
         6, 1999 and incorporated herein by reference).

10.18    Services Agreement, dated as of January 1, 1999, by and between the Company and CCA
         (previously filed as Exhibit 10.16 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.19    Tenant Incentive Agreement, dated as of January 1, 1999, by and between the Company and CCA (previously filed as Exhibit 10.17 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.20    Note Purchase Agreement, dated as of January 1, 1999, by and between CCA and PMI
         Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights
         Agreement, dated as of January 1, 1999, by and between CCA and PMI Mezzanine Fund,
         L.P. (previously filed as Exhibit 10.22 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).


10.21    Agreement in Principle by and among Sodexho, Old CCA and Old Prison Realty (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Commission
         File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.22    1998 Amendment to 1994 Securities Purchase Agreement by and between Old CCA and
         Sodexho S.A., dated as of December 30, 1998 (previously filed as Exhibit 10.86 to the
         Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the
         Commission on March 30, 1999 and incorporated herein by reference).

10.23    Agreement in Principle, dated as of October 15, 1998, by and between Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates, Old CCA, Old Prison Realty and CCA (previously filed as Exhibit
         10.14 to the Company's Registration Statement on Form S-4 (Commission File no.
         333-65017) Amendment no. 4, filed with the Commission on September 30, 1998 and incorporated herein by reference).

10.24    Administrative Services Agreement, dated as of January 1, 1999, by and between CCA and
         PMSI (previously filed as Exhibit 10.26 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.25    Administrative Services Agreement, dated as of January 1, 1999, by and between CCA and
         JJFMSI (previously filed as Exhibit 10.27 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.26    Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and the Company (previously filed as Exhibit 10.28 to the Company's Current Report on Form
         8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.27    Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and
         CCA (previously filed as Exhibit 10.29 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.28    Employment Agreement by and between D. Robert Crants, III and Old Prison Realty
         (previously filed as Exhibit 10.23 to Old Prison Realty's Quarterly Report on Form
         10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.29    Employment Agreement by and between Michael W. Devlin and Old Prison Realty
         (previously filed as Exhibit 10.24 to Old Prison Realty's Quarterly Report on Form
         10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.30    Form of Officer and Director Indemnification Agreement by and between the Company and its officers and directors (previously filed as Exhibit 10.48 to the Company's
         Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the
         Commission on September 30, 1998 and incorporated herein by reference).

10.31    Form of Lockup Agreement by and between the Company and officers and directors of the
         Company, CCA, PMSI and JJFMSI (previously filed as Exhibit 10.49 to the Company's
         Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the
         Commission on September 30, 1998 and incorporated herein by reference).

10.32    Amended and Restated Charter of CCA (previously filed as Exhibit 10.50 to the
         Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by reference).


10.33    Bylaws of CCA (previously filed as Exhibit 10.51 to the Company's Registration
         Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on
         September 30, 1998 and incorporated herein by reference).

10.34    Amended and Restated Charter of PMSI (previously filed as Exhibit 10.31 to the
         Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the
         Commission on January 6, 1999 and incorporated herein by reference).

10.35    Bylaws of PMSI (previously filed as Exhibit 10.53 to the Company's Registration
         Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on
         September 30, 1998 and incorporated herein by reference).

10.36    Amended and Restated Charter of JJFMSI (previously filed as Exhibit 10.32 to the
         Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the
         Commission on January 6, 1999 and incorporated herein by reference).

10.37    Bylaws of JJFMSI (previously filed as Exhibit 10.55 to the Company's Registration
         Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on
         September 30, 1998 and incorporated herein by reference).

10.38    Credit Agreement, dated as of January 1, 1999, by and among the Company and certain of its subsidiaries and NationsBank, N.A., as Administrative Agent, Lehman Commercial
         Paper, Inc., as Documentation Agent, and the Bank of Nova Scotia, as Syndication Agent
         (previously filed as Exhibit 10.33 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.39    Note Purchase Agreement, dated as of December 31, 1998, by and between the Company and
         MDP Ventures IV LLC (previously filed as Exhibit 10.36 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6,
         1999 and incorporated herein by reference).

10.40    Registration Rights Agreement, dated as of December 31, 1998, by and between the
         Company and MDP Ventures IV LLC (previously filed as Exhibit 10.37 to the Company's
         Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on
         January 6, 1999 and incorporated herein by reference).

10.41    Preemptive Rights Agreement, dated as of January 1, 1999, by and between the Company and CCA (previously filed as Exhibit 10.38 to the Company's Current Report on Form 8-K
         (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by reference).

10.42    REIT Management Agreement, dated as of July 21, 1997, by and between Old Prison Realty and Prison Realty Management, Inc. (previously filed as Exhibit 10(hh) to Old Prison
         Realty's Annual Report on Form 10-K (Commission File no. 1-13049), filed with the
         Commission on March 18, 1998 and incorporated herein by reference).

10.43    Old Prison Realty's 1997 Employee Share Incentive Plan (previously filed as Exhibit
         10.25 to Old Prison Realty's Quarterly Report on Form 10-Q (Commission File no.
         1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.44    Old Prison Realty's Non-Employee Trustees' Share Option Plan, as amended (previously filed as Exhibit 10.26 to Old Prison Realty's Quarterly Report on Form 10-Q
         (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).


10.45    Old Prison Realty's Non-Employee Trustees' Compensation Plan (previously filed as
         Exhibit 4.3 to Old Prison Realty's Registration Statement on Form S-8 (Commission File
         no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by reference).

10.46    Old CCA's Option Plan, dated as of January 23, 1985, as amended by First Amendment to
         Old CCA's Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (previously filed as Exhibit 10(c) to Old
         CCA's Registration Statement on Form S-1 (Commission File no. 33-8052), filed with the
         Commission on August 15, 1986 and incorporated herein by reference).

10.47    Non-Qualified Stock Option Plan of Old CCA, dated as of January 16, 1986, and related form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10(d) to Old
         CCA's Registration Statement on Form S-1 (Commission File no. 33-8052), filed with the
         Commission on August 15, 1986 and incorporated herein by reference).

10.48    Old CCA's 1988 Flexible Stock Option Plan (previously filed as Exhibit A to Old CCA's definitive Proxy Statement relating to Old CCA's 1988 Annual Meeting of Shareholders
         (Commission File no. 0-15719), filed with the Commission on April 29, 1988 and incorporated herein by reference).

10.49    Second Amendment to Old CCA's Stock Option Plan, dated as of March 27, 1987, together with form of Incentive Stock Option Agreement (previously filed as Exhibit 10(aa) to
         Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the
         Commission on March 31, 1987 and incorporated herein by reference).

10.50    Third Amendment to Old CCA's Stock Option Plan, dated as of March 18, 1988 (previously filed as Exhibit B to Old CCA's definitive Proxy Statement relating to Old CCA's 1988
         Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the
         Commission on April 29, 1988 and incorporated herein by reference).

10.51    Old CCA's 1989 Stock Bonus Plan (previously filed as Exhibit 10(zz) to Old CCA's
         Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on
         March 30, 1990 and incorporated herein by reference).

10.52    First Amendment to Old CCA's 1988 Flexible Stock Option Plan, dated as of June 8, 1989
         (previously filed as Exhibit 10(mmm) to Old CCA's Annual Report on Form 10-K
         (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).

10.53    First Amendment to Old CCA's Non-Qualified Stock Option Plan, dated as of June 8, 1989
         (previously filed as Exhibit 10(nnn) to Old CCA's Annual Report on Form 10-K
         (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by reference).

10.54    Amended and Restated Employee Stock Ownership Plan (previously filed as Exhibit
         10(iiii) to Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 30, 1992 and incorporated herein by reference).

10.55    Old CCA's Non-Employee Director Stock Option Plan (previously filed as Exhibit
         10(yyyy) to Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 31, 1994 and incorporated herein by reference).

10.56    First Amendment to Old CCA's 1991 Flexible Stock Option Plan, dated as of March 11,
         1994 (previously filed as Exhibit 10.102 to Old CCA's Annual Report on Form 10-K
         (Commission File no. 1-13049), filed with the Commission on March 31, 1995 and incorporated herein by reference).


10.57    Amendments to the Amended and Restated Old CCA Employee Stock Ownership Plan, dated as of June 3, 1994 (previously filed as Exhibit 10.109 to Old CCA's Annual Report on Form
         10-K (Commission File no. 1-13049), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10.58    Amended and Restated Old CCA 1989 Stock Bonus Plan, dated as of February 20, 1995
         (previously filed as Exhibit 10.138 to Old CCA's Annual Report on Form 10-K
         (Commission File no. 1-13560), filed with the Commission on March 31, 1995 and incorporated herein by reference).

10.59    Old CCA's 1995 Employee Stock Incentive Plan, effective as of March 20, 1995
         (previously filed as Exhibit 4.3 to Old CCA's Registration Statement on Form S-8
         (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by reference).

10.60    First Amendment to Amended and Restated Old CCA 1989 Stock Bonus Plan, dated as of
         November 3, 1995 (previously filed as Exhibit 10.153 to Old CCA's Annual Report on
         Form 10-K (Commission File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by reference).

10.61    Option Agreement, dated March 31, 1997, by and between Old CCA and Joseph F. Johnson,
         Jr. relating to the grant of an option to purchase 80,000 shares of Old CCA Common
         Stock (previously filed as Appendix B to Old CCA's definitive Proxy Statement relating to Old CCA's 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by reference).

10.62    Old CCA's Non-Employee Directors' Compensation Plan (previously filed as Appendix A to
         Old CCA's definitive Proxy Statement relating to Old CCA's 1998 Annual Meeting of
         Shareholders (Commission File no. 0-15719), filed with the Commission on March 31,
         1998 and incorporated herein by reference).

10.63    Amended and Restated Tenant Incentive Agreement by and between the Company and CCA
         (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarterly ended March 31, 1999 (Commission File no. 0-25245), filed with the
         Commission on May 14, 1999 and incorporated herein by reference).

10.64    Business Development Agreement by and between the Company and CCA (previously filed as
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly ended
         March 31, 1999 (Commission File no. 0-25245), filed with the Commission on May 14,
         1999 and incorporated herein by reference).

10.65    Amended and Restated Credit Agreement, dated as of August 4, 1999, by and among the
         Company, as Borrower, certain subsidiaries of the Company, as Guarantor, the several lenders from time to time party thereto, Lehman Commercial Paper Inc., as
         Administrative Agent, Societe Generale, as Documentation Agent, The Bank of Nova
         Scotia, as Syndication Agent, SouthTrust Bank, N.A., as Co-Agent, and Lehman Brothers
         Inc., as Advisor, as Lead Arranger, and as Book Manager (previously filed as Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly ended June 30,
         1999 (Commission File no. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by reference).

10.66    Securities Purchase Agreement, dated as of December 26, 1999, by and between the
         Company, CCA, PMSI, and JJFMSI, on the one hand, and Prison Acquisition Company,
         L.L.C., on the other hand, including: (i) as Exhibit A thereto, the Agreement and Plan of Merger; (ii) as Exhibit B thereto, the Form of Articles of Amendment and
         Restatement of the Company; (iii) as Exhibit C thereto, the Amended and Restated
         Bylaws of the Company; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (v) as Exhibit E thereto, the
         Form of Warrant; (vi) as Exhibit F thereto, the Form of Articles Supplementary for
         Series C Cumulative Convertible Preferred Stock; (vii) as Exhibit G thereto, the Form of Registration Rights Agreement; and (viii) as Exhibit H thereto, the Financing
         Commitment Letter

         (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
         (Commission File no. 0- 25245), filed with the Commission on December 28, 1999 and incorporated herein by reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the
         Company agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

10.67*   First Amendment to Master Agreement to Lease, dated as of December 31, 1999, by and between the Company and CCA.

10.68*   Master Amendment to Lease Agreements, dated as of December 31, 1999, by and between the Company and CCA.

10.69*   Severance Agreement, dated as of December 31, 1999, by and among
         D. Robert Crants, III, the Company and CCA.

10.70* Severance Agreement, dated as of December 31, 1999, by and among Michael W. Devlin, the Company and CCA.

21*      Subsidiaries of the Company.

23.1*    Consent of Arthur Andersen LLP with respect to the Company.

23.2*    Consent of Arthur Andersen LLP with respect to CCA.

24       Powers of Attorney (included on signature pages).

27.1*    Financial Data Schedule (for Commission use only).

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
OF PRISON REALTY TRUST, INC.

Report of Independent Public Accountants.                                   F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998.               F-4
Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.                                      F-6
Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997.                          F-8
Consolidated Statements of Cash Flows for the years
     December 31, 1999, 1998 and 1997.                                      F-10
Notes to the Consolidated Financial Statements.                             F-14

CONSOLIDATED FINANCIAL STATEMENTS OF
CORRECTIONS CORPORATION OF AMERICA
Report of Independent Public Accountants.                                   F-59
Consolidated Balance Sheet as of December 31, 1999 and 1998.                F-60
Consolidated Statement of Operations for the year ended
     December 31, 1999.                                                     F-61
Consolidated Statements of Stockholders' Equity for the year ended
     December 31, 1999 and for the period from September 11, 1998
     through December 31, 1998.                                             F-62
Consolidated Statements of Cash Flows for the year
     ended December 31, 1999 and for the period from
     September 11, 1998 through December 31, 1998.                          F-63
Notes to the Consolidated Financial Statements.                             F-65

PRISON REALTY TRUST, INC. AND SUBSIDIARIES


Consolidated Financial Statements
As of December 31, 1999 and 1998
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Prison Realty Trust, Inc:

We have audited the accompanying consolidated balance sheets of PRISON REALTY TRUST, INC. (a Maryland corporation and formerly Prison Realty Corporation - See
Note 1) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Prison Realty Trust, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prison Realty Trust, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Prison Realty Trust, Inc. will continue as a going concern. As discussed in Notes 2, 12 and 22 to the consolidated financial statements, Prison Realty Trust, Inc. is in default under its secured bank credit facility, is in default under certain of its convertible subordinated notes payable obligations and has significant outstanding shareholder and other litigation matters. Also, Prison Realty Trust, Inc. has limited resources currently available to meet its operating, capital expenditure and debt service requirements during 2000. In addition, as discussed in Notes 2 and 5 to the consolidated financial statements, Prison Realty Trust, Inc.'s primary lessee, Corrections Corporation of America, incurred a net loss of $202.9 million for the year ended December 31, 1999, has a net working capital deficiency and a net capital deficiency at December 31, 1999, is in default under its revolving credit facility and is in default under its promissory note payable to Prison Realty Trust, Inc. Also, the independent public accountants of Corrections Corporation of America have indicated in their opinion on the respective 1999 consolidated financial statements that there is substantial doubt about Corrections Corporation of America's ability to continue as a going concern. These matters concerning Prison Realty Trust, Inc. and Corrections Corporation of America raise substantial doubt about Prison Realty Trust, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 2 and 23. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should Prison Realty Trust, Inc. be unable to continue as a going concern.

Nashville, Tennessee                                 ARTHUR ANDERSEN LLP
March 27, 2000

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)


                     ASSETS                          1999                 1998
-----------------------------------------        -----------         -----------
Real estate properties:
    Correctional and detention facilities        $ 2,258,281         $   637,640
    Less accumulated depreciation                    (49,785)            (10,251)
                                                 -----------         -----------
          Net real estate properties               2,208,496             627,389

Cash and cash equivalents                             84,493              31,141
Restricted cash                                       24,409                  --
Note receivable from New CCA                         137,000             137,000
Investments in affiliates                            118,232             127,691
Investments in direct financing leases                74,059              77,809
Deferred tax assets                                       --              51,200
Receivable from New CCA                               28,608                  --
Other assets                                          60,625              38,207
                                                 -----------         -----------
          Total assets                           $ 2,735,922         $ 1,090,437
                                                 ===========         ===========


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                   (Continued)

    LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1999                 1998
-------------------------------------------------------------------------------         -----------         -----------
LIABILITIES:
    Distributions payable                                                               $     2,150         $        --
    Bank credit facility                                                                    928,234             222,000
    Senior notes payable                                                                    100,000                  --
    Convertible subordinated notes and other debt                                            70,757              77,833
    Accounts payable and accrued expenses                                                    70,911              81,200
    Income taxes payable                                                                      5,476              14,966
    Deferred gains on real estate transactions                                                   --             125,751
    Deferred gains on sales of contracts                                                    106,045             116,701
    Other liabilities                                                                        32,000                  --
                                                                                        -----------         -----------
          Total liabilities                                                               1,315,573             638,451
                                                                                        -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - Series A - $.01 (one cent) par value; 20,000 shares authorized; 4,300 shares issued and outstanding at December 31, 1999;
       stated at liquidation preference of $25 (twenty five dollars) per share              107,500                  --
    Common stock - $.01 (one cent) par value; 300,000 shares authorized; 118,406 and 79,956 shares issued and 118,394 and 79,956 shares outstanding at
       December 31, 1999 and 1998, respectively                                               1,184                 800
    Treasury stock, 12 shares, at cost                                                         (242)                 --
    Additional paid-in capital                                                            1,347,227             398,493
    Retained earnings                                                                            --              52,693
    Cumulative net income                                                                    29,824                  --
    Accumulated distributions                                                               (65,144)                 --
                                                                                        -----------         -----------
          Total stockholders' equity                                                      1,420,349             451,986
                                                                                        -----------         -----------
          Total liabilities and stockholders' equity                                    $ 2,735,922         $ 1,090,437
                                                                                        ===========         ===========


  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999               1998               1997
                                                             ---------         ---------         ---------
REVENUES:
    Rental revenues                                          $ 270,134         $      --         $      --
    Interest income                                              6,885                --                --
    Licensing fees                                               8,699                --                --
    Management and other revenues                                   --           662,059           462,249
                                                             ---------         ---------         ---------
                                                               285,718           662,059           462,249
                                                             ---------         ---------         ---------

EXPENSES:
    Depreciation and amortization                               44,062            14,363            13,378
    General and administrative                                  24,125            28,628            16,025
    Operating                                                       --           496,522           330,470
    Lease                                                           --            58,018            18,684
    Write-off of amounts under lease arrangements               65,677                --                --
    Impairment loss                                             76,433                --                --
    New CCA compensation charge                                     --            22,850                --
                                                             ---------         ---------         ---------
                                                               210,297           620,381           378,557
                                                             ---------         ---------         ---------
OPERATING INCOME                                                75,421            41,678            83,692
                                                             ---------         ---------         ---------
OTHER INCOME (EXPENSE):
    Equity in earnings of unconsolidated entities and
    amortization of deferred gain                               22,886                --                --
    Interest expense                                           (51,921)           (8,619)           (7,368)
    Interest income                                                 --            11,389            10,772
    Write-offs of loan costs                                   (14,567)           (2,043)               --
    Loss on disposals of assets                                 (1,995)               --                --
                                                             ---------         ---------         ---------
                                                               (45,597)              727             3,404
                                                             ---------         ---------         ---------
INCOME BEFORE INCOME TAXES                                      29,824            42,405            87,096
PROVISION FOR CHANGE IN TAX STATUS                              83,200                --                --
PROVISION FOR INCOME TAXES                                          --            15,424            33,141
                                                             ---------         ---------         ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                     (53,376)           26,981            53,955

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES
                                                                    --            16,145                --
                                                             ---------         ---------         ---------
NET INCOME (LOSS)                                              (53,376)           10,836            53,955

DIVIDENDS TO PREFERRED SHAREHOLDERS                             (8,600)               --                --
                                                             ---------         ---------         ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $ (61,976)        $  10,836         $  53,955
                                                             =========         =========         =========


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (Continued)

                                                                      1999              1998               1997
                                                                -----------         -----------        -----------
BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
    PER COMMON SHARE:
    Before cumulative effect of accounting change               $      (.54)        $       .38        $       .80
    Cumulative effect of accounting change                               --                (.23)                --
                                                                -----------         -----------        -----------
                                                                $      (.54)        $       .15        $       .80
                                                                -----------         -----------        -----------
DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS PER COMMON SHARE:
    Before cumulative effect of accounting change               $      (.54)        $       .34        $       .69
    Cumulative effect of accounting change                               --                (.20)                --
                                                                -----------         -----------        -----------
                                                                $      (.54)        $       .14        $       .69
                                                                -----------         -----------        -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC                   115,097              71,380             67,568
                                                                ===========         ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED                 115,097              78,939             78,959
                                                                ===========         ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                         PREFERRED STOCK                                    COMMON STOCK
                             --------------------------------------        ------------------------------------------------
                                  SERIES A            SERIES B                    ISSUED                   TREASURY STOCK
                             SHARES    AMOUNT    SHARES      AMOUNT        SHARES        AMOUNT          SHARES      AMOUNT
                             ------    ------    ------      ------        ------        ------          ------      ------
BALANCE, DECEMBER 31, 1996    -        $  --        --     $      --        65,650     $     656           (20)    $    (726)
    Exchange of preferred
      stock for
      acquisition of
      American Corrections    -           --       380           380            --            --          (665)      (32,812)
      Transport
    Stock options and
      warrants exercised      -           --        --            --         3,672            37           (36)       (1,975)
    Stock repurchased         -           --        --            --            --            --          (108)       (5,329)
    Income tax benefits of
      incentive stock
      option exercises        -           --        --            --            --            --            --            --
    Conversion of
      long-term debt          -           --        --            --           879             9            --            --
    Compensation expense
      related to deferred
      stock awards and
      stock options           -           --        --            --            --            --            --            --
    Net income (loss)         -           --        --            --            --            --            --            --
                             ---       -------   ------    ----------     --------     ---------       -------     ---------
BALANCE, DECEMBER 31, 1997    -           --       380           380        70,201           702          (829)      (40,842)
                             ---       -------   ------    ----------     --------     ---------       -------     ---------
    Conversion of
      preferred stock         -           --      (380)         (380)          610             6            --            --
    Stock options and
      warrants exercised      -           --        --            --         5,161            52          (818)      (20,148)
    Stock repurchased         -           --        --            --            --            --          (175)       (7,600)
    Income tax benefits of
      incentive stock
      option exercises        -           --        --            --            --            --            --            --
    Conversion of
      long-term debt          -           --        --            --         1,805            18         1,075        51,029
    Retirement of treasury
      stock                   -           --        --            --          (747)           (7)          747        17,561
    CMSC stock issued to
      Old CCA employees       -           --        --            --            --            --            --            --
    Issuance of common
      stock                   -           --        --            --         2,926            29            --            --
    Compensation expense
      related to deferred
      stock awards and
      stock options           -           --        --            --            --            --            --            --
    Net income                -           --        --            --            --            --            --            --
                             ---       -------   ------    ----------     --------     ---------       -------     ---------
BALANCE, DECEMBER 31, 1998    -        $  --        --     $      --        79,956     $     800            --     $      --
                             ---       -------   ------    ----------     --------     ---------       -------     ---------


                               ADDITIONAL                                                  TOTAL
                                PAID-IN      RETAINED      CUMULATIVE     ACCUMULATED   STOCKHOLDERS'
                                CAPITAL      EARNINGS      NET INCOME    DISTRIBUTIONS     EQUITY
                                -------      --------      ----------    -------------     ------
BALANCE, DECEMBER 31, 1996      $ 239,690     $  42,132     $     --    $      --        $ 281,752
    Exchange of preferred
      stock for
      acquisition of
      American Corrections         32,432            --           --           --               --
      Transport
    Stock options and
      warrants exercised           14,786        (3,612)          --           --            9,236
    Stock repurchased                  --            --           --           --           (5,329)
    Income tax benefits of
      incentive stock
      option exercises              6,328            --           --           --            6,328
    Conversion of
      long-term debt                1,668            --           --           --            1,677
    Compensation expense
      related to deferred
      stock awards and
      stock options                   457            --           --           --              457
    Net income (loss)                  --        53,955           --           --           53,955
                                ---------     ---------     ---------   -----------      ---------
BALANCE, DECEMBER 31, 1997        295,361        92,475           --           --          348,076
                                ---------     ---------     ---------   -----------      ---------
    Conversion of
      preferred stock                 374            --           --           --               --
    Stock options and
      warrants exercised           22,478        (1,733)          --           --              649
    Stock repurchased                  --            --           --           --           (7,600)
    Income tax benefits of
      incentive stock
      option exercises              4,475            --           --           --            4,475
    Conversion of
      long-term debt                3,633       (48,885)          --           --            5,795
    Retirement of treasury
      stock                       (17,554)           --           --           --               --
    CMSC stock issued to
      Old CCA employees            22,850            --           --           --           22,850
    Issuance of common
      stock                        66,119            --           --           --           66,148
    Compensation expense
      related to deferred
      stock awards and
      stock options                   757            --           --           --              757
    Net income                         --        10,836           --           --           10,836
                                ---------     ---------     ---------   -----------      ---------
BALANCE, DECEMBER 31, 1998      $ 398,493     $  52,693     $     --    $      --        $ 451,986
                                ---------     ---------     ---------   -----------      ---------


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                   (Continued)

                                                   PREFERRED STOCK                                  COMMON STOCK
                                           SERIES A               SERIES B                ISSUED              TREASURY STOCK
                                     SHARES       AMOUNT      SHARES  AMOUNT      SHARES        AMOUNT     SHARES        AMOUNT

BALANCE, DECEMBER 31, 1998              --    $        --      $--      --         79,956    $       800       --     $        --

    Acquisition of Old
      Prison Realty                  4,300        107,500       --      --         25,316            253       --              --
    Effect of election of
      status as a real
      estate investment                 --             --       --      --             --             --       --              --
      trust
    Issuance of common
      stock                             --             --       --      --          7,981             79       --              --
    Stock options exercised             --             --       --      --            146              2      (12)           (242)
    Conversion of
      long-term debt                    --             --       --      --          4,975             50       --              --
    Shares issued to                    --             --       --      --              9             --       --              --
      trustees
    Compensation expense
      related to deferred
      stock awards and
      stock options                     --             --       --      --             23             --       --              --
    Net income                          --             --       --      --             --             --       --              --
    Distributions to
      shareholders                      --             --       --      --             --             --       --              --
                                     -----    -----------     ----     ---        -------    -----------      ---     -----------
BALANCE, DECEMBER 31, 1999           4,300    $   107,500     $ --      --        118,406    $     1,184      (12)    $      (242)
                                     =====    ===========     ====     ===        =======    ===========      ===     ===========


                                       ADDITIONAL                                                         TOTAL
                                       PAID-IN          RETAINED       CUMULATIVE     ACCUMULATED      STOCKHOLDERS'
                                       CAPITAL          EARNINGS       NET INCOME    DISTRIBUTIONS       EQUITY

BALANCE, DECEMBER 31, 1998            $   398,493     $    52,693     $        --    $        --     $   451,986

    Acquisition of Old
      Prison Realty                       952,927              --              --             --       1,060,680
    Effect of election of
      status as a real
      estate investment                    52,693         (52,693)             --             --              --
      trust
    Issuance of common
      stock                               131,898              --              --             --         131,977
    Stock options exercised                   406              --              --             --             166
    Conversion of
      long-term debt                       45,789              --              --             --          45,839
    Shares issued to                          125              --              --             --             125
      trustees
    Compensation expense
      related to deferred
      stock awards and
      stock options                           606              --              --             --             606
    Net income                            (83,200)             --          29,824             --         (53,376)
    Distributions to
      shareholders                       (152,510)             --              --        (65,144)       (217,654)
                                      -----------     -----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 1999            $ 1,347,227     $        --     $    29,824    $   (65,144)    $ 1,420,349
                                      ===========     ===========     ===========    ===========     ===========



The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                       1999             1998             1997
                                                                                    ---------        ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                            $ (53,376)       $  10,836        $  53,955
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization expense                                        44,062           14,363           13,378
          Amortization of debt issuance costs                                           7,901            1,610              715
          Provision for change in tax status                                           83,200               --               --
          Deferred and other noncash income taxes                                          --          (40,719)          (6,329)
          Other noncash items                                                           3,679              757              457
          (Gain) loss on disposals of assets                                            1,995            1,083             (881)
          Equity in earnings of unconsolidated entities and
              amortization of deferred gains                                          (22,886)            (535)            (916)
          Recognized gain on real estate transactions                                      --          (13,984)          (5,906)
          Write-off of amounts under lease arrangements                                65,677               --               --
          Impairment loss                                                              76,433               --               --
          Write-offs of loan costs                                                     14,567            2,043               --
          New CCA compensation charge                                                      --           22,850               --
          Cumulative effect of accounting change                                           --           26,468               --
    Changes in assets and liabilities, net of acquisitions and divestitures:
              Payments under lease arrangements                                       (68,623)              --               --
              Receivable from New CCA                                                 (28,608)              --               --
              Other assets                                                             (2,732)         (39,678)          13,157
              Accounts payable and accrued expenses                                   (32,302)          68,565           11,106
              Income taxes payable                                                     (9,490)             838           13,242
                                                                                    ---------        ---------        ---------
                     Net cash provided by operating activities                         79,497           54,497           91,978
                                                                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment                                              (528,935)        (417,215)        (297,293)
    (Increase) decrease in restricted cash and investments                             (7,221)              --            4,037
    Cash acquired in purchase of Old Prison Realty                                     21,894               --               --
    Increase in other assets                                                            3,536               --          (17,868)
    Merger costs                                                                           --          (26,270)              --
    Distributions from investments in PMSI and JJFMSI                                  21,668               --               --
    Distributions from investments in affiliates, net                                      --              603            1,707
    Proceeds from disposals of assets                                                  43,959           61,299          457,802
    Investment in notes receivable                                                     (6,117)          (1,549)         (38,156)
    Increase in direct financing leases                                                    --               --          (84,295)
    Payments received on direct financing leases and notes receivable                   3,643            4,713            3,462
    Acquisition of USCC contracts, net of cash acquired                                    --           (9,341)              --
    Cash acquired by New CCA, PMSI and JJFMSI in sales of contracts                        --           (4,754)              --
                                                                                    ---------        ---------        ---------
                 Net cash provided by (used in) investing activities                $(447,573)       $(392,514)       $  29,396
                                                                                    ---------        ---------        ---------


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                   (Continued)

                                                                                1999             1998             1997
                                                                             ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                 $  40,000        $  20,000        $      --
    Payments on long-term debt                                                     (76)            (151)         (57,194)
    Proceeds from line of credit, net                                          426,634          162,000           66,000
    Proceeds from issuance of senior notes                                     100,000               --               --
    Payment of debt issuance costs                                             (59,619)          (9,485)          (2,772)
    Proceeds from issuance of common stock                                     131,977           66,148               --
    Distributions paid on common stock                                        (209,054)              --               --
    Distributions paid on preferred stock                                       (8,600)              --               --
    Proceeds from exercise of stock options and warrants                           166            2,099            9,236
       Purchase of treasury stock                                                   --           (7,600)          (5,329)
                                                                             ---------        ---------        ---------
                 Net cash provided by financing activities                     421,428          233,011            9,941
                                                                             ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                53,352         (105,006)         131,315

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    31,141          136,147            4,832
                                                                             ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $  84,493        $  31,141        $ 136,147
                                                                             =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid during the year for:
          Interest (net of amounts capitalized of $37,700, $11,800 and
              $6,300 in 1999, 1998 and 1997, respectively)                   $  28,022        $   4,424        $   6,579
                                                                             =========        =========        =========
          Income taxes                                                       $   9,490        $  44,341        $  24,351
                                                                             =========        =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Long-term debt was converted into common stock:
              Other assets                                                   $   1,161        $       5        $      23
              Long-term debt                                                   (47,000)          (5,800)          (1,700)
              Common stock                                                          50               18                9
              Additional paid-in capital                                        45,789            3,633            1,668
              Treasury stock                                                        --           51,029               --
              Retained earnings                                                     --          (48,885)              --
                                                                             ---------        ---------        ---------
                                                                             $      --        $      --        $      --
                                                                             =========        =========        =========

    Preferred stock was converted into common stock:
          Preferred stock                                                    $      --        $    (380)       $      --
          Common stock                                                              --                6               --
          Additional paid-in capital                                                --              374               --
                                                                             ---------        ---------        ---------
                                                                             $      --        $      --        $      --
                                                                             =========        =========        =========


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                   (Continued)

                                                                                    1999               1998               1997
                                                                                 -----------        -----------        -----------

Property and equipment were acquired through the forgiveness of the direct financing lease receivable and the issuance of a credit toward future management fees:
      Accounts receivable                                                        $        --        $     3,500        $        --
      Property and equipment                                                              --            (16,207)                --
      Investment in direct financing lease                                                --             12,707                 --
                                                                                 -----------        -----------        -----------
                                                                                 $        --        $        --        $        --
                                                                                 -----------        -----------        -----------

Property and equipment were acquired through the forgiveness of a note receivable:
      Note receivable                                                            $        --        $    57,624        $        --
      Property and equipment                                                              --            (58,487)                --
      Long-term debt                                                                      --                863                 --
                                                                                 -----------        -----------        -----------
                                                                                 $        --        $        --        $        --
                                                                                 -----------        -----------        -----------

Stock warrants were exercised for shares of Old CCA's common stock:
      Other assets                                                               $        --        $     1,450        $        --
      Common stock                                                                        --                 38                 --
      Additional paid-in capital                                                          --             15,892                 --
      Treasury stock                                                                      --            (17,380)                --
                                                                                 -----------        -----------        -----------
                                                                                 $        --        $        --        $        --
                                                                                 -----------        -----------        -----------

The Company acquired treasury stock and issued common stock in connection with the exercise of stock options:
      Additional paid-in capital                                                 $       242        $        --        $        --
      Treasury stock, at cost                                                           (242)                --                 --
                                                                                 -----------        -----------        -----------
                                                                                 $        --        $        --        $        --
                                                                                 -----------        -----------        -----------

The Company acquired Old Prison Realty's assets and liabilities for stock:
      Restricted cash                                                            $   (17,188)       $        --        $        --
      Property and equipment                                                      (1,223,370)                --                 --
      Other assets                                                                    22,422                 --                 --
      Accounts payable and accrued expenses                                           23,351                 --                 --
      Deferred gains on real estate transactions                                    (125,751)                --                 --
      Line of credit                                                                 279,600                 --                 --
      Distributions payable                                                            2,150                 --                 --
      Common stock                                                                       253                 --                 --
      Preferred stock                                                                107,500                 --                 --
      Additional paid-in capital                                                     952,927                 --                 --
                                                                                 -----------        -----------        -----------
                                                                                 $    21,894        $        --        $        --
                                                                                 -----------        -----------        -----------


                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                  (Continued)


                                                                       1999            1998               1997
                                                                    -----------       ---------        -----------

Sales of contracts to Old CCA, PMSI and JJFMSI:
      Accounts receivable                                           $        --       $ 105,695        $        --
      Prepaid expenses                                                       --           5,935                 --
      Deferred tax assets                                                    --           2,960                 --
      Other current assets                                                   --          14,865                 --
      Property and equipment, net                                            --          63,083                 --
      Notes receivable                                                       --        (135,854)                --
      Investments in affiliates                                              --        (120,916)                --
      Other long-term assets                                                 --          10,124                 --
      Accounts payable                                                       --         (25,559)                --
      Accrued salaries and wages                                             --          (7,401)                --
      Accrued expenses                                                       --         (24,387)                --
      Current portion of deferred gains on sales of contracts                --          16,671                 --
      Long-term debt                                                         --         (10,000)                --
      Deferred gains on sales of contracts                                   --         104,784                 --
                                                                    -----------       ---------        -----------
                                                                    $        --       $      --        $        --
                                                                    ===========       =========        ===========



The accompanying notes are an integral part of these consolidated statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)


1.     ORGANIZATION AND OPERATIONS

       BACKGROUND AND FORMATION TRANSACTIONS

       Prison Realty Trust, Inc., formerly Prison Realty Corporation, a Maryland corporation (the "Company"), was formed in September 1998. Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), merged with and into the Company on December 31, 1998 and January 1, 1999, respectively (collectively, the "1999 Merger"), pursuant to an Amended and Restated Agreement and Plan of Merger by and among Old CCA, Old Prison Realty and the Company, dated as of September 29, 1998.

       The 1999 Merger has been accounted for as a reverse acquisition of the Company by Old CCA and as an acquisition of Old Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements prior to January 1, 1999. The historical equity section of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Old Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

       OPERATIONS

       Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities as a lessor. As required by its governing instruments, the Company currently intends to elect to be taxed as a real estate investment trust ("REIT") for the year ended December 31, 1999. In the event that the Company completes the Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. See Note 22 for information on the Company's contingent tax liabilities. In either event, the Company expects that it will be taxed as a C corporation in the taxable year ending December 31, 2000 and thereafter.

       The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA, and the results of operations subsequent to January 1, 1999 reflect the operating results of the Company as a REIT. Management believes the comparison between 1999 and prior years is not meaningful because the prior years' financial condition, results of operations, and cash flows reflect the operations of Old CCA and the 1999 financial condition, results of operations and cash flows reflect the operations of the Company as a REIT.

       The following unaudited pro forma operating information presents a summary of comparable consolidated results of combined operations as a REIT of Old CCA and Old Prison Realty for the year ended December 31, 1998 (excluding (i) Old CCA's historical operations, (ii) the New CCA compensation charge, (iii) the cumulative effect of accounting change,
       (iv) any write off of loan costs, (v) any non-recurring expenses related to the 1999 Merger, (vi) any write-off of amounts under lease arrangements, (vii) any impairment loss, (viii) any loss on disposals of assets, and (ix) any provision for income taxes or change in tax status), as if the 1999 Merger had occurred as of January 1, 1998. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the 1999 Merger, in fact, occurred on January 1, 1998.

                                                              PRO FORMA
                                                            TWELVE MONTHS
                                                                ENDED
                        (UNAUDITED)                       DECEMBER 31, 1998
                                                          -----------------
         Revenues                                              $218,587
         Operating income                                       181,238
         Net income available to common shareholders            174,888
         Net income per common share:
             Basic                                                 1.88
             Diluted                                               1.73

2.     GOING CONCERN MATTERS

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default under its secured bank credit facility (the "Amended Credit Facility", outstanding balance of $928.2 million at December 31, 1999) and is in default under its 9.5% convertible subordinated notes (the "9.5% Convertible Notes", outstanding balance of $40.0 million at December 31, 1999). The defaults relate to failure to comply with certain financial covenants, the issuance of a going concern opinion qualification, and a "change in control" provision, as defined in the agreements. The noncompliance with the requirements under these outstanding obligations could result in the creditors demanding immediate repayment of these obligations. The events of default have not been formally or informally declared and no acceleration actions have been taken by the creditors. The Company has not obtained waivers of the noncompliance issues. Also, Prison Realty Trust, Inc. has limited resources currently available to meet its operating, capital expenditure and debt service requirements during 2000. In addition, as discussed in
       Note 22, the Company has significant outstanding shareholder and other litigation matters.

       The Company's primary lessee, Corrections Corporation of America ("New CCA"), which the Company is dependent on for its major sources of income, incurred a net loss of $202.9 million for the year ended December 31, 1999, has a net working capital deficiency and a net capital deficiency at December 31, 1999, and is in default under its revolving credit facility. New CCA's default under its revolving credit facility relates to failure to comply with certain financial covenants. In addition, New CCA is in default under the $137.0 million promissory note payable by New CCA to the Company (the "CCA Note"). As of December 31, 1999, approximately $24.9 million of rents due from New CCA to the Company under the master lease agreement and leases with respect to each leased property between New CCA and the Company (the "CCA Leases") were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, New CCA has paid $12.9 million of lease payments related to 1999.

       New CCA's defaults under the CCA Note relate to failure to make timely contractual payments. As of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Pursuant to the terms of the CCA Note, New CCA was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of New CCA's revolving credit facility, New CCA is prohibited from making the scheduled interest payments on the CCA Note when New CCA is not in compliance with certain financial covenants. New CCA is not in compliance with these financial covenants and, consequently, is prohibited from making the scheduled interest payments to the Company. Pursuant to the terms of the subordination agreement between the Company and the agent of New CCA's revolving credit facility, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as New CCA's revolving credit facility remains outstanding. Also, the independent public accountants of New CCA have indicated in their opinion on the respective 1999 consolidated financial statements that there is substantial doubt about New CCA's ability to continue as a going concern.

       Continued operating losses by New CCA, declarations of events of default and acceleration actions by the Company's and New CCA's creditors, the continued inability of New CCA to make contractual payments to the Company, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. In addition, these matters concerning the Company and New CCA raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

       In response to the significant losses experienced by the Company and by New CCA during 1999 and in response to the defaults under the Company's debt agreements, the Company's Board of Directors is considering various capital infusion proposals through one or more strategic investors, as well as various restructurings. A complete discussion of the Company's plan and recent developments affecting the Company's plan is included in
       Note 23.

3.     1999 MERGER TRANSACTIONS

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to New CCA all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and entered into a trade name use agreement as described in Note 5. In exchange, Old CCA received the CCA Note and 100% of the non-voting common stock of New CCA. The non-voting common stock represents a 9.5% economic interest in New CCA and was valued at the implied fair market value of $4.8 million. The Company succeeded to these interests as a result of the 1999 Merger. The sale to New CCA generated a deferred gain of $63.3 million. See Note 5 for discussion of the accounting for the CCA Note, the investment in New CCA and the deferred gain and for discussion of ongoing relationships with New CCA.

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Prison Management Services, LLC ("PMS LLC"), certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities. On January 1, 1999, PMS LLC merged with Prison Management Services, Inc., a privately-held Tennessee corporation ("PMSI"). In exchange, Old CCA received 100% of the non-voting membership interest in PMSI valued at the implied fair market value of $67.1 million. The Company succeeded to this interest as a result of the 1999 Merger. The sale to PMSI generated a deferred gain of $35.4 million.

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Juvenile and Jail Facility Management Services, LLC ("JJFMS LLC"), certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities. On January 1, 1999, JJFMS LLC merged with Juvenile and Jail Facility Management Services, Inc., a privately-held Tennessee corporation ("JJFMSI"). In exchange, Old CCA received 100% of the non-voting membership interest in JJFMSI valued at the implied fair market value of $55.9 million. The Company succeeded to this interest as a result of the 1999 Merger. The sale to JJFMSI generated a deferred gain of $18.0 million.

       On January 1, 1999, Old Prison Realty merged with and into the Company (the "Prison Realty Merger"). In the Prison Realty Merger, Old Prison Realty shareholders received 1.0 share of common stock or 8.0% Series A Cumulative Preferred Stock of the Company in exchange for each Old Prison Realty common share or Series A Cumulative Preferred Share. The Prison Realty Merger was accounted for as a purchase acquisition of Old Prison Realty. Subsequent to the Prison Realty Merger, the Company acquires, develops and leases properties rather than operating and managing prison facilities.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in majority-owned affiliates where control does not exist, including the Company's investments in PMSI and JJFMSI, are accounted for under the equity method. Investments in entities of less than 20% of an entity's outstanding stock and where no significant influence exists, including the Company's investment in New CCA, are accounted for under the cost method. All material intercompany transactions and balances have been eliminated in consolidation.

       REAL ESTATE PROPERTIES

       Property and equipment is carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction of major facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes based upon the estimated useful lives of the related assets of up to 50 years.

       ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company continually evaluates the recoverability of the carrying values of its long-lived assets when events suggest that an impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

       RESTRICTED CASH

       Restricted cash at December 31, 1999 was $24.4 million, of which $15.5 million represents cash collateral for an irrevocable letter of credit issued in connection with the construction of a facility and $6.9 million represents cash collateral for a guarantee agreement. The remaining $2.0 million represents cash collateral for outstanding letters of credit securing workers' compensation claims related to Old CCA.

       INVESTMENTS IN DIRECT FINANCING LEASES

       Investments in direct financing leases represent the portion of Old CCA's management contracts with governmental agencies that represent payments on building and equipment leases. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company's investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

       DEBT ISSUANCE COSTS

       Debt issuance costs are amortized on a straight-line basis over the life of the related debt and reflected as interest expense.

       DEFERRED GAINS ON REAL ESTATE TRANSACTIONS

       Deferred gains on real estate transactions were generated in 1997 and 1998 as a result of the sale of real estate properties to Old Prison Realty by Old CCA. Effective with the Prison Realty Merger on January 1, 1999, the Company eliminated the deferred gains on real estate transactions and reduced the value of the real estate properties received in connection with the Prison Realty Merger.

       DEFERRED GAINS ON SALES OF CONTRACTS

       The Company amortizes these deferred gains into income in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No.
       81. The deferred gain from the sale to New CCA will be amortized over the six year period in which principal payments on the CCA Note will be received. The deferred gains from the sales to PMSI and JJFMSI are being amortized over a five year period commencing January 1, 1999, which represents the average remaining lives of the contracts sold to PMSI and JJFMSI, plus any contractual renewal options.

       RENTAL REVENUES

       Rental revenues are recognized based on the terms of the Company's leases. Tenant incentive fees paid to lessees, including New CCA, are deferred and amortized as a reduction of rental revenue over the term of related leases. The realizability of capitalized tenant incentive fees is continually evaluated.

       INCOME TAXES

       Prior to 1999, income taxes were accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. For the year ended December 31, 1999, as required by the Company's governing instruments, the Company currently intends to elect to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying 1999 consolidated financial statements. The Company's election of REIT status for the taxable year ended December 31, 1999 will be subject to review by the Internal Revenue Service ("IRS"), for a period of three years from the date of filing of its 1999 tax return. In the event that the Company completes the Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. See Note 22 for additional information on the Company's contingent tax liabilities.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), the Company calculates the fair value of financial instruments using quoted market prices of similar instruments and discounted cash flow techniques. At December 31, 1999 and 1998, there were no differences between the carrying amounts and fair values of the Company's financial instruments, other than as disclosed in this note.

                                                                 DECEMBER 31,
                                            -----------------------------------------------------
                                                       1999                        1998
                                            --------------------------    -----------------------
                                              CARRYING                    CARRYING
                                               AMOUNT       FAIR VALUE      AMOUNT     FAIR VALUE
                                            -----------    -----------    ---------    ----------
         Investments in direct financing
            leases                          $    74,059    $    62,650    $  77,809    $  71,612
         Debt                                (1,098,991)    (1,103,171)    (299,833)    (307,806)
         Interest rate swap arrangement              --          2,407           --           --
         Forward contract for convertible
            subordinated notes                       --             --           --      (51,663)

       USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

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

       CONCENTRATION OF CREDIT RISKS

       The Company's credit risks related primarily to cash and cash equivalents, restricted cash, investments in direct financing leases and notes and other receivables from New CCA. See Notes 2 and 5 for discussion of credit risk related to New CCA. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company's investments in direct financing leases represent amounts due from governmental agencies. The Company's financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

       COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company's adoption of SFAS 130, effective January 1, 1998, has had no significant impact on the Company's results of operations as comprehensive income (loss) was equivalent to the Company's reported net income (loss) for the years ended December 31, 1999, 1998 and 1997.

       SEGMENT DISCLOSURES

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of SFAS 131 effective January 1, 1998. However, the Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no significant effect on the Company.

       START UP COSTS

       Effective January 1, 1998, Old CCA adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). As a result, Old CCA recorded a $16.1 million charge as a cumulative effect of accounting change, net of taxes of $10.3 million, for the effect of this change on periods through December 31, 1997. The effect of this accounting change for the year ended December 31, 1998 was a $14.9 million charge reflected in operating expenses. Prior to adoption of SOP 98-5, project development and facility start-up costs were deferred and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

       MANAGEMENT CONTRACTS

       Prior to 1999, Old CCA had maintained contracts with various governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. Old CCA also maintained contracts with various federal, state and local governmental entities for the housing of inmates in Old CCA owned facilities at fixed per diem rates. These contracts usually contained expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts had current terms that required renewal every two to five years. Old CCA expected to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Fixed monthly rate revenue has been recorded in the month earned and fixed per diem revenue has been recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. Old CCA recognized development revenue on the percentage-of-completion method and recognized any additional management service revenues when earned or awarded by the respective authorities. As discussed in Note 3, Old CCA sold its management contracts and related net assets on December 31, 1998.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The Company does not believe that the impact of adoption of SFAS 133 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

       RECLASSIFICATIONS

       Certain reclassifications of 1998 and 1997 amounts have been made to conform with the 1999 presentation.

5.     RELATIONSHIP WITH NEW CCA

       New CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and New CCA, the Company is dependent on its significant sources of income from New CCA. In addition, the Company pays New CCA tenant incentive fees and fees for services rendered to the Company in development of its correctional and detention facilities. As of December 31, 1999, New CCA leased 34 of the 42 operating facilities owned by the Company.

       CCA NOTE

       As discussed in Note 3, in connection with the 1999 Merger, Old CCA received a $137.0 million promissory note due from New CCA. The Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note is payable annually at the rate of 12%. Principal is due in six equal annual installments beginning December 31, 2003. Ten percent of the outstanding principal of the CCA Note is personally guaranteed by the Company's Chief Executive Officer, who also serves as the Chief Executive Officer and a member of the Board of Directors of New CCA. As discussed in Note 2, as of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Pursuant to the terms of the CCA Note, New CCA was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of New CCA's revolving credit facility, New CCA is prohibited from making the scheduled interest payments on the CCA Note when New CCA is not in compliance with certain financial covenants. New CCA is not in compliance with these financial covenants and, consequently, is prohibited from making the scheduled interest payments to the Company. Pursuant to the terms of the subordination agreement between the Company and the agent of New CCA's revolving credit facility, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as New CCA's revolving credit facility remains outstanding. The Company has fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999.

       INVESTMENT IN NEW CCA

       As discussed in Note 3, in connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock of New CCA. The Company succeeded to the investment in New CCA as a result of the 1999 Merger. The non-voting common stock represents a 9.5% economic interest in New CCA. The investment in New CCA is valued at $4.8 million and is included in Investments in affiliates in the accompanying consolidated balance sheets. For the year ended December 31, 1999, the Company recognized no income or loss related to its stock ownership investment in New CCA.

       DEFERRED GAIN ON SALE TO NEW CCA

       As discussed in Note 3, the sale to New CCA generated a deferred gain of $63.3 million. The $63.3 million deferred gain is included in deferred gains on sales of contracts in the accompanying consolidated balance sheets. No amortization of the New CCA deferred gain occurred during the year ended December 31, 1999.

       CCA LEASES

       On January 1, 1999, immediately after the 1999 Merger, all existing leases between Old CCA and Old Prison Realty were cancelled and the Company entered into the CCA Leases. The terms of the CCA Leases are for twelve years and may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and New CCA.

       As of December 31, 1999, the annual base rent with respect to each facility is subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payment with respect to such facility or (ii) 10% of the excess of New CCA's aggregate gross management revenues for the prior year over a base amount of $325.0 million.

       For the year ended December 31, 1999, the Company recognized gross rental revenue from New CCA of $263.5 million.

       Based on the CCA Leases in effect at December 31, 1999, the future minimum lease payments scheduled to be received by the Company under the CCA Leases as of January 1, 2000 are as follows:

            Years Ending December 31:
            2000                                             $  310,651
            2001                                                310,651
            2002                                                310,651
            2003                                                310,651
            2004                                                310,651
            Thereafter                                        1,890,193
                                                             ----------
                                                             $3,443,448
                                                             ==========

       As discussed in Note 2, New CCA failed to make timely contractual payments under the CCA Leases. As of December 31, 1999, approximately $24.9 million of rents due from New CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, New CCA has paid $12.9 million of lease payments related to 1999 and no lease payments related to 2000.

       In addition, the Company expects that the CCA Leases will be materially impacted by either the prospective equity investment and related restructuring discussed in Note 23 or by renegotiation of the CCA Leases with New CCA.

       TENANT INCENTIVE ARRANGEMENT

       On May 4, 1999, the Company and New CCA entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 (four thousand dollars) per bed payable with respect to all future facilities developed and facilitated by New CCA, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 (eight hundred forty dollars) per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee includes an allowance for rental payments to be paid by New CCA prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement is four years, unless extended upon the written agreement of the Company and New CCA. The incentive fees with New CCA were deferred and the Company expected to amortize them as a reduction to rental revenues over the respective lease term.

       For the year ended December 1999, the Company had paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplates either merging with New CCA and thereby eliminating the CCA Leases or amending the CCA Leases to reduce the lease payments to be paid by New CCA to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million.

       TRADE NAME USE AGREEMENT

       In connection with the 1999 Merger, Old CCA entered into a trade name use agreement with New CCA (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of ten years, Old CCA granted to New CCA the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. The Company succeeded to this interest as a result of the 1999 Merger. In consideration for such right under the terms of the Trade Name Use Agreement, New CCA will pay a fee equal to (i) 2.75% of the gross revenues of New CCA for the first three years, (ii) 3.25% of New CCA's gross revenues for the following two years, and (iii) 3.625% of New CCA's gross revenues for the remaining term, provided that after completion of the 1999 Merger the amount of such fee may not exceed (a) 2.75% of the gross revenues of the Company for the first three years, (b) 3.5% of the Company's gross revenues for the following two years, and (c) 3.875% of the Company's gross revenues for the remaining term.

       For the year ended December 31, 1999, the Company recognized income of $8.7 million from New CCA under the terms of the Trade Name Use Agreement.

       CCA RIGHT TO PURCHASE AGREEMENT

       On January 1, 1999, immediately after the 1999 Merger, the Company and New CCA entered into a Right to Purchase Agreement (the "CCA Right to Purchase Agreement") pursuant to which New CCA granted to the Company a right to acquire, and lease back to New CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by New CCA in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and New CCA. Additionally, New CCA granted the Company a right of first refusal to acquire any New CCA-owned correctional or detention facility should New CCA receive an acceptable third party offer to acquire any such facility. Since January 1, 1999, the Company has not purchased any assets from New CCA under the CCA Right to Purchase Agreement.

       CCA SERVICES AGREEMENT

       On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the "CCA Services Agreement") with New CCA pursuant to which New CCA will serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the CCA Services Agreement. In such capacity, New CCA will perform, at the direction of the Company, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of such services by New CCA, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 (five hundred sixty dollars) per bed for facility preparation services provided by New CCA prior to the date on which inmates are first received at such facility. The Board of Directors of the Company has authorized payments up to an additional 5% of the total capital expenditures (as determined above) to New CCA if additional services are requested by the Company. A majority of the Company's current development projects have been subject to a fee totaling 10%.

       Costs incurred by the Company under the CCA Services Agreement are capitalized as part of the facilities' development cost. Costs incurred under the CCA Services Agreement and capitalized as part of the facilities' development cost totaled $41.6 million for the year ended December 31, 1999.

       BUSINESS DEVELOPMENT AGREEMENT

       On January 1, 1999, immediately after the 1999 Merger, the Company entered into a four year business development agreement (the "Business Development Agreement") with New CCA, which provides that New CCA will perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company has agreed to pay to New CCA a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which New CCA performed business development services.

       Costs incurred by the Company under the Business Development Agreement are capitalized as part of the facilities' development cost. Costs incurred under the Business Development Agreement and capitalized as part of the facilities' development cost totaled $15.0 million for the year ended December 31, 1999.

       RECEIVABLE FROM NEW CCA

       As of December 31, 1999, the Company had recorded a receivable of $28.6 million from New CCA. This receivable was comprised primarily of rent due under the CCA Leases for the month of December 1999 ($24.9 million) and licensing fees due under the Trade Name Use Agreement ($2.2 million).

       NEW CCA FINANCIAL INFORMATION

       The following summarized operating information presents New CCA's results of operations for the year ended December 31, 1999:

             Revenues                                      $ 499,292
             Net loss                                       (202,918)

       The following summarized balance sheet information presents New CCA's financial position as of December 31, 1999:

             Current assets                                $  88,647
             Total assets                                    184,701
             Current liabilities                             258,421
             Deferred credits                                107,070
             Total liabilities                               365,491
             Stockholders' deficit                          (180,790)

       The following summary presents New CCA's cash flows for the year ended December 31, 1999:

             Cash flows used in operating activities       $(16,332)
             Cash flows used in investing activities         (2,091)
             Cash flows provided by financing activities     10,089
                                                           ---------
             Net decrease in cash for 1999                 $ (8,334)
                                                           =========

       New CCA has utilized cash from borrowings under its revolving credit facility, equity issuances and payments from the Company for tenant incentive arrangements and other services to offset the cash requirements of its operating losses. New CCA expects to continue to use these sources of cash to offset its anticipated losses from operations; however, amounts presently anticipated to be available to New CCA will not be sufficient to offset all of New CCA's expected future operating losses.

6.     REAL ESTATE PROPERTIES

       At December 31, 1999, the Company owned or was in the process of developing 52 real estate properties (including 50 correctional and detention facilities and two corporate office buildings), of which 44 properties were operating, five were under construction or expansion and three were in the planning stages, with a total aggregate cost of $2.3 billion. At December 31, 1999, New CCA leased 36 properties from the Company, governmental agencies leased five facilities from the Company and private operators leased three facilities from the Company. The Company expects to lease four of the facilities under construction or development to New CCA.

       Real estate properties as of December 31, 1999 consist of the following:


                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                    INITIAL COST                    TO ACQUISITION
                                            ----------------------------    -----------------------------
                                                           BUILDINGS,                       BUILDINGS,
                                                          IMPROVEMENTS,                    IMPROVEMENTS,
                                                            EQUIPMENT,                       EQUIPMENT,
                                                         CONSTRUCTION IN                  CONSTRUCTION IN
                                               LAND          PROGRESS          LAND          PROGRESS
                                            ----------      ----------      ----------      ----------
       Texas (9 properties)                 $    2,930      $  275,059      $      559      $    4,959
       Oklahoma (4 properties)                     826         225,572            --             7,998
       Kentucky (4 properties)                   1,818          25,028            --            33,489
       Tennessee (5 properties)                 15,485         114,052            --             2,948
       New Mexico (3 properties)                 1,376          88,618             403          23,813
       Arizona (3 properties)                    2,688         401,666            --             1,462
       Colorado (3 properties)                     956          78,978            --            18,665
       Georgia (5 properties)                    1,297         154,058            --              --
       California (4 properties)                 3,699         231,824            --              --
       North Carolina (2 properties)               406          83,448            --              --
       Ohio (2 properties)                       1,507         163,967            --             2,215
       All Other States (7 properties)           3,462         194,026            --               873
       United Kingdom (1 property)                --            88,151            --              --
                                            ----------      ----------      ----------      ----------
                                            $   36,450      $2,124,447      $      962      $   96,422
                                            ==========      ==========      ==========      ==========


                                               TOTAL HISTORICAL COST AT DECEMBER 31, 1999
                                              -------------------------------------------
                                                               BUILDINGS,
                                                             IMPROVEMENTS,
                                                                EQUIPMENT,
                                                            CONSTRUCTION IN                   ACCUMULATED
                                                  LAND          PROGRESS          TOTAL       DEPRECIATION
                                               ----------      ----------      ----------      ----------
       Texas (9 properties)                    $    3,489      $  280,018      $  283,507      $    7,141
       Oklahoma (4 properties)                        826         233,570         234,396           5,599
       Kentucky (4 properties)                      1,818          58,517          60,335           1,293
       Tennessee (5 properties)                    15,485         117,000         132,485           7,197
       New Mexico (3 properties)                    1,779         112,431         114,210           3,166
       Arizona (3 properties)                       2,688         403,128         405,816           7,737
       Colorado (3 properties)                        956          97,643          98,599           4,497
       Georgia (5 properties)                       1,297         154,058         155,355           2,252
       California (4 properties)                    3,699         231,824         235,523             802
       North Carolina (2 properties)                  406          83,448          83,854           2,348
       Ohio (2 properties)                          1,507         166,182         167,689           4,104
       All Other States (7 properties)              3,462         194,899         198,361           3,649
       United Kingdom (1 property)                   --            88,151          88,151            --
                                               ----------      ----------      ----------      ----------
                                               $   37,412      $2,220,869      $2,258,281      $   49,785
                                               ==========      ==========      ==========      ==========

       The following schedule is a reconciliation of the total changes in the historical cost of real estate properties and accumulated depreciation for the Company for the period December 31, 1998 to December 31, 1999:

                                                                                                  ACCUMULATED
                                                                          HISTORICAL COST         DEPRECIATION
                                                                          ---------------       ---------------
             Balance, December 31, 1998                                   $       637,640       $        10,251

             Old Prison Realty Merger                                           1,223,371                    --
             Depreciation expense                                                      --                44,062
             Disposals of assets                                                  (53,586)               (2,882)
             Impairment loss                                                      (78,079)               (1,646)
             Additions of property and equipment                                  528,935                    --
                                                                          ---------------       ---------------
             Balance, December 31, 1999                                   $     2,258,281       $        49,785
                                                                          ===============       ===============

       Pursuant to the 1999 Merger, the Company acquired all of the assets and liabilities of Old Prison Realty on January 1, 1999, including 23 leased facilities and one real estate property under construction. The real estate properties acquired by the Company in conjunction with the acquisition of Old Prison Realty have been recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by APB 16 resulting in a $1.2 billion increase to real estate properties at January 1, 1999.

       SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. In December 1999, the poor financial position, results of operations and cash flows of New CCA indicated to management that certain of its correctional and detention facilities might be impaired. In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company's investment in that property. Through its analysis, the Company determined that three of its correctional and detention facilities in the state of Kentucky had been impaired. For these three properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million.

       Eight of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, two of the facilities are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the term of the ground lease.

7.       ACQUISITIONS AND DIVESTITURES

       In April 1998, Old CCA acquired all of the issued and outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition") for approximately $10.0 million, less cash acquired. The transaction was accounted for as a purchase transaction and the purchase price was allocated to the assets and liabilities acquired based on the fair value of the assets and liabilities acquired. By virtue of the USCC Acquisition, Old CCA acquired contracts to manage four currently operating facilities in Kentucky, each of which was owned by Old Prison Realty at December 31, 1998, one facility in Florida, which is owned by a governmental entity in Florida, as well as one facility in Texas, which is owned by a governmental entity in Texas. During 1998, subsequent to the USCC Acquisition, the contract to manage the Texas facility expired and was not renewed. Old CCA also obtained the right to enter into contracts to manage two North Carolina facilities previously owned by Old Prison Realty, both of which were under construction as of the date of the USCC Merger. During 1998, both North Carolina facilities became operational and Old CCA entered into contracts to manage those facilities upon completion of the construction.

       In April 1999, the Company purchased the Eden Detention Center in Eden, Texas for $28.1 million. The facility has a design capacity of 1,225 beds and is leased to New CCA under lease terms substantially similar to the CCA Leases.

       In June 1999, the Company incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets' depreciated book value. The Company received $3.5 million of the proceeds during 1999. As of December 31, 1999, the Company has a receivable of $3.0 million related to this settlement.

       In December 1999, the Company incurred a loss of $0.4 million resulting from a sale of a new facility in Florida. Construction on the facility was completed by the Company in May 1999. In accordance with the terms of the management contract between Old CCA and Polk County, Florida, Polk County exercised an option to purchase the facility. Net proceeds of $40.5 million were received by the Company.


8.     INVESTMENTS IN AFFILIATES

       As discussed in Note 3, in connection with the 1999 Merger, Old CCA received 100% of the non-voting interest in PMSI and JJFMSI valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company's ownership interests obligate PMSI and JJFMSI to make distributions to the Company equal to 95% of their net income as determined in accordance with generally accepted accounting principles ("GAAP") plus non-cash expenses, as defined. For the year ended December 31, 1999, the Company recognized equity in earnings of PMSI and JJFMSI of $4.7 million and $7.5 million, respectively, and received distributions from PMSI and JJFMSI of $11.0 million and $10.6 million, respectively.

       Investments in affiliates consist of the following:

                                                         DECEMBER 31,
                                             ----------------------------------
                                                 1999                1998
                                             ---------------    ---------------
            Investment in PMSI               $        60,756    $        67,059
            Investment in JJFMSI                      52,726             55,882
            Investment in New CCA                      4,750              4,750
                                             ---------------    ---------------
                                             $       118,232    $       127,691
                                             ===============    ===============

      The following operating information presents a combined summary of the results of operations of PMSI and JJFMSI for the year ended December 31, 1999:

             Revenues                       $     288,289
             Net income                            12,851

       The following balance sheet information presents a combined summary of the financial position of PMSI and JJFMSI as of December 31, 1999:

             Current assets                  $      60,741
             Total assets                          151,167
             Current liabilities                    31,750
             Total liabilities                      32,622
             Stockholders' equity                  118,545


9.     INVESTMENTS IN DIRECT FINANCING LEASES

       At December 31, 1999, the Company's investments in direct financing leases represent net receivables under building and equipment leases between the Company and certain governmental agencies. Certain of the agreements contain provisions that allow the governmental agencies to purchase the buildings and equipment for predetermined prices at specific intervals during the term of the agreement.

       A schedule of future minimum rentals to be received under direct financing leases in years subsequent to December 31, 1999, is as follows:

               YEAR                                             AMOUNT
              ------                                        --------------
              2000                                          $        5,101
              2001                                                   5,101
              2002                                                   5,101
              2003                                                   5,101
              2004                                                   5,101
              Thereafter                                            60,293
                                                            --------------
              Total minimum obligation                              85,798
              Less unearned interest income                        (11,739)
                                                            --------------
              Investments in direct financing leases        $       74,059
                                                            ==============

       During the years ended December 31, 1999, 1998 and 1997, the Company recorded interest income of $3.4 million, $3.5 million and $3.3 million, respectively, under these leases.

       In May 1998, the Company agreed to pay a governmental agency $3.5 million in consideration of the governmental agency's relinquishing its rights to purchase a facility. As a result, the Company converted the facility from a direct financing lease to property and equipment.


10.    OTHER ASSETS

       Other assets consist of the following:

                                                                                     DECEMBER 31,
                                                                         ----------------------------------
                                                                             1999                1998
                                                                         ---------------    ---------------
             Debt issuance costs, less accumulated amortization of
                $5,888 and $627, respectively                            $        41,462    $         7,028
             Receivable from Agecroft Prison Management, Inc.
                                                                                   4,665              1,549
             Receivable for South Carolina settlement                              3,000                 --
             Deferred acquisition costs                                            2,514             26,270
             Executive notes receivable                                            2,094                 --
             Receivable from PMSI                                                  1,283                 --
             Other assets                                                          5,607              3,360
                                                                         ---------------    ---------------
                                                                         $        60,625    $        38,207
                                                                         ===============    ===============

       In connection with procuring the Company's $1.0 billion Amended Credit Facility discussed in Note 12, the Company incurred $41.2 million of debt issuance costs, of which $5.1 million has been amortized as of December 31, 1999. In connection with procuring the Company's $100.0 million Senior Notes discussed in Note 12, the Company incurred $5.5 million of debt issuance costs, of which $0.4 million has been amortized as of December 31, 1999.

       In 1998, Old CCA entered into an agreement with Agecroft Prison Management, Inc. ("APM") to loan APM approximately $5.0 million. The Company succeeded to this interest as a result of the 1999 Merger. Interest at 13.367% is payable semi-annually. All principal is due January 2025. APM manages an 800 bed medium-security prison in Salford, England for an agency of the British government.

       In connection with the prospective equity investment and related restructuring discussed in Note 23, the Company has incurred a total of $6.4 million of costs, of which $2.5 million have been deferred as other assets. The Company anticipates it will begin amortization of these deferred costs following the consummation of the prospective equity investment and related restructuring. In the event the proposed transactions are not completed, the Company will expense these costs in the period during which their continuing value is determined to be impaired.

       The executive notes receivable were issued to three key executives. Interest at the thirty day London Interbank Offered Rate ("LIBOR") rates plus 2.5% is payable annually. The original principal amount of the executive notes was $3.0 million. The reduction in principal resulted from payments made during 1999 in relation to severance agreements with two of the executives. The remaining principal payments begin in 2003 and conclude in 2005.

       The receivable from PMSI represents amounts loaned to PMSI on a short-term basis to fund construction costs of PMSI. The loan is non-interest bearing. Principal is due on demand.


 11.   DISTRIBUTIONS TO SHAREHOLDERS

       The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). During the year ended December 31, 1999, the Company made $217.7 million of distributions related to its common stock and 8.0% Series A Cumulative Preferred Stock. For purposes of meeting the distribution requirements discussed above, $152.5 million of the total distributions in 1999 have been designated as distributions of the Accumulated Earnings and Profits.

       In addition to distributing the Accumulated Earnings and Profits, the Company, as a REIT, is also required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of December 31, 1999, the Company currently intends to pay sufficient dividends either in cash or in securities to satisfy all distribution requirements for qualification as a REIT for 1999 and currently estimates that $143.7 million will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. The Company may partially satisfy these requirements through the payment of a one-time special dividend (the "Special Dividend"). Certain provisions of the Amended Credit Facility restrict the Company's ability to pay these required distributions in cash. As of December 31, 1999, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares have been declared and accrued in the accompanying consolidated balance sheets. The remaining $141.5 million of distributions that must be paid to shareholders in 2000 in order for the Company to maintain its status as a REIT have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets. If the Company completes the Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999, and no further dividends would be paid on the Company's common stock.

       As a result of the Company's failure to declare, prior to December 31, 1999, and failure to distribute, prior to January 31, 2000, dividends sufficient to distribute 95% of its taxable income for 1999, the Company is subject to excise taxes, which are currently estimated to be $7.1 million and which have been accrued as of December 31, 1999 in accounts payable and accrued expenses in the consolidated balance sheets.

       Quarterly distributions and the resulting tax classification for common stock distributions are as follows:

          Declaration             Record           Payment         Distribution       Ordinary           Return of
             Date                  Date              Date           Per Share          Income             Capital
       ---------------------- ---------------- ----------------- ----------------- ----------------- -------------------
             03/04/99            03/19/99          03/31/99          $0.60            100.0%               0.0%
             05/11/99            06/18/99          06/30/99           0.60            100.0%               0.0%
             08/27/99            09/17/99          09/30/99           0.60            100.0%               0.0%

       Quarterly distributions and the resulting tax classification for the 8.0% Series A Cumulative Preferred Shares are as follows:

          Declaration             Record           Payment         Distribution       Ordinary           Return of
             Date                  Date              Date           Per Share          Income             Capital
       ---------------------- ---------------- ----------------- ----------------- ----------------- -------------------
             03/04/99            03/31/99          04/15/99          $0.50             100.0%               0.0%
             05/11/99            06/30/99          07/15/99           0.50             100.0%               0.0%
             08/27/99            09/30/99          10/15/99           0.50             100.0%               0.0%
             12/22/99            12/31/99          01/15/00           0.50             100.0%               0.0%

 12.   DEBT

       Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                ------------------------------------
                                                                                     1999                 1998
                                                                                ---------------      ---------------
             Amended Credit Facility, principal payable quarterly with remaining unpaid balances due at maturity in 2002, interest payable
                periodically at a variable rate (10.0% at December
                31, 1999)                                                       $       928,234       $           --
             Senior Notes, principal due at maturity in June 2006, interest
                payable semi-annually at 12%                                            100,000                   --
             9.5% Convertible Subordinated Notes, principal due at maturity in December 2008, interest payable semi-annually at 9.5%
                                                                                         40,000               20,000
             7.5% Convertible Subordinated Notes, principal due at maturity in
                February 2005 with call provisions beginning in February 2003, interest payable quarterly at 7.5%
                                                                                         30,000               30,000
             Old CCA Revolving Credit Facility payable to a group of banks,
                interest at a variable rate, repaid in 1999                                  --              222,000
             Convertible Subordinated Notes, interest at 7.5%, converted in
                1999                                                                         --               20,000
             Convertible Subordinated Notes, interest at 8.5%, converted in
                1999                                                                         --                7,000
             Other                                                                          757                  833
                                                                                ---------------      ---------------
                                                                                $     1,098,991      $       299,833
                                                                                ===============      ===============

       THE CREDIT FACILITY AND AMENDED CREDIT FACILITY

       At December 31, 1998, the Company was successor to Old CCA's outstanding revolving credit borrowings of $222.0 million under a revolving credit facility providing for borrowings up to $350.0 million. The facility bore interest at the bank's prime rate or LIBOR plus 1.25%. In connection with the merger transactions and divestitures discussed in Note 3, PMSI and JJFMSI each assumed $5.0 million of debt related to the Company's revolving credit facility. In January 1999, PMSI and JJFMSI repaid their portions of the outstanding debt balance. Old CCA's revolving credit facility was replaced on January 1, 1999 with a new credit facility discussed below.

       On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan requires quarterly principal payments of $625 throughout the term of the loan with the remaining balance maturing on December 31, 2002. The revolving loans mature on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility were subject to change based on the Company's senior debt rating. The Credit Facility was secured by mortgages on the Company's real property.

       On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $875 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. Under the Amended Credit Facility, Lehman Commercial Paper Inc. replaced NationsBank, N.A. as Administrative Agent.

       The Amended Credit Facility, similar to the Credit Facility, provides for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. Similar to the Credit Facility, the Amended Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Credit Facility bear interest at a variable rate equal to 3.75% to 4.00% in excess of LIBOR or 2.25% to 2.50% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR or 1.75% in excess of a base rate in the Credit Facility.

       Upon the lenders' determination that the Company is in default under the terms of the Amended Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, the Company is currently in default under the Amended Credit Facility and, consequently, has become subject to the default rate of interest effective on January 25, 2000.

       The Company incurred costs of $59.2 million in consummating the Credit Facility and the Amended Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote off $9.0 million of expenses related to the Credit Facility upon completion of the amendment and restatement.

       In accordance with the terms of the Amended Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002. The effect of these arrangements is recognized in interest expense.

       The Amended Credit Facility, similar to the Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. The Amended Credit Facility contains certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios and (b) restrictions on the incurrence of additional indebtedness.

       The Amended Credit Facility also restricted the Company's ability to make the 1999 cash payment of the Special Dividend unless (a) the Company had liquidity of at least $75.0 million at the dividend declaration date after giving effect to the payment of the Special Dividend, (b) the Company received at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and (c) New CCA received at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Amended Credit Facility also restricts the cash payment of the Special Dividend in 2000.

       The current financial condition of the Company, the inability of New CCA to make certain of its payment obligations to the Company, the ongoing process surrounding the prospective equity investment and related restructuring, and the actions taken by the Company and New CCA in attempts to resolve current liquidity issues of the Company and New CCA have rendered a series of default or potential default issues under the Amended Credit Facility. These defaults and potential defaults consist of the following:

        - Restrictions upon the ability of the Company to amend the terms of its agreements with New CCA without the consent of its senior lenders create a potential default due to the Company's anticipation of required amendments to alter the timing and amount of payments under the terms of the CCA Leases, as well as interest payments on the CCA Note, as discussed in Note 23.

        - Restrictions upon the ability of the Company to enter into any agreement constituting a "change of control" provision, as defined in the Amended Credit Facility, create the need for a consent based upon the execution of a securities purchase agreement with a prospective equity investor (as discussed in Note 23) and the appointment of a new Chairman of the Board of Directors of the Company and a new President of the Company.

        - For the fiscal quarter ending December 31, 1999, the Company was not in compliance with the following financial covenants, as defined in the Amended Credit Facility: (i) the Company's interest coverage ratio and (ii) the Company's leverage ratio.

        - The existence of explanatory paragraphs in the reports of each of the Company's and New CCA's reports of independent public accountants relating to the Company's and New CCA's financial statements as to the ability of each of the Company and New CCA to continue as a going concern render the Company in violation of the provisions of the Amended Credit Facility requiring unqualified opinions for the Company and New CCA.

        - The March 21, 2000 declaration of the quarterly dividend on the 8.0% Series A Cumulative Preferred Stock for the quarter ended March 31, 2000, payable April 17, 2000, constituted an event of default, based on the Company's unwaived defaults at the time the dividend was declared.

        - New CCA's revolving credit facility requires that New CCA have a net worth in excess of certain specified amounts. On December 31, 1999, New CCA was not, and it currently is not, in compliance with this financial covenant, which is an event of default under the Company's Amended Credit Facility.

        - As of March 31, 2000, the Company projects that it will not be in compliance with the following financial covenants, as defined in the Amended Credit Facility: (i) the Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; (iii) the Company's leverage ratio; and (iv) the Company's ratio of total indebtedness to total capitalization.

        - In addition, as described below, the Company is in default under the provisions of the 9.5% Convertible Notes. Due to cross-default provisions existing between the Amended Credit Facility and the 9.5% Convertible Notes, the Company has been considered in default of this provision of the Amended Credit Facility since January 25, 2000.

       The Company plans to request the consent of the requisite percentage of its senior lenders under the Amended Credit Facility for a waiver of the Amended Credit Facility's restrictions relating to certain amendments of the Company's agreements with New CCA. The Company also plans to request the consent of such lenders with respect to an additional waiver of the Amended Credit Facility's financial covenants described above, as well as a temporary amendment to the Amended Credit Facility changing the definition of the Company's borrowing base to alleviate the adverse effect of the deferred rental payments on the Company's borrowing base. In connection with the waiver of the financial covenants, the Company will request that the calculation of the Company's interest coverage ratio and the Company's leverage ratio as of December 31, 1999 be amended. In addition, the Company anticipates the request of the waiver, subject to certain conditions, of events of default under the provisions of the Amended Credit Facility relating to certain defaults under the 9.5% Convertible Notes. These proposed waivers of, and amendment to, the terms of the Amended Credit Facility would remain in effect only until the earlier to occur of: (i) the completion of a prospective equity investment and related restructuring, (ii) termination of the agreements with the Fortress/Blackstone Investors or (iii) a yet undetermined date.

       Management expects the conditions to the effectiveness of all of the proposed waivers of, and amendment to, the provisions of the Amended Credit Facility will include, among other conditions (i) New CCA having obtained a waiver of, and an amendment to, certain provisions of its revolving credit facility and (ii) the Company having delivered to the trustee of the Company's $100.0 million Senior Notes an opinion as to the fairness, from a financial point of view, to the Company of the amendments to the terms of the CCA Leases and the amendments to the Business Development Agreement, the CCA Services Agreement and the Amended and Restated Tenant Incentive Agreement issued by an accounting, appraisal or investment banking firm of national standing.

       There can be no assurance that the lenders under the Amended Credit Facility will consent to any proposed waiver of, and amendments to, the note agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. Moreover, the effectiveness of the proposed waivers of, and amendments to, the Company's bank credit facility is subject to the satisfaction of the conditions described above and the attainment of the waivers of, and amendments to, the applicable provisions of New CCA's bank credit facility. In the event the Company is unable to obtain the necessary waivers or amendments to the bank credit facility, or to comply with and maintain the proposed waivers and amendments, or if the Company defaults under the terms of any of its other indebtedness, and such indebtedness is accelerated, the senior lenders under the Company's bank credit facilities are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the bank credit facility. In addition, the Company's Senior Notes (as defined herein), the $40.0 million 9.5% convertible, subordinated MDP Notes and the $30.0 million 7.5% convertible, subordinated notes payable to PMI contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under its bank credit facility or if the obligations under the Company's bank credit facility have been accelerated. If the senior lenders under the Company's bank credit facility elect to exercise their rights to accelerate the Company's obligations under the bank credit facility, and/or if the senior lenders do not consent to the proposed waivers and amendments (or acceptable alternative waivers and amendments), such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's Senior Notes (as defined herein) or its convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

       The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of its bank credit facility to meet these requirements. Due to the Company's financial condition and non-compliance with certain covenants under the terms of its bank credit facility, the availability of borrowing under its bank credit facility is uncertain. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirement in the future.

       SENIOR NOTES

       On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Senior Notes"). Interest on the Senior Notes is paid semi-annually in arrears, and the Senior Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under its Credit Facility.

       As of December 31, 1999, the Company is not in default under the terms of the Senior Notes. However, amendment of the Company's agreements with New CCA without prior delivery of fairness opinions, as described above, to the trustee of the Senior Notes would constitute an event of default.

       In addition, the indenture governing the Senior Notes contains a provision which allows the holders thereof to accelerate the Senior Notes and seek remedies if the Company has a payment default under its bank credit facility or if the obligations under the Company's bank credit facility have been accelerated.

       9.5% CONVERTIBLE SUBORDINATED NOTES

       On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in December 2008, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The 9.5% Convertible Notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of December 31, 1999, the conversion price for the 9.5% Convertible Notes was $23.63 per share as compared to $28.00 per share at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share, as provided in the original terms of the 9.5% Convertible Notes.

       The provisions of the 9.5% Convertible Notes provide that the execution of the securities purchase agreement with the prospective equity investor as discussed in Note 23 by the Company constitutes a "change of control" of the Company. This "change of control" gave rise to a right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holder to the Company. In addition, as of February 5, 2000, the Company was no longer in compliance with a financial covenant contained in the note agreement relating to the ratio of the Company's total indebtedness to total capitalization. As a result of the violation of these covenants, the Company is in default under the provisions of the note agreement, and the holders of such notes may, at their option, accelerate all or a portion of the outstanding principal amount of this indebtedness. Moreover, during any period in which the Company is in default under the provisions of the note agreement, the holders of the notes may require the Company to pay an applicable default rate of interest of 20%. In addition to the default rate of interest, as a result of the default, the Company is obligated, under the terms of the 9.5% Convertible Notes, to pay the holders of the notes contingent interest sufficient to permit those note holders to receive a 15% rate of return on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the 9.5% Convertible Notes. Because the conversion into common stock is at the election of the note holders, the Company has accrued the contingent interest from the date of issuance through December 31, 1999 of approximately $2.1 million.

       The Company has initiated discussions with the holders of these notes to waive the occurrence of a "change of control" arising from the Company's execution of the securities purchase agreement with the prospective equity investor, thereby extinguishing the Company's obligation to repurchase the notes at a premium. In addition, the Company has requested that the provisions of the note agreement be amended to: (i) remove the financial covenant relating to the Company's total indebtedness to total capitalization; (ii) remove a covenant requiring the Company to use its best efforts to qualify as a REIT for federal income tax purposes; and
       (iii) remove a covenant restricting the Company's ability to conduct business other than the financing, ownership and development of prisons and other correctional facilities.

       There can be no assurance that the holders of these notes will consent to any proposed waiver of, and amendments to, the note agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments.

       7.5% CONVERTIBLE SUBORDINATED NOTES

       The $30.0 million 7.5% Convertible Notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of December 31, 1999, the conversion price for the note was $23.63 per share as compared to $27.42 per share at issuance. This change in conversion price resulted from dividends paid by the Company in 1999 and from the March 8, 1999 conversion of a $7.0 million convertible subordinated note issued to Sodexho into 1.7 million shares of common stock at a conversion price of $4.09 per share and the conversion of a $20.0 million convertible subordinated note issued to Sodexho into 2.6 million shares of common stock at a conversion price of $7.80 per share, as provided in the original terms of the 7.5% Convertible Notes.

       The provisions of the note agreement contain financial covenants relating to: (i) the Company's debt service coverage ratio; (ii) the Company's interest coverage ratio; and (iii) the Company's ratio of total indebtedness to total capitalization. It is likely that as of March 31, 2000, the Company will not be in compliance with one or more of these financial covenants. If one or more of these covenants are violated, such a violation would result in an event of default under the provisions of the note agreement, and the holder of such notes may, at its option, accelerate all or a portion of the outstanding principal amount of this indebtedness.

       If an event of default occurs under the provisions of the note agreement, the Company will initiate discussions with the holder of such notes and attempt to obtain a waiver of, or amendment to, the financial covenants contained in the note agreement violated by the Company. In addition, in order to prevent an event of default under the note agreement, prior to completion of a prospective equity investment and related restructuring, the Company will be required to amend the provisions of the note agreement to remove a covenant requiring the Company to elect to be taxed as a REIT for federal income tax purposes, if necessary.

       There can be no assurance that the holder of these notes will consent to any proposed waiver of, and amendments to, the note agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments.

       OTHER DEBT TRANSACTIONS

       On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the 1999 Merger. The note bore interest at LIBOR plus 1.35% and was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) a $7.0 million convertible subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) a $20.0 million convertible subordinated note bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 per share and
       (iii) a $20.0 million convertible subordinated note bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

       In 1998, convertible subordinated notes with a face value of $5.8 million were converted into 2.9 million shares of common stock.

       At December 31, 1999 and 1998, the Company had $16.3 million and $1.6 million in letters of credit, respectively. The letters of credit were issued to secure the Company's construction of one facility and Old CCA's worker's compensation insurance policy, performance bonds and utility deposits. The Company is required to maintain cash collateral for the letters of credit.

       The Company capitalized interest of $37.7 million, $11.8 million and $6.3 million in 1999, 1998 and 1997, respectively.

       Maturities of long-term debt (excluding acceleration or demand provisions) for the next five years and thereafter are:

             2000                              $        6,084
             2001                                       6,093
             2002                                     916,337
             2003                                         114
             2004                                         126
             Thereafter                               170,237
                                               --------------
                                               $    1,098,991
                                               ==============

13.    DEFERRED GAINS ON SALES OF CONTRACTS


       Deferred gains on the sales of contracts consist of the following:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                                1999                1998
                                                            ---------------    ---------------
             Deferred gain from sale to New CCA             $        63,337    $        63,316
             Deferred gain from sale to PMSI                         28,290             35,363
             Deferred gain from sale to JJMS                         14,418             18,022
                                                            ---------------    ---------------
                                                            $       106,045    $       116,701
                                                            ===============    ===============


       For the year ended December 31, 1999, the Company recognized $7.1 million and $3.6 million of amortization of the deferred gains from the sales to PMSI and JJFMSI, respectively.


 14.   INCOME TAXES

       The Company, formerly a taxable corporation, currently intends to elect to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the year ended December 31, 1999.

       The provision for income taxes is comprised of the following components:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                         1999              1998              1997
                                                     -------------     -------------     -------------
       CURRENT PROVISION
         Federal                                     $           -     $      41,904     $      35,930
         State                                                   -             7,914             3,540
                                                     -------------     -------------     -------------
                                                                 -            49,818            39,470
                                                     -------------     -------------     -------------
       INCOME TAXES CHARGED TO EQUITY
         Federal                                                 -             4,016             5,679
         State                                                   -               459               649
                                                     -------------     -------------     -------------
                                                                 -             4,475             6,328
                                                     -------------     -------------     -------------
       DEFERRED PROVISION (BENEFIT)
         Federal                                            74,664           (34,848)          (11,360)
         State                                               8,536            (4,021)           (1,297)
                                                     -------------     -------------     -------------
                                                            83,200           (38,869)          (12,657)
                                                     -------------     -------------     -------------
            Provision for income taxes               $      83,200     $      15,424     $      33,141
                                                     =============     =============     =============

       In addition to the above, the cumulative effect of accounting change for 1998 was reported net of $10.3 million of estimated tax benefit. Of the $10.3 million total tax benefit related to the cumulative effect of accounting change, approximately $4.0 million related to current tax benefit and approximately $6.3 million related to deferred tax benefit.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:

       CURRENT DEFERRED TAX ASSETS
          Asset reserves and liabilities not yet deductible for tax                 $        2,750
          Deferred revenue                                                                   2,300
          Other                                                                                796
                                                                                    --------------
                Total current deferred tax assets                                            5,846
                                                                                    --------------
       NONCURRENT DEFERRED TAX ASSETS
          Deferred gain on real estate transactions and sales of contracts                  44,779
          Other                                                                              2,055
                                                                                    --------------
                Total noncurrent deferred tax assets                                        46,834
                                                                                    --------------
       NONCURRENT DEFERRED TAX LIABILITIES
          Tax in excess of book depreciation                                                  (411)
          Income items not yet taxable and other                                            (1,069)
                                                                                    --------------
                Total noncurrent deferred tax liabilities                                   (1,480)
                                                                                    --------------
                Net deferred tax assets                                             $       51,200
                                                                                    ==============

       A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income for the years ended December 31, 1998 and 1997 is as follows:

                                                                      1998         1997
                                                                      ----         ----
            Statutory federal rate                                    35.0%        35.0%
            State taxes, net of federal tax benefit                    4.0          4.0
            New CCA compensation charge                               21.0            -
            Deductions not previously benefited                      (29.4)           -
            Other items, net                                           5.8          (.9)
                                                                      ----         ----
                                                                      36.4%        38.1%
                                                                      ====         ====

       In the event that the Company completes the Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. See Note 22 for additional information on the Company's contingent tax liabilities.

 15.   NEW CCA COMPENSATION CHARGE

       Old CCA recorded a $22.9 million charge to expense in 1998 for the implied fair value of approximately 5.0 million shares of New CCA voting common stock issued by New CCA to certain employees of Old CCA and Old Prison Realty. The shares were granted to certain founding shareholders of New CCA in September 1998. Neither the Company, Old CCA nor New CCA received any proceeds from the issuance of these shares. The fair value of these common shares was determined at the date of the 1999 Merger based upon the implied value of New CCA derived from $16.0 million in cash investments made by outside investors in December 1998 in return for a 32% ownership interest in New CCA.


 16.   EARNINGS PER SHARE

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants.

       For the year ended December 31, 1999, the Company's stock options and warrants and convertible subordinated notes were convertible into 0.2 million and 3.2 million shares, respectively. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 1999 as the effect of their inclusion would have been anti-dilutive.

       In computing diluted earnings per common share, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the Series B convertible preferred stock and the various convertible subordinated notes are considered dilutive using the if-converted method for the years ended December 31, 1998 and 1997. The following table presents information necessary to calculate diluted earnings per share for the years ended December 31:

                                                            1999            1998           1997
                                                         ---------       ---------      ---------
       Net income (loss) available to common
          shareholders                                   $ (61,976)      $  10,836      $  53,955
       Interest expense applicable to convertible
          subordinated notes, net of tax
                                                              --               366            700
                                                         ---------       ---------      ---------
       Adjusted net income (loss) available to
          common shareholders                            $ (61,976)      $  11,202      $  54,655
                                                         =========       =========      =========

       Weighted average common shares outstanding
                                                           115,097          71,380         67,568
       Effect of dilutive options and warrants                --             3,689          6,369
       Conversion of preferred stock                          --               481            159
       Conversion of convertible subordinated notes
                                                              --             3,389          4,863
                                                         ---------       ---------      ---------

       Adjusted diluted common shares outstanding          115,097          78,939         78,959
                                                         =========       =========      =========
       Diluted earnings (loss) per share                 $    (.54)      $     .14      $     .69
                                                         =========       =========      =========

 17.   STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       During 1998, the Company authorized 20.0 million shares of $.01 (one cent) par value preferred stock of which 4.3 million shares are designated as 8.0% Series A Cumulative Preferred Stock.

       As discussed in Note 3, in connection with the Prison Realty Merger, Old Prison Realty shareholders received 1.0 share of Series A Cumulative Preferred Stock of the Company in exchange for each Old Prison Realty Series A Cumulative Preferred Share. Consequently, the Company issued 4.3 million shares of its 8.0% Series A Cumulative Preferred Stock on January 1, 1999. The Series A Cumulative Preferred Shares are redeemable at any time by the Company on or after January 30, 2003 at $25 per share, plus dividends accrued and unpaid to the redemption date. The 8.0% Series A Cumulative Preferred Shares have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on the 8.0% Series A Cumulative Preferred Shares are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

       Old CCA had authorized 400,000 shares of $1 (one dollar) par value Series B convertible preferred stock. During 1997, Old CCA issued approximately 380,000 shares of Series B convertible preferred stock. The preferred stock had the same voting rights as Old CCA's common stock.

       Dividends were to be paid on the preferred stock at a rate equal to two times the dividend being paid on each share of Old CCA's common stock. Each share of the preferred stock was convertible into 1.94 shares of Old CCA's common stock. On October 2, 1998, pursuant to the terms of an Exchange Agreement by and among Old CCA, American Corrections Transport, Inc. ("ACT") and certain shareholders of ACT, and the charter of Old CCA, as amended, Old CCA converted each share of its Series B convertible preferred stock into 1.94 shares of Old CCA's common stock. Old CCA received no cash proceeds as a result of the transaction.

       STOCK OFFERINGS

       On November 4, 1998, Old CCA filed a Registration Statement on Form S-3 to register up to 3.0 million shares of Old CCA common stock for sale on a continuous and delayed basis using a "shelf" registration process. During December 1998, Old CCA sold, in a series of private placements,
       2.9 million shares of Old CCA common stock to institutional investors pursuant to this registration statement. The net proceeds of approximately $65.4 million were utilized by Old CCA for general corporate purposes, including the repayment of indebtedness, financing capital expenditures and working capital.

       On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). Proceeds from sales under the Shelf Registration Statement have been and will be used for general corporate purposes, including the acquisition and development of correctional and detention facilities. During 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120.0 million.

       On May 7, 1999, the Company registered 10.0 million shares of the Company's common stock for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides a method of investing cash dividends in, and making optional monthly cash purchases of, the Company's common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on the New York Stock Exchange ("NYSE"). As of December 31, 1999, the Company has issued 1,261,431 shares under the Plan, with 1,253,232 of these shares issued under the Plan's optional cash feature resulting in proceeds of $12.3 million.

       STOCK WARRANTS

       Old CCA had issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to Old CCA and to stockholders as a dividend. All outstanding warrants were exercised in 1998 for 3.9 million shares of common stock with no cash proceeds received by Old CCA.

       TREASURY STOCK

       Old CCA's Board of Directors approved a stock repurchase program for up to an aggregate of 350,000 shares of Old CCA's stock for the purpose of funding the employee stock options, stock ownership and stock award plans. In September 1997, Old CCA repurchased 108,000 shares of its stock from a member of the Board of Directors of Old CCA at the market price pursuant to this program. In March 1998, the Old CCA repurchased 175,000 shares from its Chief Executive Officer at the market price pursuant to this program.

       On December 31, 1998, all then outstanding treasury stock was retired in connection with the 1999 Merger. Treasury stock was recorded in 1999 related to the cashless exercise of stock options.

       STOCK OPTION PLANS

       The Company has incentive and nonqualified stock option plans under which options were granted to "key employees" as designated by the Board of Directors. The options are granted with exercise prices equal to the market value at the date of grant. In general, one-fourth of the options granted to employees vest immediately, with the remaining options becoming exercisable ratably on the first, second and third anniversary of the dates of grant. Options granted to non-employee trustees vest at the date of grant. The term of such options is ten years from the date of grant.

       In connection with the 1999 Merger, all options outstanding at December 31, 1998 to purchase Old CCA common stock and all options outstanding at January 1, 1999 to purchase Old Prison Realty common stock, were converted into options to purchase shares of the Company's common stock after giving effect to the exchange ratio and carryover of the vesting and other relevant terms. Options granted under Old CCA's stock option plans are exercisable after the later of two years from the date of employment or one year after the date of grant until ten years after the date of grant. Options granted under Old Prison Realty's stock option plans were granted with terms similar to the terms of the Company's plans.

       Stock option transactions relating to the Company's incentive and nonqualified stock option plans are summarized below:


                                                                                         WEIGHTED AVERAGE
                                                                           NUMBER OF       EXERCISE PRICE
                                                                            SHARES           PER SHARE
                                                                         ------------      -------------
             (In thousands, except exercise prices)
             Outstanding at December 31, 1996                                   3,276      $       10.76
                Granted                                                           397              27.23
                Exercised                                                        (943)              8.69
                Cancelled                                                         (23)             29.95
                                                                         ------------      -------------
             Outstanding at December 31, 1997                                   2,707              13.73
                                                                         ------------      -------------
                Granted                                                           467              38.55
                Exercised                                                      (1,393)              6.21
                Cancelled                                                         (51)             28.23
                                                                         ------------      -------------
             Outstanding at December 31, 1998                                   1,730              26.08
                                                                         ------------      -------------
                Old Prison Realty options                                       1,222              22.92
                Granted                                                           397              19.93
                Exercised                                                        (144)              2.82
                Cancelled                                                        (783)             24.21
                                                                         ------------      -------------
             Outstanding at December 31, 1999                                   2,422      $       25.48
                                                                         ============      =============
             Available for future grant                                           781               -
                                                                         ============      =============
             Exercisable                                                        2,142      $       26.04
                                                                         ============      =============

       The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.88, $16.43, and $11.59 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

       Stock options outstanding at December 31, 1999 are summarized below:

                                                   WEIGHTED AVERAGE
                                   OPTIONS             REMAINING                                  OPTIONS
             EXERCISE          OUTSTANDING AT      CONTRACTUAL LIFE     WEIGHTED AVERAGE      EXERCISABLE AT
              PRICE           DECEMBER 31, 1999       (IN YEARS)         EXERCISE PRICE      DECEMBER 31, 1999
        -----------------     -----------------    -----------------    -----------------    -----------------
              $1.46                      7               2.17              $      1.46                  7
          $2.21 - $2.43                 42               3.78              $      2.23                 42
          $4.75 - $6.50                148               5.05              $      5.88                148
              $10.04                    24               5.42              $     10.04                 24
         $16.71 - $23.00             1,065               7.83              $     20.49                796
         $27.71 - $40.00             1,136               7.36              $     34.05              1,125
                              -----------------                                               -----------------
                                     2,422                                                          2,142
                              =================                                               =================

       During 1995, Old CCA authorized the issuance of 295,000 shares of common stock to certain key employees as a deferred stock award. The award becomes fully vested ten years from the date of grant based on continuous employment with the Company. The Company is expensing the $3.7 million of awards over the vesting period.

       During 1997, Old CCA granted 70,000 stock options to a member of the Board of Directors of Old CCA to purchase Old CCA's common stock. The options were granted with an exercise price less than the market value on the date of grant and were exercisable immediately. As of December 31, 1998, Old CCA had recognized $0.5 million of compensation expense related to the issuance of these stock options.

       During 1999, the Company authorized the issuance of 23,000 shares of common stock to four executives as deferred stock awards. The value of the awards on the date of grant was approximately $0.5 million. The awards vested 25% immediately upon date of the grant with the remaining shares vesting 25% on each anniversary date of the grant in each of the next three years. Effective December 31, 1999, two of the executives that received the awards resigned from the Company. All unvested shares issued to those two executives were forfeited upon their resignation. The Company expensed $0.1 million related to the shares in 1999.

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and accounts for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As a result, no compensation cost has been recognized for the Company's stock option plans under the criteria established by SFAS 123. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                               1999              1998             1997
                                                           ------------      ------------     -----------
       Net income (loss) - as reported                     $    (61,976)     $     10,836     $    53,955
       Net income (loss) - pro forma                            (64,974)            6,769          48,911

       Net income (loss) per share - Basic -
          as reported                                      $      (.54)      $       .15      $       .80
       Net income (loss) per share - Basic -
          pro forma                                               (.56)              .09              .72

       Net income (loss) per share - Diluted -
          as reported                                      $      (.54)      $       .14      $       .69
       Net income (loss) per share - Diluted -
          pro forma                                               (.56)              .09              .62

       Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1999              1998             1997
                                                             --------          --------         --------
       Expected dividend yield                                  9.0%              0.0%             0.0%
       Expected stock price volatility                         49.1%             47.7%            40.4%
       Risk-free interest rate                                  5.4%              4.6%             5.3%
       Expected life of options                              10 YEARS           4 years          4 years

       PRISON REALTY TRUST 401(k) SAVINGS AND RETIREMENT PLAN

       On December 17, 1998, the Company's Board of Directors adopted the Prison Realty Trust, Inc. 401(k) Savings and Investment Plan (the "401(k) Plan"). Effective January 1, 1999, in conjunction with the 1999 Merger, the Employee Savings and Stock Ownership Plan (the "ESOP") of Old Prison Realty was replaced by the 401(k) Plan. The 401(k) Plan is a voluntary compensation deferral plan under Section 401(k) of the Code. All employees of the Company are eligible to participate upon reaching age 18 and completing six months of qualified service, as defined in the 401(k) Plan. Eligible employees may elect to defer from 1% to 15% of their compensation. The Company will match a discretionary percentage of the employees' salary deferral, and the deferrals are invested securities and investments as permitted by the 401(k) Plan and directed by each employee. For the year ended December 31, 1999, the Company contributed $37 to the 401(k) Plan.


 18.   REVENUES AND EXPENSES

       Approximately 95% of the Company's revenues for the year ended December 31, 1999 relates to amounts earned under lease arrangements from tenants, primarily New CCA. See Note 5 for discussion of lease arrangements with New CCA.

       Approximately 96% and 98% of Old CCA's revenues for the years ended December 31, 1998 and 1997, respectively, relate to amounts earned from federal, state and local governmental management and transportation contracts. Old CCA had revenues of 18% and 21% from the federal government and 65% and 59% from state governments for the years ended December 31, 1998 and 1997, respectively. One state government accounted for revenues of 10% and 13% for the years ended December 31, 1998 and 1997, respectively. In 1997, Old CCA recognized $7.9 million of additional management service revenues. Old CCA recognized after tax development fee income of $2.5 million in 1997 related to a contract to design, construct and equip a managed detention facility.

       Accounts payable at December 31, 1999 and 1998, consists of the following:

                                            1999                1998
                                         ----------         -----------
       Trade                             $   10,099         $    21,999
       Construction                          32,252              44,665
                                         ----------         -----------
                                         $   42,351         $    66,664
                                         ==========         ===========

       Salaries and related benefits represented 12% of general and administrative expenses for the year ended December 31, 1999. Salaries and related benefits represented 61% and 66% of operating expenses for the years ended December 31, 1998 and 1997, respectively.

19.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Selected quarterly financial information for each of the quarters in the years ended December 31, 1999 and 1998 is as follows:

                                             MARCH 31,           JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                               1999                1999               1999               1999
                                          ---------------    ---------------     ---------------    ---------------
       Revenues                           $        71,986    $        73,841     $        74,975    $        64,916
       Operating income (loss)                     61,187             61,614              61,772           (109,152)
       Net income (loss)                          (22,605)            60,423              48,145           (139,339)
       Net income (loss) available to
          common shareholders
                                                  (24,755)            58,273              45,995           (141,489)
       Net income (loss) per common
          share - Basic                            (0.23)              0.50                0.39              (1.20)
       Net income (loss) per common
          share - Diluted                          (0.23)              0.50                0.39              (1.20)

                                             MARCH 31,           JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                               1998                1998               1998               1998
                                          ---------------    ---------------     ---------------    ---------------
       Revenues                           $       141,298    $       164,071     $       179,136    $       177,554
       Operating income (loss)                     22,143             26,198              28,534            (35,197)
       Income (loss) before cumulative
          effect of accounting change
                                                   18,443             21,088              21,102            (33,652)
       Cumulative effect of accounting
          change, net of taxes
                                                        -                  -                   -             16,145
       Net income (loss)                           18,443             21,088              21,102            (49,797)
       Net income (loss) available to
          common shareholders
                                                   18,443             21,088              21,102            (49,797)
       Net income (loss) per common
          share - Basic                             0.27               0.30                0.30               (.67)
       Net income (loss) per common
          share - Diluted                           0.23               0.27                0.27               (.67)

 20.   INTERNATIONAL ALLIANCE

       Old CCA entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States. In conjunction with the Alliance, Sodexho purchased an equity position in Old CCA by acquiring several instruments. In 1994, Old CCA sold Sodexho
       2.5 million shares of common stock at $4.29 per share and a $7.0 million convertible subordinated note bearing interest at 8.5%. Sodexho also received warrants that were exercised in 1998 for 3.9 million shares of common stock. In consideration of the placement of the aforementioned securities, Old CCA paid Sodexho $4.0 million over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments based on the estimated cost to Old CCA of raising the various components of capital and are charged to debt issuance costs or equity as the respective financings are completed.

       In 1995, Old CCA and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20.0 million of convertible subordinated notes at any time prior to December 1997. In 1997, Old CCA and Sodexho extended the expiration date of this contract to December 1999. As discussed in Note 12, on March 8, 1999, the Company issued the $20.0 million convertible, subordinated notes to Sodexho. The notes bore interest at LIBOR plus 1.35% and were convertible into shares of the Company's common stock at a conversion price of $7.80 per share.

       In 1996, Old CCA sold $20.0 million of convertible notes to Sodexho pursuant to their contractual preemptive right. The notes had an interest rate of 7.5% and were convertible into common shares at a conversion price of $28.53 per share.

       As discussed in Note 12, on March 8, 1999, Sodexho converted (i) the $7.0 million convertible subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) the $20.0 million convertible subordinated note bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 per share and (iii) the $20.0 million convertible subordinated note bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.


 21.   RELATED PARTY TRANSACTIONS

       Old CCA paid legal fees to a law firm of which one of the partners is a stockholder of the Company and had been a member of the Old CCA Board of Directors. Legal fees, including fees related to Old CCA's mergers and acquisitions, paid to the law firm amounted to $3.0 million and $1.1 in 1998 and 1997, respectively. The Company paid $5.8 million to this law firm during 1999.

       Old CCA paid $0.3 million and $0.4 million in 1998 and 1997, respectively, to a member of the Old CCA Board of Directors for consulting services related to various contractual relationships. The Company did not make any payments to this individual during 1999.

       Old CCA paid $1.3 million and $0.9 million in 1998 and 1997, respectively, to a company that is majority-owned by an individual that was a member of the Old CCA Board of Directors, for services rendered at one of its facilities. The Company did not make any payments to this individual during 1999.

       During 1999, the Company paid $26.5 million to a construction company that is owned by a member of the Company's Board of Directors, for services rendered in the construction of facilities. During 1998, Old CCA paid $40.8 million and Old Prison Realty paid $8.7 million to this construction company.

       During 1998, the Company paid $3.0 million in 1998 to a member of the Company's Board of Directors for consulting services rendered in connection with the merger transactions discussed in Note 3. The Company did not make payments to this individual during 1999 other than Board of Director fees.


 22.   COMMITMENTS AND CONTINGENCIES

       LITIGATION

       As a result of the 1999 Merger, the Company became subject to a variety of legal proceedings outstanding as of December 31, 1998 against Old CCA arising in the ordinary course of Old CCA's business, including certain claims brought by and on behalf of inmates and employees of facilities managed and operated by Old CCA prior to the 1999 Merger. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its consolidated financial position, results of operations and cash flows. Also, as a result of the 1999 Merger, the Company became subject to certain legal proceedings outstanding as of January 1, 1999 against Old Prison Realty arising in the ordinary course of Old Prison Realty's business, including certain claims arising in connection with the construction and development of its facilities. The Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its consolidated financial position, results of operations and cash flows.

       At December 31, 1998, Old CCA was a party to two inmate lawsuits at the Northeast Ohio Correctional Center for wrongful deaths. These lawsuits were assumed by the Company in the 1999 Merger. While the outcome of these lawsuits is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon its consolidated financial position, results of operations and cash flows.

       On December 29, 1999, a purported class action lawsuit was filed on behalf of the shareholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well as the investors in the prospective equity investment and related restructuring discussed in Note 23. The lawsuit alleges that the directors breached their fiduciary duties to the Company's shareholders by "effectively selling control" of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to the prospective equity investment and related restructuring or having taken steps to maximize stockholder value. The plaintiffs seek an injunction preventing the completion of the equity investment and related restructuring, declaratory relief, and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee
       v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as the investors. The plaintiffs in these three actions have moved for consolidation.

       On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the stockholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its common stock, including the Special Dividend prior to the date on which it was disclosed to the public and therefore certain statements made by them prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. On February 24, 2000, a nearly identical complaint was filed in the same court on behalf of one plaintiff. The lawsuit, captioned Brody, et al. v. Prison Realty Trust, Inc. et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in the Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale and alleges violations of state securities laws based on claims substantially identical to those enumerated above.

       The Company is also currently subject to two separate class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and New CCA in May 1999 to increase payments made by the Company to New CCA under the terms of certain agreements. The plaintiffs' class in In re Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the 1999 Merger. The plaintiffs' class in In re Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the 1999 Merger and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to New CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of sixteen complaints filed in May and June 1999. In addition, a purported stockholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, New CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to New CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to New CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the completion of the proposed equity investment and restructuring.

       The Company also is subject to a complaint filed in August 1998 in the Chancery Court for Davidson County, Tennessee, inherited from Old CCA in the 1999 Merger. The lawsuit, captioned Dasburg, S.A. v. Corrections Corporation of America, et al., claims that Old CCA and the individual named defendants violated state law by making false and misleading statements in order to keep Old CCA's stock price at an artificially high level during the period from April 1997 through April 1998, so that the individual named defendants could sell shares of Old CCA stock at inflated prices.

       The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, New CCA, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages.

       The Company is defending vigorously its actions in each of the various shareholder or class action lawsuits. It is possible additional lawsuits will be filed in connection with the proposed equity investment and related restructuring. It is also possible that the Company's liability in regard to the shareholder or class action lawsuits will exceed the Company's insurance coverage limits and will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

       INCOME TAX CONTINGENCIES

       As required by its governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event that the Company completes the Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. As discussed in Note 11, in order to qualify as a REIT, the Company is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of December 31, 1999, the Company intends to pay sufficient dividends either in cash or in securities to satisfy all distribution requirements for qualification as a REIT for 1999 and estimates that $143.7 million will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. As of December 31, 1999, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares have been declared and accrued in the accompanying consolidated balance sheets. The remaining $141.5 million of distributions that must be paid to shareholders in 2000 in order for the Company to maintain its status as a REIT have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets. It is likely that the Company's debt holders would be required to consent to the Company's payment of these distributions. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

       The Company's election of REIT status for the taxable year ended December 31, 1999 will be subject to review by the IRS for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion requiring the Company to be treated as a taxable corporation for the 1999 taxable year, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. In the event that the Company completes the

       Fortress/Blackstone Restructuring, as defined in Note 23, under its existing terms following required shareholder approval in 2000, the Company will be required to be taxed as a C corporation commencing with the taxable year ended December 31, 1999. Income taxes for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's consolidated financial position, results of operations and cash flows.

       In connection with the 1999 Merger, the Company assumed any tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting an audit of Old CCA's federal tax return for the taxable year ending December 31, 1997. The Company currently is unable to predict the ultimate outcome of the IRS's audit of Old CCA's 1997 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of the reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to shareholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

       GUARANTEES

       The Company has guaranteed the bond indebtedness (outstanding balance of $69.1 million at December 31, 1999) and forward purchase agreement (estimated obligation of $6.9 million at December 31, 1999) of a governmental entity for which PMSI currently provides management services at a 302-bed correctional facility. Under the terms of its guarantee agreements, the Company is required to maintain a restricted cash account (balance of $6.9 million at December 31, 1999) to collateralize the guarantee of the forward purchase agreement.


23.    PROSPECTIVE EQUITY INVESTMENT AND RELATED RESTRUCTURING

       RESTRUCTURING AND RELATED TRANSACTIONS

       During the third quarter of 1999, the Company and New CCA retained Merrill Lynch & Co. ("Merrill Lynch") as their financial advisor to assist them in completing a sale of equity and/or debt securities as required by the Amended Credit Facility in order to make the Special Dividend payment in cash. Following extensive analysis by Merrill Lynch concerning the Company's capital structure, liquidity, and potential investor candidates, the advisor recommended that the Board of Directors consider more comprehensive investment alternatives.

       In order to address the capital and liquidity constraints facing the Company and New CCA and concerns regarding the corporate structure and management of the Company, the Company intends to complete a comprehensive restructuring (the "Restructuring") pursuant to which it is currently anticipated that the Company will:

       - merge with each of New CCA, PMSI and JJFMSI and operate under the name "Corrections Corporation of America" as a taxable corporation, rather than a REIT, for federal income tax purposes (the "Combination");

       -  raise additional equity (the "Equity Investment");

       - refinance all or a portion of its existing indebtedness, including its existing $1.0 billion Amended Credit Facility; and

       -     incorporate changes to existing executive management.

       PROPOSED RESTRUCTURING LED BY AFFILIATES OF FORTRESS AND BLACKSTONE

       On December 26, 1999, the Company entered into a series of agreements concerning a proposed Restructuring led by a group of institutional investors (the "Fortress/Blackstone Investors") consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group, together with an affiliate of Bank of America Corporation (the "Fortress/Blackstone Restructuring"). Under the terms of the Fortress/Blackstone Restructuring, the Company would:

       - complete the Combination and operate as a taxable corporation commencing with the Company's 1999 taxable year;

       - raise up to $350.0 million by selling shares of convertible preferred stock and warrants to purchase shares of common stock to the Fortress/Blackstone Investors in a private placement and to the Company's existing common stockholders in a $75.0 million rights offering;

       -     obtain a new $1.2 billion credit facility;

       - incorporate changes to existing management through a newly constituted Board of Directors and executive management team; and

       - amend the Company's existing charter and bylaws to accommodate the Fortress/Blackstone Restructuring.

       Approval of the holders of the Company's common stock will be required in order to complete the Fortress/Blackstone Restructuring and related transactions. In this regard, on February 17, 2000, the Company filed a preliminary proxy statement with the Securities and Exchange Commission to be used in connection with a special meeting of the Company's stockholders expected to be held during 2000.

       In connection with the Fortress/Blackstone Restructuring, through December 31, 1999, the Company has incurred a total of $6.4 million of costs and expenses. In addition to these costs and expenses already incurred, the Company will incur certain costs and expenses in 2000 related to the performance of various parties under contractual agreements. Regardless of whether or not the Fortress/Blackstone Restructuring is completed, the Company is presently obligated to pay to the Fortress/Blackstone Investors a $15.7 million transaction fee, which is payable upon the earlier of (i) the issuance of the convertible preferred stock and warrants to purchase shares of common stock described above, (ii) four months from December 26, 1999, or (iii) the completion of an alternative Restructuring.

       If the Fortress/Blackstone Restructuring is completed, the Company will bear all costs and expenses, including the fees and expenses of advisors, accountants, attorneys, consultants and other parties engaged by the Company and by the Fortress/Blackstone Investors in connection with the evaluation, negotiation and consummation of Fortress/Blackstone Restructuring. Under the terms of the Fortress/Blackstone Restructuring, these costs and expenses will include an annual monitoring fee of $1.5 million to be paid to the Fortress/Blackstone Investors until a newly constituted executive management team, which has been approved by the Company's Board of Directors and the Fortress/Blackstone Investors, is in place.

       In addition, if prior to the consummation of the Fortress/Blackstone Restructuring or during a period of one year following any termination of the Fortress/Blackstone Restructuring, the Company, New CCA, PMSI or JJFMSI enters into any agreement with a third party without the consent of the Fortress/Blackstone Investors providing for the issuance of equity or convertible securities with proceeds in excess of $100.0 million or providing for any merger, consolidation, transfer of substantial assets, any tender or exchange offer, or similar transactions involving the Company, New CCA, PMSI or JJFMSI, then the Company must pay a $7.5 million break-up fee to the Fortress/Blackstone Investors.

       PROPOSED RESTRUCTURING LED BY PACIFIC LIFE

       On February 23, 2000, the Board of Directors of the Company received an unsolicited proposal from Pacific Life Insurance Company ("Pacific Life") regarding a proposed Restructuring intending to serve as an alternative to the Fortress/Blackstone Restructuring (the "Pacific Life Restructuring"). In connection with the receipt of the unsolicited proposal regarding the Pacific Life Restructuring, the Company's Board of Directors determined, after reviewing the proposal with its financial and legal advisors, that it is appropriate for the Company and its financial advisors to commence negotiations with Pacific Life regarding a potential Restructuring led by Pacific Life.

       TRANSACTIONS BETWEEN THE COMPANY AND NEW CCA

       As of December 31, 1999, approximately $24.9 million of December 1999 rents due from New CCA to the Company were unpaid. In an effort to address the liquidity needs of the Company and New CCA prior to the Restructuring, the Company and New CCA currently intend to amend the terms of the CCA Leases. Pursuant to this proposed amendment, rent will be payable on each June 30 and December 31, instead of monthly. In addition, the proposed amendment provides that New CCA is required to make certain scheduled monthly installment payments to the Company from January 1, 2000 through June 30, 2000. Approximately $12.9 million of the balance outstanding at December 31, 1999 was paid February 14, 2000, and the Company expects that the remaining $12.0 million of 1999 rents will be received during the second quarter of 2000. In regard to rent accruing from January 1, 2000 through June 30, 2000, the Company and New CCA are currently negotiating the scheduled monthly installment payments that are to occur during the second quarter of 2000. At the time these installment payments are made, New CCA will also be required to pay interest to the Company upon such payments at a rate equal to the then current interest rate under the Amended Credit Facility.

       The Company and New CCA also intend to amend the terms of certain other agreements between the Company and New CCA (the Business Development Agreement, the CCA Services Agreement, and the Amended and Restated Tenant Incentive Agreement) to provide for the deferral of the payment of all fees under these agreements by the Company to New CCA until September 30, 2000.

       LENDER CONSENTS

       The proposed amendments to the contractual agreements between the Company and New CCA as described above are subject to the consent of the Company's and New CCA's lenders. The consummation of the Restructuring, absent a refinancing of the Company's debt, also is subject to the consent of the Company's and New CCA's lenders.

       No assurance can be given that the Restructuring and related transactions will be consummated. In addition, no assurance can be given that the amendment of the various contractual agreements between the Company and New CCA and the various lenders' consent to such amendments will be obtained and be sufficient to address the liquidity needs of the Company and New CCA prior the Restructuring. The failure to consummate the Restructuring and/or the failure to amend the various contractual agreements between the Company and New CCA and to gain the various lenders' consent to such amendments could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

       CURRENT STATUS

       The Company is currently in discussion with each of the Fortress/Blackstone Investors and representatives from Pacific Life with respect to the terms of the proposed Restructuring. In the event the Company is unable to reach an agreement with these parties or complete a Restructuring with another third party, the Company and New CCA will be forced to pursue certain standalone alternatives not involving a third party investor and such alternatives have significant drawbacks. In connection with such standalone alternatives, the Company will be forced to restructure or renegotiate its existing indebtedness which may not be possible or, if possible, obtained on significantly less favorable terms, given New CCA's recent operating performance and failure to meet its projected results. No assurance, however, can be given that any debt restructuring or renegotiation could be accomplished. Further, a standalone combination would not address the Company's capital needs with respect to the construction and expansion of correctional and detention facilities as well as its financial ability to expand its existing and perspective business opportunities.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Corrections Corporation of America:

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA (a Tennessee corporation and formerly Correctional Management Services Corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, the related consolidated statement of operations for the year ended December 31, 1999, and the related consolidated statements of stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from September 11, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of Corrections Corporation of America's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrections Corporation of America and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations for the year ended December 31, 1999, and their cash flows for the year ended December 31, 1999 and for the period from September 11, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Corrections Corporation of America will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Corrections Corporation of America and Subsidiaries have incurred significant net losses for the year ended December 31, 1999, are in default of their revolving credit facility, are in default under their promissory note with Prison Realty Trust, Inc., have not made certain required lease payments to Prison Realty Trust, Inc., and have a net working capital deficiency and a net capital deficiency at December 31, 1999, all of which raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters, including the Proposed Merger of Corrections Corporation of America with Prison Realty Trust, Inc., the possibility of obtaining waivers related to their revolving credit facility and the possibility of deferring certain payments to Prison Realty Trust, Inc., are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Corrections Corporation of America be unable to continue as a going concern.

                                                             ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 29, 2000

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                (IN THOUSANDS)

                            ASSETS                           1999             1998
                                                          ---------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                              $  10,725        $  19,059
   Accounts receivable, net of allowances                    66,414           64,077
   Prepaid expenses                                           3,733            4,602
   Other current assets                                       7,775            7,103
                                                          ---------        ---------
       Total current assets                                  88,647           94,841

PROPERTY AND EQUIPMENT, NET                                  19,959           24,668

OTHER ASSETS:
   Investment in contracts                                   67,363           67,795
   Other                                                      8,732            8,977
                                                          ---------        ---------
       Total assets                                       $ 184,701        $ 196,281
                                                          =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                       $  28,938        $  15,766
   Lease and trade name use payables to Prison               27,080               --
   Realty
   Accrued salaries and wages                                 5,842            4,419
   Accrued property taxes                                     9,393            4,301
   Accrued interest to Prison Realty                         16,440               --
   Other accrued expenses                                    17,514           13,444
   Short-term debt                                           16,214               --
   Promissory note to Prison Realty                         137,000               --
                                                          ---------        ---------
       Total current liabilities                            258,421           37,930

PROMISSORY NOTE TO PRISON REALTY                                 --          137,000

DEFERRED LEASE INCENTIVES AND SERVICE FEES RECEIVED
   FROM PRISON REALTY                                       107,070               --
                                                          ---------        ---------
       Total liabilities                                    365,491          174,930
                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - Class A - $0.01 (one cent) par
     value; 100,000 shares authorized, 9,349 shares              93               93
     issued and outstanding
   Common stock - Class B - $0.01 (one cent) par
     value; 100,000 shares authorized, 981 shares                10               10
     issued and outstanding
   Additional paid-in capital                                25,133           25,133
   Deferred compensation                                     (3,108)          (3,885)
   Retained deficit                                        (202,918)              --
                                                          ---------        ---------
       Total stockholders' equity                          (180,790)          21,351
                                                          ---------        ---------
       Total liabilities and stockholders' equity         $ 184,701        $ 196,281
                                                          =========        =========

The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

REVENUES                                                            $  499,292
                                                                    ----------
EXPENSES:
   Operating                                                           376,724
   Trade name use agreement                                              8,699
   Lease                                                               261,546
   General and administrative                                           26,166
   Depreciation and amortization                                         8,601
                                                                    ----------
                                                                       681,736
                                                                    ----------
OPERATING LOSS                                                        (182,444)

INTEREST EXPENSE, NET                                                   20,474
                                                                    ----------
NET LOSS                                                            $ (202,918)
                                                                    ==========


 The accompanying notes are an integral part of this consolidated statement.

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
         SEPTEMBER 11, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

                              (IN THOUSANDS)



                                               COMMON STOCK                ADDITIONAL                                    TOTAL
                                 --------------------------------------
                                       CLASS A             CLASS B          PAID-IN      DEFERRED       RETAINED      STOCKHOLDERS'
                                 ------------------   -----------------
                                  SHARES     AMOUNT   SHARES     AMOUNT     CAPITAL    COMPENSATION      DEFICIT         EQUITY
                                 -------     ------   -------    ------    ----------  ------------     ----------    -------------
   Issuance of common stock       9,349       $93       981       $10       $24,532       $(3,885)       $      --     $  20,750
   Issuance of stock warrants        --        --        --        --           601            --               --           601
                                  -----       ---       ---       ---       -------       -------        ---------     ---------
BALANCE, DECEMBER 31, 1998        9,349        93       981        10        25,133        (3,885)              --        21,351

   Net loss                          --        --        --        --            --            --         (202,918)     (202,918)
   Amortization of
     deferred compensation           --        --        --        --            --           777               --           777
                                  -----       ---       ---       ---       -------       -------        ---------     ---------
BALANCE, DECEMBER 31, 1999        9,349       $93       981       $10       $25,133       $(3,108)       $(202,918)    $(180,790)
                                  =====       ===       ===       ===       =======       =======        =========     =========


 The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER
                 11, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                                              1999           1998
                                                                           ---------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(202,918)       $    --
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                        8,601             --
          Lease incentives and service fees received from Prison                  --
    Realty                                                                   109,349
          Amortization of lease incentives and service fees received              --
    from Prison Realty                                                        (4,427)
          Other noncash items                                                  2,861             --
          Write-off of debt issuance costs                                     2,706             --
          Gain on sale of assets                                                 (22)            --
          Changes in assets and liabilities, net:
              Accounts receivable                                               (654)            --
              Prepaid expenses                                                   869             --
              Other current assets                                            (2,062)            --
              Other assets                                                     1,541             --
              Accounts payable                                                14,375             --
              Lease and trade name use payables to Prison Realty              27,080
              Accrued salaries and wages                                       1,423             --
              Accrued property taxes                                           5,092             --
              Accrued interest to Prison Realty                               16,440             --
              Other accrued expenses                                           3,414             --
                                                                           ---------        -------
                 Net cash used in operating activities                       (16,332)            --
                                                                           ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                 657             --
    Property and equipment additions, net                                     (2,748)            --
    Cash acquired in purchase of contracts and related net assets                 --          3,059
                                                                           ---------        -------
                 Net cash provided by (used in) investing activities          (2,091)         3,059
                                                                           ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on short-term debt, net                          16,214             --
    Payment of debt issuance costs                                            (6,125)            --
    Proceeds from issuance of common stock                                        --         16,000
                                                                           ---------        -------
                 Net cash provided by financing activities                    10,089         16,000
                                                                           ---------        -------


                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
                   PERIOD FROM SEPTEMBER 11, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                   (Continued)


                                                                             1999             1998
                                                                           --------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       $ (8,334)       $  19,059

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               19,059               --
                                                                           --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 10,725        $  19,059
                                                                           ========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                         $  1,111        $      --
                                                                           ========        =========
          Income taxes                                                     $     --        $      --
                                                                           ========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Purchase of management contracts and related net assets
    through issuance of the promissory note and common stock
           to Prison Realty:
          Accounts receivable, net of allowances                           $     --        $ (64,077)
          Prepaid expenses                                                       --           (4,602)
          Other current assets                                                   --           (7,103)
          Property and equipment                                                 --          (24,668)
          Investment in contracts                                                --          (70,854)
          Other assets                                                           --           (8,376)
          Accounts payable                                                       --           15,766
          Accrued salaries and wages                                             --            4,419
          Accrued property taxes                                                 --            4,301
          Other accrued expenses                                                 --           13,444
          Promissory note to Prison Realty                                       --          137,000
          Common stock                                                           --            4,750
                                                                           --------        ---------
                                                                           $     --        $      --
                                                                           ========        =========

       Issuance of stock warrants for financing services:
          Other assets                                                     $     --        $     601
          Additional paid-in capital                                             --             (601)
                                                                           --------        ---------
                                                                           $     --        $      --
                                                                           ========        =========

The accompanying notes are an integral part of these consolidated statements.

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998



1.  ORGANIZATION AND FORMATION TRANSACTIONS

    Correctional Management Services Corporation, a Tennessee corporation, was formed on September 11, 1998, and changed its name to Corrections Corporation of America (the "Company") in 1999. The Company was formed in anticipation of the expected merger transactions (the "1999 Merger") between Corrections Corporation of America ("Old CCA"), CCA Prison Realty Trust ("Old Prison Realty") and Prison Realty Trust, Inc. ("Prison Realty", formerly Prison Realty Corporation). On September 22, 1998, the Company issued 5.0 million shares of Class A voting common stock to certain founding shareholders at par value. Additionally, on September 22, 1998, the Company issued 0.8 million restricted shares of Class A voting common stock to certain wardens of Old CCA facilities at the implied fair value of $3.9 million. Immediately prior to the acquisition of management contracts discussed in Note 2, the Company issued 3.5 million shares of Class A voting common stock to outside investors in consideration of cash proceeds totaling $16.0 million. The Company operates and manages prisons and other correctional facilities and provides prisoner transportation services for governmental agencies. In addition, the Chief Executive Officer of the Company is also the Chief Executive Officer of Prison Realty.


2.  ACQUISITION OF MANAGEMENT CONTRACTS AND OTHER RELATIONSHIPS WITH PRISON
    REALTY

    Immediately after the issuance of the Class A voting common stock discussed in Note 1, on December 31, 1998, the Company acquired all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other related assets and liabilities of Old CCA, and entered into a trade name use agreement with Old CCA, as described below. In exchange, the Company issued an installment promissory note in the principal amount of $137.0 million that bears interest at 12% per annum and is payable over 10 years (the "Promissory Note") and 1.0 million shares of the Company's Class B non-voting common stock, which represents 9.5% of the Company's outstanding stock. The Class B non-voting common stock was valued at the implied fair market value of $4.75 million.

    The acquisition of the capital stock, the management contracts and related assets and liabilities was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations," and the aggregate purchase price of $141.8 million was allocated to the assets and liabilities acquired based on management's estimates of the fair value of the assets and liabilities acquired. An amount of $67.8 million was initially assigned to the value of the management contracts acquired and is being amortized over a fifteen-year period, which represents the average remaining lives of the contracts acquired plus any contractual renewal options. During 1999, the Company continued to evaluate the values assigned to the management contracts and the assets and liabilities acquired. As a result, the Company increased the value of the management contracts by approximately $4.4 million.

    TRADE NAME USE AGREEMENT

    On December 31, 1998, immediately prior to the 1999 Merger and in connection with the transactions described above, the Company entered into a trade name use agreement with Old CCA (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which has a term of ten years, the Company obtained the right to use the name, "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. In consideration for such right, the Company agreed to pay a fee equal to (i) 2.75% of the Company's gross revenues for the first three years of the Trade Name Use Agreement, (ii) 3.25% of the Company's gross revenues for the following two years of the Trade Name Use Agreement, and (iii) 3.625% of the Company's gross revenues for the remaining term of the Trade Name Use Agreement, provided that the amount of such fee may not exceed (a) 2.75% of the gross revenues of Prison Realty for the first three years of the Trade Name Use Agreement, (b) 3.5% of Prison Realty's gross revenues for the following two years of the Trade Name Use Agreement, and (c) 3.875% of Prison Realty's gross revenues for the remaining term of the Trade Name Use Agreement. The Company incurred $8.7 million of operating expenses under the Trade Name Use Agreement for the year ended December 31, 1999, of which $6.5 million had been paid as of December 31, 1999.

    CCA LEASES

    On January 1, 1999, the Company entered into a master lease agreement and leases with respect to the thirty-six leased properties with Prison Realty (the "CCA Leases"). The initial terms of the CCA Leases are 12 years and may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and Prison Realty. The Company incurred $263.5 million in gross lease expense under the CCA Leases for the year ended December 31, 1999, of which $238.6 million had been paid as of December 31, 1999.

    On December 31, 1999, Prison Realty and the Company amended the terms of the CCA Leases to change the annual base rent escalation formula with respect to each facility leased to the Company. Previously, the annual base rent payable with respect to each facility was subject to increase each year in an amount equal to a percentage of the total rental payments with respect to each facility, such percentage being the greater of (i) 4%; or (ii) 25% of the percentage increase of gross management revenue derived from such facility. As a result of this amendment, the annual base rent with respect to each facility is subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payments with respect to such facility; or (ii) 10% of the excess of the Company's aggregate gross management revenues for the prior year over a base amount of $325.0 million.

    CCA RIGHT TO PURCHASE AGREEMENT

    Effective January 1, 1999, the Company and Prison Realty entered into a Right to Purchase Agreement (the "CCA Right to Purchase Agreement") pursuant to which the Company granted to Prison Realty the right to acquire and lease back to the Company at fair market rental rates, any correctional or detention facility acquired or developed and owned by the Company in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and Prison Realty. Additionally, the Company granted Prison Realty the right of first refusal to acquire any Company-owned correctional or detention facility should the Company receive an acceptable third party offer to acquire any such facility. The Company sold no facilities to Prison Realty during the year ended December 31, 1999 under the CCA Right to Purchase Agreement.

    CCA SERVICES AGREEMENT

    On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the "CCA Services Agreement") with Prison Realty pursuant to which the Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of Prison Realty for a term of five years from the date of the CCA Services Agreement. In such capacity, the Company will perform, at the direction of Prison Realty, such services as are customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design and governmental relations. In consideration for the performance of such services by the Company, Prison Realty agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 (five hundred sixty dollars) per bed for facility preparation services provided by the Company prior to the date on which inmates are first received at such facility. The Company may receive payments up to an additional 5% of the total capital expenditures (as determined above) from Prison Realty if additional services are requested by Prison Realty. The Company has received a fee of 10% on a majority of the construction and development services provided to Prison Realty. Amounts that exceed the reimbursement of actual costs incurred by the Company on facilities the Company will lease from Prison Realty are being deferred and amortized as reductions in lease expense over the terms of the respective leases. The Company billed $41.6 million in fees under the CCA Services Agreement for the year ended December 31, 1999, of which $39.4 million had been collected as of December 31, 1999. The Company recognized $8.1 million as revenues for services provided on projects where the Company does not lease the facility from Prison Realty, $5.6 million as a reduction in operating expenses, and deferred $27.9 million as deferred credits, of which $0.1 million was amortized as a reduction in lease expense.

    TENANT INCENTIVE AGREEMENT

    On January 1, 1999, immediately after the 1999 Merger, the Company entered into a tenant incentive agreement with Prison Realty pursuant to which Prison Realty agreed to pay the Company an incentive fee to induce the Company to enter into leases with respect to those facilities developed and facilitated by the Company. The amount of the incentive fee was initially set at $840 (eight hundred forty dollars) per bed for each facility leased by the Company where the Company has served as developer and facilitator. On May 4, 1999, Prison Realty and the Company entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 (four thousand dollars) per bed payable with respect to all future facilities developed and facilitated by the Company, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 (eight hundred forty dollars) per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 (twenty-one thousand five hundred) beds, that were not subject to the tenant allowance in the first quarter of 1999. The term of the Amended and Restated Tenant Incentive Agreement is four years unless extended upon the written agreement of the Company and Prison Realty. The incentive fees received by the Company are being deferred and amortized as reductions in lease expense over the terms of the respective leases. The Company received $68.6 million in tenant incentive fees under the Amended and Restated Tenant Incentive Agreement for the year ended December 31, 1999. The Company amortized $4.1 million as reductions in lease expense, with $64.5 million remaining in deferred credits at December 31, 1999.

    BUSINESS DEVELOPMENT AGREEMENT

    Effective January 1, 1999, the Company entered into a business development agreement (the "Business Development Agreement") with Prison Realty which provides that the Company will perform, at the direction of Prison Realty, services designed to assist Prison Realty in identifying and obtaining new business. Such services include, but are not limited to, marketing and other business development services designed to increase awareness of Prison Realty and the facility development and construction services it offers, identifying potential facility sites and pursuing all applicable zoning approvals related thereto, identifying potential tenants for Prison Realty's facilities and negotiating agreements related to the acquisition of the new facility management contract for Prison Realty's tenants. Pursuant to the Business Development Agreement, Prison Realty will also reimburse the Company for expenses related to third-party entities providing government and community relations services to the Company, in connection with the provision of the business development services described above. In consideration for the Company's performance of the business development services, and in order to reimburse the Company for the third-party government and community relations expenses described above, Prison Realty has agreed to pay the Company a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee referred to herein) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which the Company performed business development services. The term of the Business Development Agreement is four years unless extended upon the written agreement of the Company and Prison Realty. The business development fees received by the Company are being deferred and amortized as reductions in lease expense over the terms of the respective leases. The Company received $15.0 million in fees under the Business Development Agreement for the year ended December 31, 1999. The Company amortized $0.2 million as reductions in lease expense, with $14.8 million remaining in deferred credits at December 31, 1999.


3.  LIQUIDITY CONCERNS AND PROPOSED MERGER

    The Company incurred a net loss of $202.9 million for the year ended December 31, 1999, has negative working capital of $169.8 million at December 31, 1999 and has a net stockholders' deficit of $180.8 million at December 31, 1999.

    At December 31, 1999, the Company was in violation of certain provisions of its revolving credit facility (the "New Credit Facility"), including failure to comply with a financial covenant pertaining to the Company's net worth. The default could cause further borrowings under the New Credit Facility to be limited or totally suspended and the due date of the outstanding borrowings may be accelerated. The amount outstanding under the New Credit Facility at December 31, 1999 was $16.2 million.

    Rental payments of $24.9 million due to Prison Realty from the Company under the CCA Leases were unpaid as of December 31, 1999, while the terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. The terms of the CCA Leases provide that it shall be an event of default if the Company fails to pay any installment of rent within 15 days after notice of nonpayment from Prison Realty. The terms of the CCA Leases provide that Prison Realty has certain rights in the event of default, including the right to require the Company to relinquish the leased facilities. As of March 29, 2000, Prison Realty has not provided a notice of nonpayment to the Company and the amount of unpaid rentals related to 1999 totals $12.0 million. In addition, unpaid rentals related to periods subsequent to December 31, 1999 total approximately $77.7 million (unaudited) at March 29, 2000.

    As a result of the Company's current liquidity position, the Company has been required to defer the first scheduled payment of accrued interest on the $137.0 million Promissory Note payable to Prison Realty by the Company, which was due on December 31, 1999. Pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between Prison Realty and the agent of the Company's New Credit Facility, the Company is prohibited from making scheduled interest payments on the Promissory Note if certain financial covenants relating to the Company's liquidity position are not met. On December 31, 1999, the Company was not in compliance with these financial covenants. Accordingly, the Company was prohibited from making the scheduled interest payment. Pursuant to the terms of the subordination agreement, Prison Realty is prohibited from accelerating the principal amount of the Promissory Note or taking any other action to enforce its rights under the provisions of the Promissory Note for so long as the New Credit Facility remains outstanding. However, the amount due under the Promissory Note has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 1999, since the Company is in default under the Promissory Note's existing terms.

    Prison Realty, the Company's lessor, is also not in compliance with certain of its debt convenants. In order to address the liquidity and capital needs of both the Company and Prison Realty, the boards of directors of the Company and Prison Realty, as well as the boards of directors of two related service companies, Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI") approved the formation of a special coordinating committee to monitor the financial situation of both Prison Realty and the Company and to coordinate with the companies' advisors regarding the consideration of strategic alternatives. Based on the strategic alternatives considered, (i) the Company's Board of Directors has approved a proposed merger with Prison Realty, (ii) the Company and Prison Realty currently intend to amend the terms of the CCA Leases and the terms of various other agreements between the Company and Prison Realty, and (iii) the Company is negotiating to obtain waivers of the default under the New Credit Facility, all of which are discussed in more detail below. In addition, Prison Realty is in separate negotiations with one or more groups of investors to make an equity investment in Prison Realty (the "Potential Prison Realty Equity Investment"), and currently expects that the completion of the proposed merger will be a condition to the Potential Prison Realty Equity Investment.

    As discussed above, the Company's Board of Directors has approved a proposed merger and related transactions pursuant to which the Company will combine with Prison Realty, and the two related service companies, PMSI and JJFMSI (the "Proposed Merger"). The boards of directors of Prison Realty, PMSI, and JJFMSI have also approved the Proposed Merger, which is subject to shareholder approval by each entity's stockholders.

    The terms of the Proposed Merger specify that non-outside investor shareholders of the Company will obtain the right to receive shares of Prison Realty common stock valued at approximately $10.6 million in exchange for shares of the Company that those shareholders own at the consummation of the Proposed Merger. Immediately prior to the Proposed Merger, the outside investors holding shares of the Company will receive approximately $16.0 million in cash from Prison Realty for the sale of shares of the Company common stock held by those outside investors. Additionally, the terms of the Proposed Merger specify that the $137.0 million Promissory Note due to Prison Realty will be valued at the carrying amount as consideration in the Proposed Merger.

    Approval of the Proposed Merger requires the affirmative vote of 80% of the outstanding shares of the Company's common stock (class A and class B voting together as a single class). Management anticipates that a special meeting of the shareholders of the Company will be held for the purpose of voting upon the Proposed Merger. In addition, pursuant to the terms of an agreement between the Company and a shareholder, Baron Capital Group, Inc, ("Baron"), the Proposed Merger must be approved separately by Baron. A purported class action lawsuit has been filed against Prison Realty seeking an injunction preventing the completion of the Proposed Merger and the Potential Prison Realty Equity Investment.

    In an effort to address the Company's liquidity needs prior to the Proposed Merger, Prison Realty and the Company currently intend to amend the terms of the CCA Leases. Pursuant to this proposed amendment, rent will be payable on each June 30 and December 31, instead of monthly. In addition, the proposed amendment provides that the Company is required to make certain scheduled monthly installment payments to Prison Realty from January 1, 2000 through June 30, 2000. Approximately $12.9 million was paid February 14, 2000, and future payments are anticipated to be $12.0 million due in April 2000, $4.0 million due April 30, 2000, $6.0 million due May 31, 2000 and $8.0 million due June 30, 2000. At the time these installment payments are made, the Company will also be required to pay interest to Prison Realty upon such payments at a rate equal to the then current interest rate under the New Credit Facility. These installment payments represent the Company's December 1999 lease payments and a portion of the rent accruing from January 1, 2000 to June 30, 2000. The accrued but unpaid rent which will have accrued at June 30, 2000, totaling $137.3 million, shall be due and payable on June 30, 2000.

    Prison Realty and the Company also currently intend to amend certain agreements (the Business Development Agreement, the CCA Services Agreement and the Amended and Restated Tenant Incentive Agreement) between Prison Realty and the Company to provide for the deferral of the payment of all fees under these agreements by Prison Realty to the Company until September 30, 2000.

    The terms of the Company's New Credit Facility provide that the Company shall not amend or modify the terms of the CCA Services Agreement, the Amended and Restated Tenant Incentive Agreement and the Business Development Agreement in any manner which is on terms and conditions less favorable to the Company than are in effect immediately prior to such amendment or modification. If the proposed amendments to these agreements are completed, these actions will be in violation of the New Credit Facility. The terms of the New Credit Facility also provide that the execution of the Proposed Merger agreement in December 1999 resulted in an event of default under the New Credit Facility.

    The Company has initiated discussions with the agent of the New Credit Facility, and has requested the consent of the requisite percentage of its participating lenders for a waiver of the restrictions relating to: (i) the amendment of Prison Realty's agreements with the Company; (ii) the execution of the Proposed Merger, (iii) the Company's deferral of certain payments under the CCA Leases and (iv) the financial covenants concerning the Company's net worth. The Company has requested that the waivers remain in effect until the earlier of July 31, 2000 or the completion of the Potential Prison Realty Equity Investment and Proposed Merger.

    There can be no assurance that the requisite participating lenders under the New Credit Facility will consent to the proposed waivers of the New Credit Facility or will not seek to declare an event of default prior to such date. In the event the Company is unable to obtain the necessary waivers or to comply with and maintain the proposed waivers, the participating lenders are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings and suspension of further borrowings under the New Credit Facility. Upon the occurrence and during the continuation of a default, the terms of the New Credit Facility allow the lenders to increase the current interest rate (Prime plus 2.5%) by an additional 3.0% to a default rate. As of March 29, 2000, the lenders have not notified the Company of an event of default, and the Company is not currently subject to the default rate. If the participating lenders elect to exercise their rights to accelerate the Company's obligations under the New Credit Facility, and/or if the participating lenders do not consent to the proposed waivers, such events would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital in the event of an acceleration of the due dates of the New Credit Facility.

    In addition to requiring the consent of the Company's lenders, the completion of the proposed amendments described above are also subject to the consent of Prison Realty's lenders. No assurance can be given that such consents will be obtained or that Prison Realty's lenders will not seek to declare an event of default prior to the effectiveness of the consents. If Prison Realty does not obtain the proposed waivers and consents, Prison Realty's lenders could exercise certain remedies including the acceleration of Prison Realty's outstanding borrowings.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's outstanding amounts due to Prison Realty, recent net losses, negative cash flows from operations, negative working capital and net stockholders' deficit, along with existing defaults under its New Credit Facility and the Promissory Note raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


4.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The Company had no operations prior to January 1, 1999. As such, the accompanying consolidated financial statements represent the Company's consolidated financial position as of December 31, 1999 and 1998, the related consolidated statement of operations for the year ended December 31, 1999, and the Company's consolidated cash flows and consolidated activity in stockholders' equity for the year ended December 31, 1999, and for the period from September 11, 1998 (inception) through December 31, 1998. All material intercompany balances have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    DEBT ISSUANCE COSTS

    Debt issuance costs are amortized on a straight-line basis over the life of the related debt. This amortization is charged to interest expense.

    PROPERTY AND EQUIPMENT

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

    INCOME TAXES

    Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement generally requires the Company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities.

    MANAGEMENT CONTRACTS

    In connection with the acquisition of management contracts discussed in Note 2, the Company obtained contracts with various governmental entities to manage their facilities for fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned or awarded by the respective authorities.

    START-UP COSTS

    In accordance with the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all start-up costs as incurred in operating expenses.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    To meet the reporting requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices. At December 31, 1999, there were no material differences in the book values of the Company's financial instruments and their related fair values as compared to similar financial instruments.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

    ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company continually evaluates the recoverability of the carrying values of its long-lived assets when events suggest that an impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if an impairment exists.

    COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The provisions of SFAS No. 130 had no impact on the Company's results of operations as comprehensive loss was equivalent to the Company's reported net loss for the year ended December 31, 1999.

    SEGMENT DISCLOSURES

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities & Exchange Commission report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment and the provisions of SFAS No. 131 have no significant effect on the Company's disclosures.

    NEWLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates adopting the provisions of SFAS No. 133 effective January 1, 2001 and does not believe the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial position or results of operations.

    RECLASSIFICATIONS

    Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.


 5. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

                                                        DECEMBER 31,
                                                  -----------------------
                                                   1999             1998
                                                  --------        -------
                                                     (IN THOUSANDS)

Land                                              $  4,303        $ 4,303
Building improvements                                6,815         10,348
Equipment                                            9,629          6,689
Office furniture and fixtures                        2,888          2,585
Construction in progress                                79            743
                                                  --------        -------
                                                    23,714         24,668
Less accumulated depreciation                       (3,755)            --
                                                  --------        -------
                                                  $ 19,959        $24,668
                                                  ========        =======

    Depreciation expense was $3.8 million for the year ended December 31, 1999.


6.  OTHER ASSETS

    Other assets consist of the following:

                                              DECEMBER 31,
                                          -------------------
                                           1999         1998
                                          ------       ------
                                            (IN THOUSANDS)

Debt issuance costs                       $3,442       $2,619
Prepaid rent to a government entity        3,116        4,477
Other assets                               2,174        1,881
                                          ------       ------
                                          $8,732       $8,977
                                          ======       ======

 7. PROMISSORY NOTE AND CREDIT FACILITY

    The Promissory Note of $137.0 million is payable to Prison Realty over 10 years and bears interest at 12% per annum. Interest only is payable for the first four years and the principal is payable over the following six years. The Chief Executive Officer of the Company has personally guaranteed payment of 10% of the outstanding principal amount. The original contractual maturities of the Promissory Note for the next five years and thereafter are: 2000 - $0; 2001 - $0; 2002 - $0; 2003 - $22.8 million, 2004 - $22.8 million and thereafter - $91.3 million; however, due to the existing default, these maturities may be accelerated as discussed in Note 3.

    At December 31, 1998, the Company had obtained a revolving credit facility (the "Old Credit Facility") providing for borrowings up to $30.0 million. The Old Credit Facility's terms required interest at LIBOR plus 4.0%. The Old Credit Facility could be used for working capital and letters of credit. The Company had made no draws under the Old Credit Facility as of December 31, 1998.

    On March 1, 1999, the Company obtained the New Credit Facility which provides for borrowings up to $100.0 million and bears interest at Prime plus 2.50%. The New Credit Facility replaced the $30.0 million Old Credit Facility in place at December 31, 1998. Prior to obtaining the New Credit Facility, the Company had made no draws under the Old Credit Facility. The deferred debt issuance costs totaling $2.7 million related to the Old Credit Facility were charged to interest expense upon replacement of that credit facility. Borrowings outstanding under the New Credit Facility are considered short-term obligations as the New Credit Facility requires the Company to maintain a lock-box with the lender whereby all receipts are applied to reduce any borrowings outstanding. At December 31, 1999, there was $16.2 million outstanding on the New Credit Facility. The New Credit Facility expires on June 1, 2002.

    As discussed in Note 3, at December 31, 1999, the Company was in violation of several provisions of the New Credit Facility including failure to comply with a financial covenant which required the Company's net worth to be greater than negative $105.0 million and the execution of the Proposed Merger agreement. The defaults could cause repayment of the Company's outstanding borrowings to be accelerated and could result in a higher default rate of interest, as discussed in Note 3. The Company has initiated discussions with the agent of the New Credit Facility, and has requested the consent of the requisite percentage of its participating lenders for a waiver of the restrictions relating to: (i) the amendment of Prison Realty's agreements with the Company, (ii) the execution of the Proposed Merger, and
    (iii) the Company's deferral of certain payments under the CCA Leases. The Company has also requested the consent of such lenders with respect to a waiver of the financial covenant concerning the Company's net worth described above. The Company has requested that the waiver remain in effect until the earlier of July 31, 2000 or the completion of the Potential Prison Realty Equity Investment and the Proposed Merger.

    Interest expense, net, is comprised of the following for the year ended December 31, 1999 (in thousands):

             Interest expense                              $  20,974
             Interest income                                    (500)
                                                           ---------
                                                           $  20,474
                                                           =========

 8. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Significant components of the Company's deferred tax assets at December 31, 1999 are as follows (in thousands):

Current Deferred Tax Assets:
   Asset reserves and liabilities not yet deductible for tax       $  3,059
                                                                   --------
     Total current deferred tax assets                                3,059
   Less valuation allowance                                          (3,059)
                                                                   --------
         Net current deferred tax assets                           $     --
                                                                   ========
Noncurrent Deferred Tax Assets:
   Deferred lease incentives and service fees                      $ 41,757
   Tax over book basis of certain assets                                927
   Net operating loss carryforwards                                  32,588
                                                                   --------
     Total noncurrent deferred tax assets                            75,272
   Less valuation allowance                                         (75,272)
                                                                   --------
         Net noncurrent deferred tax assets                        $     --
                                                                   ========

    Due to the Company's recent operating losses, there is significant uncertainty about the Company's ability to generate sufficient taxable income in the future to realize the deferred tax assets. In accordance with SFAS No. 109, the Company has provided a valuation allowance at December 31, 1999 to fully reserve the deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards for income taxes totaling $83.6 million available to offset future taxable income.
    The carryforward period expires in 2019.

    The following summarizes the change in the valuation allowance for the year ended December 31, 1999 (in thousands):

      Valuation allowance at January 1, 1999               $      --
      Valuation allowance at December 31, 1999                78,331
                                                           ---------
        Increase in valuation allowance                    $  78,331
                                                           =========

 9. ADMINISTRATIVE SERVICES AGREEMENTS

    On January 1, 1999, the Company entered into administrative service agreements with two separately owned, newly formed companies, PMSI and JJFMSI, pursuant to which employees of the Company's administrative departments perform administrative services (including, but not limited to operational support, legal, finance, management information systems and government relations services), as needed, for each of the two companies. In connection therewith, the Company granted each of the two companies the right to use the name "Corrections Corporation of America" in connection with the servicing of management contracts. As consideration for the foregoing, the Company received administrative service fees of $0.25 million per month from each company for a total of $6.0 million for the year ended December 31, 1999. The Company has recognized these amounts as revenues in the statement of operations.


 10.STOCKHOLDERS' EQUITY

    Preferred Stock -

    During 1998, the Company authorized 50.0 million shares of $0.01 (one cent) par value preferred stock. At December 31, 1999 and 1998, no preferred stock was issued or outstanding.

    Common Stock  -

    On September 22, 1998, the Company issued 5.0 million shares of Class A voting common stock to certain employees of Old CCA and Prison Realty who were also founding shareholders of the Company. Neither the Company nor Old CCA received any proceeds from the issuance of these shares. However, Old CCA recorded compensation expense of $22.9 million in 1998 for the implied fair value of the 5.0 million common shares. The fair value of these common shares was determined at the date of the 1999 Merger based upon the fair value of the Company derived from the $16.0 million cash investments in the Company made by outside investors at December 31, 1998, as discussed in Note 1.

    Additionally, on September 22, 1998, the Company issued 0.8 million restricted shares of Class A voting common stock to certain wardens of Old CCA facilities. The shares held by the wardens are restricted and will vest if, and only if, the wardens remain employees of the Company through December 31, 2003. The Company is expensing the implied fair value (approximately $3.9 million) of these restricted securities over the respective vesting period. The implied fair value of these common shares was also derived from the $16.0 million cash investments in the Company made by outside investors at December 31, 1998, as discussed in Note 1.

    As discussed in Note 1, the Company sold 3.5 million shares of Class A voting common stock to outside investors immediately prior to the 1999 Merger. The net proceeds of $16.0 million were used for general working capital purposes.

    Stock Warrants -

    In connection with the Company's Old Credit Facility, on December 31, 1998, the Company issued 0.5 million warrants to purchase Class A common shares as part of the debt issuance costs associated with obtaining the Old Credit Facility. The warrants were issued with an exercise price of $4.57 per warrant and an expiration date of December 31, 2008. The warrants are exercisable from the date of issuance. The Company determined the fair value of the warrants issued to be approximately $0.6 million utilizing the Black-Scholes option-pricing model and recorded the cost as debt issuance cost within other noncurrent assets on the accompanying consolidated balance sheets. These debt issuance costs were charged to interest expense upon replacement of the Old Credit Facility as described in
    Note 7. At December 31, 1999 and 1998, all stock warrants remained outstanding.


 11.RETIREMENT PLAN

    On December 28, 1998, the Company adopted a 401(k) plan (the "Plan") for all eligible employees as defined in the plan documents. The Board of Directors has discretion in establishing the amount of the Company's contributions. The Company's contributions become 40% vested after four years of service and 100% vested after five years of service, and the vested portions are paid on death, retirement or termination. The CCA Employee Stock Ownership Plan merged with the Plan in 1999. The Company's contributions to the Plan amounted to $4.6 million for the year ended December 31, 1999.


 12.COMMITMENTS AND CONTINGENCIES

    All of the Company's leases of its facilities and certain equipment from Prison Realty are under long-term operating leases expiring through the year 2011. The contractual minimum lease commitments (excluding acceleration or demand provisions) under existing terms for noncancelable leases are as follows (in thousands):

      YEAR                                   AMOUNT
      ----                                   ------

      2000                                  $  310,651
      2001                                     310,651
      2002                                     310,651
      2003                                     310,651
      2004                                     310,651
      Thereafter                             1,890,193
                                            ----------
      Total                                 $3,443,448
                                            ==========


    As discussed in Note 3, the terms of the CCA Leases provide that it shall be an event of default if the Company fails to pay any installment of rent within 15 days after notice of nonpayment from Prison Realty. Approximately $12.0 million in unpaid rentals related to 1999 exist as of March 29, 2000 as well as approximately $77.7 million (unaudited) in unpaid rentals related to periods subsequent to December 31, 1999. The terms of the CCA Leases provide that Prison Realty could require the Company to relinquish the leased facilities in the event of default. However, as of March 29, 2000, Prison Realty has not provided a notice of nonpayment to the Company.

    The Company has been named as one of the defendants in a purported class action lawsuit filed by a Prison Realty shareholder against Prison Realty, the Company and Prison Realty's directors. The lawsuit alleges, among other things, certain violations of the Prison Realty directors' fiduciary duties in connection with the approval of certain payments to the Company. The Company is continuing to investigate the allegations and an outcome is not determinable as of March 29, 2000.

    Subsequent to year end, the Company was named as one of the defendants in a purported class action lawsuit alleging that the telephone services at prisons owned or run by the defendants result in charges for collect calls placed by inmates that are unconscionably high. Due to the recent filing of this purported class action lawsuit, an outcome is not determinable as of March 29, 2000.

    In addition to the above legal matters, the nature of the Company's business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, other than the outstanding litigation discussed above, there are no pending legal proceedings that would have a material effect on the consolidated financial position or results of operations of the Company for which the Company has not established adequate reserves.

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

 13.CONCENTRATION OF CREDIT RISK

    Approximately 97% of the Company's revenues for the year ended December 31, 1999, relate to amounts earned from federal, state and local governmental management and transportation contracts.

    The Company had revenues of 25% from the federal government and 62% from state governments for the year ended December 31, 1999 for management contracts. Two federal agencies accounted for revenues of 11% and 10% and one state government accounted for revenues of 11% for the year ended December 31, 1999 for management contracts.

    Substantially all of the Company's accounts receivable are due from federal, state and local governments at December 31, 1999 and 1998.

    Salaries and related benefits represented 58% of operating expenses for the year ended December 31, 1999.

 14. QUARTERLY INFORMATION (UNAUDITED)

    Selected quarterly financial information for each of the quarters in the year ended December 31, 1999 is as follows (in thousands):

                       FIRST            SECOND           THIRD              FOURTH
                      QUARTER          QUARTER          QUARTER             QUARTER              TOTAL
                     ---------        ---------        ---------           ---------           ---------
Revenues             $ 112,363        $ 122,985        $ 129,874           $ 134,070           $ 499,292
Operating loss         (60,518)         (55,923)         (63,512)             (2,491)(b)        (182,444)
                     ---------        ---------        ---------           ---------           ---------
Net loss             $ (39,766)       $ (37,262)       $(118,346)(a)       $  (7,544)(b)       $(202,918)
                     =========        =========        =========           =========           =========


(a) The net loss in the third quarter reflects the Company's decision that previously reported income tax benefits of $50.3 million related to its 1999 losses should be fully reserved.

(b) The operating loss and net loss in the fourth quarter were substantially lower than the first three quarters due to changes in the terms of the CCA Leases which allowed the Company to reverse previously recorded straight line rent accruals of $56.9 million.

To Prison Realty Trust, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Prison Realty Trust, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in this Annual Report on Form 10-K and have issued our report thereon dated March 27, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of Prison Realty Trust, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 27, 2000

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                         Costs
                                                                                Capitalized Subsequent
                                                          Initial Cost              to Acquisition
                                                    -------------------------   ----------------------

                                                                Buildings,               Buildings,
                                                               Improvements,            Improvements,
                                                                Equipment,               Equipment,
                                                              Construction in          Construction in
       Properties by State           Encumbrances     Land       Progress       Land      Progress
----------------------------------   ------------   -------   ---------------   ----   ---------------
  Texas (9 properties)                  Note 1      $ 2,930     $  275,059      $559     $    4,959
  Oklahoma (4 properties)               Note 1          826        225,572        --          7,998
  Kentucky (4 properties) - Note 4      Note 1        1,818         25,028        --         33,489
  Tennessee (5 properties)              Note 1       15,485        114,052        --          2,948
  New Mexico (3 properties)             Note 1        1,376         88,618       403         23,813
  Arizona (3 properties)                Note 1        2,688        401,666        --          1,462
  Colorado (3 properties)               Note 1          956         78,978        --         18,665
  Georgia (5 properties)                Note 1        1,297        154,058        --             --
  California (4 properties)             Note 1        3,699        231,824        --             --
  North Carolina (2 properties)         Note 1          406         83,448        --             --
  Ohio (2 properties)                   Note 1        1,507        163,967        --          2,215
  All Other States (7 properties)       Note 1        3,462        194,026        --            873
  properties)
  United Kingdom (1 property)           Note 1           --         88,151        --             --
                                                    -------     ----------      ----     ----------
                                                    $36,450     $2,124,447      $962     $   96,422
                                                    =======     ==========      ====     ==========

                                           Total Historical Cost at
                                              December 31, 1999
                                    --------------------------------------
                                                                                                                        Life on
                                                Buildings,                                                               which
                                               Improvements,                                                          depreciation
                                                Equipment,                                                              in latest
                                              Construction in                Accumulated      Date of       Date    income statement
       Properties by State            Land       Progress          Total     Depreciation   Construction  Acquired     is prepared
----------------------------------  -------   ---------------   ----------   ------------   ------------  --------  ----------------
  Texas (9 properties)              $ 3,489     $  280,018      $  283,507    $    7,141       Note 2      Note 2        Note 3
  Oklahoma (4 properties)               826        233,570         234,396         5,599       Note 2      Note 2        Note 3
  Kentucky (4 properties) - Note 4    1,818         58,517          60,335         1,293       Note 2      Note 2        Note 3
  Tennessee (5 properties)           15,485        117,000         132,485         7,197       Note 2      Note 2        Note 3
  New Mexico (3 properties)           1,779        112,431         114,210         3,166       Note 2      Note 2        Note 3
  Arizona (3 properties)              2,688        403,128         405,816         7,737       Note 2      Note 2        Note 3
  Colorado (3 properties)               956         97,643          98,599         4,497       Note 2      Note 2        Note 3
  Georgia (5 properties)              1,297        154,058         155,355         2,252       Note 2      Note 2        Note 3
  California (4 properties)           3,699        231,824         235,523           802       Note 2      Note 2        Note 3
  North Carolina (2 properties)         406         83,448          83,854         2,348       Note 2      Note 2        Note 3
  Ohio (2 properties)                 1,507        166,182         167,689         4,104       Note 2      Note 2        Note 3
  All Other States (7 properties)     3,462        194,899         198,361         3,649       Note 2      Note 2        Note 3
  United Kingdom (1 property)            --         88,151          88,151            --       Note 2      Note 2        Note 3
                                    -------     ----------      ----------    ----------
                                    $37,412     $2,220,869      $2,258,281    $   49,785
                                    =======     ==========      ==========    ==========




Note 1 - All facilities are pledged as security under the Company's secured bank credit facility. The outstanding balance on the secured bank credit facility was $928.2 million at December 31, 1999.

Note 2 - Individual facility profiles are included in Part I, Item 2.

Note 3 - The Company has elected depreciable lives of 50 years for buildings and improvements and 5 to 10 years for equipment.

Note 4 - During the year ended December 31, 1999, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company recorded an aggregate impairment loss of $76.4 million on three of its correctional and detention facilities in the state of Kentucky. The Company reduced the carrying values of these properties to their estimated fair values, as determined based on anticipated future cash flows.

       The following schedule is a reconciliation of the total changes in cost of real estate properties and accumulated depreciation for the year ended December 31, 1999.

                                                                              Accumulated
                                                       Historical Cost        Depreciation
                                                       ---------------        ------------
             Balance, December 31, 1998                  $   637,640          $    10,251

             Old Prison Realty Merger                      1,223,371                   --
             Depreciation expense                                 --               44,062
             Disposals of assets                             (53,586)              (2,882)
             Impairment loss                                 (78,079)              (1,646)
             Additions of property and equipment             528,935                   --
                                                         -----------          -----------
             Balance, December 31, 1999                  $ 2,258,281          $    49,785
                                                         ===========          ===========