Form 10-Q
period 2000-03-31
PRISON REALTY TRUST INC
filed 2000-05-15
CIK 1070985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

(Outstanding shares of the issuer's common stock, $0.01 par value per share, as of May 11, 2000)

                                   118,409,619

                            PRISON REALTY TRUST, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                                                PAGE
PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
  a)       Condensed Consolidated Balance Sheets as of March 31, 2000
           (Unaudited) and December 31, 1999.........................................
  b)       Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2000 and 1999......................................
  c)       Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended March 31, 2000 and 1999......................................
  d)       Notes to Condensed Consolidated Financial Statements......................
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................
Item 3.    Quantitative and Qualitative Disclosures About Market Risk................

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................
Item 2.    Changes in Securities and Use of Proceeds.................................
Item 3.    Defaults Upon Senior Securities...........................................
Item 4.    Submission of Matters to a Vote of Security Holders.......................
Item 5.    Other Information.........................................................
Item 6.    Exhibits and Reports on Form 8-K..........................................

SIGNATURE............................................................................

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    MARCH 31,      DECEMBER 31,
                                                      2000             1999
                                                   -----------      -----------
ASSETS
Real estate properties:
   Correctional and detention facilities           $ 2,216,662      $ 2,258,281
   Less accumulated depreciation                       (62,709)         (49,785)
                                                   -----------      -----------
         Net real estate properties                  2,153,953        2,208,496

Cash and cash equivalents                               12,753           84,493
Restricted cash                                         24,722           24,409
Note receivable from CCA                               137,000          137,000
Investments in affiliates                              120,974          118,232
Investments in direct financing leases                 162,254           74,059
Receivable from CCA                                     25,839           28,608
Other assets                                            61,116           60,625
                                                   -----------      -----------
         Total assets                              $ 2,698,611      $ 2,735,922
                                                   ===========      ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)

                                                                                                 MARCH 31,             DECEMBER 31,
                                                                                                    2000                    1999
                                                                                                -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Distributions payable                                                                        $     2,150             $     2,150
   Bank credit facility                                                                             926,734                 928,234
   Senior notes payable                                                                             100,000                 100,000
   Convertible subordinated notes and other debt                                                     70,737                  70,757
   Accounts payable and accrued expenses                                                             67,207                  70,911
   Income taxes payable                                                                               5,917                   5,476
   Deferred gains on sales of contracts                                                             103,376                 106,045
   Other liabilities                                                                                 32,000                  32,000
                                                                                                -----------             -----------
         Total liabilities                                                                        1,308,121               1,315,573
                                                                                                -----------             -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 (one cent) par value; 20,000 shares
      authorized; 4,300 issued and outstanding; stated at
      liquidation preference of $25 (twenty-five dollars)
      per share                                                                                     107,500                 107,500
   Common stock, $.01 (one cent) par value; 300,000
      shares authorized; 118,406 shares issued;
      118,394 shares outstanding, respectively                                                        1,184                   1,184
   Treasury stock, 12 shares, at cost                                                                  (242)                   (242)
   Additional paid-in capital                                                                     1,347,318               1,347,227
   Cumulative net income                                                                              2,024                  29,824
   Accumulated distributions                                                                        (67,294)                (65,144)
                                                                                                -----------             -----------
         Total stockholders' equity                                                               1,390,490               1,420,349
                                                                                                -----------             -----------

         Total liabilities and stockholders' equity                                             $ 2,698,611             $ 2,735,922
                                                                                                ===========             ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               THREE MONTHS           THREE MONTHS
                                                                                                   ENDED                  ENDED
                                                                                              MARCH 31, 2000         MARCH 31, 1999
                                                                                              --------------         --------------
REVENUES:
    Rental revenues                                                                              $  11,460             $  63,640
    Interest income                                                                                  3,312                 6,214
    Licensing fees                                                                                   2,576                 2,132
                                                                                                 ---------             ---------
                                                                                                    17,348                71,986
                                                                                                 ---------             ---------

EXPENSES:
    Depreciation and amortization                                                                   12,924                 9,917
    General and administrative                                                                       2,543                   882
    Write-off of amounts under lease arrangements                                                    4,000                    --
                                                                                                 ---------             ---------
                                                                                                    19,467                10,799
                                                                                                 ---------             ---------

OPERATING INCOME (LOSS)                                                                             (2,119)               61,187
Equity in earnings of subsidiaries and amortization
of deferred gains                                                                                    6,113                 7,681
Interest expense                                                                                   (31,794)               (8,273)
                                                                                                 ---------             ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                                  (27,800)               60,595
Provision for change in tax status                                                                      --                83,200
                                                                                                 ---------             ---------
NET LOSS                                                                                           (27,800)              (22,605)
DIVIDENDS TO PREFERRED SHAREHOLDERS                                                                 (2,150)               (2,150)
                                                                                                 ---------             ---------
NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                                                                  $ (29,950)            $ (24,755)
                                                                                                 =========             =========
NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS PER COMMON SHARE:
   BASIC                                                                                         $   (0.25)            $   (0.23)
                                                                                                 =========             =========


   DILUTED                                                                                       $   (0.25)            $   (0.23)
                                                                                                 =========             =========


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, BASIC                                                                              118,395               107,282
                                                                                                 =========             =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, DILUTED                                                                            118,395               107,282
                                                                                                 =========             =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                                 THREE MONTHS        THREE MONTHS
                                                                                                    ENDED               ENDED
                                                                                                MARCH 31, 2000      MARCH 31, 1999
                                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                      $ (27,800)          $ (22,605)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                            12,924               9,917
            Amortization of debt issuance costs                                                       3,321                 962
            Provision for change in tax status                                                         --                83,200
            Equity in earnings of unconsolidated entities and amortization of
                deferred gain                                                                        (6,113)             (7,681)
            Write-off of amounts under lease arrangements                                             4,000                --
            Other noncash items                                                                          90                --
            Changes in assets and liabilities, net
                Receivable from CCA                                                                   2,769                 663
                Other assets                                                                         (2,682)             (9,129)
                Accounts payable and accrued expenses                                                (7,704)              1,963
                Income taxes payable                                                                    441              (6,769)
                                                                                                  ---------           ---------
                    Net cash provided by (used in) operating activities                             (20,754)             50,521
                                                                                                  ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment                                                             (47,799)           (169,958)
    Increase in restricted cash and investments                                                        (313)            (74,393)
    Cash acquired in purchase of CCA Prison Realty Trust                                               --                21,894
    Increase in other assets                                                                         (1,127)             (3,937)
    Distributions from investments in PMSI and JJFMSI                                                   702                --
    Payments received on direct financing leases and notes receivable                                 1,223               1,165
                                                                                                  ---------           ---------
                    Net cash used in investing activities                                           (47,314)           (225,229)
                                                                                                  ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                                     --                40,000
    Payments on debt                                                                                    (20)                (53)
    Proceeds from (payments on) bank credit facility, net                                            (1,500)            118,400
    Payment of debt issuance costs                                                                       (2)             (8,328)
    Proceeds from issuance of common stock                                                             --                74,840
    Distributions paid on common shares                                                                --               (67,818)
    Distributions paid on preferred shares                                                           (2,150)             (2,150)
                                                                                                  ---------           ---------
                    Net cash provided by (used in) financing activities                              (3,672)            154,891
                                                                                                  ---------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (71,740)            (19,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                   84,493              31,141
                                                                                                  ---------           ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                      $  12,753           $  11,324
                                                                                                  =========           =========

                                   (CONTINUED)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                                                               THREE MONTHS       THREE MONTHS
                                                                                                   ENDED              ENDED
                                                                                              MARCH 31, 2000     MARCH 31, 1999
                                                                                              --------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of capitalized amounts of $5.2 million and $7.1 million,
   respectively)                                                                              $       20,895     $          984
                                                                                              ==============     ==============

   Income taxes                                                                               $          522     $        9,220
                                                                                              ==============     ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES-INCREASES (DECREASES) TO CASH:
A real estate property was leased subject to a direct financing lease:
   Real estate properties                                                                     $       89,418     $           --
   Investments in direct financing leases                                                            (89,418)                --
                                                                                              --------------     --------------

                                                                                              $           --     $           --
                                                                                              ==============     ==============
Long-term debt was converted into common stock:
   Other assets                                                                               $           --     $        1,161
   Long-term debt                                                                                         --            (47,000)
   Common stock                                                                                           --                 50
   Additional paid-in capital                                                                             --             45,789
                                                                                              --------------     --------------

                                                                                              $           --     $           --
                                                                                              ==============     ==============
The Company acquired CCA Prison Realty Trust's assets and liabilities for stock:
   Restricted cash                                                                            $           --     $      (17,188)
   Property and equipment                                                                                 --         (1,323,100)
   Other assets                                                                                           --             (9,496)
   Accounts payable and accrued expenses                                                                  --             29,248
   Line of credit                                                                                         --            279,600
   Distributions payable                                                                                  --              2,150
   Common stock                                                                                           --                253
   Preferred stock                                                                                        --                 43
   Additional paid-in capital                                                                             --          1,081,161
   Retained earnings                                                                                      --             43,817
   Accumulated distributions                                                                              --            (64,594)
                                                                                              --------------     --------------

        Net cash acquired                                                                     $           --     $       21,894
                                                                                              ==============     ==============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)


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

OPERATIONS

Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities. Corrections Corporation of America ("CCA") is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA for services rendered to the Company in development of its correctional and detention facilities. See the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 30, 2000 (the "Company's Form 10-K") and Note 11 herein for a description of the contractual relationships between the Company and CCA. As a result of liquidity issues facing CCA and the Company, the parties intend to amend the contractual agreements between the Company and CCA. For a fuller description of the proposed amendments, see Note 11.

As required by its governing instruments and as contemplated by the Pacific Life Restructuring (as defined in Note 2 and more fully described in Note 13 hereof), the Company currently intends to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for the year ended December 31, 1999. In the event the Company completes the Pacific Life Restructuring under its existing terms, following required shareholder approval in 2000, the Company expects to be taxed as a C corporation for the taxable year ending December 31, 2000 and thereafter. See Note 8 for information on the Company's contingent tax liabilities. In the event the Pacific Life Restructuring is not completed, the Company expects that, following required shareholder approval, the Company will nevertheless be taxed as a C corporation with respect to its taxable year ended December 31, 2000 and thereafter.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


2.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is in default under the provisions of its senior secured bank credit facility (outstanding balance of $926.7 million at March 31, 2000) and is in default under the provisions of the agreements governing the Company's outstanding convertible, subordinated notes (outstanding balance of $70.0 million at March 31, 2000). The defaults relate to the Company's failure to comply with certain financial covenants during 1999 and 2000, the issuance of a going concern opinion qualification with respect to the Company's 1999 consolidated financial statements, and certain transactions effected by the Company without the consent of the Company's lenders, including the execution of a securities purchase agreement in connection with a series of proposed transactions led by Pacific Life Insurance Company ("Pacific Life"). See Note 6 for a detailed description of each existing event of default under the provisions of the Company's indebtedness. The Company's noncompliance with the provisions of its outstanding obligations could result in the Company's creditors demanding immediate repayment of these obligations. The existing events of default under the provisions of the Company's bank credit facility and an aggregate of $40.0 million of the Company's convertible, subordinated notes have been formally declared, but no acceleration actions have been taken by the creditors with respect to this indebtedness. The Company has not obtained waivers of these existing events of default. See Note 6 for a description of the Company's attempts to obtain waivers of these existing events of default. Also, the Company has limited resources currently available to meet its operating, capital expenditure and debt service requirements during 2000. In addition, as discussed in Note 8, the Company has significant outstanding shareholder and other litigation matters.

The Company's primary lessee, CCA, on which the Company is dependent for its major sources of income, incurred a net loss of $62.6 million for the three months ended March 31, 2000, and has a net working capital deficiency and a net capital deficiency at March 31, 2000. In connection with the 1999 Merger, the Company and CCA entered into lease agreements with CCA with respect to the correctional and detention facilities owned by the Company and operated by CCA, as well as a series of additional agreements relating to the payment of certain fees by the Company to CCA. As of March 31, 2000, approximately $92.2 million of rents due from CCA to the Company under the master lease agreement and leases with respect to each leased property between CCA and the Company (the "CCA Leases") were unpaid. The terms of the CCA Leases provide that rental payments are due and payable on the 25th day of each month for the current month. The CCA Leases provide that it shall be an event of default if CCA fails to pay any installment of rent within 15 days after notice of nonpayment from the Company. The Company, however, has not provided a notice of nonpayment to CCA with respect to lease payments due and payable by CCA. Subsequent to March 31, 2000, CCA has paid $11.9 million of lease payments related to 1999 and $4.0 million related to 2000.

CCA recently obtained a waiver of existing events of default under its revolving credit facility. These events of default related to CCA's execution of an agreement and plan of merger with respect to a proposed merger of CCA with and into a wholly-owned subsidiary of the Company in connection with the Pacific Life Restructuring (as defined in Note 2 and more fully described in Note 13 hereof), the deferral of certain of CCA's lease payments and the payment of fees to CCA by the Company, and a financial covenant relating to CCA's net worth. This waiver, however, will terminate upon the occurrence of certain events, and the

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


term of the waiver will expire on July 31, 2000. See Note 11 for a description of these events of default and the waiver of such events of default.

As a result of CCA's current liquidity position, CCA has been required to defer the first scheduled payment of accrued interest, totaling approximately $16.4 million, on the $137.0 million promissory note payable by CCA to the Company (the "CCA Note"). Pursuant to the terms of the CCA Note, CCA was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of CCA's revolving credit facility (the "Subordination Agreement"), CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants. As of December 31, 1999, CCA was not, and, notwithstanding the waiver discussed above, CCA currently is not, in compliance with these financial covenants. Consequently, CCA is prohibited from making the scheduled interest payment to the Company. Pursuant to the terms of the Subordination Agreement, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's revolving credit facility remains outstanding. Also as a result of CCA's current liquidity position, the independent public accountants of CCA have indicated in their opinion on CCA's 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

Continued operating losses by Prison Realty and CCA, declarations of events of default and potential acceleration actions by the Company's and CCA's creditors, the continued inability of CCA to make contractual payments to the Company, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. In addition, these matters concerning the Company and CCA raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

In response to the significant losses experienced by CCA during 1999 and by the Company and CCA during the three months ended March 31, 2000 and in response to the defaults under the Company's debt agreements, the Company has entered into an agreement with respect to a series of transactions led by Pacific Life intended to provide the Company with additional capital and a restructuring of its indebtedness, as well as a simplification of its corporate structure and a new management team (the "Pacific Life Restructuring"). A complete discussion of the Pacific Life Restructuring and recent developments affecting the Pacific Life Restructuring is included in Note 13.

3.   1999 MERGER TRANSACTIONS

For a complete description of the 1999 Merger Transactions, please see the information contained in the Company's Form 10-K.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


4.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in majority-owned affiliates where control does not exist, including the Company's investments in Prison Management Services, Inc., a Tennessee corporation ("PMSI"), and Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation ("JJFMSI"), are accounted for under the equity method. Investments in entities of less than 20% of an entity's outstanding stock and where no significant influence exists, including the Company's investment in CCA, are accounted for under the cost method. All material intercompany transactions and balances have been eliminated in consolidation.

The accompanying interim consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Form 10-K with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

5.  REAL ESTATE PROPERTIES

At March 31, 2000, the Company owned or was in the process of developing 52 real estate properties, including 50 correctional and detention facilities and two corporate office buildings, of which 46 properties were operating, three were under construction or expansion and three were in the planning stages, with a total aggregate cost of $2.2 billion. At March 31, 2000, CCA leased 37 properties from the Company, governmental agencies leased six facilities from the Company, and private operators leased three facilities from the Company. In the event the Pacific Life Restructuring is not completed and/or Prison Realty and CCA do not combine, the Company expects to lease all of the facilities under construction or development to CCA. In the event the Pacific Life Restructuring is completed and/or Prison Realty and CCA combine, all existing leases between Prison Realty and CCA will be cancelled and will be of no further force and effect. See Note 13 for a discussion of the Pacific Life Restructuring.

Eight of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase these facilities. In addition, two of the facilities are constructed on land that the Company leases to governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the term of the ground lease.

During January 2000, the Company completed construction at a cost of approximately $89.4 million of an 800-bed medium-security prison in Salford, England and entered into a 25-year lease with Agecroft Prison Management, Inc. ("APM"). The Company is accounting for the lease as a direct financing lease.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


APM, a joint venture owned 50% by JJFMSI and 50% by Sodexho Alliance S.A. ("Sodexho"), is managing the operation of the prison for the U.K. government.

6.  DEBT

THE CREDIT FACILITY AND AMENDED CREDIT FACILITY

TERMS AND CONDITIONS. On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan required quarterly principal payments of $625 throughout the term of the loan with the remaining balance maturing on January 1, 2003. The revolving loans were to mature on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility were subject to change based on the Company's senior debt rating. The Credit Facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $875 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the Credit Facility was changed to December 31, 2002, with the maturity of the revolving loan under the Credit Facility remaining January 1, 2002. Lehman Commercial Paper Inc. replaced NationsBank, N.A. as Administrative Agent of the Amended Credit Facility.

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

The rating on the Company's bank loan debt was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the senior unsecured debt was lowered from B1 to B2, and the rating on the Series A Preferred Stock was lowered from Ba3 to B3. As a result of these rating changes, the interest rate applicable to outstanding amounts under the Amended Credit Facility was increased by .50%

Upon the lenders' determination that the Company is in default under the terms of the Amended Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, the Company is currently in default under the Amended Credit Facility and, consequently, has been subject to and has been accruing and paying the default rate of interest since January 25, 2000.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


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

The Amended Credit Facility, similar to the Credit Facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. The Amended Credit Facility contains certain financial covenants, primarily (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios and (b) restrictions on the incurrence of additional indebtedness.

The Amended Credit Facility also restricted the Company's ability to make the 1999 cash payment of a special dividend representing the accumulated earnings and profits of Old CCA unless (a) the Company had liquidity of at least $75.0 million at the dividend declaration date after giving effect to the payment of the special dividend, (b) the Company received at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and (c) CCA received at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Amended Credit Facility also restricts the cash payment of the special dividend in 2000.

SOLICITATION OF CONSENTS FOR WAIVERS OF EVENTS OF DEFAULT UNDER, AND AMENDMENTS TO, PROVISIONS OF THE COMPANY'S AMENDED CREDIT FACILITY. As a result of: (i) the current financial condition of the Company and CCA as described in Note 2; (ii) the transactions undertaken by the Company and CCA, as described in Note 11, in an attempt to resolve the current liquidity issues of the Company and CCA; and
(iii) the transactions contemplated by the proposed Pacific Life Restructuring, as described in Note 13, certain existing or potential events of default have arisen under the provisions of the Amended Credit Facility. Specifically, the Company is subject to the following existing or potential events of default under the Amended Credit Facility:

- For the fiscal quarters ending December 31, 1999 and March 31, 2000, the Company was not in compliance with certain financial covenants, each as defined in the Amended Credit Facility.

- As a result of the existence of explanatory paragraphs in the reports of each of the Company's and CCA's reports of independent public accountants relating to the Company's and CCA's 1999 consolidated financial statements as to the ability of each of the Company and CCA to continue as a going concern, the Company is in violation of the provisions of the Amended Credit Facility.

- As more fully described below, the Company is in default under the provisions of the note purchase agreement relating to the Company's 9.5% Convertible Notes (as hereinafter defined). Due to the provisions of the Amended Credit Facility, this default under the terms of these subordinated,

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


     notes has resulted in an event of default under the Amended Credit Facility since January 25, 2000.

- The declaration and payment of a quarterly dividend on the Company's Series A Preferred Stock for the quarter ended March 31, 2000 constituted an event of default under the Amended Credit Facility.

- The Amended Credit Facility contains restrictions upon the ability of the Company to amend the terms of its agreements with CCA without the consent of the Company's senior lenders, which would be violated upon execution of the proposed amendments to the Company's existing agreements with CCA described in Note 11.

- The Amended Credit Facility contains restrictions upon the ability of the Company to enter into any agreement constituting a "change of control" provision, as defined in the Amended Credit Facility. The appointment of a new Chairman of the Board of Directors and President of the Company in December 1999 constituted a "change of control" of the Company under the terms of the Amended Credit Facility upon the expiration of an applicable period. In addition, the execution and performance of certain conditions contained in the securities purchase agreement with Pacific Life constituted a "change of control" of the Company under the terms of the Amended Credit Facility.

- The Amended Credit Facility provides that any non-compliance by CCA with the provisions of CCA's revolving credit facility would constitute an event of default under the Amended Credit Facility. Although CCA has obtained a waiver of all events of default under its revolving credit facility, as more fully described in Note 11, CCA's non-compliance with the provisions of its revolving credit facility would also constitute an event of default under the Amended Credit Facility.

- As more fully described below, the Company is in violation of certain financial covenants contained in the note purchase agreement relating to the Company's 7.5% Convertible Notes (as defined below). However, the Company is currently not in default under the provisions of this note purchase agreement because the holder of the 7.5% Convertible Notes has not provided the Company with written notice declaring such an event of default. As a result, no event of default currently exists under the provisions of the Amended Credit Facility with respect to the Company's violation of these financial covenants. If, however, the holder of the 7.5% Convertible Notes did provide a notice of default to the Company, upon the expiration of an applicable period, the Company would be in default under the provisions of the note purchase agreement, which would also give rise to an event of default under the Amended Credit Facility.

PROPOSED WAIVERS OF EVENTS OF DEFAULT UNDER, AND AMENDMENTS TO, THE COMPANY'S AMENDED CREDIT FACILITY. The Company, through Lehman Commercial Paper Inc., the Administrative Agent of the Amended Credit Facility, has initiated the process of soliciting the consent of the requisite percentage of the senior lenders under the Amended Credit Facility for a waiver of the existing events of default under the Amended Bank Credit Facility. Specifically, the Company has requested a waiver of the following events of default under the Amended Credit Facility:

- The Company's failure to comply with certain of the financial covenants contained in the Amended Credit Facility for the fiscal quarter ended December 31, 1999, for the fiscal quarter ended March 31, 2000 and for the fiscal quarter ending June 30, 2000.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


- The Company's declaration and payment of its regular quarterly dividend on shares of its Series A Preferred Stock for the fiscal quarter ended March 31, 2000.

- The failure of the Company to deliver annual financial statements of the Company and CCA unqualified as to the ability of each of the Company and CCA to continue as a going concern.

- The existence of certain defaults, as described below, by the Company under the terms of the note purchase agreement relating to the Company's 9.5% Convertible Notes (as defined herein).

The Company plans to request the consent of the requisite percentage of its senior lenders under Amended Credit Facility for a waiver of the Amended Credit Facility's restrictions relating to the proposed amendments of the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Service Agreement and the Business Development Agreement (as each are hereinafter defined) providing for the deferral of certain payments with respect to each of these agreements. The Company plans to request the consent of such lenders with respect to an amendment to the Amended Credit Facility changing the definition of the Company's borrowing base under the credit facility to alleviate the adverse effects of the deferred rental payments on the Company's borrowing base. Additionally, the Company plans to request the consent of the requisite percentage of its senior lenders under the Amended Credit Facility to the appointment of a new Chairman of the Board of Directors and President of the Company. The Company plans to request a waiver of the Amended Credit Facility's restrictions upon a "change of control" arising from the execution and performance of certain conditions under the securities purchase agreement with Pacific Life. The Company anticipates that these waivers of the provisions of the Amended Credit Facility would be conditional upon: (i) the completion of the Pacific Life Restructuring; (ii) the termination of the securities purchase agreement with Pacific Life; or (iii) as-yet-undetermined requirements.

The Company currently is also in discussions with Lehman Commercial Paper Inc., the Administrative Agent, to restructure the terms of the Amended Credit Facility to provide that the Amended Credit Facility will continue to remain outstanding following completion of the Pacific Life Restructuring. The Company anticipates that Lehman Commercial Paper Inc. will solicit the consent of the requisite percentage of the senior lenders under the Amended Credit Facility to amend the Amended Credit Facility to provide for the restructuring and "roll-over" of the Amended Credit Facility simultaneously with the solicitation of the proposed waivers of the provisions of the credit facility described above. The Company and Lehman Commercial Paper, Inc. are currently in discussions with respect to certain terms of the restructuring of the Amended Credit Facility, including the applicable rates of interest under the facility and fees to be incurred by the Company in the restructuring, additional covenants, and conditions of default that may be required. It is also anticipated that the terms of the waiver will restrict the Company's ability to declare and pay quarterly cash dividends on the Company's Series A Preferred Stock until the completion of the Pacific Life Restructing.

Management of the Company expects the conditions to the effectiveness of all of the proposed waivers of events of default under, and amendments to, the provisions of the Amended Credit Facility will include, among other conditions:
(i) CCA maintaining in effect a waiver of certain events of default under the provisions of its revolving credit facility; (ii) the Company having delivered to the trustee of the Company's $100.0 million Senior Notes (as defined herein) an opinion as to the fairness, from a financial point of view, to the Company of the amendments to the terms of the CCA Leases and the amendments to the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement issued by an accounting, appraisal, consulting or investment banking firm of

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


national standing; (iii) the completion of the Pacific Life Restructuring; and
(iv) the settlement of outstanding securities litigation for an amount not to exceed the Company's insurance coverage.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of the Amended Credit Facility to meet these requirements. Due to the Company's non-compliance with certain provisions of the Amended Credit Facility, the Company is currently unable to borrow additional amounts under the Amended Credit Facility until a waiver of the existing events of default is obtained. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

There can also be no assurance that the lenders under the Amended Credit Facility will consent to any proposed waivers of events of default under, and amendments to, the Amended Credit Facility, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. Moreover, the effectiveness of the proposed waivers of events of default under, and amendments to, the Amended Credit Facility is subject to the satisfaction of the conditions described above. In the event the Company is unable to obtain the necessary waivers of events of default under, or amendments to, the Amended Credit Facility, or to comply with and maintain the proposed waivers and amendments, or if the Company defaults under the terms of any of its other indebtedness, and such indebtedness is accelerated, the senior lenders under the Amended Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the Amended Credit Facility.

In addition, the Company's $100.0 million Senior Notes (as defined herein), the Company's 9.5% Convertible Notes (as defined herein) and the Company's 7.5% Convertible Notes (as defined herein) contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Credit Facility or if the obligations under the Amended Credit Facility have been accelerated. If the senior lenders under the Amended Credit Facility elect to exercise their rights to accelerate the Company's obligations under the Amended Credit Facility, and/or if the senior lenders do not consent to the proposed waivers and amendments (or acceptable alternative waivers and amendments), such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's Senior Notes or its convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of March 31, 2000, the Company has made all required principal and interest payments under the Amended and Restated Credit Facility.

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

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


general corporate purposes and to repay revolving bank borrowings under its Credit Facility.

The Company currently is not in default under the terms of the Senior Notes. However, in connection with the proposed amendments to the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement and the Business Development Agreement providing for the deferral of certain payments with respect to each of these agreements, the terms of the indenture governing the Senior Notes provide that the Company may not effect such amendments without the prior delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments issued by an accounting, appraisal, consulting, or investment banking firm of national standing, to the trustee of the Senior Notes. The Company anticipates that it will be able to deliver such an opinion to the trustee under the indenture. In addition, the indenture governing the Senior Notes contains a provision which allows the holders thereof to accelerate the outstanding principal amount of the Senior Notes and to seek additional remedies if the Company has a payment default under the Amended Credit Facility or if the Company's obligations under the Amended Credit Facility have been accelerated.

9.5% CONVERTIBLE, SUBORDINATED NOTES

On January 29, 1999, the Company issued $20.0 million of convertible, subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes (the "9.5% Convertible Notes"), with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The 9.5% Convertible Notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of March 31, 2000, the conversion price for the 9.5% Convertible Notes was $23.63 per share as compared to $28.00 per share at issuance.

The provisions of the note purchase agreement relating to the 9.5% Convertible Notes provide that the execution of the securities purchase agreement by the Company in connection with the Pacific Life Restructuring constitutes a "change of control" of the Company. This "change of control" gave rise to a right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. To date, the holders of the 9.5% Convertible Notes have not provided notice to the Company that the Company will be required to purchase all or a portion of the notes. In addition, as of February 5, 2000, the Company was no longer in compliance with a financial covenant contained in the note purchase agreement. As a result of the violation of this covenant, the Company is in default under the provisions of the note purchase agreement, and the holders of such notes may, at their option, accelerate all or a portion of the outstanding principal amount of this indebtedness. Moreover, during any period in which the Company is in default under the provisions of the note purchase agreement, the holders of the notes may require the Company to pay an applicable default rate of interest of 20%. In addition to the default rate of interest, as a result of the default, the Company is obligated, under the terms of the 9.5% Convertible Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15% rate of return on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the 9.5%

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


Convertible Notes. Lehman Commercial Paper Inc. has notified the holders of the 9.5% Convertible Notes that, under the terms of the Amended Credit Facility, the payment of principal and interest on the notes is subordinated in right of payment to the prior payment in full of amounts due under the Amended Credit Facility and that, as such, the holders of the notes are prohibited from receiving any payment of principal or interest under the terms of the notes until the Company is in compliance with the terms of the Amended Credit Facility.

The Company expects to initiate discussions with the holders of these notes to waive the occurrence of a "change of control" arising from the Company's execution of the securities purchase agreement with Pacific Life, thereby extinguishing the Company's obligation to repurchase the notes at a premium. In addition, the Company has previously requested that the provisions of the note purchase agreement be amended to: (i) remove the financial covenant set forth in the note purchase agreement; (ii) although the Company believes it currently is in compliance with such covenant, remove a covenant requiring the Company to use its best efforts to qualify as a REIT for federal income tax purposes; and (iii) although the Company believes it currently is in compliance with such covenant, remove a covenant restricting the Company's ability to conduct business other than the financing, ownership and development of prisons and other correctional facilities.

There can be no assurance that the holders of the 9.5% Convertible Notes will consent to any proposed waiver of events of default under, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. If the holders of these notes do not consent to the proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes.

7.5% CONVERTIBLE, SUBORDINATED NOTES

The Company's $30.0 million 7.5% convertible, subordinated notes issued to PMI Mezzanine Fund, L.P. (the "7.5% Convertible Notes") require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of March 31, 2000, the conversion price for the 7.5% Convertible Notes was $23.63 per share as compared to $27.42 per share at issuance.

The provisions of the note purchase agreement relating to the 7.5% Convertible Notes contain certain financial covenants. As of March 31, 2000, the Company was not in compliance with certain of these financial covenants. However, the Company is currently not in default under the provisions of this note purchase agreement because the holder of the 7.5% Convertible Notes has not provided the Company with written notice declaring such an event of default. As a result, no event of default currently exists under the provisions of the Amended Credit Facility with respect to the Company's violation of these financial covenants. If, however, the holder of the 7.5% Convertible Notes did provide a notice of default to the Company, upon the expiration of an applicable period, the Company would be in default under the provisions of the note purchase agreement, which would also give rise to an event of default under the Amended Credit Facility. Lehman Commercial Paper Inc. has notified the holder of the 7.5% Convertible Notes that, under the terms of the Amended Credit Facility, the payment of principal and interest on the notes is subordinated in right of payment to the prior payment in full of amounts due under the Amended Credit Facility and that, as such, the holder of the notes is prohibited from receiving any

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


payment of principal or interest under the terms of the notes until the Company is in compliance with the terms of the Amended Credit Facility.

The Company has initiated discussions with PMI Mezzanine Fund, L.P., the holder of the 7.5% Convertible Notes, to obtain a waiver of events of default under, or amendments to, the financial covenants contained in the note purchase agreement violated by the Company. In addition, although the Company is currently in compliance with such covenant, the Company has requested that the provisions of the note purchase agreement be amended to remove a covenant requiring the Company to elect to be taxed as a REIT for federal income tax purposes.

PMI Mezzanine Fund, L.P. has indicated that, subject to the completion of the Pacific Life Restructuring, it will consent to the proposed waivers of events of default under, and amendments to, the note purchase agreement and will not seek to declare an event of default prior to the execution of the proposed waiver and amendments. If, however, the Pacific Life Restructuring is not completed, there can be no assurance that the holder of the 7.5% Convertible Notes will consent to the proposed waivers of events of default under, or amendments to, the note purchase agreement or that the holder of such notes will not seek to declare an event of default and require the Company to redeem the outstanding principal amount of the notes.

As of March 31, 2000, the Company has made all required interest payments under the 7.5% Convertible Notes.

7.  DISTRIBUTIONS TO STOCKHOLDERS

On March 22, 2000, the Board of Directors declared a quarterly dividend on the Company's 8.0% Series A Cumulative Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000 and have been accrued in the accompanying consolidated balance sheet as of March 31, 2000.

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). During the year ended December 31, 1999, the Company made $217.7 million of distributions related to its common stock and 8.0% Series A Cumulative Preferred Stock. The Company met the above described distribution requirements by designating $152.5 million of the total distributions in 1999 as distributions of the Accumulated Earnings and Profits.

In addition to distributing the Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of March 31, 2000, the Company currently intends to pay sufficient dividends in securities to satisfy its remaining distribution requirements for qualification as a REIT for 1999 and currently estimates that approximately $150.0 million in securities will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. See Note 13 for a discussion of the Company's distribution of securities under the terms of the Pacific Life Restructuring in satisfaction of these required distributions. The Company may partially satisfy these requirements through the payment of a one-time special dividend (the "Special Dividend"); however, certain provisions of the Amended Credit Facility restrict the Company's ability to pay these required distributions in cash. In January 2000, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares, which are eligible to reduce the

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


distribution requirement for the taxable year ended December 31, 1999, have been paid. The remaining $147.8 million of distributions that must be paid to shareholders in 2000 in order for the Company to maintain its status as a REIT for the taxable year ended December 31, 1999 have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets as of March 31, 2000. Currently, the Company's governing instruments require that it operate as a REIT. However, if the Company completes the Pacific Life Restructuring following shareholder in 2000 approval to modify its governing instruments, the Company intends to be taxed as a C corporation commencing with its taxable year ending December 31, 2000. In the event that the Pacific Life Restructuring is not completed, the Company expects that, following required shareholder approval, the Company will nevertheless elect to be taxed as a C corporation with respect to its taxable year ending December 31, 2000 and thereafter.

8.  CONTINGENCIES

LITIGATION

On December 29, 1999, a purported class action lawsuit was filed on behalf of the shareholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well certain affiliates of the investor under the Fortress/Blackstone Restructuring (as defined in Note
13). The lawsuit alleges that the directors breached their fiduciary duties to the Company's shareholders by "effectively selling control" of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to the Fortress/Blackstone Restructuring or having taken steps to maximize stockholder value. The plaintiffs seek an injunction preventing the completion of Fortress/Blackstone Restructuring, declaratory relief, and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as Fortress/Blackstone. These actions were consolidated on February 18, 2000. See
Note 13 with respect to the Company's agreement to complete the Pacific Life Restructuring and its termination of the agreement providing for the Fortress/Blackstone Restructuring.

On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the stockholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its common stock, including the Special Dividend, prior to the date on which it was disclosed to the public that the Company had entered into an agreement with respect to the Fortress/Blackstone Restructuring and proposed not to elect to be taxed as a REIT beginning with its 1999 taxable year and, therefore, certain statements made by them prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. On February 24, 2000, a nearly identical complaint was filed in the same court on behalf of one plaintiff. The lawsuit, captioned Brody, et al. v. Prison Realty Trust, Inc. et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale. These three actions were consolidated on March 13, 2000. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


the Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale and alleges violations of state securities laws based on claims substantially identical to those enumerated above. See Notes 1 and 13 with respect to the Company's expectation that it will elect to be taxed and qualify as a REIT for its 1999 taxable year, and see Notes 7 and 13 with respect to the Company's satisfaction of its remaining 1999 REIT distribution requirements.

The Company is also currently subject to two separate class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and CCA in May 1999 to increase payments made by the Company to CCA under the terms of certain agreements. The plaintiffs' class in In re:
Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the 1999 Merger. The plaintiffs' class in In re: Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the 1999 Merger and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of sixteen complaints filed in May and June 1999. On March 24, 2000, a purported class action nearly identical to In re: Prison Realty Securities Litigation was filed in the United States District Court for the Middle District of Tennessee. It is anticipated that the lawsuit, captioned Milkovits v. Prison Realty Trust, et. al., will be consolidated with In re:
Prison Realty Securities Litigation. In addition, a purported stockholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the payment of certain fees in connection with the Fortress/Blackstone Restructuring the payments to certain parties in connection with the Pacific Life Restructuring.

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

The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, CCA, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages.

The Company is defending vigorously its actions in each of the various shareholder or class action lawsuits. It is possible additional lawsuits will be filed, or that the existing complaints filed in connection with the Fortress/Blackstone Restructuring will be amended, in connection with the Pacific Life Restructuring. It is also possible that the Company's liability in regard to the shareholder or class action lawsuits will exceed the Company's insurance coverage limits and will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

INCOME TAX CONTINGENCIES

As required by its governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In the event that the Company completes the Pacific Life Restructuring under its existing terms, following required shareholder approval in 2000, the Company expects to be taxed as a C corporation for the taxable year ending December 31, 2000. In the event the Pacific Life Restructuring is not completed, the Company expects that, following required shareholder approval, the Company will nevertheless be taxed as a C corporation with respect to its taxable year ending December 31, 2000 and thereafter. As discussed in Note 7, in order to qualify as a REIT for the taxable year ending December 31, 1999, the Company is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of March 31, 2000, the Company intends to pay sufficient dividends to satisfy all distribution requirements for qualification as a REIT for 1999 and estimates that approximately $150.0 million in securities will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. See Note 13 for a discussion of the Company's distribution of securities under the terms of the Pacific Life Restructuring in satisfaction of these required distributions. In January 2000, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares, which are eligible to reduce the distribution requirement for the taxable year ending December 31, 1999, have been paid. The remaining $147.8 million of distributions that must be paid to shareholders in 2000 in order for the Company to maintain its status as a REIT for the taxable year ending December 31, 1999 have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets as of March 31, 2000. It is likely that the consent of the Company's debt holders would be required for the Company to make these distributions. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Internal Revenue Code of 1986, as amended, would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

The Company's election of REIT status for the taxable year ended December 31, 1999 will be subject to review by the Internal Revenue Service for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion requiring the Company to be treated as a taxable corporation for the 1999 taxable year, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, excluding any interest, fines and/or penalties for the year ended December 31, 1999 could exceed $83.5 million, which would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


In connection with the 1999 Merger, the Company assumed all tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting an audit of Old CCA's federal tax return for the taxable year ending December 31, 1997. The Company currently is unable to predict the ultimate outcome of the IRS's audit of Old CCA's 1997 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of the reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to the Company's shareholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

9.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants.

For the three months ended March 31, 2000, the Company's stock options and warrants and convertible subordinated notes were convertible into an additional
3.0 million shares. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 as the effect of their inclusion would have been anti-dilutive.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standard requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The Company does not believe that the impact of adoption of SFAS 133 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

11.  RELATIONSHIP WITH CORRECTIONS CORPORATION OF AMERICA

CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA tenant incentive fees and fees for services rendered to the Company in the development of its correctional and detention facilities. As of March 31, 2000, CCA leased 37 of the 46 operating properties owned by the Company. See the Company's Form 10-K for detailed information with respect to the contractual relationships between the Company and CCA. The

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

following information under this Note 11 updates the activity or the specific transaction and contractual relationships.

CCA NOTE

Pursuant to the terms of the CCA Note, CCA was required to make the first scheduled payment of interest, totaling approximately $16.4 million, on December 31, 1999; however, pursuant to the terms of the Subordination Agreement, CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants. As of December 31, 1999, CCA was not and, notwithstanding the waiver obtained, CCA currently is not, in compliance with these financial covenants. Consequently, CCA is prohibited from making the scheduled interest payments to the Company. Pursuant to the terms of the Subordination Agreement, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's revolving credit facility remains outstanding. During the three months ended March 31, 1999, the Company recorded $4.1 million interest accrued under the terms of the CCA Note. During December 1999, the Company fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999. The Company has also reserved the $4.1 million of interest accrued during the three months ended March 31, 2000.

INVESTMENT IN CCA

For the three months ended March 31, 2000 and March 31, 1999, the Company recognized no income or loss related to its stock ownership investment in CCA.

DEFERRED GAIN ON SALE TO CCA

No amortization of the CCA deferred gain occurred during the three months ended March 31, 2000 and 1999.

CCA LEASES

During the three months ended December 31, 1999 and March 31, 2000, CCA has failed to make timely contractual payments under the terms of the CCA Leases. As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, CCA has paid the $24.9 million of lease payments related to 1999 and $4.0 million of lease payments related to 2000. For the three months ended March 31, 2000, the Company recognized rental revenue from CCA of $80.2 million and recorded a reserve of $71.2 million resulting in recognition of net rental revenue from CCA of $9.0 million. The reserve was recorded due to the uncertainty regarding the collectiblity of the revenue. In addition, the Company expects that the CCA Leases will be materially impacted by either the Pacific Life Restructuring or by renegotiation of the CCA Leases with CCA.

In an effort to address CCA's liquidity needs prior to the completion of the Pacific Life Restructuring, the Company and CCA intend to amend the terms of the CCA Leases. Pursuant to this amendment, rent is expected to be payable on June 30 and December 31 of each year, instead of monthly. In addition, the amendment is expected to provide that CCA is required to make certain scheduled monthly installment payments of rent to the

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


Company. At the time these installment payments are made, it is anticipated that CCA will also be required to pay interest to the Company upon such payments at a rate equal to the then current interest rate under CCA's revolving credit facility. These installment payments represent a portion of CCA's rental payment obligations accruing from January 1, 2000 to June 30, 2000 under the CCA Leases. The Company is required to obtain the consent of its lenders under the terms of the Amended Credit Facility with respect to the amendment of the CCA Leases as discussed in Note 6 herein.

For the three months ended March 31, 1999, the Company recognized rental revenue from CCA of $61.4 million.

TENANT INCENTIVE ARRANGEMENT

For the year ended December 31, 1999, the Company had paid tenant incentive fees of $68.6 million (including $6.6 million during the three months ended March 31, 1999), with $2.9 million of those fees amortized against rental revenues, under the terms of the Amended and Restated Tenant Incentive Agreement by and between the Company and CCA (the "Amended and Restated Tenant Incentive Agreement"). During the fourth quarter of 1999, the Company undertook a plan that contemplates either merging with CCA and thereby eliminating the CCA Leases or amending the CCA Leases to reduce the lease payments to be paid by CCA to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million. During the three months ended March 31, 2000, the Company opened one facility that is operated by CCA. The Company has expensed the tenant incentive fees due CCA, totaling $4.0 million, but has made no payments to CCA in 2000 with respect to this agreement.

CCA TRADE NAME USE AGREEMENT

For the three months ended March 31, 2000 and 1999, the Company recognized income of $2.6 million and $2.1 million, respectively, from CCA under the terms of the Trade Name Use Agreement by and between the Company and CCA (the "Trade Name Use Agreement"). At March 31, 2000, the Company had a receivable from CCA totaling $4.8 million, of which $2.2 million has been collected subsequent to March 31, 2000.

CCA RIGHT TO PURCHASE AGREEMENT

Since January 1, 1999, the Company has not purchased any assets from CCA under the Right to Purchase Agreement by and between CCA and the Company (the "Right to Purchase Agreement").

CCA SERVICES AGREEMENT

Costs incurred by the Company under the Amended and Restated Services Agreement by and between the Company and CCA (the "Amended and Restated Services Agreement") are capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $3.0 million and $12.1 million for the three months ended March 31, 2000 and 1999, respectively.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


CCA BUSINESS DEVELOPMENT AGREEMENT

Costs incurred by the Company under the Business Development Agreement by and between the Company and CCA (the "Business Development Agreement") are capitalized as part of the facilities' development cost. For the three months ended March 31, 2000, no costs were incurred under the Business Development Agreement, and for the three months ended March 31, 1999, costs of $8.6 million were incurred under the Business Development Agreement.

PROPOSED AMENDMENTS TO AGREEMENTS BETWEEN THE COMPANY AND CCA

The Company and CCA intend to amend the terms of the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement and the Business Development Agreement to provide for the deferral of the payment of all fees under these agreements by the Company to CCA until September 30, 2000. The Company is required to obtain the consent of its lenders under the terms of the Amended Credit Facility to these amendments as discussed in Note 6 herein.

RECEIVABLE FROM CCA

As of March 31, 2000, the Company had recorded a receivable of $25.8 million from CCA. This receivable was comprised primarily of (i) rent due under the CCA Leases for the three months ended March 31, 2000 ($77.7 million) and a portion of the month of December 1999 rent ($11.9 million) and (ii) licensing fees for the fourth quarter of 1999 and the first quarter of 2000 due under the Trade Name Use Agreement ($4.8 million). For the three months ended March 31, 2000, the Company recognized rental revenue from CCA of $80.2 million and recorded a reserve of $71.2 million resulting in recognition of net rental revenue from CCA of $9.0 million. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. Subsequent to March 31, 2000, CCA has paid for obligations under the CCA Leases for 2000 and 1999 of $4.0 million and 11.9 million, respectively. In addition, subsequent to March 31, 2000, CCA has paid $2.2 million for obligations due under the Trade Name Use Agreement for 1999.

CCA'S REVOLVING CREDIT FACILITY

The terms of CCA's revolving credit facility provide that CCA shall not amend or modify the terms of the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement in any manner which would be on terms and conditions less favorable to CCA than are in effect immediately prior to such amendment or modification. If the proposed amendments to these agreements are completed, CCA would be in violation of its revolving credit facility. In addition, CCA's non-payment of amounts due under the CCA Leases has resulted, and the proposed amendments to the CCA Leases would result, in a violation of CCA's revolving credit facility. CCA's revolving credit facility also requires that CCA have a net worth in excess of certain specified amounts. On December 31, 1999 and March 31, 2000, CCA was not, and it currently is not, in compliance with this financial covenant. The terms of CCA's revolving credit facility also provide that CCA's execution of the agreement and plan of merger setting forth the terms of the combination of the Company, CCA, PMSI and JJFMSI contemplated by the Pacific Life Restructuring resulted in an event of default under CCA's revolving credit facility.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


CCA has obtained the consent of the requisite percentage of the senior lenders under its revolving credit facility for a waiver of its credit facility's restrictions relating to:

- The proposed amendments of the terms of the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement.

- CCA's non-payment of amounts due under the CCA Leases and the proposed amendments to the CCA Leases.

- CCA's violation of the net worth covenant contained in its revolving credit facility.

-    CCA's execution of the agreement and plan of merger.

The terms of the waiver provide that the waiver shall remain in effect until July 31, 2000. The waiver will terminate on a date which is earlier than July 31, 2000 if: (i) the Pacific Life securities purchase agreement is terminated;
(ii) CCA makes any payments to the Company other than as set forth in the proposed amendments to CCA's agreements with the Company; or (iii) the senior lenders under the Company's Amended Credit Facility exercise any rights with respect to any default or event of default under the Amended Credit Facility.

There can be no assurance that CCA will be able to comply with and maintain the waivers. In the event CCA is unable to comply with and maintain the waivers, the senior lenders under CCA's revolving credit facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the revolving credit facility. If the senior lenders elect to exercise their rights to accelerate CCA's obligations under CCA's revolving credit facility, such events would have a material adverse effect on CCA's liquidity and financial position. CCA does not have sufficient working capital in the event of an acceleration of CCA's revolving credit facility. In addition, the terms of the Company's leases with CCA provide that an event of default under CCA's revolving credit facility which results in the acceleration of at least $25.0 million of CCA's indebtedness under the CCA revolving credit facility prior to its stated maturity will result in an event of default under the CCA Leases, which would result in an event of default under the Company's Amended Credit Facility, also triggering defaults under the Company's other indebtedness.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

CCA FINANCIAL INFORMATION

The following summarized unaudited operating information presents CCA's results of operations for the three months ended March 31, 2000 and 1999:

                                              THREE MONTHS       THREE MONTHS
                                                  ENDED              ENDED
                                             MARCH 31, 2000     MARCH 31, 1999
                                             --------------     --------------
                                            (UNAUDITED AND AMOUNTS IN THOUSANDS)

Revenues                                        $ 137,952          $ 112,363
Net loss before taxes                                  --            (67,124)
Net loss                                          (62,690)           (39,766)


The following summarized unaudited balance sheet information presents CCA's financial position as of March 31, 2000 and December 31, 1999:

                                         MARCH 31, 2000       DECEMBER 31, 1999
                                         --------------       -----------------
                                         (UNAUDITED)
                                              (AMOUNTS IN THOUSANDS)
Current assets                             $ 82,208            $ 88,647
Total assets                                175,918             184,701
Current liabilities                         313,951             258,421
Deferred credits                            105,202             107,070
Total liabilities                           419,153             365,491
Stockholders' equity                       (243,235)           (180,790)

The following summary presents CCA's cash flows for the three months ended March 31, 2000 and 1999:

                                                                              THREE MONTHS         THREE MONTHS
                                                                                  ENDED               ENDED
                                                                             MARCH 31, 2000       MARCH 31, 1999
                                                                             --------------       --------------
                                                                             (UNAUDITED AND AMOUNTS IN THOUSANDS)
Cash flows provided by (used in) operating activities                           $  2,228             $(5,611)
Cash flows used in investing activities                                             (415)             (1,011)
Cash flows used in financing activities                                          (10,034)             (1,517)
                                                                                --------             -------
Net decrease in cash for the three months ended                                 $ (8,221)            $(8,139)
                                                                                ========             =======


During 2000, CCA has utilized cash from the deferral of its lease and other contractual payments to the Company to offset its operating losses. During 1999, CCA used cash from equity issuances and from payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. CCA expects to continue to use cash from the deferral of its lease and other contractual payments to the Company and its availability under a line of credit to offset its anticipated

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


losses from operations. Cash used in investing activities consists of equipment additions. Cash used in financing activities consists of line of credit issuance fee.

The Company has included additional financial information of CCA for the three months ended March 31, 2000 and 1999 herein under "Results of Operations" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

12.  INVESTMENTS IN AFFILIATES

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

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three months ended March 31, 2000 and 1999:

                                         THREE MONTHS         THREE MONTHS
                                             ENDED                ENDED
                                        MARCH 31, 2000       MARCH 31, 1999
                                        --------------       --------------
                                        (UNAUDITED AND AMOUNTS IN THOUSANDS)
Revenues                                  $73,967             $69,082
Net income                                  3,625               5,276

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of March 31, 2000 and December 31, 1999:

                                    MARCH 31, 2000        DECEMBER  31, 1999
                                    --------------        ------------------
                                    (UNAUDITED AND AMOUNTS IN THOUSANDS)
Current assets                        $ 62,321                $ 60,741
Total assets                           149,507                 151,167
Current liabilities                     32,707                  31,750
Total liabilities                       33,573                  32,622
Stockholders' equity                   115,934                 118,545

Equity in earnings of unconsolidated entities and amortization of deferred gains was $6.1 and $7.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively. For the three months ended March 31, 2000, the Company recognized equity in earnings of PMSI and JJFMSI of $2.1 million and $1.3 million, respectively, and received distributions from PMSI and JJFMSI of $0.6 million and $0.1 million, respectively. For the three months ended March 31, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively.

For the three months ended March 31, 1999, the Company recognized equity in earnings of PMSI and JJFMSI of $1.9 million and $3.1 million, respectively. For the three months ended March 31, 1999, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively. The decrease in the equity in earnings of PMSI and JJFMSI is attributable to less favorable operating results of PMSI and JJFMSI.

13.  PROSPECTIVE EQUITY INVESTMENT AND RELATED RESTRUCTURING

On April 16, 2000, the Company entered into a definitive agreement with Pacific Life with respect to the Pacific Life Restructuring providing for a restructuring of the Company that includes: (i) the combination

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


of the Company with each of CCA, PMSI and JJFMSI; (ii) a $200.0 million equity investment in the Company; and (iii) a restructuring of the Company's existing board of directors and management, and intending to serve as an alternative to an agreement entered into on December 26, 1999 with a group of investors led by affiliates of The Fortress Investment Group LLC, The Blackstone Group and Bank of America Corporation (collectively, "Fortress/Blackstone") also with respect to a series of restructuring transactions (the "Fortress/Blackstone Restructuring"). In connection with the execution of the agreement with Pacific Life, the Company terminated its agreement with Fortress/Blackstone.

The Fortress/Blackstone securities purchase agreement provided for, as a result of its termination and the execution of the agreement with Pacific Life, the payment by the Company to Fortress/Blackstone of a termination fee of $7.5 million, as well as a $15.2 million commitment fee and certain expenses incurred by Fortress/Blackstone in connection with the proposed transaction. To date, the Company has not paid these fees. These fees totaling $22.7 million, along with approximately $4.4 million of professional fees incurred in connection with the Fortress/Blackstone Restructuring, will be expensed during the three months ending June 30, 2000.

Under the terms of the Company's agreement with Pacific Life, the Company has agreed to raise $200.0 million in additional capital by offering its existing common shareholders transferable rights to purchase up to $200.0 million of its common stock at a price equal to the lower of $4.00 per share and 65% of the average market price of the Company's common stock over three trading days prior to the commencement of the rights offering. In connection with the rights offering, Pacific Life will provide a 100% backstop of up to $200.0 million for any unsubscribed portion of the rights offering and will receive, in exchange for such commitment, warrants to purchase 20.0 million shares of the Company's common stock (or, if greater, warrants to purchase 10% of the Company's outstanding common stock on a fully diluted basis) having a term of eight years. The warrant exercise price will be set at a 20% premium to the average closing market stock price over the five trading days prior to the end of the rights offering. To the extent that the rights to purchase the Company's common stock are not exercised in the rights offering, Pacific Life will purchase shares of the Company's Series B convertible preferred stock equal to the difference between $200.0 million and the gross proceeds received by the Company in the rights offering, subject to a $10.0 million minimum investment in the shares of Series B convertible preferred stock. The Series B convertible preferred stock will provide for cash dividends at a rate of 6% per annum and a paid-in-kind, or PIK, dividend at a rate of 4% per annum for the first three years following the date of issuance, and cash dividends at a rate of 10% per annum thereafter, payable quarterly in arrears. The Series B convertible preferred stock will be convertible into shares of the Company's common stock at a conversion price equal to the rights offering exercise price.

Under the terms of the Company's agreement with Pacific Life, the Company intends to elect to be taxed as a REIT for its taxable year ending 1999 and, in satisfaction of the Company's remaining REIT distribution requirements, will distribute to all common shareholders approximately $150.0 million of 12% PIK Series C convertible preferred stock. The Series C convertible preferred stock will be convertible into shares of the Company's common stock during certain specified periods at prescribed prices based on 100% of an average trading price.

Upon completion of the Pacific Life Restructuring the board of directors of the Company will be fixed at ten members, comprised of four members from the Company's existing board, four members designated by Pacific Life and two independent directors designated jointly by Pacific Life and the Company's

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


existing board. An investment committee of the board of directors will also be created, to be comprised of seven directors, with four designated by Pacific Life, one non-executive director, one executive director and one outside director jointly selected by the board of directors and Pacific Life. The investment committee will, among other things, approve the selection of a new chief executive officer and chief financial officer of the Company.

It is a condition to the obligations of Pacific Life under the Pacific Life Restructuring that the existing securities litigation against the Company described in Note 8 be finally settled on terms and conditions satisfactory to Pacific Life or, in the alternative, that liability insurance be obtained by the Company providing coverage for such potential liability. It is also a condition to the obligations of Pacific Life that the Company's existing senior indebtedness be refinanced or "rolled-over" by the existing lending group. The completion of the transactions contemplated by the Pacific Life Restructuring, including the issuance of the Series B convertible preferred stock and the warrant, and the Company's election not to be taxed as a REIT commencing with its 2000 taxable year, is subject to the approval of the Company's shareholders.

There can be no assurance that any or all of such conditions will be met or that, if any of such conditions are not met, Pacific Life will waive such conditions. In the event any such conditions are not met and are not waived by Pacific Life, the Pacific Life Restructuring will not be completed, and the Company's Board of Directors will be required to determine the best alternative for the Company and its shareholders. The Company's Board of Directors expects that if the Pacific Life Restructuring is not completed, the Company will complete the merger with CCA provided (i) each of the Company and CCA obtain the requisite shareholder approval, (ii) the Company is able to restructure the terms of its indebtedness in a satisfactory manner, and (iii) the Board of Directors of each of the companies determines that a combination without additional equity is more favorable to such company and its respective shareholders than seeking protection under the federal bankruptcy laws.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates," "believes", "estimates", "expects", "intends", "plans", "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates, general economic conditions, availability of adequate cash to fund operations and the Company's obligations under contracts and debt agreements, and other factors discussed herein. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 30, 2000 (File No. 0-25245) (the "Company's Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

THE COMPANY

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

Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities. As required by its governing instruments and as

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


contemplated by the Pacific Life Restructuring (as defined herein under "Prospective Restructuring and Related Equity Investment"), the Company currently intends to be taxed as a real estate investment trust, or REIT for federal income tax purposes for the year ended December 31, 1999. In the event the Company completes the Pacific Life Restructuring under its existing terms, following required shareholder approval in 2000, the Company expects to be taxed as a C corporation in the taxable year ending December 31, 2000 and thereafter. In the event the Pacific Life Restructuring does not occur, the Company expects that following required shareholder approval, the Company nevertheless will be taxed as a C corporation with respect to its taxable year ending December 31, 2000 and thereafter.

CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA for services rendered to the Company in development of its correctional and detention facilities. See the information contained in the Company's Form 10-K for a complete description of the contractual relationships between the Company and CCA.

As the lessor of correctional and detention facilities, the Company is currently dependent upon the ability of its tenants to make lease payments to the Company. At March 31, 2000, CCA leased 37 of the 46 operating properties owned by the Company. Therefore, the Company is currently dependent for a substantial portion of its revenues on CCA's ability to make the lease payments required under the master lease agreement and leases with respect to each leased property between CCA and the Company (the "CCA Leases") for such facilities. As discussed herein under "- Results of Operations", CCA has incurred substantial losses from operations through the fourth quarter of 1999 and first quarter of 2000. In an effort to address CCA's liquidity, the Company and CCA intend to amend the terms of the CCA Leases as described herein under the heading "Relationship with CCA" to restructure the payments due the Company under the CCA Leases. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all of the leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to continue to generate revenue. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees.

PROSPECTIVE RESTRUCTURING AND RELATED EQUITY INVESTMENT

In order to address the capital and liquidity constraints facing the Company and CCA, as well as concerns regarding the corporate structure and management of the Company, the Company intends to complete a comprehensive restructuring under the terms of an agreement with Pacific Life providing for, among other things: (i) the combination of the Company with each of CCA, PMSI and JJFMSI; (ii) a $200.0 million equity investment in the Company; and (iii) a restructuring of the Company's existing board of directors and management (the "Pacific Life Restructuring"). These transactions are intended to serve as an alternative to a series of restructuring transactions (the "Fortress/Blackstone Restructuring") provided for under an agreement entered into on December 26, 1999 with a group of investors led by affiliates of The Fortress Investment Group LLC, The Blackstone Group and Bank of America Corporation (collectively, "Fortress/Blackstone").

Under the terms of the Company's agreement with Pacific Life, the Company has agreed to raise $200.0 million in additional capital by offering its existing common shareholders transferable rights to purchase up to $200.0 million of its common stock at a price equal to the lower of $4.00 per share and 65% of the average market price of the Company's common stock over three trading days prior to the

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


commencement of the rights offering. In connection with the rights offering, Pacific Life will provide a 100% backstop of up to $200.0 million for any unsubscribed portion of the rights offering and will receive, in exchange for such commitment, warrants to purchase 20.0 million shares of the Company's common stock (or, if greater, warrants to purchase 10% of the Company's outstanding common stock on a fully diluted basis) having a term of eight years. The warrant exercise price will be set at a 20% premium to the average closing market stock price over the five trading days prior to the end of the rights offering. To the extent that the rights to purchase the Company's common stock are not exercised in the rights offering, Pacific Life will purchase shares of the Company's Series B convertible preferred stock equal to the difference between $200.0 million and the gross proceeds received by the Company in the rights offering, subject to a $10.0 million minimum investment in the shares of Series B convertible preferred stock. The Series B convertible preferred stock will provide for cash dividends at a rate of 6% per annum and a paid-in-kind, or PIK, dividend at a rate of 4% per annum for the first three years following the date of issuance, and cash dividends at a rate of 10% per annum thereafter, payable quarterly in arrears. The Series B convertible preferred stock will be convertible into shares of the Company's common stock at a conversion price equal to the rights offering exercise price.

Under the terms of the Company's agreement with Pacific Life, the Company intends to elect to be taxed as a REIT for its taxable year ended 1999 and, in satisfaction of the Company's remaining REIT distribution requirements, will distribute to all common shareholders approximately $150.0 million of 12% PIK Series C convertible preferred stock. The Series C convertible preferred stock will be convertible into shares of the Company's common stock during certain specified periods at prescribed prices based on 100% of an average trading price.

Upon completion of the Pacific Life Restructuring the board of directors of the Company will be fixed at ten members, comprised of four members from the Company's existing board, four members designated by Pacific Life and two independent directors designated jointly by Pacific Life and the Company's existing board. An investment committee of the board of directors will also be created comprised of seven directors, with four designated by Pacific Life, one non-executive director, one executive director and one outside director jointly selected by the board of directors and Pacific Life. The investment committee will, among other things, approve the selection of a new chief executive officer and chief financial officer of the Company.

It is a condition to the obligations of Pacific Life under the Pacific Life Restructuring that the existing securities litigation against the Company be finally settled on terms and conditions satisfactory to Pacific Life or, in the alternative, that liability insurance be obtained by the Company providing coverage for such potential liability. It is also a condition to the obligations of Pacific Life that the Company's existing senior indebtedness be refinanced or "rolled-over" by the existing lending group. The completion of the transactions contemplated by the Pacific Life Restructuring, including the issuance of the Series B convertible preferred stock and the warrant, and the Company's election not to be taxed as a REIT commencing with its 2000 taxable year, is subject to the Company shareholder approval.

There can be no assurance that any or all of such conditions will be met or that, if any of such conditions are not met, Pacific Life will waive such conditions. In the event any such conditions are not met and are not waived by Pacific Life, the Pacific Life Restructuring will not be completed, and the Company's Board of Directors will be required to determine the best alternative for the Company and its shareholders. The Company's Board of Directors expects that if the Pacific Life Restructuring is not completed, the Company will complete the merger with CCA provided (i) each of the Company and CCA obtain the requisite shareholder approval, (ii) the Company is able to restructure the terms of its indebtedness in a satisfactory manner, and (iii) the Board of Directors of each of the companies determines that a

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


combination without additional equity is more favorable to such company and its respective shareholders than seeking protection under the federal bankruptcy laws.

AMENDMENTS TO CCA LEASES AND OTHER AGREEMENTS

On December 31, 1999, the Company and CCA amended the terms of the CCA Leases to change the annual base rent escalation formula with respect to each facility leased to CCA. Previously, each facility's annual base rent was subject to increase each year in an amount equal to a percentage of the total rental payments with respect to each facility, such percentage being the greater of:
(i) 4%; or (ii) 25% of the percentage increase of gross management revenue derived from such facility. As a result of this amendment, each facility's annual base rent is subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payments with respect to such facility; or (ii) 10% of the excess of CCA's aggregate gross management revenues for the prior year over a base amount of $325.0 million.

As of March 31, 2000, approximately $80.2 million of rents due from CCA to the Company were unpaid. In an effort to address the liquidity needs of CCA prior to the completion of the Pacific Life Restructuring, the Company and CCA intend to amend the terms of the CCA Leases. Pursuant to this proposed amendment, rent will be payable on June 30 and December 31 of each year, instead of monthly. In addition, the amendment will provide that CCA is required to make certain scheduled monthly installment payments to the Company. At the time these installment payments are made, it is anticipated that CCA will also be required to pay interest to the Company upon such payments at a rate equal to the then current interest rate under CCA's revolving credit facility. These installment payments represent a portion of CCA's rental payment obligations accruing from January 1, 2000 to June 30, 2000 under the CCA Leases. CCA paid $4.0 million of 2000 rents subsequent to March 31, 2000.

The Company and CCA also intend to amend the terms of the Business Development Agreement, the Amended and Restated Services Agreement, and the Amended and Restated Tenant Incentive Agreement to provide for the deferral of the payment of all fees under these agreements by the Company to CCA until September 30, 2000.

LENDER CONSENTS

The effected and proposed amendments to the contractual agreements between the Company and CCA as previously described are subject to the consent of the Company's senior lenders. The consummation of the Pacific Life Restructuring also is subject to the consent of the Company's lenders. The actions of the Company with respect to the solicitation of the consent of the Company's lenders with respect to these matters is described under "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

The Company incurred a net loss for the three months ended March 31, 2000 of $30.0 million and has been in default under its senior secured bank credit facility (outstanding balance of $926.7 million at March 31, 2000) and is in default under the provisions of the agreements governing the Company's 9.5% Convertible Notes, as hereinafter defined (outstanding balance of $40.0 million at March 31, 2000), and its 7.5% Convertible Notes, as hereinafter defined (outstanding balance of $30.0 million at March 31, 2000). In addition, the Company has significant outstanding shareholder and other litigation matters. For a fuller description of the Company's non-compliance with the terms and covenants of its indebtedness

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


and events of default thereunder, as well as the Company's actions with respect to obtaining waivers of these matters, see " Liquidity and Capital Resources" herein.

Further, CCA, the Company's primary lessee, on which the Company is dependent on for its major sources of income, incurred a net loss of $202.9 million for the year ended December 31, 1999 and a net loss of $62.6 million for the three months ended March 31, 2000, and has a net working capital deficiency and a net capital deficiency at March 31, 2000.

As of March 31, 2000, approximately $92.2 million of rents due from CCA to the Company under the CCA Leases were unpaid. The terms of the CCA Leases provide that rental payments are due and payable on the 25th day of each month for the current month. The CCA Leases provide that it shall be an event of default if CCA fails to pay any installment of rent within 15 days after notice of nonpayment from the Company. The Company, however, has not provided a notice of nonpayment to CCA with respect to lease payments due and payable by CCA. Subsequent to March 31, 2000, CCA has paid $11.9 million of lease payments related to 1999 and $4.0 million related to 2000.

CCA recently obtained a waiver of existing events of default under its revolving credit facility. These events of default related to CCA's execution of an agreement and plan of merger with respect to a proposed merger of CCA with and into a wholly-owned subsidiary of the Company in connection with the Pacific Life Restructuring, the deferral of certain of CCA's lease payments and the payment of fees to CCA by the Company, and a financial covenant relating to CCA's net worth. This waiver, however, will terminate upon the occurrence of certain events, and the term of the waiver will expire upon July 31, 2000. See "Liquidity and Capital Resources" for a description of these events of default and the waiver of such events of default.

As a result of CCA's current liquidity position, CCA has been required to defer the first scheduled payment of accrued interest, totaling approximately $16.4 million, on the $137.0 million promissory note payable by CCA to the Company (the "CCA Note"). Pursuant to the terms of the CCA Note, CCA was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of CCA's revolving credit facility (the "Subordination Agreement"), CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants. As of December 31, 1999, CCA was not, and, notwithstanding the waiver discussed above, CCA currently is not in compliance with these financial covenants. Consequently, CCA is prohibited from making the scheduled interest payment to the Company. Pursuant to the terms of the Subordination Agreement, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's revolving credit facility remains outstanding. Also as a result of CCA's current liquidity position, the independent public accountants of CCA have indicated in their opinion on CCA's 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

Continued operating losses by Prison Realty and CCA, declarations of events of default and potential acceleration actions by the Company's and CCA's creditors, the continued inability of CCA to make contractual payments to the Company, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

RENTAL REVENUES

Rental revenues were $11.5 and $63.6 million for the three months ended March 31, 2000 and 1999, respectively and were generated from the leasing of correctional and detention facilities. The Company reserved $71.2 million of the $80.2 million in total rental revenue for the three months ended March 31, 2000 due from CCA resulting from the uncertainty regarding the collectibility of the payments.

INTEREST INCOME

Interest income was $3.3 and $6.2 million for the three months ended March 31, 2000 and 1999, respectively. This amount was a result of interest earned on the CCA Note, cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

Interest on the CCA Note is payable annually at the rate of 12%. Principal is due in six equal annual installments beginning December 31, 2003. As previously described, as of March 31, 2000, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. The Company has fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999 as well as the $4.1 million of interest accrued during the first quarter of 2000. The $6.2 million of interest income for the three months ended March 31, 1999 included $4.1 million of interest income related to the CCA Note which was reserved for in the fourth quarter of 1999 due to CCA not making the scheduled interest payment.

LICENSING FEES

Licensing fees were $2.6 and $2.1 million for the three months ended March 31, 2000 and 1999, respectively. The licensing fees were earned as a result of the Trade Name Use Agreement which granted CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein (the "Trade Name Use Agreement"). The fee is based upon gross revenues of CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

DEPRECIATION AND AMORTIZATION

Depreciation expense was $12.9 and $9.9 million for the three months ended March 31, 2000 and 1999, respectively. Depreciation expense as a percentage of gross rental revenues was 16.1% and 15.6% for the three months ended March 31, 2000 and 1999, respectively. The increase in depreciation expense relates to a greater number of correctional and detention facilities in service. The Company uses the straight-line depreciation method over 50 and five year lives of buildings and machinery and equipment, respectively.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $2.5 and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expense as a percentage of gross rental revenues was 3.2% and 1.4% for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses consist primarily of management salaries and benefits, legal and other

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

administrative costs. The increase of $1.6 million resulted primarily from an increase of $0.9 million in legal fees and $0.6 million in franchise taxes.

WRITE-OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

During the three months ended March 31, 2000, the Company opened one facility that is operated by CCA. The Company has expensed the tenant incentive fees due CCA, totalling $4.0 million, but has made no payments to CCA in 2000 with respect to this agreement.

EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES AND AMORTIZATION OF DEFERRED GAINS

Equity in earnings of unconsolidated entities and amortization of deferred gains was $6.1 and $7.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively. For the three months ended March 31, 2000, the Company recognized equity in earnings of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI") of $2.1 million and $1.3 million, respectively, and received distributions from PMSI and JJFMSI of $0.6 million and $0.1 million, respectively. For the three months ended March 31, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively.

For the three months ended March 31, 1999, the Company recognized equity in earnings of PMSI and JJFMSI of $1.9 million and $3.1 million, respectively. For the three months ended March 31, 1999, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively. The decrease in the equity in earnings of PMSI and JJFMSI is attributable to less favorable operating results of PMSI and JJFMSI.

INTEREST EXPENSE

Interest expense was $31.8 million and $8.3 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility and the Company's senior notes, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $5.2 million and $7.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase in interest expense resulted from increased borrowings of $406.7 million from March 31, 1999 to March 31, 2000, increased interest rates due to rising market rates, the 2.0% default rate on the Amended Credit Facility, the default rate and contingent interest on the $40 million convertible notes and less capitalized interest.

PROVISION FOR CHANGE IN TAX STATUS

The Company, as the successor to Old CCA (a taxable corporation) as the result of the 1999 Merger, intends to elect to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the three months ended March 31, 1999.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



CCA FINANCIAL INFORMATION

The following unaudited operating information presents CCA's results of operations for the three months ended March 31, 2000 and 1999:

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                         MARCH 31, 2000        MARCH 31, 1999
                                       ------------------    ------------------
                                         (UNAUDITED AND AMOUNTS IN THOUSANDS)
REVENUES                                   $   137,952         $      112,363
                                           -----------         --------------
EXPENSES:
    Operating                                  105,485                 82,170
    Trade name use agreement                     2,576                  2,139
    Lease                                       79,314                 80,735
    General and administrative                   6,159                  5,775
    Depreciation and amortization                2,170                  2,062
                                           -----------         --------------
                                               195,704                172,881
                                           -----------         --------------
OPERATING LOSS                                 (57,752)               (60,518)
Interest expense, net                            4,888                  6,606
                                           -----------         --------------
LOSS BEFORE INCOME TAXES                       (62,640)               (67,124)
BENEFIT FOR INCOME TAXES                          --                  (27,358)
                                           -----------         --------------

NET LOSS                                   $   (62,640)        $      (39,766)
                                           ===========         ==============

The following balance sheet information presents CCA's financial position as of March 31, 2000 and December 31, 1999:

                                             MARCH 31, 2000   DECEMBER 31, 1999
                                             --------------   -----------------
                                            (UNAUDITED AND AMOUNTS IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                  $    2,504         $   10,725
    Accounts receivable, net of allowances         71,710             66,414
    Prepaid expenses                                3,196              3,733
    Other current assets                            4,798              7,775
                                               ----------         ----------
            Total current assets                   82,208             88,647

PROPERTY AND EQUIPMENT, NET                        19,453             19,959

OTHER LONG-TERM ASSETS:
    Investment in contracts                        66,160             67,363
    Other                                           8,097              8,732
                                               ----------         ----------
            Total assets                       $  175,918         $  184,701
                                               ==========         ==========

(CONTINUED)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


The following balance sheet information presents CCA's financial position as of March 31, 2000 and December 31, 1999: (Continued):

                                                                                             MARCH 31, 2000      DECEMBER 31, 1999
                                                                                             --------------      -----------------
(CONTINUED)                                                                                   (UNAUDITED AND AMOUNTS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                           $    23,319           $    28,938
    Lease and trade name use payables to Prison Realty                                              96,915                27,080
    Accrued salaries and wages                                                                       5,658                 5,842
    Accrued property taxes                                                                           7,822                 9,393
    Accrued interest to Prison Realty                                                               20,539                16,440
    Short-term debt                                                                                  6,180                16,214
    Promissory note to Prison Realty                                                               137,000               137,000
    Other accrued expenses                                                                          16,518                17,514
                                                                                               -----------           -----------
        Total current liabilities                                                                  313,951               258,421
DEFERRED CREDITS                                                                                   105,202               107,070
                                                                                               -----------           -----------
        Total liabilities                                                                          419,153               365,491
                                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock- Class A; $0.01 (one cent) par value; 9,349 issued and outstanding; 100,000 shares
              authorized                                                                                93                    93
         Common stock- Class B; $0.01 (one cent) par value;
               981 issued and outstanding; 100,000 shares
               authorized                                                                               10                    10
    Additional paid-in capital                                                                      25,133                25,133
    Deferred compensation                                                                           (2,913)               (3,108)
    Retained deficit                                                                              (265,558)             (202,918)
                                                                                               -----------           -----------
        Total stockholders' equity                                                                (243,235)             (180,790)
                                                                                               -----------           -----------
        Total liabilities and stockholders' equity                                             $   175,918           $   184,701
                                                                                               ===========           ===========

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


The following is the unaudited cash flow statement for CCA for the three months ended March 31, 2000 and 1999:

                                                                                          THREE MONTHS           THREE MONTHS
                                                                                             ENDED                   ENDED
                                                                                         MARCH 31, 2000         MARCH 31, 1999
                                                                                         --------------         --------------
                                                                                          (UNAUDITED AND AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITES:
    Net loss                                                                                $(62,640)              $(39,766)
    Adjustments to reconcile net loss to net cash provided by
        Operating activities
            Depreciation and amortization                                                      2,170                  2,062
            Amortization of deferred credits                                                  (1,868)                  (160)
            Deferred income taxes                                                               --                  (27,358)
            Deferred credit payments received from Prison Realty                               1,421                 59,259
            Other noncash items                                                                  786                    195
            Write off of debt issuance costs                                                    --                    2,706
            Gain on sale of asset                                                                 (2)                  --
            Changes in assets and liabilities, net
                Trade accounts receivable                                                     (5,296)                 6,244
                Prepaid expenses                                                                 537                    149
                Other current assets                                                           1,556                (16,872)
                Other assets                                                                    --                      172
                Accounts payable                                                              (5,619)                 1,867
                Lease and trade name use payables to Prison Realty                            69,835                   --
                Accrued salaries and wages                                                      (184)                 3,634
                Accrued property taxes                                                        (1,571)                  (316)
                Accrued interest to Prison Realty                                              4,099                  4,110
                Other accrued expenses                                                          (996)                (1,537)
                                                                                            --------               --------
                    Net cash provided by operating activities                                  2,228                 (5,611)
                                                                                            --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions, net                                                       (472)                (1,020)
    Proceeds from sale of assets                                                                  23                   --
    Payments received on note receivable                                                          34                      9
                                                                                            --------               --------

                    Net cash used in investing activities                                       (415)                (1,011)
                                                                                            --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt issuance costs                                                              --                   (1,517)
    Payments on short-term debt, net                                                         (10,034)                  --
                                                                                            --------               --------

                    Net cash used in financing activities                                    (10,034)                (1,517)
                                                                                            --------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (8,221)                (8,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                            10,725                 19,057
                                                                                            --------               --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                $  2,504               $ 10,918
                                                                                            ========               ========

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


Pursuant to the terms of the CCA Note, CCA was required to make a scheduled interest payment on December 31, 1999; however, pursuant to the terms of the Subordination Agreement, CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants. As of December 31, 1999, CCA was not, and CCA currently is not, in compliance with these financial covenants and, consequently, is prohibited from making the scheduled interest payment to the Company. Pursuant to the terms of the Subordination Agreement, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's revolving credit facility remains outstanding. During the three months ended March 31, 1999, the Company recorded $4.1 million interest accrued under the terms of the CCA Note. During December 1999, the Company fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999. The Company has also reserved the $4.1 million of interest accrued during the three months ended March 31, 2000.

CCA failed to make timely contractual payments under the CCA Leases. As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. During 2000, CCA has paid $12.9 million of lease payments related to 1999 and $4.0 million in May of 2000 related to 2000. For the three months ended March 31, 2000, the Company recognized rental revenue from CCA of $80.2 million and recorded a reserve of $71.2 million resulting in recognition of net rental revenue from CCA of $9.0 million. The reserve was recorded due to the uncertainty regarding the collectiblity of the revenue.

Costs incurred by the Company under the Amended and Restated Services Agreement by and between the Company and CCA are capitalized as part of the facilities' development cost. Costs incurred under the CCA Services Agreement and capitalized as part of the facilities' development cost totaled $3.0 million and $12.1 million for the three months ended March 31, 2000 and 1999, respectively.

Costs incurred by the Company under the Business Development Agreement by and between the Company and CCA are capitalized as part of the facilities' development cost. For the three months ended March 31, 2000, no costs were incurred under the Business Development Agreement, and for the three months ended March 31, 1999, $8.6 million were incurred under the Business Development Agreement.

As of March 31, 2000, the Company had recorded a receivable of $25.8 million from CCA. This receivable was comprised primarily of (i) rent due under the CCA Leases for the three months ended March 31, 2000 ($80.2 million) and a portion of the month of December 1999 ($20.9 million) and (ii) licensing fees for the fourth quarter of 1999 and the first quarter of 2000 due under the Trade Name Use Agreement ($4.8 million). For the three months ended March 31, 2000, the Company recognized rental revenue from CCA of $80.2 million and recorded a reserve of $71.2 million resulting in recognition of net rental revenue from CCA of $9.0 million. The reserve was recorded due to the uncertainty regarding the collectablity of the revenue. Subsequent to March 31, 2000, CCA has paid for obligations under the CCA Leases for 2000 and 1999 of $4.0 million and $11.9 million, respectively. In addition, subsequent to March 31, 2000, CCA has paid $2.2 million for obligations under the Trade Name Use Agreement for 1999.

PMSI AND JJFMSI FINANCIAL INFORMATION

The Company owns 100% of the non-voting stock of each of PMSI and JJFMSI, which manage certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. On a

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

quarterly basis, the Company receives 95% of the net income, as defined, of each of PMSI and JJFMSI through ownership of the non-voting stock.

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three months ended March 31, 2000 and 1999:

                                    THREE MONTHS          THREE MONTHS
                                         ENDED                   ENDED
                                    MARCH 31, 2000       MARCH 31, 1999
                                    --------------       --------------
                                    (UNAUDITED AND AMOUNTS IN THOUSANDS)

Revenues                                $73,967             $69,082
Net income                                3,625               5,276

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of March 31, 2000 and December 31, 1999:

                                      MARCH 31, 2000          DECEMBER  31, 1999
                                      --------------          ------------------
                                        (UNAUDITED)
                                             (AMOUNTS IN THOUSANDS)
Current assets                            $ 62,321                $ 60,741
Total assets                               149,507                 151,167
Current liabilities                         32,707                  31,750
Total liabilities                           33,573                  32,622
Stockholders' equity                       115,934                 118,545

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities, including the CCA Leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on the CCA Note; and (iv) license fees earned under the terms of the Trade Name Use Agreement. CCA currently leases 37 of the Company's 46 operating properties pursuant to the CCA Leases. The Company, therefore, is dependent for its rental revenues upon CCA's ability to make the lease payments required under the CCA Leases for such facilities. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all the leases if CCA fails to make required lease payments. If this were to happen, however, the Company would be required to renegotiate existing leases or incentive fee arrangements, to find other suitable lessees.

The Company incurred a net loss for the three months ended March 31, 2000 of $30.0 million and has been in default under its senior secured bank credit facility (outstanding balance of $926.7 million at March 31, 2000) and is in default under the provisions of the agreements governing the Company's 9.5% convertible, subordinated notes (outstanding balance of $40.0 million at March 31, 2000), and its 7.5% convertible, subordinated notes (outstanding balance of $30.0 million at March 31, 2000). The defaults relate to the Company's failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to the Company's 1999 consolidated financial statements, and certain transactions effected by the Company, including the execution of a securities purchase agreement in connection with the Pacific Life Restructuring. See "- Debt Structure." The Company's noncompliance with the provisions of its outstanding obligations could result in the Company's creditors demanding immediate repayment of these obligations. The events of default under the provisions of the Company's bank credit facility and an aggregate of $40.0 million of the Company's convertible, subordinated notes have been formally declared, but no acceleration actions have been taken by the creditors with respect to this indebtedness. The Company has acknowledged to the senior lenders under its bank credit facility that an event of default exists under the bank credit facility and, as such, the Company has been paying interest at the default rate thereunder since January 25, 2000. The Company has not obtained waivers of these existing events of default. In addition, the Company has significant outstanding shareholder and other litigation matters. For a fuller description of the Company's non-compliance with the terms and covenants of its indebtedness and events of default thereunder, as well as the Company's actions with respect to obtaining waivers of these matters, see "- Debt Structure" hereunder.

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

In response to the significant losses experienced by the Company and by CCA during 1999 and in response to the defaults under the Company's debt agreements, the Company had entered into an agreement with respect to the Pacific Life Restructuring. For a complete description of the Pacific Life Restructuring, see "Prospective Restructuring and Equity Investment" herein.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

DEBT STRUCTURE

THE AMENDED CREDIT FACILITY. On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan requires quarterly principal payments of $625,000 throughout the term of the loan, with the remaining balance maturing on December 31, 2002. The revolving loans mature on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility were subject to change based on the Company's senior debt rating. The Credit Facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the Credit Facility was changed to December 31, 2002, with the maturity of the revolving loan under the Credit Facility remaining January 1, 2002. Lehman Commercial Paper Inc. replaced NationsBank, N.A. as Administrative Agent of the Amended Credit Facility.

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

The rating on the Company's bank loan debt was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the Company's senior unsecured debt was lowered from B1 to B2, and the rating on the Series A Preferred Stock was lowered from Ba3 to B3. As a result of these rating changes, the interest rate applicable to outstanding amounts under the Amended Credit Facility was increased by .50%

Upon the lenders' determination that the Company is in default under the terms of the Amended Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, the Company is currently in default under the Amended Credit Facility and, consequently, has been subject to the default rate of interest, effective since January 25, 2000.

The Company incurred costs of $59.2 million in consummating the Credit Facility and the Amended Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote off $9.0 million of expenses related to the Credit Facility upon completion of the amendment and restatement.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

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

The Amended Credit Facility also restricted the Company's ability to make the 1999 cash payment of a special dividend unless (a) the Company had liquidity of at least $75.0 million at the dividend declaration date after giving effect to the payment of the special dividend, (b) the Company received at least $100.0 million in cash proceeds for the issuance of equity or similar securities from a new investor receiving representation on the Company's Board of Directors and
(c) CCA received at least $25.0 million in cash proceeds from the issuance of any combination of equity securities and subordinated debt. The Amended Credit Facility also restricts the cash payment of a special dividend in 2000.

SOLICITATION OF CONSENTS FOR WAIVERS OF EVENTS OF DEFAULT UNDER, AND AMENDMENTS TO, PROVISIONS OF THE COMPANY'S AMENDED CREDIT FACILITY. As a result of: (i) the current financial condition of the Company and CCA; (ii) the transactions undertaken by the Company and CCA in an attempt to resolve current liquidity issues of the Company and CCA; and (iii) the transactions contemplated by the proposed Pacific Life, certain existing or potential events of default have arisen under the provisions of the Amended Credit Facility. Specifically, the Company is subject to the following existing or potential events of default under the Amended Credit Facility:

- For the fiscal quarters ending December 31, 1999 and March 31, 2000, the Company was not in compliance with certain financial covenants, each as defined in the Amended Credit Facility.

- As a result of the existence of explanatory paragraphs in the reports of each of the Company's and CCA's reports of independent public accountants relating to the Company's and CCA's 1999 consolidated financial statements as to the ability of each of the Company and CCA to continue as a going concern, the Company is in violation of the provisions of the Amended Credit Facility.

- As more fully described below, the Company is in default under the provisions of the note purchase agreement relating to the Company's 9.5% Convertible Notes (as defined herein). Due to the provisions of the Amended Credit Facility, this default under the terms of these notes has resulted in an event of default under the Amended Credit Facility since January 25, 2000.

- The declaration and payment of a quarterly dividend on the Company's Series A Cumulative Preferred Stock for the quarter ended March 31, 2000 constituted an event of default under the Amended Credit Facility.

- The Amended Credit Facility contains restrictions upon the ability of the Company to amend the terms of its agreements with CCA without the consent of the Company's senior lenders, which would be violated upon execution of the proposed amendments to the Company's existing agreements with

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     CCA.

- The Amended Credit Facility contains restrictions upon the ability of the Company to enter into any agreement constituting a "change of control" provision, as defined in the Amended Credit Facility. The appointment of a new Chairman of the Board of Directors and President of the Company in December 1999 constituted a "change of control" of the Company under the terms of the Amended Credit Facility upon the expiration of an applicable period. In addition, the execution and performance of certain conditions contained in the securities purchase agreement with Pacific Life constituted a "change of control" of the Company under the terms of the Amended Credit Facility.

- The Amended Credit Facility provides that any non-compliance by CCA with the provisions of CCA's revolving credit facility would constitute an event of default under the Amended Credit Facility. Although CCA has obtained a waiver of all events of default under its revolving credit facility, CCA's non-compliance with the provisions of its revolving credit facility would also constitute an event of default under the Amended Credit Facility.

- As more fully described below, the Company is in violation of certain financial covenants contained in the note purchase agreement relating to the Company's 7.5% Convertible Notes (as hereinafter defined). However, the Company is currently not in default under the provisions of this note purchase agreement because the holder of the 7.5% Convertible Notes has not provided the Company with written notice declaring such an event of default. As a result, no event of default currently exists under the provisions of the Amended Credit Facility with respect to the Company's violation of these financial covenants. If, however, the holder of the 7.5% Convertible Notes did provide a notice of default to the Company, upon the expiration of an applicable period, the Company would be in default under the provisions of the note purchase agreement, which would also give rise to an event of default under the Amended Credit Facility.

PROPOSED WAIVERS OF EVENTS OF DEFAULT UNDER, AND AMENDMENTS TO, THE COMPANY'S AMENDED CREDIT FACILITY. The Company, through Lehman Commercial Paper Inc., the administrative agent of the Amended Credit Facility, has initiated the process of soliciting the consent of the requisite percentage of the senior lenders under the Amended Credit Facility for a waiver of the existing events of default under the Amended Credit Facility. Specifically, the Company anticipates requesting a waiver of the following events of default under the Amended Credit
Facility:

- The Company's failure to comply with certain of the financial covenants contained in the Amended Credit Facility for the fiscal quarter ended December 31, 1999, for the fiscal quarter ended March 31, 2000 and for the fiscal quarter ending June 30, 2000.

- The Company's declaration and payment of its regular quarterly dividend on shares of its Series A Preferred Stock for the fiscal quarter ended March 31, 2000.

- The failure of the Company to deliver annual financial statements of the Company and CCA unqualified as to the ability of each of the Company and CCA to continue as a going concern.

- The existence of certain defaults, as described below, by the Company under the terms of the note purchase agreement relating to the Company's $40.0 million 9.5% Convertible Notes.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company also plans to request the consent of the requisite percentage of its senior lenders under the Amended Credit Facility for a waiver of the Amended Credit Facility's restrictions relating to the proposed amendments of the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Service Agreement and the Business Development Agreement providing for the deferral of certain payments with respect to each of these agreements. The Company plan to request the consent of such lenders with respect to an amendment to the Amended Credit Facility changing the definition of the Company's borrowing base under the credit facility to alleviate the adverse effects of the deferred rental payments on the Company's borrowing base. Additionally, the Company plans to request the consent of the requisite percentage of its senior lenders under the Amended Credit Facility to the appointment of a new Chairman of the Board of Directors and President of the Company. The Company plans to request a waiver of the Amended Credit Facility's restrictions upon a "change of control" arising from the execution and performance of certain conditions under the securities purchase agreement with Pacific Life. The Company anticipates that these waivers of the provisions of the Amended Credit Facility would remain the conditioned upon: (i) the completion of the restructuring transactions; (ii) the termination of the securities purchase agreement with Pacific Life; or (iii) as-yet-undetermined requirements.

The Company currently is also in discussions with Lehman Commercial Paper Inc., the Administrative Agent, to restructure the terms of the Amended Credit Facility to provide that the Amended Credit Facility will continue to remain outstanding following completion of the Pacific Life Restructuring. The Company anticipates that Lehman Commercial Paper Inc. will solicit the consent of the requisite percentage of the senior lenders under the Amended Credit Facility to amend the Amended Credit Facility to provide for the restructuring and "roll-over" of the Amended Credit Facility simultaneously with the solicitation of the proposed waivers of the provisions of the credit facility described above. The Company and Lehman Commercial Paper, Inc. are currently in discussions with respect to certain terms of the restructuring of the Amended Credit Facility, including the applicable rates of interest under the facility, fees to be incurred by the Company in the restructuring additional convenants, and conditions of default that may be restricted. It is also anticipated that the terms of the waiver will restrict the Company's ability to declare and pay quarterly cash dividends on the Company's Series A Preferred Stock until the completion of the Pacific Life Restructuring.

Management of the Company expects the conditions to the effectiveness of all of the proposed waivers of events of default under, and amendments to, the provisions of the Amended Credit Facility will include, among other conditions:
(i) CCA maintaining in effect a waiver of certain events of default under the provisions of its revolving credit facility; (ii) the Company having delivered to the trustee of the Company's $100.0 million Senior Notes (as defined herein) an opinion as to the fairness, from a financial point of view, to the Company of the amendments to the terms of the CCA Leases and the amendments to the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement issued by an accounting, appraisal, consulting or investment banking firm of national standing; (iii) the completion of the Pacific Life Restructuring; and (iv) the settlement of outstanding securities litigation for an amount not to exceed the Company's insurance coverage.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of the Amended Credit Facility to meet these requirements. Due to the Company's non-compliance with certain provisions of the Amended Credit Facility, the Company is currently unable to borrow additional amounts under the Amended Credit Facility until a waiver of the existing events of default is obtained. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


There can also be no assurance that the lenders under the Amended Credit Facility will consent to any proposed waivers of events of default under, and amendments to, the Amended Credit Facility, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. Moreover, the effectiveness of the proposed waivers of events of default under, and amendments to, the Amended Credit Facility is subject to the satisfaction of the conditions described above. In the event the Company is unable to obtain the necessary waivers of events of default under, or amendments to, the Amended Credit Facility, or to comply with and maintain the proposed waivers and amendments, or if the Company defaults under the terms of any of its other indebtedness, and such indebtedness is accelerated, the senior lenders under the Amended Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the Amended Credit Facility.

In addition, the Company's $100.0 million Senior Notes (as defined herein), the Company's 9.5% Convertible Notes (as defined herein) and the Company's 7.5% Convertible Notes (as defined herein) contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Credit Facility or if the obligations under the Amended Credit Facility have been accelerated. If the senior lenders under the Amended Credit Facility elect to exercise their rights to accelerate the Company's obligations under the Amended Credit Facility, and/or if the senior lenders do not consent to the proposed waivers and amendments (or acceptable alternative waivers and amendments), such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's Senior Notes or its convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of March 31, 2000, the Company has made all required principal and interest payments under the Amended and Restated Credit Facility.

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

The Company currently is not in default under the terms of the Senior Notes. However, in connection with the proposed amendments to the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement and the Business Development Agreement providing for the deferral of certain payments with respect to each of these agreements, the terms of the indenture governing the Senior Notes provide that the Company may not effect such amendments without the prior delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments issued by an accounting, appraisal, consulting, or investment banking firm of national standing, to the trustee of the Senior Notes. The Company anticipates that it will be able to deliver such an opinion to the trustee under the indenture. In addition, the indenture governing the Senior Notes contains a provision which allows the holders thereof to accelerate the outstanding principal amount of the Senior Notes and to seek additional remedies if the Company has a payment default under the Amended Credit Facility or if the Company's obligations under the Amended Credit Facility have been

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


accelerated.

9.5% CONVERTIBLE, SUBORDINATED NOTES

On January 29, 1999, the Company issued $20.0 million of convertible, subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes (the "9.5% Convertible Notes"), with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The 9.5% Convertible Notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of March 31, 2000, the conversion price for the 9.5% Convertible Notes was $23.63 per share as compared to $28.00 per share at issuance.

The provisions of the note purchase agreement relating to the 9.5% Convertible Notes provide that the execution of the securities purchase agreement by the Company in connection with the Pacific Life Restructuring constitutes a "change of control" of the Company. This "change of control" gave rise to a right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. To date, the holders of the 9.5% Convertible Notes have not provided notice to the Company that the Company will be required to purchase all or a portion of the notes. In addition, as of February 5, 2000, the Company was no longer in compliance with a financial covenant contained in the note purchase agreement. As a result of the violation of this covenant, the Company is in default under the provisions of the note purchase agreement, and the holders of such notes may, at their option, accelerate all or a portion of the outstanding principal amount of this indebtedness. Moreover, during any period in which the Company is in default under the provisions of the note purchase agreement, the holders of the notes may require the Company to pay an applicable default rate of interest of 20%. In addition to the default rate of interest, as a result of the default, the Company is obligated, under the terms of the 9.5% Convertible Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15% rate of return on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the 9.5% Convertible Notes. Lehman Commercial Paper Inc. has notified the holders of the 9.5% Convertible Notes that, under the terms of the Amended Credit Facility, the payment of principal and interest on the notes is subordinated in right of payment to the prior payment in full of amounts due under the Amended Credit Facility and that, as such, the holders of the notes are prohibited from receiving any payment of principal or interest under the terms of the notes until the Company is in compliance with the terms of the Amended Credit Facility.

The Company expects to initiate discussions with the holders of these notes to waive the occurrence of a "change of control" arising from the Company's execution of the securities purchase agreement with Pacific Life, thereby extinguishing the Company's obligation to repurchase the notes at a premium. In addition, the Company has previously requested that the provisions of the note purchase agreement be amended to: (i) remove the financial covenant set forth in the note purchase agreement; (ii) although the Company believes it currently is in compliance with such covenant, remove a covenant requiring the Company to use its best efforts to qualify as a REIT for federal income tax purposes; and (iii) although the Company believes it currently is in compliance with such covenant, remove a covenant restricting the Company's ability to conduct business other than the financing,

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


ownership and development of prisons and other correctional facilities.

There can be no assurance that the holders of the 9.5% Convertible Notes will consent to any proposed waiver of events of default under, and amendments to, the note purchase agreement, or will not seek to declare an event of default prior to the execution of any proposed waiver and amendments. If the holders of these notes do not consent to the proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes.

7.5% CONVERTIBLE, SUBORDINATED NOTES

The Company's $30.0 million 7.5% convertible, subordinated notes issued to PMI Mezzanine Fund, L.P. (the "7.5% Convertible Notes") require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of March 31, 2000, the conversion price for the 7.5% Convertible Notes was $23.63 per share as compared to $27.42 per share at issuance.

The provisions of the note purchase agreement relating to the 7.5% Convertible Notes contain certain financial covenants. As of March 31, 2000, the Company was not in compliance with certain of these financial covenants. However, the Company is currently not in default under the provisions of this note purchase agreement because the holder of the 7.5% Convertible Notes has not provided the Company with written notice declaring such an event of default. As a result, no event of default currently exists under the provisions of the Amended Credit Facility with respect to the Company's violation of these financial covenants. If, however, the holder of the 7.5% Convertible Notes did provide a notice of default to the Company, upon the expiration of an applicable period, the Company would be in default under the provisions of the note purchase agreement, which would also give rise to an event of default under the Amended Credit Facility. Lehman Commercial Paper Inc. has notified the holder of the 7.5% Convertible Notes that, under the terms of the Amended Credit Facility, the payment of principal and interest on the notes is subordinated in right of payment to the prior payment in full of amounts due under the Amended Credit Facility and that, as such, the holder of the notes is prohibited from receiving any payment of principal or interest under the terms of the notes until the Company is in compliance with the terms of the Amended Credit Facility.

The Company has initiated discussions with PMI Mezzanine Fund, L.P., the holder of the 7.5% Convertible Notes, to obtain a waiver of events of default under, or amendments to, the financial covenants contained in the note purchase agreement violated by the Company. In addition, although the Company is currently in compliance with such covenant, the Company has requested that the provisions of the note purchase agreement be amended to remove a covenant requiring the Company to elect to be taxed as a REIT for federal income tax purposes.

PMI Mezzanine Fund, L.P. has indicated that, subject to the completion of the Pacific Life Restructuring, it will consent to the proposed waivers of events of default under, and amendments to, the note purchase agreement and will not seek to declare an event of default prior to the execution of the proposed waiver and amendments. If, however, the Pacific Life Restructuring is not completed, there can be no assurance that the holder of the 7.5% Convertible Notes will consent to the proposed waivers of events of default under, or amendments to, the note purchase agreement or that the holder of such notes will not seek to declare an event of default and require the Company to redeem the outstanding principal amount of the notes.

As of March 31, 2000, the Company has made all required interest payments under the 7.5% Convertible Notes.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


CCA'S REVOLVING CREDIT FACILITY

The terms of CCA's revolving credit facility provide that CCA shall not amend or modify the terms of the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement in any manner which would be on terms and conditions less favorable to CCA than are in effect immediately prior to such amendment or modification. If the proposed amendments to these agreements are completed, CCA would be in violation of its revolving credit facility. In addition, CCA's non-payment of amounts due under the CCA Leases has resulted, and the proposed amendments to the CCA Leases would result, in a violation of CCA's revolving credit facility. CCA's revolving credit facility also requires that CCA have a net worth in excess of certain specified amounts. On December 31, 1999 and March 31, 2000, CCA was not, and it currently is not, in compliance with this financial covenant. The terms of CCA's revolving credit facility also provide that CCA's execution of the agreement and plan of merger setting forth the terms of the combination of the Company, CCA, PMSI and JJFMSI contemplated by the Pacific Life Restructuring resulted in an event of default under CCA's revolving credit facility.

CCA has obtained the consent of the requisite percentage of the senior lenders under its revolving credit facility for a waiver of its credit facility's restrictions relating to:

- The proposed amendments of the terms of the Amended and Restated Tenant Incentive Agreement, the Amended and Restated Services Agreement, and the Business Development Agreement.

- CCA's non-payment of amounts due under the CCA Leases and the proposed amendments to the CCA Leases.

- CCA's violation of the net worth covenant contained in its revolving credit facility.

-    CCA's execution of the agreement and plan of merger.

The terms of the waiver provide that the waiver shall remain in effect until July 31, 2000. The waiver will terminate on a date which is earlier than July 31, 2000 if: (i) the Pacific Life securities purchase agreement is terminated;
(ii) CCA makes any payments to the Company other than as set forth in the proposed amendments to CCA's agreements with the Company; or (iii) the senior lenders under the Company's Amended Credit Facility exercise any rights with respect to any default or event of default under the Amended Credit Facility.

There can be no assurance that CCA will be able to comply with and maintain the waivers. In the event CCA is unable to comply with and maintain the waivers, the senior lenders under CCA's revolving credit facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the revolving credit facility. If the senior lenders elect to exercise their rights to accelerate CCA's obligations under CCA's revolving credit facility, such events would have a material adverse effect on CCA's liquidity and financial position. CCA does not have sufficient working capital in the event of an acceleration of CCA's revolving credit facility. In addition, the terms of the Company's leases with CCA provide that an event of default under CCA's revolving credit facility which results in the acceleration of at least $25.0 million of CCA's indebtedness under the CCA revolving credit facility prior to its stated maturity will result in an event of default under the CCA Leases, which would result in an event of default under the Company's Amended Credit Facility, also triggering defaults under the Company's other indebtedness.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


DISTRIBUTIONS TO STOCKHOLDERS

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). During the year ended December 31, 1999, the Company made $217.7 million of distributions related to its common stock and 8.0% Series A Cumulative Preferred Stock. The Company met the above described distribution requirements by designating $152.5 million of the total distributions in 1999 as distributions of the Accumulated Earnings and Profits.

In addition to distributing the Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of March 31, 2000, the Company currently intends to pay sufficient dividends in securities to satisfy its remaining distribution requirements for qualification as a REIT for 1999 and currently estimates that approximately $150.0 million in securities will be distributed in 2000 to meet this requirement. The Company is currently considering the exact timing and method of the payment of these required distributions. See "Proposed Restructuring and Equity Investment" for a discussion of the Company's distribution of securities under the terms of the Pacific Life Restructuring in satisfaction of these required distributions. The Company may partially satisfy these requirements through the payment of a one-time special dividend (the "Special Dividend"); however, certain provisions of the Amended Credit Facility restrict the Company's ability to pay these required distributions in cash. In January 2000, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Shares, which are eligible to reduce the distribution requirement for the taxable year ending December 31, 1999, have been paid. The remaining $147.8 million of distributions that must be paid to shareholders in 2000 in order for the Company to maintain its status as a REIT for the taxable year ending December 31, 1999 have not been declared by the Board of Directors and, accordingly, have not been accrued in the accompanying consolidated balance sheets as of March 31, 2000. Currently, the Company's governing instruments require that it operate as a REIT. However, if the Company completes the Pacific Life Restructuring following shareholder in 2000 approval to modify its governing instruments, the Company intends to be taxed as a C corporation commencing with its taxable year ending December 31, 2000. In the event that the Pacific Life Restructuring is not completed, the Company expects that, following required shareholder approval, the Company will nevertheless elect to be taxed as a C corporation with respect to its taxable year ending December 31, 2000 and thereafter.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow used in operating activities was $20.8 million and cash flow provided by operating activities was $50.5 million for the three months ended March 31, 2000 and 1999, respectively, and represents net income plus depreciation and amortization and other non-cash changes and changes in the various components of working capital. The Company's cash flow used in investing activities was $47.3 million and $225.2 million for the three months ended March 31, 2000 and 1999, respectively, and represents acquisitions of real estate properties and increase in restricted cash. The Company's cash flow used in financing activities was $3.7 million and cash flow provided by financing activities was $154.9 million for the three months ended March 31, 2000 and 1999, respectively, and represents payments of debt, payments of dividends on shares of the Company's preferred and common stock, and proceeds from issuance of debt and common stock.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


PROSPECTIVE EQUITY INVESTMENT AND RELATED RESTRUCTURING

As previously discussed in more detail hereunder "Prospective Restructuring and Related Equity Investment", in order to address the capital and liquidity constraints facing the Company and CCA, as well as concerns regarding the corporate structure and management of the Company, the Company intends to complete a comprehensive restructuring under the terms of an agreement with Pacific Life providing for, among other things: (i) the combination of the Company with each of CCA, PMSI and JJFMSI; (ii) a $200.0 million equity investment in the Company; and (iii) a restructuring of the Company's existing board of directors and management. In connection with the execution of the agreement with Pacific Life, the Company terminated its agreement with Fortress/Blackstone. The Fortress/Blackstone securities purchase agreement provided for, as a result of its termination and the execution of the agreement with Pacific Life, the payment by the Company to Fortress/Blackstone of a termination fee of $7.5 million, as well as a $15.2 million commitment fee and certain expenses incurred by Fortress/Blackstone in connection with the proposed transaction. To date, the Company has not paid these fees.

There can be no assurance that the conditions to the completion of the Pacific Life Restructuring will be met or that, if any of such conditions are not met, Pacific Life will waive such conditions. In the event any such conditions are not met and are not waived by Pacific Life, the Pacific Life Restructuring will not be completed, and the Company's Board of Directors will be required to determine the best alternative for the Company and its shareholders. The Company's Board of Directors expects that if the Pacific Life Restructuring is not completed, the Company will complete the merger with CCA provided (i) each of the Company and CCA obtain the requisite shareholder approval, (ii) the Company is able to restructure the terms of its indebtedness in a satisfactory manner, and (iii) the Board of Directors of each of the companies determines that a combination without additional equity is more favorable to such company and its respective shareholders than seeking protection under the federal bankruptcy laws.

YEAR 2000 COMPLIANCE.

In 1999, the Company completed an assessment of its key information technology systems, including its client server and minicomputer hardware and 76 operating systems and critical financial and non-financial applications, in order to ensure that these date sensitive critical information systems would properly recognize the Year 2000 as a result of the century change on January 1, 2000. Based on this assessment, the Company determined that these key information systems were Year 2000 compliant. The Company also evaluated its non-critical information technology systems for Year 2000 compliance and determined that such non-critical systems were compliant. The Company's systems did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000. In 1999, the Company also completed communications with third parties with whom it has important financial or operational relationships, including CCA, the lessee of the substantial majority of the Company's facilities, to determine the extent to which they were vulnerable to the Year 2000 issue. Based on responses from these third-parties, including CCA, the Company determined that there were no third party related Year 2000 noncompliance issues that would have a material adverse impact on the Company's operations. These third parties, including CCA, did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000 that had a material adverse impact on the Company's operations.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

    ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company's information systems were Year 2000 compliant when acquired in the 1999 Merger, and as such, the Company incurred no significant expenses through March 31, 2000, and the Company does not expect to incur any significant costs in connection with the Year 2000 subsequent to March 31, 2000.

CCA incurred expenses allocable to internal staff, as well as costs for outside consultants, computer systems remediation and replacement and non-information technology systems remediation and replacement (including validation). Through March 31, 2000, CCA spent approximately $6.4 million which included $3.4 million related to the replacement leased equipment, $2.4 million for travel and services and $0.6 million for software. These costs were expensed as incurred. CCA does not expect to incur any significant costs in connection with the Year 2000 subsequent to March 31, 2000.

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

The following table presents the Company's Funds from Operations for the three months ended March 31, 2000 and 1999:

                                                 THREE MONTHS     THREE MONTHS
                                                     ENDED           ENDED
                                                MARCH 31, 2000   MARCH 31, 1999
                                                --------------   --------------
                                                   (AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS:
Net loss available to common shareholders          $(25,950)       $(24,755)
Plus: real estate depreciation                       12,924           9,917
Add back: provision for change in tax status           --            83,200
                                                   --------        --------
                                                   $(13,026)       $ 68,362
                                                   ========        ========

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

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

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES



ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates. The Company is exposed to market risk related to its Amended Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources". The interest on the Amended Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Credit Facility debt was 100 basis points higher or lower during the three months ended March 31, 2000, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $2.9 million.

As of March 31, 2000, the Company had outstanding $100.0 million of its Senior Notes with a fixed interest rate of 12.0%, $40.0 million of convertible notes with a fixed interest rate of 9.5%, $30.0 million of convertible notes with a fixed interest rate of 7.5% and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of March 31, 2000, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% decrease in market interest rates would not have a material impact on the Company. The Amended Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

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

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


On December 29, 1999, a purported class action lawsuit was filed on behalf of the shareholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well certain affiliates of the investor under the Fortress/Blackstone Restructuring (as defined in Note
15). The lawsuit alleges that the directors breached their fiduciary duties to the Company's shareholders by "effectively selling control" of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to the Fortress/Blackstone Restructuring or having taken steps to maximize stockholder value. The plaintiffs seek an injunction preventing the completion of Fortress/Blackstone Restructuring, declaratory relief, and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as the investors. These three actions were consolidated on February 18, 2000. See Items 1. and 2. of Part I herein with respect to the Company's agreement to complete the Pacific Life Restructuring and its termination of the agreement providing for the Fortress/Blackstone Restructuring.

On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the stockholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its common stock, including a special dividend, prior to the date on which it was disclosed to the public that the Company had entered into an agreement with respect to the Fortress/Blackstone Restructuring and not elect to be taxed as a REIT beginning with its 1999 taxable year and, therefore, certain statements made by them prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. On February 24, 2000, a nearly identical complaint was filed in the same court on behalf of one plaintiff. The lawsuit, captioned Brody, et al. v. Prison Realty Trust, Inc. et al., names as defendants the Company, Doctor
R. Crants, D. Robert Crants, III and Darrell K. Massengale. These three actions were consolidated on March 13, 2000. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in the Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan
v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale and alleges violations of state securities laws based on claims substantially identical to those enumerated above. See Items 1. and 2. of Part I herein with respect to the Company's expectation that it will elect to be taxed and qualify as a REIT for its 1999 taxable year, and with respect to the Company's satisfaction of its remaining 1999 REIT distribution requirements.

The Company is also currently subject to two separate class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and CCA in May 1999 to increase payments made by the Company to CCA under the terms of certain agreements. The plaintiffs' class in In re:
Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the 1999 Merger. The plaintiffs' class in In re: Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the 1999

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


Merger and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of sixteen complaints filed in May and June 1999. On March 24, 2000, a purported class action nearly identical to In re: Prison Realty Securities Litigation was filed in the United States District Court for the Middle District of Tennessee. It is anticipated that the lawsuit, captioned Mikovits v. Prison Realty Trust, et. al., will be consolidated with In re:
Prison Realty Securities Litigation. In addition, a purported stockholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the payment of certain fees in connection with the Fortress/Blackstone Restructuring and the payments to certain parties in connection with the Pacific Life Restructuring.

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

The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, F-53 which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, CCA, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages.

The Company is defending vigorously its actions in each of the various shareholder or class action lawsuits. It is possible additional lawsuits will be filed, or that the existing complaints filed in connection with the Fortress/Blackstone Restructuring will be amended, in connection with Pacific Life Restructuring. It is also possible that the Company's liability in regard to the shareholder or class action lawsuits will exceed the Company's insurance coverage limits and will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is currently in default under certain provisions of the agreements governing a portion of its indebtedness. For a description of the Company's non-compliance with the terms and covenants of its indebtedness and events of default thereunder, as well as the Company's actions with respect to obtaining waivers of these matters, see Items 1. and 2. of Part I herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

         3.1 Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 and incorporated herein by this reference).

         10.1 First Amendment to Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company, Corrections Corporation of America, a Tennessee corporation, Prison Management Services, Inc., a Tennessee corporation, and Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation, on the one hand (collectively, the "Companies"), and Prison Acquisition Company, L.L.C., a Delaware limited liability company, on the other hand (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2000 and incorporated herein by this reference).

         10.2 Securities Purchase Agreement as executed by the Companies on April 16, 2000 with the following exhibits attached: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among Prison Realty, CCA Acquisition Sub, Inc., PMSI Acquisition Sub, Inc. and JJFMSI Acquisition Sub, Inc., and CCA, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of Prison Realty; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of Prison Realty ; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock (filed herewith); (v) as Exhibit E thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (vi) as Exhibit F thereto, the Form of Warrant; and (vii) as Exhibit G thereto, the Form of Registration Rights Agreement (the Securities Purchase Agreement, together with items (i), (iii), (iv), (v),
                  (vi), (vii), have been previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 18, 2000 and incorporated herein by this reference, with the Agreement and Plan of Merger having been previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 28, 1999 and incorporated herein by this reference).

         99.1 Letter to the Board of Directors of the Company, dated February 22, 2000, from Pacific Life Insurance Company (previously filed as Exhibit 99.1 to the Company's Current

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                  Report on Form 8-K filed with the Commission on March 1, 2000 and incorporated herein by this reference).

         27.1     Financial Data Schedule (For SEC use only).

(b).     Reports on Form 8-K

         The Company's Current Report on Form 8-K, as filed with the Commission on March 1, 2000 (File no. 0-25245), relating to the Company's receipt of the Pacific Life proposal and the amendment to the Fortress/Blackstone Securities Purchase Agreement.

         The Company's Current Report on Form 8-K, as filed with the Commission on April 10, 2000 (File no. 0-25245) relating to the Company's receipt of a definitive agreement executed by Pacific Life Insurance Company with respect to a transaction intended to serve as an alternative to the previously announced restructuring transaction led by Fortress/Blackstone and the Company's submission of such agreement to Fortress/Blackstone pursuant to their right to match the terms of such agreement.

         The Company's Current Report on Form 8-K, as filed with the Commission on April 18, 2000 (File no. 0-25245) relating to the Company's execution of the Pacific Life Securities Purchase Agreement and the Company's termination of the Fortress/Blackstone Securities Purchase Agreement.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PRISON REALTY TRUST, INC.
Date: May 15, 2000

                                 /s/ Vida H. Carroll
                                 --------------------------------
                                 Vida H. Carroll
                                 Chief Financial Officer/
                                 Chief Accounting Officer


61