Form 10-Q
period 2000-06-30
PRISON REALTY TRUST INC
filed 2000-08-14
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

  (Outstanding shares of the issuer's common stock, $0.01 par value per share, as of August 11, 2000)

                                   118,416,095

                            PRISON REALTY TRUST, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                                                PAGE
PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements .......................................................... 1
a)               Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2000
                 and December 31, 1999.......................................................... 1
b)               Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2000 and 1999.................................... 3
c)               Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
                 months ended June 30, 2000 and 1999............................................ 4
d)               Notes to Condensed Consolidated Financial Statements (Unaudited)............... 6
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................... 34
Item 3.          Quantitative and Qualitative Disclosures About Market Risk..................... 65

PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings.............................................................. 67
Item 2.          Changes in Securities and Use of Proceeds...................................... 71
Item 3.          Defaults Upon Senior Securities................................................ 71
Item 4.          Submission of Matters to a Vote of Security Holders............................ 71
Item 5.          Other Information.............................................................. 71
Item 6.          Exhibits and Reports on Form 8-K............................................... 73

SIGNATURE

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                JUNE 30,           DECEMBER 31,
                                                  2000                1999
                                                  ----                ----
ASSETS
Real estate properties:
Correctional and detention facilities          $ 2,239,087         $ 2,258,281
Less accumulated depreciation                      (76,104)            (49,785)
                                               -----------         -----------

             Net real estate properties          2,162,983           2,208,496

Cash and cash equivalents                           18,366              84,493
Restricted cash                                      9,416              24,409
Note receivable from CCA                           137,000             137,000
Investments in affiliates                          115,194             118,232
Investments in direct financing leases             154,251              74,059
Receivable from CCA                                 17,819              28,608
Other assets                                        61,307              60,625
                                               -----------         -----------

             Total assets                      $ 2,676,336         $ 2,735,922
                                               ===========         ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                   (Continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)

                                                                          JUNE 30, 2000     DECEMBER 31, 1999
                                                                          -------------     -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Distributions payable                                                      $     2,150         $     2,150
Bank credit facility                                                           965,234             928,234
Senior notes payable                                                           100,000             100,000
Convertible subordinated notes and other debt                                   72,730              70,757
Accounts payable and accrued expenses                                           80,886              70,911
Income taxes payable                                                             6,245               5,476
Deferred gains on sales of contracts                                           100,707             106,045
Other liabilities                                                               32,000              32,000
                                                                           -----------         -----------

            Total liabilities                                                1,359,952           1,315,573
                                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 (one cent) par value; 20,000 shares
authorized; 4,300 shares issued and outstanding; stated at
liquidation preference of $25 (twenty-five dollars)
per share                                                                      107,500             107,500
Common stock, $.01 (one cent) par value; 300,000
shares authorized; 118,420 and 118,406 shares issued, respectively;
118,408 and 118,394 shares outstanding, respectively                             1,184               1,184
Treasury stock, 12 shares, at cost                                                (242)               (242)
Additional paid-in capital                                                   1,347,474           1,347,227
Cumulative net income                                                          (70,088)             29,824
Accumulated distributions                                                      (69,444)            (65,144)
                                                                           -----------         -----------

            Total stockholders' equity                                       1,316,384           1,420,349
                                                                           -----------         -----------

            Total liabilities and stockholders' equity                     $ 2,676,336         $ 2,735,922
                                                                           ===========         ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                             ENDED            ENDED              ENDED             ENDED
                                                         JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999
                                                         -------------     -------------     -------------     -------------
REVENUES:
Rental revenues                                            $  11,466         $  65,828         $  22,926         $ 129,468
Interest income                                                3,363             5,827             6,675            12,041
Licensing fees                                                 2,666             2,186             5,242             4,318
                                                           ---------         ---------         ---------         ---------

                                                              17,495            73,841            34,843           145,827
                                                           ---------         ---------         ---------         ---------

EXPENSES:
Depreciation and amortization                                 13,407            10,502            26,331            20,419
General and administrative                                     4,051             1,725             6,594             2,607
Write-off of amounts under lease arrangements                  4,416                --             8,416                --
                                                           ---------         ---------         ---------         ---------

                                                              21,874            12,227            41,341            23,026
                                                           ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS)                                       (4,379)           61,614            (6,498)          122,801
Equity in earnings of subsidiaries and amortization
   of deferred gains                                           2,874             7,476             8,987            15,157
Interest expense                                             (34,630)           (7,036)          (66,424)          (15,309)
Merger transaction fees                                      (28,146)               --           (28,146)               --
Foreign currency transaction loss                             (7,530)               --            (7,530)               --
Loss on disposal of assets                                      (301)           (1,631)             (301)           (1,631)
                                                           ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                            (72,112)           60,423           (99,912)          121,018
Provision for change in tax status                                --                --                --            83,200
                                                           ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                            (72,112)           60,423           (99,912)           37,818
DIVIDENDS TO PREFERRED SHAREHOLDERS                           (2,150)           (2,150)           (4,300)           (4,300)
                                                           ---------         ---------         ---------         ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                               $ (74,262)        $  58,273         $(104,212)        $  33,518
                                                           =========         =========         =========         =========

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS PER COMMON SHARE:
BASIC                                                      $   (0.63)        $    0.50         $   (0.88)        $    0.30
                                                           =========         =========         =========         =========

DILUTED                                                    $   (0.63)        $    0.50         $   (0.88)        $    0.30
                                                           =========         =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC                                           118,409           116,421           118,402           111,871
                                                           =========         =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED                                         118,409           117,763           118,402           112,687
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

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                     SIX MONTHS       SIX MONTHS
                                                                                        ENDED            ENDED
                                                                                    JUNE 30, 2000    JUNE 30, 1999
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                     $(99,912)        $  37,818
Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
                Depreciation and amortization                                           26,331            20,419
                Amortization of debt issuance costs                                      6,643             1,987
                Provision for change in tax status                                          --            83,200
                Equity in earnings of unconsolidated entities and amortization
                      of deferred gain                                                  (8,986)          (15,157)
                Write-off of amounts under lease arrangements                            8,416                --
                Foreign currency transaction loss                                        7,530                --
                Other noncash items                                                        247               536
                Loss on disposal of assets                                                 301             1,631
                Changes in assets and liabilities, net:
                      Receivable from CCA                                               10,789            (2,791)
                      Other assets                                                       1,248           (10,013)
                      Accounts payable and accrued expenses                              3,573            (3,844)
                      Income taxes payable                                                 769            (9,220)
                                                                                     ---------         ---------

                           Net cash provided by (used in) operating activities         (43,051)          104,566
                                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net                                               (70,281)         (351,032)
(Increase) decrease in restricted cash and investments                                  14,993           (21,682)
Cash acquired in purchase of CCA Prison Realty Trust                                        --            21,894
Payments under lease arrangements                                                           --           (44,959)
Increase in other assets                                                                  (107)             (400)
Distributions from investments in PMSI and JJFMSI                                        6,686             7,535
Payments received on direct financing leases and notes receivable                        2,296             2,827
                                                                                     ---------         ---------

                           Net cash used in investing activities                       (46,413)         (385,817)
                                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                              --            40,000
Proceeds from line of credit, net                                                       37,000           148,400
Proceeds from issuance of senior notes                                                      --           100,000
Payments on debt                                                                           (41)           (1,286)
Payment of debt issuance costs                                                          (9,322)          (12,290)
Proceeds from issuance of common stock                                                      --           119,672
Distributions paid on common stock                                                          --          (138,075)
Proceeds from exercise of stock options and warrants                                        --                41
Distributions paid on preferred shares                                                  (4,300)           (4,300)
                                                                                     ---------         ---------

                           Net cash provided by financing activities                    23,337           252,162
                                                                                     ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (66,127)          (29,089)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                      84,493            31,141
                                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                          $ 18,366         $   2,052
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


                                   (continued)

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                                                      SIX MONTHS          SIX MONTHS
                                                                                         ENDED              ENDED
                                                                                     JUNE 30, 2000      JUNE 30, 1999
                                                                                     -------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of capitalized amounts of $9.2 million and $16.4 million,
    respectively)                                                                       $ 53,599         $       984
                                                                                        ========         ===========

   Income taxes                                                                         $    615         $     9,220
                                                                                        ========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES-INCREASES (DECREASES) TO CASH:
A real estate property was leased subject to a direct financing lease:
   Real estate properties                                                               $ 89,426         $        --
   Investments in direct financing leases                                                (89,426)                 --
                                                                                        --------         -----------
                                                                                        $     --         $        --
                                                                                        ========         ===========
Notes payable were issued in exchange for accounts
   payable and accrued interest:
   Accounts payable and accrued expenses                                                $ (2,014)        $        --
   Convertible subordinated notes and other debt                                           2,014                  --
                                                                                        --------         -----------
                                                                                        $     --         $        --
                                                                                        ========         ===========
Long-term debt was converted into common stock:
   Other assets                                                                         $     --         $     1,161
   Long-term debt                                                                             --             (47,000)
   Common stock                                                                               --                  50
   Additional paid-in capital                                                                 --              45,789
                                                                                        --------         -----------
                                                                                        $     --         $        --
                                                                                        ========         ===========
The Company acquired CCA Prison Realty Trust's assets and liabilities for stock:
   Restricted cash                                                                      $     --         $   (17,188)
   Property and equipment                                                                     --          (1,323,100)
   Other assets                                                                               --              (9,496)
   Accounts payable and accrued expenses                                                      --              29,248
   Line of credit                                                                             --             279,600
   Distributions payable                                                                      --               2,150
   Common stock                                                                               --                 253
   Preferred stock                                                                            --                  43
   Additional paid-in capital                                                                 --           1,081,161
   Retained earnings                                                                          --              43,817
   Accumulated distributions                                                                  --             (64,594)
                                                                                        --------         -----------

           Net cash acquired                                                            $     --         $    21,894
                                                                                        ========         ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE
                                   INDICATED)

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

OPERATIONS

Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities. Corrections Corporation of America ("CCA") is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA for services rendered to the Company in the development of its correctional and detention facilities. See the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000 (the "Company's Form 10-K") and Note 11 herein for a description of the contractual relationships between the Company and CCA. As a result of liquidity issues facing CCA and the Company, the parties have amended the contractual agreements between the Company and CCA. For a more complete description of the amendments, see Note 11 herein.

As required by its governing instruments and as contemplated by the proposed Restructuring (as defined and more fully described in Note 13 hereof), the Company currently intends to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for the year ended December 31, 1999. In the event the Company completes the Restructuring, following required stockholder approval in September 2000, the Company expects to be taxed as a C corporation for the taxable year ending December 31, 2000 and thereafter. See
Note 8 for information on the Company's contingent tax liabilities. In the event the Restructuring is not completed, the Company expects that, following required stockholder approval, the Company will nevertheless be taxed as a C corporation with respect to its taxable year ended December 31, 2000 and thereafter.

2.  FINANCIAL CONDITION OF CCA AND THE COMPANY

Prior to completion of the Restructuring, the Company's business is and will be the ownership, development and leasing of correctional and detention facilities to qualified third parties and government agencies. As the lessor of correctional and detention facilities, the Company is currently dependent upon the ability of its tenants to make lease payments to the Company. CCA is currently the lessee of a substantial majority of the Company's facilities. At June 30, 2000, CCA leased 36 of the 45 operating correctional and detention facilities owned by the Company. In addition, Prison Realty owns two office buildings, one leased to CCA and one leased to TransCor America, LLC, a wholly owned subsidiary of CCA. Therefore, the Company is currently dependent for a substantial portion of its revenues on CCA's ability to make the lease payments required under its lease arrangements with CCA (the "CCA Leases") for such facilities. CCA incurred a net loss of $76.8 million and $139.4 million for the three and six months ended June 30, 2000, respectively, and currently has a net working capital deficiency and a net capital deficiency. Due to CCA's liquidity position, CCA has been unable to make timely rental payments to the Company under the original terms of the CCA Leases and has been required to defer the first scheduled payment of accrued interest on the $137.0 million promissory note payable by CCA to the Company (the "CCA Note"). As of December 31, 1999, CCA was in default under the provisions of its bank credit facility, although such events of default were waived subsequent to December 31, 1999. See Note 11 for a more complete description of the waiver of such defaults. As a result of CCA's financial and liquidity condition, the independent public accountants of CCA have indicated in their opinion on CCA's 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

The Company and CCA have amended the original terms of the CCA Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, CCA will pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to CCA's credit facility (subject to adjustment if and to the extent that such rate of interest under such existing bank credit facility is adjusted) from the date each such payment would have been payable under the original terms of the CCA Leases until the date such payment is actually paid. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all of the CCA Leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to generate revenue and to maintain its ability to qualify as a REIT. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees. It is anticipated, however, that upon completion of the Restructuring, the leases between the Company and CCA, as amended, will be terminated.

Continued operating losses by CCA, declarations of events of default and acceleration actions by the Company's and CCA's creditors, the continued inability of CCA to make contractual payments to the Company under the original terms of such agreements, adverse resolution of significant outstanding stockholder and other litigation matters, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. These matters concerning the Company and CCA raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants have indicated in their opinion on the Company's 1999 consolidated financial statements that there is substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

The Company has limited resources currently available to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its bank credit facility to meet these requirements. Due to the Company's financial condition, the availability of borrowings under its bank credit facility is uncertain, notwithstanding the recently obtained Waiver and Amendment to the Company's bank credit facility. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

LENDER CONSENTS

As a result of the financial condition of the Company and CCA, certain existing or potential events of default arose under the provisions of the Company's indebtedness. In addition, certain of the proposed restructuring transactions involving the Company were not permitted under the terms of the Company's indebtedness. The Company has obtained waivers of previously existing events of default under, and amendments to, the provisions of its Amended Bank Credit Facility, as hereinafter defined (the "Waiver and Amendment"), and its convertible, subordinated notes to permit the Restructuring and the amendments to the CCA Leases and the other contractual arrangements between the Company and CCA. As of August 14, 2000, the waivers and amendments remained in effect, and, as a result, the Company was not in default under the terms of its Amended Bank Credit Facility, its 12% senior notes or its convertible, subordinated notes.

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

In an effort to address the liquidity needs of CCA prior to the completion of the Restructuring, and as permitted by the terms of the Waiver and Amendment to the Company's bank credit facility, the Company and CCA have amended the terms of the CCA Leases. Lease payments under the CCA Leases will be due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and CCA have agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the CCA lease agreements, due June 30, 2000, until September 30, 2000.

In connection with the amendments to the CCA Leases deferring a substantial portion of the rental payments due to the Company thereunder, the terms of the Waiver and Amendment to the Company's Amended Bank Credit Facility condition the effectiveness of the Waiver and Amendment upon the deferral of the Company's payment of fees to CCA which would otherwise be payable pursuant to the terms of the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement, each as hereinafter defined. The Company and CCA have deferred, with interest, the payment of such amounts. The terms of CCA's recently amended waiver and amendment to the provisions of its bank credit facility permit the deferral of these payments.

During 2000, the Company is recognizing rental income, net of reserves, from CCA based on the actual cash payments received with a reserve for the recognition of any accrued interest receivable. In addition, the Company continues to record its obligations to CCA under the various agreements discussed above.

3.   1999 MERGER TRANSACTIONS

For a complete description of the 1999 Merger transactions, please see the information contained in the Company's Form 10-K for the year ended December 31, 1999.

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

The accompanying interim condensed consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Company's Form 10-K with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

5.  REAL ESTATE PROPERTIES

At June 30, 2000, the Company owned or was in the process of developing 50 correctional and detention facilities, of which 45 facilities were operating, two were under construction and three were in the planning stages, with a total aggregate cost of $2.2 billion. At June 30, 2000, CCA leased 36 correctional and detention facilities from the Company, governmental agencies leased six facilities from the Company, and private operators leased three facilities from the Company. In the event the Restructuring is not completed, the Company expects to lease all of the facilities under construction or development to CCA. At June 30, 2000, the Company also owned two corporate office buildings, one of which is leased to CCA and one of which is leased to TransCor America, LLC, a wholly owned subsidiary of CCA. In the event the Company and CCA combine as a part of the Restructuring, all existing leases between the Company and CCA will be cancelled and will be of no further force and effect. See Note 13 for a discussion of the Restructuring.

Nine of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase these facilities. In addition, two of the facilities are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the term of the ground lease.

During January 2000, the Company completed construction at a cost of approximately $89.4 million of an 800-bed medium-security prison in Salford, England and entered into a 25-year lease with Agecroft Prison Management, Inc. ("APM"). The Company is accounting for the lease as a direct financing lease. APM, a joint venture owned 50% by JJFMSI and 50% by Sodexho Alliance, S.A. ("Sodexho"), is managing the operation of the prison for the U.K. government.

In connection with the Company's Salford, England facility, the Company has a direct financing lease, a note receivable and certain other short-term receivables denominated in British pounds. Transaction gains and losses that arise from exchange rate fluctuations on these assets are included in the results of operations as incurred. As a result, the Company recognized foreign currency transaction losses of $7.5 million for the three months ended June 30, 2000.

6.  DEBT

THE CREDIT FACILITY AND AMENDED CREDIT FACILITY

TERMS AND CONDITIONS.

On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured bank credit facility from NationsBank, N.A., as administrative agent, and several U.S. and non-U.S. banks. The bank credit facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan required quarterly principal payments of $0.6 million throughout the term of the loan, with the remaining balance maturing on January 1, 2003. The revolving loans matured on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the bank credit facility were subject to change based on the Company's senior debt rating. The bank credit facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the bank credit facility (the "Amended Bank Credit Facility") increasing amounts available to the Company under the original bank credit facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $0.9 million through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the original bank credit facility was changed to December 31, 2002, with the maturity of the revolving loan under the bank credit facility remaining January 1, 2002. Lehman Commercial Paper Inc. replaced NationsBank, N.A. as administrative agent of the Amended Bank Credit Facility.

The Amended Bank Credit Facility, similar to the original bank credit facility, provided for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. Similar to the terms of the original bank credit facility, the Amended Bank Credit Facility (prior to the execution of the Waiver and Amendment), bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Bank Credit Facility bear interest at a variable rate equal to 3.75% to 4.00% in excess of LIBOR or 2.25% to 2.50% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR or 1.75% in excess of a base rate in the original bank credit facility.

The rating on the Company's bank loan debt was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the Company's senior unsecured debt was lowered from B1 to B2, and the rating on the series A preferred stock was lowered from Ba3 to B3. As a result, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility was increased by 0.50%. The rating on the Company's debt was also lowered during the second quarter of 2000, although no interest rate increase was attributable to the rating adjustment.

Upon the lenders' determination that the Company is in default under the terms of the Amended Bank Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, prior to the execution of the Waiver and Amendment to the Amended Bank Credit Facility, the Company was in default under the Amended Bank Credit Facility and, consequently, was subject to the default rate of interest, effective from January 25, 2000 until June 9, 2000. As a result of the execution of the Waiver and Amendment, however, the Company is no longer obligated to continue to pay the applicable default rate of interest with respect to outstanding amounts under the Amended Bank Credit Facility.

As a result of the Waiver and Amendment, the interest rate applicable to outstanding borrowings under the Amended Bank Credit Facility was increased by 0.50%.

The Company incurred costs of $59.2 million during 1999 in consummating the original bank credit facility and the Amended Bank Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote off $9.0 million of unamortized costs as interest expense related to the original bank credit facility upon completion of the amendment and restatement in 1999. The Company also incurred and capitalized costs of approximately $8.6 million in consummating the June 9, 2000 Waiver and Amendment.

In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

The Amended Bank Credit Facility, similar to the terms of the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. Prior to execution of the Waiver and Amendment, the Amended Bank Credit Facility contained certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios and (b) restrictions on the incurrence of additional indebtedness.

The Amended Bank Credit Facility also restricted the Company's ability to make the 1999 cash payment of a special dividend and restricts the cash payment of a special dividend in 2000.

WAIVERS OF EVENTS OF DEFAULT UNDER, AND AMENDMENTS TO, PROVISIONS
OF THE AMENDED BANK CREDIT FACILITY

As a result of: (i) the financial condition of the Company and CCA; (ii) the transactions undertaken by the Company and CCA in an attempt to resolve current liquidity issues of the Company and CCA; and (iii) previously announced restructuring transactions contemplated by agreements entered into with Pacific Life Insurance Company ("Pacific Life"), certain existing or potential events of default arose under the provisions of the Amended Bank Credit Facility.

Following the approval of the requisite senior lenders under its Amended Bank Credit Facility, the Company, certain of its wholly owned subsidiaries, various lenders and Lehman Commercial Paper Inc., as administrative agent ("Lehman"), executed the Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended Bank Credit Facility. Upon effectiveness, the Waiver and Amendment waived or addressed all existing events of default under the provisions of the Amended Bank Credit Facility. The Waiver and Amendment also contained certain amendments to the Amended Bank Credit Facility, including the replacement of existing financial ratios contained in the credit facility applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the Waiver and Amendment, the Company is required to begin monthly payments of amounts due for interest beginning July, 2000. The first such payment equaled $11.2 million and was made on July 31, 2000.

In obtaining the Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the Waiver and Amendment. The Waiver and Amendment provides that the Company must complete the following transactions, among others: (i) merge with CCA on or before a specified date, upon terms and conditions specified in the Waiver and Amendment; (ii) pending requisite stockholder approval, elect not be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2000; (iii) restructure existing management; and (iv) pay a dividend, in the form of preferred stock, in satisfaction of the Company's remaining REIT distribution requirements for the fiscal year ending December 31, 1999.

The Waiver and Amendment also provides that the Company may, but is not required to, complete certain transactions and amends the terms of the Amended Bank Credit Facility to permit the following transactions, among others: (i) the amendment of the CCA Leases and the other contractual arrangements between the Company and CCA; and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the Waiver and Amendment.

The Waiver and Amendment also provides that, prior to the completion of the Company's merger with CCA in connection with the Restructuring, the Company is required to maintain certain monthly minimum liquidity thresholds. The Waiver and Amendment provides that, following completion of the merger of the Company with CCA, the previously existing financial covenants contained in the Amended Bank Credit Facility will be replaced by the following financial covenants, each as defined in the Waiver and Amendment, designed to reflect the Company's status as a subchapter C corporation rather than as a
REIT: (i) total leverage ratio; (ii) interest coverage ratio; (iii) fixed charge coverage ratio; (iv) ratio of total indebtedness to total capitalization; (v) minimum EBIDTA; and (vi) minimum occupancy percentage. The Waiver and Amendment also provides that, in addition to quarterly consolidated financial statements, the Company is required to provide monthly consolidated financial statements to Lehman. The Waiver and Amendment further provides that, prior to completion of the merger with CCA, the Company is required to provide weekly statements of cash receipts and disbursements to Lehman. The Waiver and Amendment also requires that the Company submit a business plan to Lehman setting forth the Company's financial projections, planned capital expenditures and business strategy.

The Waiver and Amendment provides that, generally, the Company will be required to use the net cash proceeds received by the Company from certain transactions, including the following, to repay outstanding indebtedness under the bank credit facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments with respect to the Company's Salford, England facility; and
(iii) the sale-leaseback of the Company's headquarters. Under the terms of the Waiver and Amendment, the Company will also be required to apply a designated portion of its "excess cash flow," as such term is defined in the Waiver and Amendment, to the prepayment of outstanding indebtedness under the bank credit facility. In addition, the Company is, and after its merger with CCA, CCA will be, required by the Waiver and Amendment to transfer certain depository and other non-disbursement accounts to an account at a bank that is a senior lender under the bank credit facility and to grant perfected liens in such accounts in favor of Lehman for the benefit of the senior lenders under the bank credit facility.

The Waiver and Amendment provides that the Company's failure to complete the transactions required by the Waiver and Amendment will result in an event of default under the Amended Bank Credit Facility. The Waiver and Amendment also provides that, in addition to the existing events of default under the terms of the Amended Bank Credit Facility prior to the Waiver and Amendment, it shall be an event of default under the terms of the Amended Bank Credit Facility if: (i) the Company settles its currently outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the Company declares and pays dividends with respect to the Company's currently outstanding 8% Series A Cumulative Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; or (iii) CCA shall amend or refinance its bank credit facility on terms and conditions less favorable than the existing terms of CCA's bank credit facility.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of the Amended Bank Credit Facility to meet these requirements. As a result of the Waiver and Amendment, the Company borrowed $25.0 million at the time of the execution of the Waiver and Amendment and an additional $19.7 million subsequently. The Company is entitled to borrow up to an additional $10.3 million under the credit facility at various times during 2000. However, the continued effectiveness of the Waiver and Amendment is subject to the satisfaction of certain conditions as described above. If the Company is unable to comply with and maintain the Waiver and Amendment, the Company would be unable to borrow additional amounts under the Amended Bank Credit Facility until a waiver of such events of default is obtained. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future. Moreover, if an event of default arises under the terms of the Amended Bank Credit Facility, including as a result of the termination or expiration of the Waiver and Amendment or as the result of the acceleration of the Company's other indebtedness, the senior lenders under the Amended Bank Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the Amended Bank Credit Facility.

In addition, the Company's 12% senior notes, the Company's $40.0 million convertible, subordinated notes and the Company's $30.0 million convertible, subordinated notes contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations under the Amended Bank Credit Facility have been accelerated. If the Company were to be in default under the Amended Bank Credit Facility, as amended by the Waiver and Amendment, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the 12% senior notes or the convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of August 14, 2000, the Company has made all required principal and interest payments under the Amended Bank Credit Facility.

12% SENIOR NOTES

On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% senior notes due 2006. Interest on the 12% senior notes is paid semi-annually in arrears, and the 12% senior notes have a seven-year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the 12% senior notes for general corporate purposes and to repay revolving bank borrowings under its bank credit facility.

The Company believes that it currently is not in default under the terms of the indenture governing its $100.0 million 12% senior notes. The terms of the indenture governing the 12% senior notes restrict amendments to the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement without the delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments, issued by an accounting, appraisal, consulting or investment banking firm of national standing, to the trustee under the indenture governing the 12% senior notes. In connection with the amendments to these agreements, the Company has delivered to the trustee under the indenture a fairness opinion meeting the requirements of the indenture.

The indenture governing the 12% senior notes, however, contains a provision which allows the holders thereof to accelerate the outstanding principal amount of the 12% senior notes and to seek additional remedies if the Company has a payment default under the Amended Bank Credit Facility or if the Company's obligations under the Amended Bank Credit Facility have been accelerated. However, the amounts outstanding under the 12% senior notes are effectively subordinated to the Company's obligations under the Amended Bank Credit Facility to the extent of the value of the assets securing the Amended Bank Credit Facility. In the event of acceleration of outstanding principal amounts under both the 12% senior notes and the Amended Bank Credit Facility, the lenders under the Amended Bank Credit Facility will be entitled to proceed against the collateral that secures the Company's obligations under the Amended Bank Credit Facility, and such collateral will not be available to satisfy any amounts owed under the 12% senior notes.

$40.0 MILLION CONVERTIBLE, SUBORDINATED NOTES

On January 29, 1999, the Company issued $20.0 million of convertible, subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The $40.0 million convertible, subordinated notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June 30, 2000, the conversion price for the $40.0 million convertible, subordinated notes was $23.63 per share as compared to $28.00 per share at issuance. This conversion price of the notes, however, is subject to adjustment in connection with the waiver and amendment to the provisions of the note purchase agreement governing these notes described below.

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 million convertible, subordinated notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to previously announced restructuring transactions. This "change of control" gave rise to the right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20%. In addition to the default rate of interest, as a result of the default, the Company was obligated, under the original terms of the $40.0 million convertible, subordinated notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the notes.

On June 30, 2000, the Company and the holders of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provides for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average trading price of the Company's common stock for a period of 30 days immediately preceding the earlier of (i) October 31, 2000 or (ii) the closing date of the merger of the Company and CCA in connection with the Restructuring. In addition, the waiver and amendment to the note purchase agreement provides for the replacement of financial ratios applicable to the Company.

There can be no assurance that the Company will be able to maintain the effectiveness of this waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible, subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes under substantially similar terms in the aggregate principal amount of $1.1 million, which amount represents all interest owed at the default rate of interest through June 30, 2000. After giving consideration to the issuance of these additional notes, as of August 14, 2000, the Company has made all required interest payments under the $40.0 million convertible, subordinated notes.

$30.0 MILLION CONVERTIBLE, SUBORDINATED NOTES

The Company's $30.0 million convertible, subordinated notes issued to PMI Mezzanine Fund, L.P. require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June 30, 2000, the conversion price for the $30.0 million convertible, subordinated notes was $23.63 per share as compared to $27.42 per share at issuance. This conversion price of the notes, however, is subject to adjustment in connection with the waiver and amendment to the provisions of the note purchase agreement governing these notes.

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $30.0 million convertible, subordinated notes as a result of the Company's financial condition and as a result of the proposed Restructuring.

On June 30, 2000, the Company and the holder of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provides for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average trading price of the Company's common stock for a period of 30 days immediately preceding the earlier of (i) October 31, 2000 or (ii) the closing date of the merger of the Company and CCA in connection with the Restructuring. In addition, the waiver and amendment to the note purchase agreement provides for the replacement of financial ratios applicable to the Company.

There can be no assurance that the Company will be able to maintain the effectiveness of this waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of any future events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible, subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

As of August 14, 2000, the Company has made all required interest payments under the $30.0 million convertible, subordinated notes.

7.  DISTRIBUTIONS TO STOCKHOLDERS

On March 22, 2000, the Board of Directors declared a quarterly dividend on the Company's 8.0% Series A Cumulative Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. As of August 14, 2000, the Company's board of directors has not declared a dividend on the 8.0% Series A Cumulative Preferred Stock for the quarter ended June 30, 2000. In connection with the Company's attainment of the Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding 8.0% Series A Cumulative Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Accordingly, the Company did not make such payment with respect to the second quarter of 2000 when such payment was due on or about July 15, 2000. Dividends with respect to the 8.0% Series A Cumulative Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the Waiver and Amendment. A second quarter 2000 dividend of $.50 per share has been accrued in the accompanying condensed consolidated balance sheet as of June 30, 2000.

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

In addition to distributing the Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of June 30, 2000 or August 14, 2000, the Company currently intends to pay sufficient dividends in the form of securities to satisfy its remaining distribution requirements for qualification as a REIT for 1999 and currently estimates that approximately $150.0 million in securities will be distributed in 2000 to meet this requirement. In January 2000, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Stock, which are eligible to reduce the distribution requirement for the taxable year ending December 31, 1999, were paid. The remaining $147.8 million of distributions that must be paid to stockholders in 2000 in order for the Company to maintain its status as a REIT for the taxable year ending December 31, 1999 have not been declared by the board of directors and, accordingly, have not been accrued in the accompanying condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999. Currently, the Company's governing instruments require that it operate as a REIT. However, if the Company completes the Restructuring following stockholder approval to modify its governing instruments, the Company intends to be taxed as a subchapter C corporation commencing with its taxable year ending December 31, 2000.

8.  CONTINGENCIES

LITIGATION

STOCKHOLDER LITIGATION

On December 29, 1999, a purported class action lawsuit was filed on behalf of the stockholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well certain affiliates of Fortress Investment Group, LLC, Blackstone Realty Advisors and Bank of America Corporation ("Fortress/Blackstone"). The lawsuit alleges that the directors of the Company breached their fiduciary duties to the Company's stockholders by effectively selling control of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to the proposed restructuring involving an equity investment by

Fortress/Blackstone or having taken steps to maximize stockholder value. The plaintiffs seek an injunction preventing the completion of the Fortress/Blackstone restructuring, declaratory relief and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as each of Fortress, Blackstone and Bank of America. These three actions were consolidated on February 18, 2000.

On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the stockholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its common stock, including a special dividend, prior to the date on which it was disclosed to the public that the Company had entered into an agreement with respect to the Fortress/Blackstone restructuring and would not elect to be taxed as a REIT beginning with its 1999 taxable year, and therefore, certain statements made by the defendants prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages, equitable and/or injunctive relief and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. On February 24, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of a different purported class representative. The lawsuit, captioned Brody v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, and D. Robert Crants, III. These three actions were consolidated on March 13, 2000. The plaintiffs filed a consolidated complaint on May 30, 2000. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in the Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale and alleges violations of state common and securities laws based on claims substantially identical to those enumerated above.

The Company is also currently subject to two separate purported class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and CCA in May 1999 to increase payments made by the Company to CCA under the terms of certain agreements. The plaintiffs' class in In re Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the merger of Old CCA with and into the Company. The plaintiffs' class in In re Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the merger of Old Prison Realty with and into the Company and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based, among other things, on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of 16 complaints filed in May and June 1999. On March 24, 2000, a purported class action nearly identical to In re Prison Realty Securities Litigation was filed in the United States District Court for the Middle District of Tennessee. It is anticipated that the lawsuit, captioned Mikovits v. Prison Realty Trust, et. al., will be coordinated and/or consolidated with In re Prison Realty Securities Litigation. In addition, a purported stockholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the payment of certain fees in connection with the Fortress/Blackstone restructuring and the payments to certain parties in connection with the Pacific Life restructuring.

The Company also is subject to a complaint filed in August 1998 in the Chancery Court for Davidson County, Tennessee, inherited from Old CCA as a result of Old CCA's merger with and into the Company. The lawsuit, captioned Dasburg, S.A. v. Corrections Corporation of America, et al., claims that Old CCA and the individual named defendants violated state law by making false and misleading statements in order to keep Old CCA's stock price at an artificially high level during the period from April 1997 through April 1998, so that the individual named defendants could sell shares of Old CCA stock at inflated prices.

The Company is defending vigorously its actions in each of the stockholder lawsuits described herein. It is possible additional lawsuits will be filed, or that the existing complaints filed in connection with the Fortress/Blackstone restructuring and/or the Pacific Life restructuring will be amended in connection with the proposed Restructuring. It is also possible that the Company's liability in regard to the stockholder lawsuits will exceed the Company's insurance coverage limits and will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. It is also possible that any settlement of the stockholder lawsuits will include the issuance by the Company of a significant amount of equity securities, which issuance would cause dilution to the Company's existing stockholders. In addition, as described in Note 6. herein, the terms of the Waiver and Amendment provide that it shall be an event of default under the Company's bank credit facility if the Company settles its currently outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies.

OTHER LITIGATION

The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al. alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, CCA, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages. While the outcome of this lawsuit is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon it business or financial position.

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

On June 9, 2000, a complaint was filed in federal court in the United States District Court for the Southern District of New York by Fortress/Blackstone to recover in excess of $24.0 million in fees, consisting of a transaction termination fee of $7.5 million, a $15.7 million commitment fee, and certain expenses allegedly owed them under the terms of the Fortress/Blackstone securities purchase agreement as the result of the companies' termination of the agreement. The payment of these fees is also subject to certain claims in the stockholder litigation described above.

On October 15, 1998, a complaint captioned Fredrick & May Construction Co. v. U.S. Corrections Corporation was filed in the Circuit Court for Lee County, Kentucky alleging a breach of contract regarding the construction of improvements to two correctional facilities acquired when Old Prison Realty purchased and merged with U.S. Corrections Corporation ("USCC"). Frederick & May Construction Co. ("Fredrick & May") alleged that it had valid contracts for the completion of the improvements and that the contracts were wrongfully terminated. The issue of damages in this matter was tried to a jury in June 2000, subsequent to the court granting summary judgment in favor of Frederick & May on the issue of the existence of a contract. The jury returned a verdict against USCC in an amount of approximately $1.0 million. The plaintiff's motion to assess and determine the amount of prejudgment interest, if any, is presently pending before the Court. The Company has vigorously defended this action to date and is in the process of appealing the judgment.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporations Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employees Retirement Income Security Act ("ERISA"), including but not limited to failure to manage the assets of the ESOP in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent, and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. It is expected that all or a portion of any liability resulting from this claim will be covered by insurance. While the outcome of this lawsuit is not determinable, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company.

INCOME TAX CONTINGENCIES

As required by its governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In order to qualify as a REIT, the Company is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of August 14, 2000, the Company intends to pay sufficient dividends in securities to satisfy all distribution requirements for qualification as a REIT for 1999 and estimates that $150.0 million will be distributed in 2000 to meet this requirement. As of December 31, 1999, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Stock were declared and accrued on the Company's consolidated balance sheet, and such distributions were paid subsequent to December 31, 1999. The remaining $147.8 million of distributions that must be paid to stockholders in 2000 in order for the Company to qualify as a REIT have not been declared by the board of directors and, accordingly, have not been accrued in the Company's condensed consolidated balance sheets. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

If the Company elects REIT status for its taxable year ended December 31, 1999, such election will be subject to review by the Internal Revenue Service (the "IRS") for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion requiring the Company to be treated as a taxable corporation for the 1999 taxable year, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's consolidated financial position, results of operations and cash flows.

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting an audit of Old CCA's federal tax return for the taxable year ending December 31, 1997. The Company currently is unable to predict the ultimate outcome of the IRS's audit of Old CCA's 1997 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

GUARANTEES

In connection with the bond issuance of a governmental entity for which PMSI currently provides management services at a 2,016 bed correctional facility, the Company is obligated under a debt services deficits agreement to pay the trustee of the bond's trust indenture (the "Trustee") amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $69.1 million at June 30, 2000 plus future interest payments). In the event the State of Tennessee currently utilizing the facility exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

The IRS is conducting an audit of $72.7 million in tax exempt bonds issued by the Hardeman County Correctional Facilities Corporation ("HCCFC") in 1997, the proceeds of which were used to construct a correctional facility in Hardeman County, Tennessee, owned by HCCFC. At the time the bonds were issued, Old CCA entered into a management agreement with respect to the correctional facility. By separate agreement, Old CCA agreed to pay any debt service deficits on the bonds. Subsequent to the issuance of the bonds, HCCFC paid Old CCA a discretionary bonus of approximately $4.1 million. The tax-exempt nature of the bonds is under review by the IRS. Because of the contractual relationship between Old CCA and the correctional facility, in the event the IRS determines that the bonds are taxable, there exists the risk that the Company as the successor to Old CCA may be required to remit all or a portion of the bonus received, or, in the alternative, repurchase the principal amount of the bonds, plus accrued interest. The Company intends to contest this matter vigorously.

EMPLOYMENT AND SEVERANCE AGREEMENTS

Subsequent to June 30, 2000, the Company's board of directors terminated the Company's chief executive officer. Under certain employment and severance agreements, the former chief executive officer will continue to receive his salary and health, life and disability insurance benefits for a period of three years and will vest immediately in 140,000 shares of the Company's common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, will be recognized in the quarter ending September 30, 2000. The unamortized portion is based on the common stock trading price as of the date of grant which was during the fourth quarter of 1995.

9.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income
(loss) (as adjusted) by the weighted average number of shares of common stock after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants.

For the three and six months ended June 30, 2000, the Company's stock options and warrants and convertible subordinated notes were convertible into an additional 3.0 million shares. These incremental shares were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2000 as the effect of their inclusion would have been anti-dilutive.

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

11.  RELATIONSHIP WITH CCA

CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA tenant incentive fees and fees for services rendered to the Company in the development of its correctional and detention facilities. As of June 30, 2000, CCA leased 36 of the 45 operating correctional and detention facilities owned by the Company. In addition, at June 30, 2000, the Company owned two corporate office buildings, one of which is leased by CCA and one of which is leased by TransCor America, LLC., a wholly owned subsidiary of CCA. See the Company's Form 10-K for additional information with respect to the contractual relationships between the Company and CCA. The following information under this Note 11 updates the activity related to the specific transaction and contractual relationships.

CCA NOTE

In connection with the 1999 Merger, Old CCA received the $137.0 million CCA Note. The Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note is payable annually at the rate of 12%. Interest only is payable for the first four years of the CCA Note. Principal is due in six equal annual installments of approximately $22.8 million, beginning December 31, 2003. In addition, notwithstanding the waiver and amendment to CCA's credit facility, as of December 31, 1999, CCA was, and CCA currently is, prohibited under the terms of its credit facility, and a related subordination agreement, from making the first scheduled interest payment under the terms of the CCA Note, totaling approximately $16.4 million. The Company has fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999 and the $8.2 million of interest accrued through June 30, 2000.

INVESTMENT IN CCA

For the six months ended June 30, 2000 and 1999, the Company recognized no income or loss related to its stock ownership investment in CCA.

DEFERRED GAIN ON SALE TO CCA

No amortization of the CCA deferred gain occurred during the six months ended June 30, 2000 and 1999.

CCA LEASES

During the month ended December 31, 1999 and the six months ended June 30, 2000, CCA has failed to make timely contractual payments under the terms of the CCA Leases. As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. As of August 14, 2000, CCA has paid the $24.9 million of lease payments related to 1999 and $26.0 million of lease payments related to 2000. For the three and six months ended June 30, 2000, the Company recognized rental revenue from CCA of $81.6 million and $161.8 million, respectively, and recorded a reserve of $72.6 million and $143.8 million, respectively, resulting in recognition of net rental revenue from CCA of $9.0 million and $18.0 million, respectively. The reserve was recorded due to the uncertainty regarding the collectiblity of the revenue.

The CCA Leases have been amended to defer, with interest, rental payments originally due during the period from January 2000 to June 2000, with the exception of certain installment payments. For the three and six months ended June 30, 2000, the Company accrued and reserved $3.2 million and $4.6 million, respectively, of interest due to the Company on unpaid lease payments. Subsequent to June 30, 2000, CCA paid $20.0 million of lease payments related to 2000 in accordance with the payment schedule previously agreed upon by the Company and CCA. At August

14, 2000, $135.8 million of lease payments plus $4.6 million of interest payments for the six months ended June 30, 2000 were unpaid.

For the three and six months ended June 30, 1999, the Company recognized rental revenue from CCA of $63.2 million and $124.0 million, respectively.

The Company expects that the CCA Leases will be materially impacted by either the Restructuring or by the renegotiation of the CCA Leases with CCA.

TENANT INCENTIVE ARRANGEMENT

For the year ended December 1999, the Company had paid tenant incentive fees under the terms of an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement") of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplated either merging with CCA and thereby eliminating the CCA Leases or amending the CCA Leases to reduce the lease payments to be paid by CCA to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million. During the six months ended June 30, 2000, the Company opened two facilities that are operated and leased by CCA. The Company expensed the tenant incentive fee due CCA, totaling $8.4 million, but has made no payments to CCA in 2000 with respect to this agreement. CCA and the Company have amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to CCA by the Company pursuant to this agreement. At June 30, 2000, $8.4 million of payments under the Amended and Restated Tenant Incentive Agreement plus $0.3 million of interest payments were accrued but unpaid under the original terms of this agreement. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

CCA TRADE NAME USE AGREEMENT

For the three and six months ended June 30, 2000, the Company recognized income of $2.7 million and $5.3 million, respectively, from CCA under the terms of a service mark and trade name use agreement (the "Trade Name Use Agreement"). As of June 30, 2000, the Company had recorded a receivable totaling $5.3 million from CCA for licensing fees due under the Trade Name Use Agreement, none of which has been collected subsequent to June 30, 2000. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

The Company recognized $2.2 million and $4.3 million in licensing fee revenues from CCA for the three and six months ended June 30, 1999, respectively.

CCA RIGHT TO PURCHASE AGREEMENT

Since January 1, 1999, the Company has not purchased any assets from CCA under a right to purchase agreement by and between CCA and the Company (the "Right to Purchase Agreement").

CCA SERVICES AGREEMENT

Costs incurred by the Company under an amended and restated services agreement (the "Amended and Restated Services Agreement") are capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $2.5 million and $5.5 million for the three and six months ended June 30, 2000. CCA and the Company have amended this agreement to defer, with interest, payments to CCA by the Company pursuant to this agreement. At June 30, 2000, $5.5 million of payments under the Amended and Restated Services Agreement plus $0.1 million of interest payments were accrued but unpaid under the original terms of this agreement. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

Costs incurred related to the Amended and Restated Services Agreement for the three and six months ended June 30, 1999 were $14.4 million and $26.5 million, respectively.

CCA BUSINESS DEVELOPMENT AGREEMENT

Costs incurred by the Company under a business development agreement (the "Business Development Agreement") are capitalized as part of the facilities' development cost. For the three and six months ended June 30, 2000, no costs were incurred under the Business Development Agreement. For the three and six months ended June 30, 1999, $3.3 million and $11.9 million, respectively, were incurred. CCA and the Company have amended this agreement to defer, with interest, payments to CCA by the Company pursuant to this agreement. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

CCA'S REVOLVING CREDIT FACILITY

On April 27, 2000, CCA obtained the consent of the requisite percentage of the senior lenders under its bank credit facility for a waiver of its bank credit facility's restrictions relating to:

        - the Company's and CCA's amendments of the original terms of the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement;

        - CCA's violation of a net worth covenant contained in its bank credit facility; and

        - CCA's execution of an agreement and plan of merger with respect to a merger of each of CCA, PMSI and JJFMSI with and into wholly owned subsidiaries of the Company, in connection with the proposed restructuring led by Fortress/Blackstone.

As consideration for the initial waiver, the CCA senior lenders required and were paid a fee equal to $1.0 million in cash. The terms of the initial waiver provided that the waiver would remain in effect until the earlier of: (i) July 31, 2000; (ii) the date the securities purchase agreement with Pacific Life, as described in Note 13 herein, was terminated; (iii) the date CCA makes any payments to the Company other than as set forth in the amendment to CCA's agreements with the Company; or (iv) the date the lenders under the Company's Amended Bank Credit Facility exercise any rights with respect to any default or event of default under the Company's Amended Bank Credit Facility.

Because the termination of the securities purchase agreement with Pacific Life would have resulted in a termination of the initial waiver and because CCA's proposed execution of the merger agreement with Prison Realty as part of the Restructuring was not addressed in the initial waiver, CCA requested that its senior lenders amend the waiver to provide for its continuation, notwithstanding the termination of the securities purchase agreement with Pacific Life, and to permit CCA's execution of the amended merger agreement in connection with the Restructuring. CCA's senior lenders refused to agree to such amendments unless CCA paid an additional waiver fee of $1.0 million to CCA's senior lending group. Because of the ramifications of the existence of a default under the CCA bank credit facility, and the fact that such a default would cause an event of default under the Company's Amended Bank Credit Facility, as amended by the Waiver and Amendment, on June 30, 2000, CCA committed to pay its lenders the $1.0 million fee and obtained the consent of the requisite percentage of the senior lenders under its bank credit facility to extend the term of the initial waiver to the earlier of September 15, 2000 and the completion of Prison Realty's merger with CCA in connection with the Restructuring and to permit: (i) the termination of the merger agreement relating to the proposed combination of the Company with CCA under the Pacific Life-led restructuring; (ii) the execution by CCA of the merger agreement related to the Restructuring; and (iii) the termination of the securities purchase agreement with Pacific Life.

CCA FINANCIAL INFORMATION

The following summarized unaudited operating information presents CCA's results of operations for the three and six months ended June 30, 2000 and 1999:

                             THREE MONTHS        THREE MONTHS           SIX MONTHS         SIX MONTHS
                                 ENDED               ENDED                ENDED               ENDED
                             JUNE 30, 2000       JUNE 30, 1999        JUNE 30, 2000       JUNE 30, 1999
                             -------------       -------------        -------------       -------------
                                                  (UNAUDITED AND AMOUNTS IN THOUSANDS)
Revenues                       $ 142,390           $ 122,985           $ 280,342           $ 235,348
Net loss before taxes            (76,772)            (60,185)           (139,412)           (127,310)
Net loss                         (76,772)            (37,262)           (139,412)            (77,028)

The following summarized unaudited balance sheet information presents CCA's financial position as of June 30, 2000 and December 31, 1999:

                                          JUNE 30, 2000      DECEMBER 31, 1999
                                          -------------      -----------------
                                        (UNAUDITED AND AMOUNTS IN THOUSANDS)
Current assets                              $  84,040           $  88,647
Total assets                                  176,715             184,701
Current liabilities                           393,472             258,421
Deferred credits                              103,056             107,070
Total liabilities                             496,528             365,491
Stockholders' equity                         (319,813)           (180,790)

The following summary presents CCA's cash flows for the six months ended June 30, 2000 and 1999:

                                                     SIX MONTHS         SIX MONTHS
                                                        ENDED              ENDED
                                                    JUNE 30, 2000      JUNE 30, 1999
                                                    -------------      -------------
                                                 (UNAUDITED AND AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities            $  8,108           $ 3,091
Cash flows used in investing activities                    (795)           (1,256)
Cash flows used in financing activities                 (14,811)           (6,125)
                                                       --------           -------

Net decrease in cash for the six months ended          $ (7,498)          $(4,290)
                                                       ========           =======

During 2000, CCA has utilized cash from the deferral of the CCA Leases and other contractual payments to the Company to offset its operating losses. During 1999, CCA used cash from equity issuances and from payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. CCA expects to continue to use cash from the deferral of its lease and other contractual payments to the Company and its availability under a line of credit to offset its anticipated losses from operations. No assurances can be given, however, that these sources of cash will be sufficient to offset all of CCA's losses. Cash used in investing activities consists of equipment additions. Cash used in financing activities consists of line of credit issuance fee.

The Company has included additional financial information of CCA for the six months ended June 30, 2000 and 1999 herein under "Results of Operations" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

12.  INVESTMENTS IN AFFILIATES

In connection with the 1999 Merger, Old CCA received 100% of the non-voting interest in PMSI and JJFMSI valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The

Company's ownership of the non-voting common stock of PMSI and JJFMSI entitles the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends payable to the Company not declared and paid on a quarterly basis will accrue and are cumulative. As of August 14, 2000, the Company has received quarterly dividends in arrears from each of PMSI and JJFMSI through the first quarter of 2000. The Company cannot, however, be assured that the board of directors of each of PMSI and JJFMSI will continue to declare and pay dividends to the Company. The Company's ownership of 100% of the non-voting common stock of each of PMSI and JJFMSI does not enable the Company to vote in the election of directors of the companies.

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three and six months ended June 30, 2000 and 1999:

                                               THREE MONTHS        THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                   ENDED               ENDED             ENDED              ENDED
                                               JUNE 30, 2000       JUNE 30, 1999     JUNE 30, 2000      JUNE 30, 1999
                                               -------------       -------------     -------------      -------------
                                                               (UNAUDITED AND AMOUNTS IN THOUSANDS)
Revenues                                          $72,886             $70,596           $146,853        $139,678
Net income before taxes                             2,038               5,059              9,609          10,335

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of June 30, 2000 and December 31, 1999:

                                         JUNE 30, 2000              DECEMBER 31, 1999
                                         -------------              -----------------
                                           (UNAUDITED AND AMOUNTS IN THOUSANDS)
Current assets                              $ 61,599                     $ 60,741
Total assets                                 144,811                      151,167
Current liabilities                           31,561                       31,750
Total liabilities                             31,979                       32,622
Stockholders' equity                         112,832                      118,545

Equity in earnings of unconsolidated entities and amortization of deferred gains was $2.9 and $9.0 million for the three and six months ended June 30, 2000, respectively and $7.5 and $15.2 million for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 2000, the Company recognized equity in earnings of PMSI and JJFMSI of $0.1 million and $0.1 million, respectively, and $2.2 million and $1.5 million, respectively, and received distributions from PMSI and JJFMSI of $3.8 million and $4.4 million, respectively, and $2.2 million and $2.3 million, respectively. For the three and six months ended June 30, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $3.5 million, respectively, and $0.9 million and $1.8 million, respectively.

13.  PROSPECTIVE RESTRUCTURING TRANSACTIONS

In order to address its current liquidity and capital constraints, the Company has entered into a series of agreements providing for a comprehensive restructuring of the Company, including the combination of the Company and CCA, that will result in the Company's being taxed as a subchapter C corporation, rather than as a REIT, commencing with its 2000 taxable year (the "Restructuring"). As a part of this Restructuring, the Company has entered into a merger agreement with CCA providing for the merger of CCA with and into a wholly owned subsidiary of the Company. In connection with the merger and Restructuring, the Company is required to amend certain provisions of its charter to permit, among other things, the Company's operation as a taxable subchapter C corporation under the Corrections Corporation of America name. Under the terms of the Company's agreements with its lenders, the Company will also complete a series of additional transactions, including a restructuring of the Company's senior management and attempting to raise additional capital through the completion of a common stock offering.

The Restructuring was adopted by the boards of directors of the Company and CCA as an alternative to a previously disclosed restructuring of the Company led by Fortress/Blackstone and a previously disclosed restructuring led by Pacific Life. The Fortress/Blackstone-led restructuring contemplated a $350.0 million equity investment, including a $75.0 million rights offering, and the combination of the Company, CCA, PMSI and JJFMSI into a single entity operating as a taxable subchapter C corporation for federal income tax purposes commencing with the Company's 1999 taxable year. The Company's board of directors terminated its agreement with Fortress/Blackstone in favor of the proposed Pacific Life restructuring. The Pacific Life-led restructuring contemplated a $200.0 million equity investment, including a $200.0 million common stock rights offering backstopped 100% by Pacific Life and the combination of the Company, CCA, PMSI and JJFMSI into a single entity as a taxable subchapter C corporation for federal income tax purposes commencing with the Company's 2000 taxable year. Due to the uncertainty as to whether the Pacific Life restructuring would be consummated, the respective boards of the companies terminated the agreement with Pacific Life, and the Company's board and the board of CCA proposed the current Restructuring.

The securities purchase agreement executed by the Company in connection with the Fortress/Blackstone-led restructuring states that, based on certain conditions, the Company may be obligated to pay to Fortress/Blackstone a $15.7 million commitment fee and a $7.5 million transaction termination fee. In connection with both the Fortress/Blackstone and Pacific Life restructuring, the Company may also be obligated to reimburse these parties for certain expenses incurred. With the termination of its agreements with Fortress/Blackstone and Pacific Life during the three months ended June 30, 2000, the Company has accrued and expensed a total of $28.1 million in merger transaction fees related to the agreements with Fortress/Blackstone and Pacific Life.

The Company and CCA are each seeking stockholder approval of the Restructuring at Special Meetings of each company's stockholders scheduled for September 12, 2000. Pending stockholder approval, the Company and CCA intend to complete the Restructuring, including the merger of the Company and CCA, on or before September 15, 2000. The Company has filed definitive proxy materials with respect to the Restructuring with the Commission and commenced delivery of such materials to its stockholders on July 31, 2000.

For additional information regarding the prospective Restructuring, see the Company's prospectus under Rule 424(b)(4), dated August 3, 2000, as filed with the Commission on August 4, 2000 as a part of its Registration Statement on Form S-4, dated July 19, 2000.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the current views of Prison Realty Trust, Inc. (the "Company"), a Maryland corporation, with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the Company operates, general economic conditions, availability of adequate cash to fund operations and the Company's obligations under contracts and debt agreements, and other factors discussed herein. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 30, 2000 (File No. 0-25245) (the "Company's Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

The Company, a Maryland corporation formed in September 1998, commenced operations on January 1, 1999 following the merger of Corrections Corporation of America, a Tennessee corporation ("Old CCA") and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty") with and into the Company (the "1999 Merger").

The 1999 Merger has been accounted for as a reverse acquisition of the Company by Old CCA and as an acquisition of Old Prison Realty by the Company. As such, Old CCA's assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements prior to January 1, 1999. The historical equity section of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Old Prison Realty's assets and liabilities have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16, ("Business Combinations") ("APB 16").

Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Since the 1999 Merger, the Company has specialized in acquiring, developing and owning correctional and detention facilities. As required by its governing instruments, the Company currently intends to elect to be taxed as, and has operated so as to preserve its ability to qualify as, a real estate investment trust, or REIT, for federal income tax purposes for its taxable year ending December 31, 1999. There can be no assurance, however, that the Company will qualify as a REIT for its 1999 taxable year. In the event the Restructuring, as hereinafter defined, is approved by the stockholders of the Company and CCA, the Company will be taxed as a subchapter C corporation commencing with the taxable year ended December 31, 2000.

FINANCIAL CONDITION OF CCA AND THE COMPANY

CCA is a private prison management company that operates and manages the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and CCA, the Company is dependent on its significant sources of income from CCA. In addition, the Company pays CCA for services rendered to the Company in the development of its correctional and detention facilities. See the information contained elsewhere herein for a complete description of the contractual relationships between the Company and CCA and recent amendments to these contractual relationships.

Prior to completion of the Restructuring, the Company's business is and will be ownership, development and leasing of correctional and detention facilities to qualified third parties and government agencies. As the lessor of correctional and detention facilities, the Company is currently dependent upon the ability of its tenants to make lease payments to the Company. CCA is currently the lessee of a substantial majority of the Company's facilities. At June 30, 2000, CCA leased 36 of the 45 correctional and detention facilities owned by the Company. Additionally, at June 30, 2000, CCA leased one corporate office building from the Company and TransCor America, LLC, a wholly owned subsidiary of CCA, leased one corporate office building from the Company. Therefore, the Company is currently dependent for a substantial portion of its revenues on CCA's ability to make the lease payments required under its lease arrangements with CCA (the "CCA Leases") for such facilities. CCA incurred a net loss of $76.8 million and $139.4 million for the three and six months ended June 30, 2000, respectively, and currently has a net working capital deficiency and a net capital deficiency. Due to CCA's liquidity position, CCA has been unable to make timely rental payments to the Company under the original terms of the CCA Leases and has been required to defer the first scheduled payment of accrued interest on the $137.0 million promissory note payable by CCA to the Company (the "CCA Note"). As of December 31, 1999, CCA was in default under the provisions of its bank credit facility, although such events of default were waived subsequent to December 31, 1999. As a result of CCA's financial and liquidity condition, the independent public accountants of CCA have indicated in their opinion on CCA's 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

The Company and CCA have amended the original terms of the CCA Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, CCA will pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to CCA's credit facility (subject to adjustment if and to the extent that such rate of interest under such existing bank credit facility is adjusted) from the date each such payment would have been payable under the original terms of the CCA Leases until the date such payment is actually paid. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross-defaulted so that the Company could terminate all of the CCA Leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to generate revenue and to maintain its ability to qualify as a REIT. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees. It is anticipated, however, that upon completion of the Restructuring, the leases between the Company and CCA, as amended, will be terminated.

Continued operating losses by CCA, declarations of events of default and acceleration actions by the Company's and CCA's creditors, the continued inability of CCA to make contractual payments to the Company under the original terms of such agreements, adverse resolution of significant outstanding stockholder and other litigation matters, and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. These matters concerning the Company and CCA raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants have indicated in their opinion on the Company's 1999 consolidated financial statements that there is a substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants have indicated in their opinion on the Company's 1999 consolidated financial statements that there is a substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

The Company has limited resources currently available to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its Amended Bank Credit Facility, as hereinafter defined, to meet these requirements. Due to the Company's financial condition, the availability of borrowings under its bank credit facility is uncertain, notwithstanding the recently obtained waiver of previously existing events of default under, and amendment to the provisions of the Amended Bank Credit Facility (the "Waiver and Amendment"). Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future.

LENDER CONSENTS

As a result of the financial condition of the Company and CCA, certain existing or potential events of default arose under the provisions of the Company's indebtedness. In addition, certain of the proposed restructuring transactions involving the Company were not permitted under the terms of the Company's indebtedness. As more fully described in "-Liquidity and Capital Resources," the Company has obtained the Waiver and Amendment and the waivers of previously existing events of default under, and amendments to, the provisions of its convertible, subordinated notes to permit the Restructuring transactions and the amendments to the CCA Leases and the other contractual arrangements between the Company and CCA. As of August 14, 2000, the waivers and amendments remained in effect, and, as a result, the Company was not in default under the terms of its bank credit facility, its 12% senior notes or convertible, subordinated notes.

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

In an effort to address the liquidity needs of CCA prior to the completion of the Restructuring, and as permitted by the terms of the Waiver and Amendment to the Amended Bank Credit Facility, the Company and CCA have amended the terms of the CCA Leases. Lease payments under the CCA Leases will be due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and CCA have agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the CCA lease agreements, due June 30, 2000, until September 30, 2000.

In connection with the amendments to the CCA Leases deferring a substantial portion of the rental payments due to the Company thereunder, the terms of the Waiver and Amendment to the Company's Amended Bank Credit Facility condition the effectiveness of the Waiver and Amendment to the Amended Bank Credit Facility upon the deferral of the Company's payment of fees to CCA which would otherwise be payable pursuant to the terms of the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement, each as hereinafter defined. The Company and CCA have deferred, with interest, the payment of such amounts. The terms of CCA's recently amended waiver and amendment to the provisions of its bank credit facility permit the deferral of these payments.

During 2000, the Company is recognizing rental income, net of reserves, from CCA based on the actual cash payments received with a reserve for the recognition of any accrued interest receivable. In addition, the Company continues to record its obligations to CCA under the various agreements discussed above.

RESTRUCTURING

In order to address its current liquidity and capital constraints, the Company has entered into a series of agreements providing for a comprehensive restructuring of the Company, including the combination of the Company and CCA, that will result in the Company's being taxed as a subchapter C corporation, rather than as a REIT, commencing with its 2000 taxable year (the "Restructuring"). As a part of this Restructuring, the Company has entered into a merger agreement with CCA providing for the merger of CCA with and into a wholly owned subsidiary of the Company. In connection with the merger and Restructuring, the Company is required to amend certain provisions of its charter to permit, among other things, the Company's operation as a taxable subchapter C corporation under the Corrections Corporation of America name. Under the terms of the Company's agreements with its lenders, the Company will also complete a series of additional transactions, including a restructuring of the Company's senior management and attempting to raise additional capital through the completion of a common stock offering.

The Restructuring was adopted by the boards of directors of the Company and CCA as an alternative to a previously disclosed restructuring of the Company led by Fortress Investment Group, LLC, Blackstone Realty Advisors and Bank of America Corporation ("Fortress/Blackstone") and a previously disclosed restructuring led by Pacific Life Insurance Company ("Pacific Life"). The Fortress/Blackstone-led restructuring contemplated a $350.0 million equity investment, including a $75.0 million rights offering, and the combination of the Company, CCA, Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI") into a single entity operating as a taxable subchapter C corporation for federal income tax purposes commencing with the Company's 1999 taxable year. The Company's board of directors terminated its agreement with Fortress/Blackstone in favor of the proposed Pacific Life restructuring. The Pacific Life-led restructuring contemplated a $200.0 million equity investment, including a $200.0 million common stock rights offering backstopped 100% by Pacific Life and the combination of the Company, CCA, PMSI and JJFMSI into a single entity as a taxable subchapter C corporation for federal income tax purposes commencing with the Company's 2000 taxable year. Due to the uncertainty as to whether the Pacific Life restructuring would be consummated, the respective boards of the companies terminated the agreement with Pacific Life and the Company's board and the board of CCA proposed the current Restructuring.

The securities purchase agreement executed by the Company in connection with the Fortress/Blackstone-led restructuring states that, based on certain conditions, the Company may be obligated to pay to Fortress/Blackstone a $15.7 million commitment fee and a $7.5 million transaction termination fee. In connection with both the Fortress/Blackstone and Pacific Life restructuring, the Company may also be obligated to reimburse these parties for certain expenses incurred. With the termination of its agreements with Fortress/Blackstone and Pacific Life during the three months ended June 30, 2000, the Company has accrued and expensed a total of $28.1 million in merger transaction fees related to the agreements with Fortress/Blackstone and Pacific Life.

The Company and CCA are each seeking stockholder approval of the Restructuring at Special Meetings of each company's stockholders scheduled for September 12, 2000. Pending stockholder approval, the Company and CCA intend to complete the Restructuring, including the merger of the Company and CCA, on or before September 15, 2000. The Company has filed definitive proxy materials with respect to the Restructuring with the Commission and commenced delivery of such materials to its stockholders on July 31, 2000.

For additional information regarding the prospective Restructuring, see the Company's prospectus under Rule 424(b)(4), dated August 3, 2000, as filed with the Securities and Exchange Commission (the "Commission") on August 4, 2000 as a part of its Registration Statement on Form S-4 dated July 19, 2000.

RESULTS OF OPERATIONS

The Company incurred a net loss for the three and six months ended June 30, 2000 of $72.1 million and $99.9 million, respectively, and was in default under its Amended Bank Credit Facility (outstanding balance of $965.2 million at June 30,
2000) until June 9, 2000, when the Company and its senior lenders entered into a waiver of existing events of default under, and amendments to, the provisions of the Amended Bank Credit Facility. The Company also was in default under the provisions of the agreements governing the Company's $40.0 million convertible, subordinated notes, and its $30.0 million convertible, subordinated notes until June 30, 2000, when the Company and the holders of such indebtedness executed waivers of existing events of default under, and amendments to, the provisions of such indebtedness. In addition, the Company has significant outstanding stockholder and other litigation matters.

Further, CCA, the Company's primary lessee, on which the Company is dependent on for its major sources of income, incurred a net loss of $202.9 million for the year ended December 31, 1999 and a net loss of $76.8 million and $139.4 million for the three and six months ended June 30, 2000, respectively, and currently has a net working capital deficiency and a net capital deficiency.

As of August 14, 2000, approximately $135.8 million of 2000 rents plus $4.6 million in interest payments related to the six mouths ended June 30, 2000 were unpaid. Prior to the amendment of the CCA Leases, the original terms of the CCA Leases provided that rental payments were due and payable on the 25th day of each month for the current month and that it shall be an event of default if CCA fails to pay any installment of rent within 15 days after notice of nonpayment from the Company. During the period in which the original terms of the CCA Leases were in effect, the Company did not provide a notice of nonpayment to CCA with respect to lease payments due and payable by CCA. As previously described, the CCA Leases have been amended to provide that lease payments under the CCA Leases will be due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and CCA have agreed to defer, with interest, and with the exception of certain scheduled payments, CCA's first semi-annual rental payment under the revised terms of the CCA Leases until September 30, 2000.

On April 27, 2000, CCA obtained a waiver of existing events of default under its bank credit facility. These events of default related to CCA's execution of an agreement and plan of merger with respect to a proposed merger of CCA with and into a wholly owned subsidiary of the Company in connection with the Pacific Life restructuring, the deferral of certain of CCA's lease payments and the payment of fees to CCA by the Company, and a financial covenant relating to CCA's net worth. This waiver, however, was to terminate upon the occurrence of certain events, including the termination of the Pacific Life securities purchase agreement. On June 30, 2000, CCA obtained an amendment to its previous waiver of events of default under, and amendments to, its bank credit facility providing for, among other things, the amendment of the CCA Leases and other agreements between CCA and the Company, as well as the termination of the Pacific Life securities purchase agreement and CCA's execution of the merger agreement.

As previously described, as a result of CCA's liquidity position, CCA has also been required to defer the first scheduled payment of accrued interest, totaling approximately $16.4 million, on the $137.0 million promissory note payable by CCA to the Company. Also as a result of CCA's liquidity position, the independent public accountants of CCA have indicated in their opinion on CCA's 1999 consolidated financial statements that there is substantial doubt about CCA's ability to continue as a going concern.

Continued operating losses by the Company and CCA, potential declarations of events of default and potential acceleration actions by the Company's and CCA's creditors in the event that either the Company or CCA are unable to maintain in effect existing waivers of events of default, the continued inability of CCA to make contractual payments to the Company under the original terms of such agreements, adverse resolution of significant outstanding stockholder and other litigation matters and the Company's limited resources currently available to meet its operating, capital expenditure and debt service requirements will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

THE THREE AND SIX MONTHS ENDED JUNE 30, 2000, AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

Rental Revenues. Net rental revenues were $11.5 million and $22.9 million for the three and six months ended June 30, 2000, respectively, and were generated from the leasing of correctional and detention facilities. For the three and six months ended June 30, 2000, the Company reserved $72.6 million and $143.8 million, respectively, of the $81.6 million and $161.8 million, respectively, of gross rental revenues due from CCA resulting from the uncertainty regarding the collectibility of the payments. For the three and six months ended June 30, 1999, rental revenues were $65.8 million and $129.5 million, respectively. The Company recorded no rental revenue reserves during the three and six months ended June 30, 1999. The increase in gross rental revenues related to the completion of new and expansion of existing correctional and detention facilities and the corresponding execution of new leases.

As of August 14, 2000, the Company has received cash payments from CCA for all of the net rental revenues that have been recognized for the six and three months ended June 30, 2000 related to the CCA Leases.

Interest Income. Interest income was $3.4 million and $6.7 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, interest income was $5.8 million and $12.0 million, respectively. Interest income is earned on the CCA Note, cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

The decrease in interest income in 2000 in relation to 1999 is due primarily to reserves recorded by the Company on gross interest income on the CCA Note. Interest on the CCA Note is payable annually at the rate of 12.0%. Principal is due in six equal annual installments beginning December 31, 2003. As previously disclosed, as of June 30, 2000, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Consequently, for the three and six months ended June 30, 2000, the Company fully reserved the $4.1 million and $8.2 million, respectively, of interest accrued on the CCA Note. During the fourth quarter of 1999, the Company reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999, which included the interest previously recognized during the three and six months ended June 30, 1999.

As of August 14, 2000, all scheduled interest payments under the CCA Note remain unpaid.

Licensing Fees. Licensing fees were $2.7 million and $5.2 million for the three and six months ended June 30, 2000, respectively. The licensing fees were earned as a result of a service mark and trade name use agreement (the "Trade Name Use Agreement") which granted CCA the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of CCA, subject to a limitation of 2.75% of the gross revenues of the Company.

For the three and six months ended June 30, 1999, the Company recognized licensing fees of $2.2 million and $4.3 million, respectively. The increase in licensing fee revenue in 2000 in relation to 1999 is due to increases in the Company's gross revenues, on which the licensing fee is based, during the applicable periods.

As of August 14, 2000, $5.2 million in licensing fees with respect to 2000 remain unpaid.

Depreciation and Amortization. Depreciation expense was $13.4 million and $26.3 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, depreciation expense was $10.5 million and $20.4 million, respectively. The increase in depreciation expense relates to a greater number of correctional and detention facilities in service. The Company uses the straight-line depreciation method over 50 and five year lives for buildings and machinery and equipment, respectively.

General and Administrative Expense. General and administrative expenses were $4.0 million and $6.6 million for the three and six months ended June 30, 2000, respectively, as compared to $1.7 million and $2.6 million for the three and six months ended June 30, 1999, respectively. General and administrative expenses consist primarily of management salaries and benefits, professional fees and other administrative costs. The increase from 1999 to 2000 resulted primarily from increases in professional fees and franchise taxes.

Write Off of Amounts Under Lease Arrangements. During 2000, the Company has opened two new facilities that are operated and leased by CCA. Based on CCA's financial condition as well as the proposed merger with CCA and the proposed termination of the CCA Leases in connection therewith, the Company wrote-off the tenant incentive fees due CCA on these two new facilities, totaling $4.4 million and $8.4 million for the three and six months ended June 30, 2000, respectively.

During the three and six months ended June 30, 1999, tenant incentive fees paid to CCA were capitalized. However, during the fourth quarter of 2000, the Company wrote-off the $65.7 million of unamortized tenant incentive fees paid to CCA, which included $6.6 million and $45.0 million of tenant incentive fees that had been previously paid to CCA and capitalized by the Company during the three and six months ended June 30, 1999, respectively.

As of August 14, 2000, $8.4 million in tenant incentive fees remain unpaid.

Equity In Earnings of Unconsolidated Entities and amortization of deferred gains. Equity in earnings of unconsolidated entities and amortization of deferred gains was $2.9 million and $9.0 million for the three and six months ended June 30, 2000, respectively, and $7.5 million and $15.2 million for the three and six months ended June 30, 1999, respectively. The decrease in 2000 in relation to 1999 is due to reduced equity in earnings of PMSI and JJFMSI. For the three and six months ended June 30, 2000, the Company recognized equity in earnings of PMSI of $0.1 million and $2.2 million, respectively, as compared to $2.0 million and $4.0 million for the three and six months ended June 30, 1999. For the three and six months ended June 30, 2000, the Company recognized equity in earnings of JJFMSI of $0.1 million and $1.5 million, respectively, as compared to $2.8 million and $5.9 million for the three and six months ended June 30, 1999. The reduced equity in earnings of PMSI and JJFMSI relates to reduced net income of these entities as a result of increased operating costs incurred by PMSI and JJFMSI.

For the three and six months ended June 30, 2000, the Company received distributions from PMSI of $3.8 million and $4.4 million, respectively, as compared to $3.6 million and $3.6 million for the three and six months ended June 30, 1999. For the three and six months ended June 30, 2000 the Company received distributions from JJFMSI of $2.2 million and $2.3 million, respectively, as compared to $3.9 million and $3.9 million for the three and six months ended June 30, 1999.

Interest Expense. Interest expense was $34.6 million and $66.4 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, interest expense was $7.0 million and $15.3 million, respectively. Interest expense is based on outstanding convertible notes payable balances and borrowings under the Company's bank credit facility and the Company's senior notes, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $4.1 million and $9.2 million for the three and six months ended June 30, 2000, respectively. Capitalized interest for the three and six months ended June 30, 1999, was $9.3 million and $16.4 million, respectively. The increase in interest expense relates to (i) higher average debt balances outstanding, primarily related to the bank credit facility and the senior notes, (ii) increased interest rates due to rising market rates and due to the amendment and restatement of the Company's bank credit facility in August 1999, (iii) increased interest rates due to the accrual of default interest on Company's bank credit facility and default and contingent interest on the $40 million convertible notes in 2000, and (iv) less capitalized interest as a result of fewer ongoing construction projects.

Merger Transaction Fees. In April 2000, the Company terminated its agreements with Fortress/Blackstone in favor of a restructuring led by Pacific Life. Subsequently, in June 2000, the Company terminated its agreements with Pacific Life. The securities purchase agreement entered into by the Company in connection with the Fortress/Blackstone-led restructuring states that, based on certain conditions, the Company may be obligated to pay to Fortress/Blackstone a $15.7 million commitment fee and a $7.5 million transaction termination fee. In connection with both the Fortress/Blackstone and Pacific Life restructuring, the Company may also be obligated to reimburse these parties for certain expenses incurred. With the termination of its agreements with Fortress/Blackstone and Pacific Life during the three months ended June 30, 2000, the Company has accrued and expensed a total of $28.1 million in merger transaction fees related to the agreements with Fortress/Blackstone and Pacific Life.

Foreign Currency Transaction Loss. In connection with the construction and development of the Company's HMP Forrest Bank facility, located in Salford, England, during the first quarter of 2000, the Company entered into a 25-year property lease. The Company is accounting for the lease as direct financing lease and recognized a receivable equal to the discounted cash flows to be received by the Company over the lease term (54.3 million British pounds at June 30, 2000). The Company also has extended a working capital loan to the operator of this facility (3.2 million British pounds at June 30, 2000). These assets along with various other short-term receivables are denominated in British pounds; consequently, the Company must adjust these receivables to the current exchange rate and recognize the currency gain or loss in its current period earnings. As a result, the Company recognized foreign currency transaction losses of $7.5 million for the three months ended June 30, 2000. The foreign currency transaction loss during the three months ended June 30, 2000 is due to a significant detrimental fluctuation in the currency exchange rate between the British pound and the U.S. dollar during the three months ended June 30, 2000.

The Company has not hedged its exposure to these foreign currency exchange rate fluctuations.

Loss on Disposal of Assets. The loss on disposition of property during the three and six months ended June 30, 2000 relates to the write-off of certain previously capitalized costs related to a project in Georgia, which the Company has decided not to pursue and which costs are not considered recoverable. For the three and six months ended June 30, 1999, the loss relates to a settlement with the State of South Carolina for a property previously owned by Old CCA.

Provision for Change in Tax Status. The Company, as the successor to Old CCA (a taxable corporation) as a result of the 1999 Merger, intends to elect to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for change in tax status of $83.2 million for the six months ended June 30, 1999.

CCA FINANCIAL INFORMATION

The following unaudited operating information presents CCA's results of operations for the six months ended June 30, 2000 and 1999:

                                        Six months ended    Six months ended
                                          June 30, 2000       June 30, 1999
                                        ----------------    ----------------
                                          (Unaudited and Amounts in Thousands)
REVENUES                                     $ 280,342          $ 235,348
                                             ---------          ---------
EXPENSES:
       Operating                               220,404            168,502
       Trade name use agreement                  5,242              4,318
       Lease                                   160,153            163,093
       General and administrative               13,055             11,740
       Depreciation and amortization             4,339              4,135
                                             ---------          ---------
                                               403,193            351,788
                                             ---------          ---------
OPERATING LOSS                                (122,851)          (116,440)

INTEREST EXPENSE, NET                           16,561             10,870
                                             ---------          ---------
LOSS BEFORE INCOME TAXES                      (139,412)          (127,310)

BENEFIT FOR INCOME TAXES                            --             50,282
                                             ---------          ---------
NET LOSS                                     $(139,412)         $ (77,028)
                                             =========          =========

The following unaudited balance sheet information presents CCA's financial position as of June 30, 2000 and December 31, 1999:

                                                                            June 30,     December 31,
                                                                             2000           1999
                                                                           ---------      ---------
                                                                           (Unaudited and Amounts in
                                                                                    Thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                             $   3,227      $  10,725
     Accounts receivable, net of allowances                                   73,298         66,414
     Prepaid expenses                                                          2,931          3,733
     Other current assets                                                      4,584          7,775
                                                                           ---------      ---------
               Total current assets                                           84,040         88,647

PROPERTY AND EQUIPMENT, NET                                                   18,720         19,959

OTHER ASSETS:
     Investment in contracts                                                  64,957         67,363
     Other                                                                     8,998          8,732
                                                                           ---------      ---------
                Total assets                                               $ 176,715      $ 184,701
                                                                           =========      =========

CURRENT LIABILITIES:
     Accounts payable                                                      $  25,543      $  28,938
     Lease and trade name use payables to Prison Realty                      161,309         27,080
     Accrued salaries and wages                                                6,768          5,842
     Accrued property taxes                                                    9,714          9,393
     Accrued interest to Prison Realty                                        29,268         16,440
     Other accrued expenses                                                   18,717         17,514
     Short-term debt                                                           5,153         16,214
     Promissory note to Prison Realty                                        137,000        137,000
                                                                           ---------      ---------
                 Total current liabilities                                   393,472        258,421

DEFERRED LEASE INCENTIVES AND SERVICE FEES
     RECEIVED FROM PRISON REALTY                                             103,056        107,070
                                                                           ---------      ---------
                 Total liabilities                                           496,528        365,491
                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock-Class A; $0.01(one cent) par value; 9,349 issued and
              outstanding; 100,000 shares authorized                              93             93
     Common stock-Class B; $0.01(one cent) par value; 981 issued and
              outstanding; 100,000 shares authorized                              10             10
     Additional paid-in capital                                               25,133         25,133
     Deferred compensation                                                    (2,719)        (3,108)
     Retained deficit                                                       (342,330)      (202,918)
                                                                           ---------      ---------
                 Total stockholders' equity                                 (319,813)      (180,790)
                                                                           ---------      ---------
                 Total liabilities and stockholders' equity                $ 176,715      $ 184,701
                                                                           =========      =========

The following is the unaudited cash flow information for CCA for the six months ended June 30, 2000 and 1999:

                                                                                   SIX MONTHS     SIX MONTHS
                                                                                     ENDED          ENDED
                                                                                 JUNE 30, 2000   JUNE 30, 1999
                                                                                 -------------   -------------
                                                                                   (Unaudited and Amounts in
                                                                                          Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(139,412)     $ (77,028)
     Adjustments to reconcile net loss to net cash provided by
           operating activities:
            Depreciation and amortization                                              4,339          4,135
            Lease incentives and service fees received from Prison Realty              1,421        113,612
            Amortization of lease incentives and service fees received from
              Prison Realty                                                           (4,014)        (1,763)
            Deferred income taxes                                                         --        (50,282)
            Other noncash items                                                        3,608            396
            Write-off of debt issuance costs                                              --          2,706
            Loss on disposal of assets                                                   184             --
            Changes in assets and liabilities, net:
                  Accounts receivable                                                 (6,884)        (1,130)
                  Prepaid expenses                                                       802           (763)
                  Other current assets                                                 1,770         (3,591)
                  Other assets                                                           182          2,591
                  Accounts payable                                                    (3,395)        (1,193)
                  Lease and trade name use payables to Prison Realty                 134,229          2,179
                  Accrued salaries and wages                                             926          3,488
                  Accrued property taxes                                                 321            440
                  Accrued interest to Prison Realty                                   12,828          8,220
                  Other accrued expenses                                               1,203          1,074
                                                                                   ---------      ---------
                                     Net cash provided by operating activities         8,108          3,091
                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions, net                                              (881)        (1,256)
     Proceeds from sale of assets                                                         23             --
     Payments received on note receivable                                                 63             --
                                                                                   ---------      ---------
                            Net cash used in investing activities                       (795)        (1,256)
                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term debt, net                                                (11,061)            --
     Payment of debt issuance costs                                                   (3,750)        (6,125)
                                                                                   ---------      ---------
                            Net cash used in financing activities                    (14,811)        (6,125)
                                                                                   ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (7,498)        (4,290)
CASH AND CASH EQUIVALENTS, beginning of period                                        10,725         19,057
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                                           $   3,227      $  14,767
                                                                                   =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
              Interest                                                             $     537      $     130
                                                                                   =========      =========
              Income taxes                                                         $      --      $      --
                                                                                   =========      =========


Transactions with CCA. Pursuant to the terms of the CCA Note, CCA was required to make a scheduled interest payment on December 31, 1999; however, pursuant to the terms of the subordination agreement, CCA is prohibited from making the scheduled interest payments on the CCA Note when CCA is not in compliance with certain financial covenants under its bank credit facility. As of December 31, 1999, CCA was not in compliance with these financial covenants and, consequently, was prohibited from making the scheduled interest payment to the Company. Pursuant to the waiver and amendment to CCA's bank credit facility, CCA continues to be prohibited from making interest payments to the Company. Pursuant to the terms of the subordination agreement between the Company and the agent of CCA's bank credit facility, the Company is prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as CCA's bank credit facility remains outstanding. During the three and six months ended June 30, 2000, the Company recorded $4.1 million and $8.2 million interest accrued under the terms of the CCA Note. During December 1999, the Company fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999. The Company has also reserved the $4.1 million and $8.2 million of interest accrued during the three and six months ended June 30, 2000, respectively.

During the month ended December 31, 1999 and the six months ended June 30, 2000, CCA has failed to make timely contractual payments under the terms of the CCA Leases. As of December 31, 1999, approximately $24.9 million of rents due from CCA to the Company were unpaid. The terms of the CCA Leases provide that rental payments were due and payable on December 25, 1999. As of August 14, 2000, CCA has paid the $24.9 million of lease payments related to 1999 and $26.0 million of lease payments related to 2000. For the three and six months ended June 30, 2000, the Company recognized rental revenue from CCA of $81.6 million and $161.8 million, respectively, and recorded a reserve of $72.6 million and $143.8 million, respectively, resulting in recognition of net rental revenue from CCA of $9.0 million and $18.0 million, respectively. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. In addition, the Company expects that the CCA Leases will be materially impacted by renegotiation of the CCA Leases with CCA.

For the year ended December 1999, the Company had paid tenant incentive fees of $68.6 million under the terms of an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplates either merging with CCA and thereby eliminating the CCA Leases or amending the CCA Leases to reduce the lease payments to be paid by CCA to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million as of December 31, 1999. During the six months ended June 30, 2000, the Company opened two facilities that are operated by CCA. The Company wrote-off the tenant incentive fee due CCA, totaling $8.4 million, but has made no payments to CCA in 2000 with respect to this agreement. During 2000, CCA and the Company amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to CCA by the Company pursuant to this agreement. At August 14, 2000, $8.4 million of payments under the Amended and Restated Tenant Incentive Agreement were accrued but unpaid under the original terms of this agreement. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

Costs incurred by the Company under the terms of an amended and restated services agreement (the "Amended and Restated Services Agreement") are capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $2.5 million and $5.5 million for the three and six months ended June 30, 2000. CCA and the Company amended this agreement to defer, with interest, payments to CCA by the Company pursuant to this agreement. At August 14, 2000, $5.5 million of payments under the amended and restated services agreement were accrued but unpaid under the original terms of this agreement. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

Costs incurred by the Company under a business development agreement (the "Business Development Agreement") are capitalized as part of the facilities' development cost. For the three and six months ended June 30, 2000, no costs were incurred under the Business Development Agreement.

Impairment loss. SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. In December 1999, the poor financial position, results of operations and cash flows of CCA indicated to management that certain of its correctional and detention facilities might be impaired. In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company's investment in that property. Through its analysis, the Company determined that three of its correctional and detention facilities in the state of Kentucky had been impaired. For these three properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million and was recognized in the year ended December 31, 1999.

PMSI AND JJFMSI FINANCIAL INFORMATION

The Company owns 100% of the non-voting common stock of each of PMSI and JJFMSI, which manage certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. The Company's ownership of the non-voting common stock of PMSI and JJFMSI entitles the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends payable to the Company not declared and paid on a quarterly basis will accrue and are cumulative. As of August 14, 2000, the Company has received quarterly dividends in arrears from each of PMSI and JJFMSI through the first quarter of 2000. The Company cannot, however, be assured that the board of directors of each of PMSI and JJFMSI will continue to declare and pay dividends to the Company. The Company's ownership of 100% of the non-voting common stock of each of PMSI and JJFMSI does not enable the Company to vote in the election of directors of the companies.

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three and six months ended June 30, 2000 and 1999:

                          THREE MONTHS   THREE MONTHS  SIX MONTHS     SIX MONTHS
                              ENDED         ENDED         ENDED          ENDED
                             JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                               2000          1999          2000           1999
                               ----          ----          ----           ----
Revenues                      $72,886       $70,596       $146,853       $139,678
Net income before taxes         2,038         5,059          9,609         10,335

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of June 30, 2000 and December 31, 1999:

                                       JUNE 30,     DECEMBER 31,
                                         2000          1999
                                         ----          ----
                                        (UNAUDITED AND AMOUNTS
                                            IN THOUSANDS)
Current assets                         $ 61,599       $ 60,741
Total assets                            144,811        151,167
Current liabilities                      31,561         31,750
Total liabilities                        31,979         32,622
Stockholders' equity                    112,832        118,545


LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities, including the CCA Leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on the CCA Note; and (iv) license fees earned under the terms of the Trade Name Use Agreement. As of June 30, 2000, CCA leased 36 of the Company's 45 operating correctional and detention facilities pursuant to the CCA Leases. CCA also leased one corporate office building from the Company, and TransCor America, LLC, a wholly owned subsidiary of CCA leased one office building from the Company. The Company, therefore, is dependent for its rental revenues upon CCA's ability to make the lease payments required under the CCA Leases for such facilities.

The Company and CCA have amended the original terms of the CCA Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, CCA shall pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to CCA's credit facility (subject to adjustment if and to the extent that such rate of interest under such existing bank credit is adjusted) from the date each such payment would have been payable under the original terms of the CCA Leases until the date such payment is actually paid. CCA's obligation to make payments under the CCA Leases is not secured by any of the assets of CCA, although the obligations under the CCA Leases are cross- defaulted so that the Company could terminate all of the CCA Leases if CCA fails to make required lease payments. Under such circumstances, the Company would be required to find a suitable lessee for the Company's facilities in order to generate revenue and to maintain its ability to qualify as a REIT. Due to the unique nature of correctional and detention facilities, the Company may be unable to locate suitable lessees or to attract such lessees. It is anticipated, however, that upon the completion of the Restructuring, the CCA Leases, as amended, will be terminated.

The Company incurred a net loss for the three and six months ended June 30, 2000 of $72.1 million and $99.9 million, respectively. Prior to the effectiveness of the Waiver and Amendment, the Company was in default under its Amended Bank Credit Facility (outstanding balance of $965.2 million at June 30, 2000). In addition, prior to obtaining waivers of events of default under, and amendments to, the provisions of the agreements governing such indebtedness on June 30, 2000, the Company was in default under the provisions of the agreements governing the Company's $40.0 million convertible, subordinated notes, and its $30.0 million convertible, subordinated notes. The defaults related to the Company's failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to the Company's 1999 consolidated financial statements, and certain transactions effected by the Company, including the execution of the Pacific Life securities purchase agreement.

The Company's noncompliance with the provisions of its outstanding obligations could have resulted, and the termination or expiration of the existing waivers and amendments relating to such obligations could result, in the Company's creditors demanding immediate repayment of these obligations. In addition, the Company has significant outstanding stockholder and other litigation matters.

CCA incurred a net loss of $202.9 million for the year ended December 31, 1999 and a net loss of $76.8 million and $139.4 million for the three and six months ended June 30, 2000, and currently has a net working capital deficiency and a net capital deficiency, and prior to its execution of a waiver of existing events of default under, and amendments to, its bank credit facility, was in default under the provisions of its credit facility. CCA's default under its revolving credit facility related to a failure to comply with certain financial covenants. In addition, CCA is currently in default under the CCA Note as a result of CCA's failure to pay the first scheduled interest payment under the terms of the CCA Note. CCA has also not made certain scheduled lease payments to the Company pursuant to the original terms of the CCA Leases. The Company and CCA have amended the original terms of the CCA Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments.

In response to the significant losses experienced by the Company and by CCA and in response to the then-existing defaults under the Company's debt agreements, the Company had entered into an agreement with Pacific Life with respect to a comprehensive restructuring of the Company. Effective June 30, 2000, the Company, CCA, PMSI and JJFMSI entered into a mutual termination of the Pacific Life securities purchase agreement, and the Company and CCA subsequently entered into an agreement and plan of merger contemplating the merger of CCA with and into a wholly owned subsidiary of the Company. The recently obtained waivers and amendments relating to each of the Company's and CCA's indebtedness contemplated these transactions, and, as a result, the termination of the Pacific Life securities purchase agreement and the execution of the agreement and plan of merger did not result in an event of default under the provisions of the Company's and CCA's indebtedness.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES.

The Company's cash flow used in operating activities was $43.1 million and cash flow provided by operating activities was $104.6 million for the six months ended June 30, 2000 and 1999, respectively, and represents net income plus depreciation and amortization and other non-cash charges and changes in the various components of working capital. The Company's cash flow used in investing activities was $46.4 million and $385.8 million for the six months ended June 30, 2000 and 1999, respectively, and represents acquisitions of real estate properties and increase in restricted cash. The Company's cash flow provided by financing activities was $23.3 million and $252.2 million for the six months ended June 30, 2000 and 1999, respectively, and represents payments of debt, payments of dividends on shares of the Company's preferred and common stock, and proceeds from issuance of debt and common stock.

DEBT STRUCTURE

The Company's Bank Credit Facility. On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured bank credit facility from NationsBank, N.A., as administrative agent, and several U.S. and non-U.S. banks. The bank credit facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan required quarterly principal payments of $0.6 million throughout the term of the loan, with the remaining balance maturing on January 1, 2003. The revolving loans matured on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the bank credit facility were subject to change based on the Company's senior debt rating. The bank credit facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the bank credit facility (the "Amended Bank Credit Facility") increasing amounts available to the Company under the original bank credit facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $0.9 million through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the original bank credit facility was changed to December 31, 2002, with the maturity of the revolving loan under the bank credit facility remaining January 1, 2002. Lehman Commercial Paper Inc. replaced NationsBank, N.A. as administrative agent of the Amended Bank Credit Facility.

The Amended Bank Credit Facility, similar to the original bank credit facility, provided for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. Similar to the terms of the original bank credit facility, the Amended Bank Credit Facility (prior to the execution of the Waiver and Amendment), bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. The spread ranges from 0.50% to 2.25% for base rate loans and from 2.00% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. The term loan portions of the Amended Bank Credit Facility bear interest at a variable rate equal to 3.75% to 4.00% in excess of LIBOR or 2.25% to 2.50% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR or 1.75% in excess of a base rate in the original bank credit facility.

The rating on the Company's bank loan debt was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the Company's senior unsecured debt was lowered from B1 to B2, and the rating on the series A preferred stock was lowered from Ba3 to B3. As a result, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility was increased by 0.50%. The rating on the Company's debt was also lowered during the second quarter of 2000, although no interest rate increase was attributable to the rating adjustment.

Upon the lenders' determination that the Company is in default under the terms of the Amended Bank Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.00%. As discussed below, prior to the execution of the Waiver and Amendment, as hereinafter defined, to the Amended Bank Credit Facility, the Company was in default under the Amended Bank Credit Facility and, consequently, was subject to the default rate of interest, effective from January 25, 2000 until June 9, 2000. As a result of the execution of the Waiver and Amendment, however, the Company is no longer obligated to continue to pay the applicable default rate of interest with respect to outstanding amounts under the Amended Bank Credit Facility.

As a result of the Waiver and Amendment, the interest rate applicable to outstanding borrowings under the Amended Bank Credit Facility was increased by 0.50%.

The Company incurred costs of $59.2 million during 1999 in consummating the original bank credit facility and the Amended Bank Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote off $9.0 million of expenses related to the original bank credit facility upon completion of the amendment and restatement in 1999. The Company also incurred and capitalized costs of approximately $8.6 million in consummating the June 9, 2000 Waiver and Amendment. The effect of these arrangements is recognized in interest expense.

In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

The Amended Bank Credit Facility, similar to the terms of the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. Prior to execution of the Waiver and Amendment, the Amended Bank Credit Facility contained certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios and (b) restrictions on the incurrence of additional indebtedness.

The Amended Bank Credit Facility also restricted the Company's ability to make the 1999 cash payment of a special dividend and restricts the cash payment of a special dividend in 2000.

Waivers of Events of Default Under, and Amendments to, Provisions of the Amended Bank Credit Facility. As a result of: (i) the financial condition of the Company and CCA; (ii) the transactions undertaken by the Company and CCA in an attempt to resolve current liquidity issues of the Company and CCA; and (iii) previously announced restructuring transactions contemplated by agreements entered into with Pacific Life, certain existing or potential events of default arose under the provisions of the Amended Bank Credit Facility.

Following the approval of the requisite senior lenders under its Amended Bank Credit Facility, the Company, certain of its wholly owned subsidiaries, various lenders and Lehman Commercial Paper Inc., as administrative agent ("Lehman"), executed the Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended Bank Credit Facility. Upon effectiveness, the Waiver and Amendment waived or addressed all existing events of default under the provisions of the Amended Bank Credit Facility. The Waiver and Amendment also contained certain amendments to the credit facility, including the replacement of existing financial ratios contained in the credit facility applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the Waiver and Amendment, the Company is required to begin monthly payments of amounts due for interest beginning July, 2000. The first such payment equaled $11.2 million and was made on July 31, 2000.

In obtaining the Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the Waiver and Amendment. The Waiver and Amendment provides that the Company must complete the following transactions, among others: (i) merge with CCA on or before a specified date, upon terms and conditions specified in the Waiver and Amendment; (ii) pending requisite stockholder approval, elect not be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2000; (iii) restructure existing management; and (iv) pay a dividend, in the form of preferred stock, in satisfaction of the Company's remaining REIT distribution requirements for the fiscal year ending December 31, 1999.

The Waiver and Amendment also provides that the Company may, but is not required to, complete certain transactions and amends the terms of the Amended Bank Credit Facility to permit the following transactions, among others: (i) the amendment of the CCA Leases and the other contractual arrangements between the Company and CCA; and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the Waiver and Amendment.

The Waiver and Amendment also provides that, prior to the completion of the Company's merger with CCA in connection with the Restructuring, the Company is required to maintain certain monthly minimum liquidity thresholds. The Waiver and Amendment provides that, following completion of the merger of the Company with CCA in connection with the Restructuring, the previously existing financial covenants contained in the Amended Bank Credit Facility will be replaced by the following financial covenants, each as defined in the Waiver and Amendment, designed to reflect the Company's status as a subchapter C corporation rather than as a REIT: (i) total leverage ratio; (ii) interest coverage ratio; (iii) fixed charge coverage ratio; (iv) ratio of total indebtedness to total capitalization; (v) minimum EBIDTA; and (vi) minimum occupancy percentage. The Waiver and Amendment also provides that, in addition to quarterly consolidated financial statements, the Company is required to provide monthly consolidated financial statements to Lehman. The Waiver and Amendment further provides that, prior to completion of the merger with CCA, the Company is required to provide weekly statements of cash receipts and disbursements to Lehman. The Waiver and Amendment also requires that the Company submit a business plan to Lehman setting forth the Company's financial projections, planned capital expenditures and business strategy.

The Waiver and Amendment provides that, generally, the Company will be required to use the net cash proceeds received by the Company from certain transactions, including the following, to repay outstanding indebtedness under the bank credit facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments with respect to the Company's Salford, England facility; and
(iii) the sale-leaseback of the Company's headquarters. Under the terms of the Waiver and Amendment, the Company will also be required to apply a designated portion of its "excess cash flow," as such term is defined in the Waiver and Amendment, to the prepayment of outstanding indebtedness under the bank credit facility. In addition, the Company is, and after its merger with CCA, CCA will be, required by the Waiver and Amendment to transfer certain depository and other non-disbursement accounts to an account at a bank that is a senior lender under the bank credit facility and to grant perfected liens in such accounts in favor of Lehman for the benefit of the senior lenders under the bank credit facility.

The Waiver and Amendment provides that the Company's failure to complete the transactions required by the Waiver and Amendment will result in an event of default under the Amended Bank Credit Facility. The Waiver and Amendment also provides that, in addition to the existing events of default under the terms of the Amended Bank Credit Facility prior to the Waiver and Amendment, it shall be an event of default under the terms of the Amended Bank Credit Facility if: (i) the Company settles its currently outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the Company declares and pays dividends with respect to the Company's currently outstanding 8% Series A Cumulative Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; or (iii) CCA shall amend or refinance its bank credit facility on terms and conditions less favorable than the existing terms of CCA's bank credit facility.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. As a result, the Company currently is, and will continue to be, dependant on its ability to borrow funds under the terms of the Amended Bank Credit Facility to meet these requirements. As a result of the Waiver and Amendment, the Company borrowed $25.0 million at the time of the execution of the Waiver and Amendment and an additional $19.7 million subsequently. The Company is entitled to borrow up to an additional $10.3 million under the Amended Bank Credit Facility at various times during 2000. However, the continued effectiveness of the Waiver and Amendment is subject to the satisfaction of certain conditions described above. If the Company is unable to comply with and maintain the Waiver and Amendment, the Company would be unable to borrow additional amounts under the Amended Bank Credit Facility until a waiver of such events of default is obtained. Accordingly, there can be no assurance that the Company will be able to meet its operating, capital expenditure and debt service requirements in the future. Moreover, if an event of default arises under the terms of the Amended Bank Credit Facility, including as a result of the termination or expiration of the Waiver and Amendment or as the result of the acceleration of the Company's other indebtedness, the senior lenders under the Amended Bank Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the outstanding borrowings under the Amended Bank Credit Facility.

In addition, the Company's 12% senior notes, the Company's $40.0 million convertible, subordinated notes and the Company's $30.0 million convertible, subordinated notes contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations under the Amended Bank Credit Facility have been accelerated. If the Company were to be in default under the Amended Bank Credit Facility, as amended, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the senior notes or its convertible, subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of August 14, 2000, the Company has made all required principal and interest payments under the Amended Bank Credit Facility.

12% Senior Notes. On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% senior notes due 2006. Interest on the 12% senior notes is paid semi-annually in arrears, and the 12% senior notes have a seven-year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the 12% senior notes for general corporate purposes and to repay revolving bank borrowings under its bank credit facility.

The Company believes that it currently is not in default under the terms of the indenture governing its $100.0 million 12% senior notes. The terms of the indenture governing the 12% senior notes restrict amendments to the CCA Lease, the amended and restated tenant incentive agreement, the business development agreement and the amended and restated services agreement without the delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments, issued by an accounting, appraisal, consulting or investment banking firm of national standing, to the trustee under the indenture of the 12% senior notes. In connection with the amendments to these agreements, the Company has delivered to the trustee under the indenture a fairness opinion meeting the requirements of the indenture.

The indenture governing the 12% senior notes, however, contains a provision which allows the holders thereof to accelerate the outstanding principal amount of the 12% senior notes and to seek additional remedies if the Company has a payment default under the Amended Bank Credit Facility or if the Company's obligations under the Amended Bank Credit Facility have been accelerated. However, the amounts outstanding under the 12% senior notes are effectively subordinated to the Company's obligations under the Amended Bank Credit Facility to the extent of the value of the assets securing the bank credit facility. In the event of acceleration of outstanding principal amounts under both the 12% senior notes and the Amended Bank Credit Facility, the lenders under the Amended Bank Credit Facility will be entitled to proceed against the collateral that secures the Company's obligations under the Amended Bank Credit Facility, and such collateral will not be available to satisfy any amounts owed under the 12% senior notes.

$40.0 Million Convertible, Subordinated Notes. On January 29, 1999, the Company issued $20.0 million of convertible, subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible, subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The $40.0 million convertible, subordinated notes require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June 30, 2000, the conversion price for the $40.0 million convertible, subordinated notes was $23.63 per share as compared to $28.00 per share at issuance. This conversion price of the notes, however, is subject to adjustment in connection with the waiver and amendment to the provisions of the note purchase agreement governing these notes described below.

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 million convertible, subordinated notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to previously announced restructuring transactions. This "change of control" gave rise to the right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20%. In addition to the default rate of interest, as a result of the default, the Company was obligated, under the original terms of the $40.0 million convertible, subordinated notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note agreement. Such contingent interest is retroactive to the date of issuance of the notes.

On June 30, 2000, the Company and the holders of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provides for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average trading price of the Company's common stock for a period of 30 days immediately preceding the earlier of (i) October 31, 2000 or (ii) the closing date of the merger of the Company and CCA in connection with the Restructuring. In addition, the waiver and amendment to the note purchase agreement provides for the replacement of financial ratios applicable to the Company.

There can be no assurance that the Company will be able to maintain the effectiveness of this waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible, subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible, subordinated notes in the aggregate principal amount of $1.1 million, which amount represents all interest owed at the default rate of interest through June 30, 2000. After giving consideration to the issuance of these additional notes, as of August 14, 2000, the Company has made all required interest payments under the $40.0 million convertible, subordinated notes.

$30.0 Million Convertible, Subordinated Notes. The Company's $30.0 million convertible, subordinated notes issued to PMI Mezzanine Fund, L.P. require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. As of June 30, 2000, the conversion price for the $30.0 million convertible, subordinated notes was $23.63 per share as compared to $27.42 per share at issuance. This conversion price of the notes, however, is subject to adjustment in connection with the waiver and amendment to the provisions of the note purchase agreement governing these notes.

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $30.0 million convertible, subordinated notes as a result of the Company's financial condition and as a result of the proposed Restructuring.

On June 30, 2000, the Company and the holder of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provides for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average trading price of the Company's common stock for a period of 30 days immediately preceding the earlier of (i) October 31, 2000 or (ii) the closing date of the merger of the Company and CCA in connection with the Restructuring. In addition, the waiver and amendment to the note purchase agreement provides for the replacement of financial ratios applicable to the Company.

There can be no assurance that the Company will be able to maintain the effectiveness of this waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible, subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

As of August 14, 2000, the Company has made all required interest payments under the $30.0 million convertible, subordinated notes.

CCA's Revolving Credit Facility. On April 27, 2000, CCA obtained the consent of the requisite percentage of the senior lenders under its bank credit facility for a waiver of its bank credit facility's restrictions relating to:

         - the Company's and CCA's amendments of the original terms of the CCA Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement;

         - CCA's violation of a net worth covenant contained in its bank credit facility; and

         - CCA's execution of an agreement and plan of merger with respect to a merger of each of CCA, PMSI and JJFMSI with and into wholly owned subsidiaries of the Company, in connection with the proposed restructuring led by Fortress/Blackstone.

As consideration for the initial waiver, the CCA senior lenders required and were paid a fee equal to $1.0 million in cash. The terms of the initial waiver provided that the waiver would remain in effect until the earlier of : (i) July 31, 2000; (ii) the date the securities purchase agreement with Pacific Life, as described in note 13 herein, was terminated; (iii) the date CCA makes any payments to the Company other than as set forth in the amendment to CCA's agreement with the Company; or (iv) the date the lenders under the Company's Amended Bank Credit Facility exercise any rights with respect to any default or event of default under the Company's Amended Bank Credit Facility.

Because the termination of the securities purchase agreement with Pacific Life resulted in a termination of the initial waiver and because CCA's proposed execution of the merger agreement with Prison Realty as part of the Restructuring was not addressed in the initial waiver, CCA requested that its senior lenders amend the waiver to provide for its continuation, notwithstanding the termination of the securities purchase agreement with Pacific Life, and to permit CCA's execution of the amended merger agreement in connection with the Restructuring. CCA's senior lenders refused to agree to such amendments unless CCA paid an additional waiver fee of $1.0 million to CCA's senior lending group. Because of the ramifications of the existence of a default under the CCA bank credit facility, and the fact that such a default would cause an event of default under the Company's Amended Bank Credit Facility as amended by the Waiver and Amendment, on June 30, 2000, CCA committed to pay its lenders the $1.0 million fee and obtained the consent of the requisite percentage of the senior lenders under its bank credit facility to extend the term of the initial waiver to the earlier of September 15, 2000 and the completion of Prison Realty's merger with CCA in connection with the Restructuring and to permit the:
(i) termination of the merger agreement relating to the proposed combination of the Company with CCA under the Pacific Life led restructuring; (ii) the execution by CCA of the merger agreement related to the Restructuring; and (iii) the termination of the securities purchase agreement with Pacific Life.

DISTRIBUTIONS TO STOCKHOLDERS

The Company, as a REIT, cannot complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). During the year ended December 31, 1999, the Company made $217.7 million of distributions related to its common stock and series A preferred stock. The Company met the above-described distribution requirements by designating $152.5 million of the total distributions in 1999 as distributions of the Accumulated Earnings and Profits.

In addition to distributing the Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of June 30, 2000 or August 14, 2000, the Company currently intends to pay sufficient dividends in securities to satisfy its remaining distribution requirements for qualification as a REIT for 1999 and currently estimates that approximately $150.0 million in securities will be distributed in 2000 to meet this requirement. In January 2000, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Stock, which are eligible to reduce the distribution requirement for the taxable year ending December 31, 1999, have been paid. The remaining $147.8 million of distributions that must be paid to stockholders in 2000 in order for the Company to maintain its status as a REIT for the taxable year ending December 31, 1999 have not been declared by the board of directors and, accordingly, have not been accrued in the accompanying condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999. Currently, the Company's governing instruments require that it operate as a REIT. However, if the Company completes the restructuring following stockholder approval to modify its governing instruments, the Company intends to be taxed as a subchapter C corporation commencing with its taxable year ending December 31, 2000.

COMMITMENTS AND CONTINGENCIES

Litigation. The Company is subject to a variety of legal proceedings, some of which if resolved against the Company, could have a material adverse effect upon the business and financial position of the Company. A complete description of the litigation currently commenced against the Company, including certain stockholder litigation, is set forth elsewhere herein.

Income Tax Contingencies. As required by its governing instruments, the Company currently intends to elect to be taxed as a REIT for the year ended December 31, 1999. In order to qualify as a REIT, the Company is required to distribute 95% of its taxable income for 1999. Although dividends sufficient to distribute 95% of the Company's taxable income for 1999 have not been declared as of August 14, 2000, the Company intends to pay sufficient dividends in securities to satisfy all distribution requirements for qualification as a REIT for 1999 and estimates that $150.0 million will be distributed in 2000 to meet this requirement. As of December 31, 1999, $2.2 million of distributions relating to the 8.0% Series A Cumulative Preferred Stock were declared and accrued on the Company's consolidated balance sheet, and such distributions were paid subsequent to December 31, 1999. The remaining $147.8 million of distributions that must be paid to stockholders in 2000 in order for the Company to qualify as a REIT have not been declared by the board of directors and, accordingly, have not been accrued in the Company's condensed consolidated balance sheets. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting an audit of Old CCA's federal tax return for the taxable year ending December 31, 1997. The Company currently is unable to predict the ultimate outcome of the IRS's audit of Old CCA's 1997 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of the reserve currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

Guarantees. In connection with the bond issuance of a governmental entity for which PMSI currently provides management services at a 2,016 bed correctional facility, the Company is obligated under a debt services deficits agreement to pay the trustee of the bond's trust indenture (the "Trustee") amounts necessary to pay any debt service deficits consisting of principal and interest plus future interest payments requirements (outstanding balance of $69.1 million at June 30, 2000 plus future interest payments). In the event the State of Tennessee currently utilizing the facility exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

The IRS is conducting an audit of $72.7 million in tax exempt bonds issued by the Hardeman County Correctional Facilities Corporation ("HCCFC") in 1997, the proceeds of which were used to construct a correctional facility in Hardeman County, Tennessee, owned by HCCFC. At the time the bonds were issued, Old CCA entered into a management agreement with respect to the correctional facility. By separate agreement, Old CCA agreed to pay any debt service deficits on the bonds. Subsequent to the issuance of the bonds, HCCFC paid Old CCA a discretionary bonus of approximately $4.1 million. The tax-exempt nature of the bonds is under review by the IRS. Because of the contractual relationship between Old CCA and the correctional facility, in the event the IRS determines that the bonds are taxable, there exists the risk that the Company as the successor to Old CCA may be required to remit all or a portion of the bonus received, or, in the alternative, repurchase the principal amount of the bonds, plus accrued interest. The Company intends to contest this matter vigorously.

Employment and Severance Agreements. Subsequent to June 30, 2000, the Company's board of directors terminated the Company's chief executive officer. Under certain employment and severance agreements, the former chief executive officer will continue to receive his salary and health, life and disability insurance benefits for a period of three years and will vest immediately in 140,000 shares of the Company's common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, will be recognized in the quarter ending September 30, 2000. The unamortized portion is based on the common stock trading price as of the date of grant which was during the fourth quarter of 1995.

YEAR 2000 COMPLIANCE

In 1999, the Company completed an assessment of its key information technology systems, including its client server and minicomputer hardware and operating systems and critical financial and non-financial applications, in order to ensure that these date sensitive critical information systems would properly recognize the Year 2000 as a result of the century change on January 1, 2000. Based on this assessment, the Company determined that these key information systems were Year 2000 compliant. The Company also evaluated its non-critical information technology systems for Year 2000 compliance and determined that such non-critical systems were compliant. The Company's systems did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000. In 1999, the Company also completed communications with third parties with whom it has important financial or operational relationships, including CCA, the lessee of the substantial majority of the Company's facilities, to determine the extent to which they were vulnerable to the Year 2000 issue. Based on responses from these third parties, including CCA, the Company determined that there were no third party related Year 2000 noncompliance issues that would have a material adverse impact on the Company's operations. These third parties, including CCA, did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000 that had a material adverse impact on the Company's operations.

The Company's information systems were Year 2000 compliant when acquired in the 1999 Merger, and as such, the Company incurred no significant expenses through June 30, 2000, and the Company does not expect to incur any significant costs in connection with the Year 2000 subsequent to June 30, 2000.

CCA incurred expenses allocable to internal staff, as well as costs for outside consultants, computer systems remediation and replacement and non-information technology systems remediation and replacement (including validation). Through June 30, 2000, CCA spent approximately $6.4 million which included $3.4 million related to the replacement of leased equipment, $2.4 million for travel and services and $0.6 million for software. These costs were expensed as incurred. CCA does not expect to incur any significant costs in connection with the Year 2000 subsequent to June 30, 2000.

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

The following table presents the Company's Funds from Operations for the three and six months ended June 30, 2000 and 1999:

                                              THREE MONTHS   THREE MONTHS  SIX MONTHS     SIX MONTHS
                                                  ENDED         ENDED         ENDED          ENDED
                                                 JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                                   2000          1999          2000           1999
                                                   ----          ----          ----           ----
                                                        (UNAUDITED AND AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS:
Net loss available to common shareholders        $(74,262)     $ 58,273      $(104,212)     $ 33,518
Plus: real estate depreciation                     13,407        10,502         26,331        20,419
Add back: provision for change in tax status           --            --             --        83,200
                                                 --------      --------      ---------      --------
                                                 $(60,855)     $ 68,775      $ (77,881)     $137,137
                                                 ========      ========      =========      ========

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. The CCA Leases generally contain provisions which will mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to CCA certain operating costs, including real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Additionally, the CCA Leases contain provisions which provide the Company with the opportunity to achieve increases in rental income in the future. It is anticipated that, in connection with the Restructuring, this agreement will be canceled.

                   PRISON REALTY TRUST, INC. AND SUBSIDIARIES

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposures are to changes in U.S. interest rates and foreign currency exchange rates. The Company is exposed to interest rate risk related to its Amended Bank Credit Facility and certain other indebtedness as discussed herein in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The interest on the Amended Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Bank Credit Facility was 100 basis points higher or lower, for the three and six months ended June 30, 2000, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $2.9 million and $5.8 million, respectively.

At June 30, 2000, the Company had outstanding $100.0 million of its 12% senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible notes with a fixed interest rate of 9.5% (which, subsequent to June 30, 2000, was increased by 0.5%), $30.0 million of convertible notes with a fixed interest rate of 7.5% (which, subsequent to June 30, 2000, was increased by 0.5%), and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of June 30, 2000, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% decrease in market interest rates would not have a material impact on the Company. The Company's bank credit facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

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

The Company's exposure to foreign currency exchange rate risk relates to its construction, development and leasing of the HMP Forrest Bank facility, located in Salford, England. The Company entered into a 25-year lease and recognized a receivable equal to the discounted cash flows to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. Under the terms of the agreements relating to such payments, such payments to the Company are denominated in British pounds, rather than in U.S. dollars. As a result, the Company bears the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At June 30, 2000, the receivables due the Company and denominated in British pounds totaled 58.7 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an additional $8.9 million increase in value of these receivables and gain on foreign currency transaction, and a hypothetical 10% decrease in the relative exchange rate would have resulted in an additional $8.9 million decrease in value of these receivables and loss on foreign currency transaction.

The Company has not hedged its exposure to these foreign currency exchange rate fluctuations.

                           PRISON REALTY TRUST, INC. AND SUBSIDIARIES

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

STOCKHOLDER LITIGATION

On December 29, 1999, a purported class action lawsuit was filed on behalf of the stockholders of the Company in the Chancery Court for Davidson County, Tennessee. The lawsuit, captioned Bernstein v. Prison Realty Trust, et al., names as defendants the Company and its directors, as well certain affiliates of Fortress Investment Group, LLC, Blackstone Realty Advisors and Bank of America Corporation ("Fortress/Blackstone"). The lawsuit alleges that the directors of the Company breached their fiduciary duties to the Company's stockholders by effectively selling control of the Company for inadequate consideration and without having adequately considered or explored all other alternatives to the proposed restructuring involving an equity investment by Fortress/Blackstone or having taken steps to maximize stockholder value. The plaintiffs seek an injunction preventing the completion of the Fortress/Blackstone restructuring, declaratory relief and costs and fees. On each of January 4, 2000 and January 12, 2000, nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives. The lawsuits, captioned Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., name as defendants the Company and its directors, as well as each of Fortress, Blackstone and Bank of America. These three actions were consolidated on February 18, 2000.

On December 30, 1999, a purported class action lawsuit was filed in federal court in the United States District Court for the Middle District of Tennessee, on behalf of the stockholders of the Company. The lawsuit, captioned Neiger v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. The lawsuit alleges violations of federal securities laws based on the allegation that the defendants knew or should have known that the Company would not make any further dividend payments on its common stock, including a special dividend, prior to the date on which it was disclosed to the public that the Company had entered into an agreement with respect to the Fortress/Blackstone restructuring and would not elect to be taxed as a REIT beginning with its 1999 taxable year, and therefore, certain statements made by the defendants prior to that time were false and misleading. The plaintiffs seek an unspecified amount of monetary damages, equitable and/or injunctive relief and costs and fees. On February 4, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of different purported class representatives. The lawsuit, captioned Anderson v. Doctor Crants, et al., names as defendants the Company, Doctor R. Crants and D. Robert Crants, III. On February 24, 2000, a nearly identical purported class action lawsuit was filed in the same court on behalf of a different purported class representative. The lawsuit, captioned Brody v. Prison Realty Trust, Inc. et al., names as defendants the Company, Doctor R. Crants, and D. Robert Crants, III. These three actions were consolidated on March 13, 2000. The plaintiffs filed a consolidated complaint on May 30, 2000. Additionally, on March 3, 2000, a similar lawsuit was filed on behalf of two plaintiffs in the

Chancery Court for the State of Tennessee, Twentieth Judicial District. The lawsuit, captioned Buchanan v. Prison Realty Trust, Inc., et al., names as defendants the Company, Doctor R. Crants, D. Robert Crants, III and Darrell K. Massengale and alleges violations of state common and securities laws based on claims substantially identical to those enumerated above.

The Company is also currently subject to two separate purported class actions filed in federal court in the United States District Court for the Middle District of Tennessee, alleging securities fraud in connection with the agreements entered into by the Company and CCA in May 1999 to increase payments made by the Company to CCA under the terms of certain agreements. The plaintiffs' class in In re Old CCA Securities Litigation consists of former shareholders of Old CCA who acquired shares of the Company as the result of the merger of Old CCA with and into the Company. The plaintiffs' class in In re Prison Realty Securities Litigation consists of former shareholders of Old Prison Realty who acquired shares of the Company as the result of the merger of Old Prison Realty with and into the Company and all persons who acquired shares of the Company in the open market prior to May 17, 1999. Each of these actions alleges violations of federal securities laws based, among other things, on the allegations that the Company and the individual defendants in the actions knew or should have known of the increased payments to CCA prior to the date that they were disclosed to the public, and therefore certain public filings and representations made by the Company and certain of the defendants were false and misleading. These two actions represent the consolidation of 16 complaints filed in May and June 1999. On March 24, 2000, a purported class action nearly identical to In re Prison Realty Securities Litigation was filed in the United States District Court for the Middle District of Tennessee. It is anticipated that the lawsuit, captioned Mikovits v. Prison Realty Trust, et. al., will be coordinated and/or consolidated with In re Prison Realty Securities Litigation. In addition, a purported stockholders' derivative complaint has been filed in the Chancery Court for Davidson County, Tennessee in Nashville, captioned Wanstrath v. Crants, et al., against the Company, CCA and persons who were directors at the time the Company entered into the agreements regarding the increased payments to CCA. The derivative action alleges, among other things, that the directors of the Company violated their fiduciary duties in approving the increased payments to CCA. The plaintiffs in this action have also moved for a preliminary injunction to prevent the payment of certain fees in connection with the Fortress/Blackstone restructuring and the payments to certain parties in connection with the Pacific Life restructuring.

The Company also is subject to a complaint filed in August 1998 in the Chancery Court for Davidson County, Tennessee, inherited from Old CCA as a result of Old CCA's merger with and into the Company. The lawsuit, captioned Dasburg, S.A. v. Corrections Corporation of America, et al., claims that Old CCA and the individual named defendants violated state law by making false and misleading statements in order to keep Old CCA's stock price at an artificially high level during the period from April 1997 through April 1998, so that the individual named defendants could sell shares of Old CCA stock at inflated prices.

The Company is defending vigorously its actions in each of the stockholder lawsuits described herein. It is possible additional lawsuits will be filed, or that the existing complaints filed in connection with the Fortress/Blackstone restructuring and/or the Pacific Life restructuring will be amended in connection with the proposed restructuring transactions. It is also possible that the Company's liability in regard to the stockholder lawsuits will exceed the Company's insurance coverage limits and will have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. It is also possible that any settlement of the stockholder lawsuits will include the issuance by the Company of a significant amount of equity securities which issuance would cause dilution to the Company's existing stockholders. In addition, as previously described, the terms of the Waiver and Amendment provide that it shall be an event of default under the Amended Bank Credit Facility if the Company settles its currently outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies.

OTHER LITIGATION

The Company. The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al. alleged that the defendants engaged in unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, CCA, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages. While the outcome of this lawsuit is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon it business or financial position.

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

On June 9, 2000, a complaint was filed in federal court in the United States District Court for the Southern District of New York by Fortress/Blackstone to recover in excess of $24.0 million in fees, consisting of a transaction termination fee of $7.5 million, a $15.7 million commitment fee, and certain expenses allegedly owed them under the terms of the Fortress/Blackstone securities purchase agreement as the result of the companies' termination of the agreement. The payment of these fees is also subject to certain claims in the stockholder litigation described above.

On October 15, 1998, a complaint captioned Fredrick & May Construction Co. v. U.S. Corrections Corporation was filed in the Circuit Court for Lee County, Kentucky alleging a breach of contract regarding the construction of improvements to two correctional facilities acquired when Old Prison Realty purchased and merged with U.S. Corrections Corporation ("USCC"). Frederick & May Construction Co. ("Fredrick & May") alleged that it had valid contracts for the completion of the improvements and that the contracts were wrongfully terminated. The issue of damages in this matter was tried to a jury in June 2000, subsequent to the court granting summary judgment in favor of Frederick & May on the issue of the existence of a contract. The jury returned a verdict against USCC in an amount of approximately $1.0 million. The plaintiff's motion to assess and determine the amount of prejudgment interest, if any, is presently pending before the Court. The Company has vigorously defended this action to date and is in the process of appealing the judgment.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporations Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employees Retirement Income Security Act ("ERISA"), including but not limited to failure to manage the assets of the ESOP in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent, and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. It is expected that all or a portion of any liability resulting from this claim will be covered by insurance. While the outcome of this lawsuit is not determinable, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company.

CCA. In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against CCA's inmate transportation subsidiary TransCor America, LLC ("TransCor"). The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et. al., names as defendants TransCor and its directors. The lawsuit alleges that two drivers sexually assaulted and raped the plaintiff during her transportation to a facility in Texas. While the case is in the very early stages of discovery, the plaintiff recently submitted a $21.0 million settlement demand. CCA and TransCor intend to defend the action vigorously. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance.

CCA and/or its officers and directors are also subject to certain of the stockholder and other litigation previously described which, if resolved against CCA, could result in a material adverse effect upon its business or financial position.

With the exception of the foregoing matters, neither the Company nor CCA is presently subject to any material litigation nor, to the Company's of CCA's knowledge, is any litigation threatened against the Company or CCA, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance, and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company and/or CCA.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2000, the Company was not, and the Company is not currently, in default under the terms of its indebtedness as the result of the obtainment of the waivers and amendment to such indebtedness described in Items 1. and 2. of
Part I herein.

In connection with the Company's attainment of the Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding 8.0% Series A Cumulative Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Accordingly, the Company did not make such payment with respect to the second quarter of 2000 when such payment was due on or about July 15, 2000. Dividends with respect to the 8.0% Series A Cumulative Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the Waiver and Amendment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On Monday, July 31, 2000, the Company filed definitive proxy materials with the Commission with respect to the restructuring. The Company is seeking the approval of its stockholders with respect to the completion of the Restructuring at a special meeting of its stockholders scheduled for Tuesday, September 15, 2000. The Company commenced mailing of the proxy materials to its stockholders on July 31, 2000.

ITEM 5.  OTHER INFORMATION.

APPOINTMENT OF CHIEF EXECUTIVE OFFICER

On Friday, August 4, 2000, the board of directors of the Company named John D. Ferguson as the chief executive officer and president of the Company. The Company's board of directors also elected Mr. Ferguson to the board of directors of the Company and to serve as its vice-chairman. On August 4, 2000, the board of directors of CCA also named Mr. Ferguson as the chief executive officer and president of CCA and elected him to its board of directors. Mr. Ferguson replaced

Thomas W. Beasley as the interim chief executive officer of the Company and CCA. Mr. Beasley was named as interim chief executive officer of the companies after the termination of Doctor R. Crants on July 28, 2000. Mr. Ferguson also replaced
J. Michael Quinlan as the president of the companies. Mr. Quinlan will continue to serve as the chief operating officer of the companies, as well as the executive vice president of each of the companies. The Company now intends to commence the search for a new chief financial officer of the Company.

In connection with Mr. Ferguson's appointment as the chief executive officer and president of the Company, the Company entered into an employment agreement with Mr. Ferguson, dated August 4, 2000 (the "Employment Agreement"). The Employment Agreement is included herewith as Exhibit 10.1, and is incorporated herein in its entirety. Under the terms of the Employment Agreement, the Company has issued Mr. Ferguson the option to purchase an aggregate of 2,000,000 shares of the Company's common stock. Options to purchase 500,000 shares of common stock at an exercise price of $2.38 per share vested on the date of the Employment Agreement, options to purchase 500,000 shares of common stock at an exercise price of $2.38 per share will vest on the first anniversary of the date of the Employment Agreement; options to purchase 500,000 shares of common stock at an exercise price of $5.00 per share will vest on the second anniversary of the date of the Employment Agreement; and options to purchase 500,000 shares of common stock at an exercise price of $7.50 per share will vest on the third anniversary of the date of the Employment Agreement. Under the terms of the Employment Agreement and related option agreement, certain of these options may be forfeited by Mr. Ferguson upon the termination of his employment with the Company. The form of option agreement entered into with Mr. Ferguson is attached as an exhibit to the Employment Agreement and is incorporated herein in its entirety.

APPOINTMENT OF CHAIRMAN OF THE BOARD OF DIRECTORS

On Tuesday, August 8, 2000, William F. Andrews was elected to serve as a member of the board of directors of the Company and to serve as its chairman. Mr. Andrews replaced Thomas W. Beasley as the chairman of the board of directors of the Company. Mr. Beasley will continue to serve as a director of the Company.

As the result of the election of Mr. Andrews to the board of directors of the Company, as well as the election of Mr. Ferguson previously discussed, the board of directors of the Company currently consists of the following eight members:
William F. Andrews, chairman, Thomas W. Beasley, C. Ray Bell, Jean-Pierre Cuny, Ted Feldman, John D. Ferguson, Joseph V. Russell, and Charles W. Thomas. Under Maryland law, each of Messrs. Andrews and Ferguson will be required to stand for election at the next annual meeting of the stockholders of the Company currently scheduled for November or December, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         2.1 Agreement and Plan of Merger, dated as of June 30, 2000, by and among Prison Realty Trust, Inc. (the "Company"), CCA Acquisition Sub, Inc. and Corrections Corporation of America ("CCA"). (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2000 and incorporated herein by this reference) (certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

         10.1 Employment Agreement, dated August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as an exhibit thereto.

         10.2 Securities Purchase Agreement as executed by the Company, CCA, Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI") on April 16, 2000 with the following exhibits attached: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among Prison Realty, CCA Acquisition Sub, Inc., PMSI Acquisition Sub, Inc. and JJFMSI Acquisition Sub, Inc., and CCA, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of Prison Realty; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of Prison Realty ; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock (filed herewith); (v) as Exhibit E thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (vi) as Exhibit F thereto, the Form of Warrant; and (vii) as Exhibit G thereto, the Form of Registration Rights Agreement (the Securities Purchase Agreement, together with items (i), (iii), (iv), (v), (vi),
                  (vii), have been previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 18, 2000 and incorporated herein by this reference, with the Agreement and Plan of Merger having been previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 28, 1999 and incorporated herein by this reference).

         10.3 Waiver and Amendment, dated as of June 9, 2000, by and among the Company, as Borrower, certain of the Company's subsidiaries as Subsidiary Guarantors, the Lenders, and Lehman Commercial Paper Inc., as Administrative Agent (the "Waiver and Amendment") (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2000 and incorporated herein by this reference).

         10.4 Second Master Amendment to Lease Agreements, dated June 9, 2000, by and between the Company and CCA (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2000 and incorporated herein by this reference).

         10.5 Amendment Number One to Amended and Restated Tenant Incentive Agreement, dated June 9, 2000, by and between the Company and CCA (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2000 and incorporated herein by this reference).

         10.6 Amendment Number One to Business Development Agreement, dated June 9, 2000, by and between the Company and CCA (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2000 and incorporated herein by this reference).

         10.7 Amendment Number One to Amended and Restated Services Agreement, dated June 9, 2000, by and between the Company and CCA (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2000 and incorporated herein by this reference).

         10.8 Mutual Termination and Release Agreement dated June 30, 2000, by and among the Company, CCA, PMSI, and JJFMSI, on the one hand, and Pacific Life Insurance Company ("Pacific Life"), on the other hand (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.9 Mutual Written Consent to Terminate Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA Acquisition Sub, Inc., PMSI Acquisition Sub, Inc., JJFMSI Acquisition Sub, Inc., CCA, PMSI, and JJFMSI (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.10 Stock Purchase Agreement, dated as of June 30, 2000, by and between the Company and Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates (previously filed as Exhibit
                  10.3 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.11 Form of Waiver and Amendment, dated as of June 30, 2000, by and between the Company and MDP Ventures IV LLC, with form of replacement note and PIK note attached thereto as Exhibit B and D, respectively, (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on July

                  3, 2000 and incorporated herein by this reference) (certain additional exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

         10.12 Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B. (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2000 and incorporated herein by this reference) (certain additional exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

         27.1     Financial Data Schedule (For SEC use only).

(b)      Reports on Form 8-K

         The Company's Current Report on Form 8-K, as filed with the Commission on April 10, 2000 (File no. 0-25245), relating to the Company's receipt of a definitive agreement executed by Pacific Life with respect to a transaction intended to serve as an alternative to the previously announced restructuring transaction led by Fortress/Blackstone and the Company's submission of such agreement to Fortress/Blackstone pursuant to their right to match the terms of such agreement.

         The Company's Current Report on Form 8-K, as filed with the Commission on April 18, 2000 (File no. 0-25245), relating to the Company's execution of the securities purchase agreement with Pacific Life and the Company's termination of the Fortress/Blackstone securities purchase agreement.

         The Company's Current Report on Form 8-K, as filed with the Commission on June 13, 2000 (File no. 0-25245), relating to the Company's receipt of the Waiver and Amendment.

         The Company's Current Report on Form 8-K, as filed with the Commission on July 3, 2000 (File no. 0-25245), relating to the termination of the Pacific Life securities purchase agreement and the Restructuring.

         The Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2000 (File no. 0-25245), relating to the Company's the termination of Doctor R. Crants as its chief executive officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PRISON REALTY TRUST, INC.

Date: August 14, 2000                 /S/ Vida H. Carroll
                                      ------------------------------------------
                                      Vida H. Carroll
                                      Chief Financial Officer/
                                      Chief Accounting Officer