Form 10-Q
period 2000-09-30
CORRECTIONS CORP OF AMERICA/MD
filed 2000-11-14
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-25245

              CORRECTIONS CORPORATION OF AMERICA (FORMERLY KNOWN AS
                           PRISON REALTY TRUST, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MARYLAND                                      62-1763875
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE 37215
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (615) 263-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
         (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  (Outstanding shares of the issuer's common stock, $0.01 par value per share, as of November 13, 2000)

                                   159,068,246

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                                           PAGE
PART I. - FINANCIAL INFORMATION

Item 1.       Financial Statements ................................................................................   2
a)            Condensed Combined and Consolidated Balance Sheets (Unaudited) as of
              September 30, 2000 and December 31, 1999 ............................................................   3
b)            Condensed Combined and Consolidated Statements of Operations (Unaudited) for
              the three and nine months ended September 30, 2000 and 1999 .........................................   5
c)            Condensed Combined and Consolidated Statements of Cash Flows (Unaudited)
              for the nine months ended September 30, 2000 and 1999 ...............................................   7
d)            Notes to Condensed Combined and Consolidated Financial Statements
              (Unaudited) .........................................................................................  10
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...........................................................................  56
Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................................  99

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................... 101
Item 2.       Changes in Securities and Use of Proceeds............................................................ 104
Item 3.       Defaults Upon Senior Securities...................................................................... 104
Item 4.       Submission of Matters to a Vote of Security Holders.................................................. 104
Item 5.       Other Information.................................................................................... 105
Item 6.       Exhibits and Reports on Form 8-K..................................................................... 105

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

This Quarterly Report on Form 10-Q (the "Form 10-Q") contains various financial information related to Corrections Corporation of America, a Maryland corporation (the "Company" or "CCA") (formerly Prison Realty Trust, Inc.), and its two service subsidiaries, Prison Management Services, Inc., a Tennessee corporation ("PMSI"), and Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation ("JJFMSI"). The accompanying combined financial statements included on pages 3 - 9 present the consolidated financial statements of the Company (formerly Prison Realty Trust, Inc.) as of and for the three and nine months ended September 30, 2000 combined with the financial statements of PMSI and JJFMSI as of and for the one month ended September 30, 2000. The accompanying consolidated financial statements as of December 31, 1999 and for the three and nine months ended September 30, 1999 have not been combined with the financial statements of PMSI and JJFMSI. Please refer to Note 4 on pages 15
- 22 for a complete description of the combined financial statements and combining financial statement schedules presenting the individual financial statements of the Company (formerly Prison Realty Trust, Inc.), PMSI and JJFMSI as of and for the three and nine months ended September 30, 2000.

This Form 10-Q also contains financial information related to the privately held prison management company, Corrections Corporation of America, a Tennessee corporation ("Operating Company"), as of and for the three and nine months ended September 30, 2000. Operating Company was merged with and into a wholly owned subsidiary of CCA on October 1, 2000, subsequent to the end of the third quarter 2000. As a result, the financial information of Operating Company is not included in the accompanying financial statements presented on pages 3 - 9. Please refer to Note 15 herein for summarized financial data of Operating Company and "Operating Company Financial Information" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more detailed financial information concerning Operating Company.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

               CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Combined              Consolidated
                                                September 30, 2000      December 31, 1999
                                                (see Notes 1 & 4)
                                                ------------------      ------------------
CURRENT ASSETS:
    Cash and cash equivalents                   $           16,501      $           84,493
    Restricted cash                                          9,571                  24,409
    Accounts receivable, net of allowances                  49,412                   5,105
    Receivable from Operating Company                        7,962                  28,608
    Receivable from PMSI and JJFMSI                             --                   1,283
    Income tax receivable                                   34,756                      --
    Prepaid expenses                                         1,636                     166
    Deferred tax assets (See Note 10)                       11,977                      --
    Other current assets                                     9,561                   5,635
                                                ------------------      ------------------
        Total current assets                               141,376                 149,699
PROPERTY AND EQUIPMENT, NET                              2,166,472               2,208,496
OTHER ASSETS:
    Notes receivable                                       137,616                 137,000
    Investments in direct financing leases                 146,227                  70,255
    Investment in affiliates and others                     21,955                 118,232
    Other assets                                            56,278                  52,240
                                                ------------------      ------------------
        Total assets                            $        2,669,924      $        2,735,922
                                                ==================      ==================

    The accompanying Notes to Condensed Combined and Consolidated Financial
              Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

               CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)



                                                                Combined
                                                            September 30, 2000         Consolidated
                                                            (See Notes 1 & 4)        December 31, 1999
                                                            ------------------       ------------------
CURRENT LIABILITIES:
    Accounts payable                                        $           26,904       $           36,564
    Payables to Operating Company                                       25,529                    3,316
    Accrued salaries and wages                                           4,837                      208
    Accrued interest                                                    10,284                   14,968
    Income taxes payable                                                 8,968                    5,476
    Distributions payable                                                4,735                    2,150
    Other accrued expenses                                             128,613                   15,855
    Bank credit facility (See Note 8)                                  967,782                  928,234
    Senior notes (See Note 8)                                          100,000                  100,000
    Convertible subordinated notes and other debt (See Note 8)          79,108                   70,757
                                                            ------------------       ------------------
        Total current liabilities                                    1,356,760                1,177,528

    Deferred tax liabilities (See Note 10)                             180,906                   32,000
    Deferred gains on sales of contracts                                63,523                  106,045
    Other liabilities                                                      413                       --
                                                            ------------------       ------------------
        Total liabilities                                            1,601,602                1,315,573
                                                            ------------------       ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred Stock - Series A, $.01 (one cent) par value;
       20,000 shares authorized; 4,300 and 4,300 shares
       issued and outstanding, stated at liquidation
       preference of $25 (twenty-five dollars) per share               107,500                  107,500
    Preferred Stock - Series B, $.01 (one cent) par value;
       12,000 shares authorized; 6,148 and 0 issued;
       6,148 and 0 outstanding                                         144,994                       --
    Common Stock - Class A; $0.01 (one cent) par value;
       300,000 shares authorized; 118,566 and 118,406
       issued; 118,554 and 118,394 outstanding                           1,186                    1,184
    Additional paid-in capital                                       1,203,706                1,347,227
    Retained deficit                                                  (393,240)                 (35,320)
    Treasury stock, at cost                                               (242)                    (242)
                                                            ------------------       ------------------
        Equity of CCA                                                1,063,904                1,420,349
                                                            ------------------       ------------------
    Equity of PMSI                                                       2,339                       --
    Equity of JJFMSI                                                     2,079                       --
                                                            ------------------       ------------------
        Total stockholders' equity                                   1,068,322                1,420,349
                                                            ------------------       ------------------
        Total liabilities and stockholders' equity          $        2,669,924       $        2,735,922
                                                            ==================       ==================

    The accompanying Notes to Condensed Combined and Consolidated Financial
              Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Combined          Consolidated         Combined          Consolidated
                                                       Three Months         Three Months        Nine Months         Nine Months
                                                           Ended               Ended               Ended               Ended
                                                     September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                     (See Notes 1 & 4)                       (See Notes 1 & 4)
                                                     ------------------  ------------------  ------------------  ------------------
REVENUES:
    Management                                       $           26,066  $               --  $           26,066  $               --
    Rental                                                       15,464              67,075              38,390             196,543
    Trade name use agreement from Operating Company               2,324               2,192               7,566               6,510
                                                     ------------------  ------------------  ------------------  ------------------
                                                                 43,854              69,267              72,022             203,053
                                                     ------------------  ------------------  ------------------  ------------------
EXPENSES:
    Operating                                                    21,691                  --              21,792                  --
    Trade name use agreement to Operating Company                   501                  --                 501                  --
    Lease                                                           256                  --                 256                  --
    Administrative service fee to Operating Company                 900                  --                 900                  --
    General and administrative                                    4,174               1,979              10,752               4,586
    Depreciation and amortization                                15,439              11,224              41,770              31,643
    Write-off of amounts under lease
       arrangements (See Note 15)                                 3,504                  --              11,920                  --
    Impairment loss (See Note 6)                                 19,239                  --              19,239                  --
                                                     ------------------  ------------------  ------------------  ------------------
                                                                 65,704              13,203             107,130              36,229
                                                     ------------------  ------------------  ------------------  ------------------
OPERATING INCOME (LOSS)                                         (21,850)             56,064             (35,108)            166,824

    Equity (earnings) loss and amortization of
        deferred gains                                            1,770              (6,950)             (7,218)            (22,107)
    Interest expense, net                                        35,741               5,902              95,501               9,170
    Other income (See Note 9)                                    (3,099)                 --              (3,099)                 --
    Strategic investor fees (See Note 7)                          4,850                  --              33,003                  --
    Unrealized foreign currency transaction
        loss (See Note 6)                                         2,012                  --               9,440                  --
    Loss on disposals of assets (see Note 16)                     3,023                  --               3,324               1,631
    Stockholder litigation settlements (See Note 12)             75,406                  --              75,406                  --
    Write-off of loan costs                                          --               8,967                  --               8,967
                                                     ------------------  ------------------  ------------------  ------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST                                           (141,553)             48,145            (241,465)            169,163

PROVISION FOR INCOME TAXES (See Note 10)                        109,888                  --             109,888              83,200
                                                     ------------------  ------------------  ------------------  ------------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                     (251,441)             48,145            (351,353)             85,963
                                                     ------------------  ------------------  ------------------  ------------------
MINORITY INTEREST IN NET LOSS OF PMSI AND
   JJFMSI                                                           318                  --                 318                  --
                                                     ------------------  ------------------  ------------------  ------------------

NET INCOME (LOSS)                                              (251,123)             48,145            (351,035)             85,963
                                                     ------------------  ------------------  ------------------  ------------------



                                  (CONTINUED)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)

                                                          Combined          Consolidated         Combined          Consolidated
                                                       Three Months         Three Months        Nine Months         Nine Months
                                                           Ended               Ended               Ended               Ended
                                                     September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                     (See Notes 1 & 4)                       (See Notes 1 & 4)
                                                     ------------------  ------------------  ------------------  ------------------
NET INCOME (LOSS)                                        $(251,123)           $  48,145           $(351,035)           $  85,963
DIVIDENDS TO PREFERRED STOCKHOLDERS - A                     (2,150)              (2,150)             (6,450)              (6,450)
DIVIDENDS TO PREFERRED STOCKHOLDERS - B                       (435)                  --                (434)                  --
                                                         ---------            ---------           ---------            ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                             $(253,708)           $  45,995           $(357,919)           $  79,513
                                                         =========            =========           =========            =========
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS PER COMMON SHARE:
BASIC                                                    $   (2.14)           $    0.39           $   (3.02)           $    0.70
                                                         =========            =========           =========            =========
DILUTED                                                  $   (2.14)           $    0.39           $   (3.02)           $    0.69
                                                         =========            =========           =========            =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC (SEE NOTE 13)                           118,458              118,196             118,421              114,003
                                                         =========            =========           =========            =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED (SEE NOTE 13)                         118,458              118,315             118,421              114,547
                                                         =========            =========           =========            =========

      The accompanying Notes to Condensed Combined and Consolidated Financial
                Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                                               Combined           Consolidated
                                                                                              Nine Months          Nine Months
                                                                                                 Ended               Ended
                                                                                           September 30, 2000    September 30, 1999
                                                                                              (See Note 4)
                                                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $         (351,035)   $           85,963
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
        Depreciation and amortization                                                                  41,770                31,643
        Amortization of debt issuance costs                                                            11,161                 4,586
        Provision for change in tax status                                                            125,024                83,200
        Deferred income taxes                                                                          16,216                    --
        Equity in (earnings) losses of unconsolidated entities and amortization of
          deferred gain                                                                                (7,218)              (22,107)
        Write-off of amounts under lease arrangements                                                  11,920                    --
        Write-off of loan costs                                                                            --                 8,967
        Foreign currency transaction loss                                                               9,440                    --
        Other noncash items                                                                             1,673                 1,750
        Loss on disposals of assets                                                                     3,325                 1,631
        Writedown on properties held for sale                                                          19,239                    --
        Minority interest                                                                                (318)                   --
        Changes in assets and liabilities, net:
             Accounts receivable                                                                       (2,183)              (16,930)
             Receivable from Operating Company                                                         20,646                13,890
             Receivable from PMSI and JJFMSI                                                            1,283                   586
             Income tax receivable                                                                    (34,756)               (8,937)
             Prepaid expenses                                                                            (342)                 (338)
             Other assets                                                                                 884               (21,434)
             Accounts payable                                                                         (25,184)              (54,974)
             Payables to Operating Company                                                              3,413                 1,904
             Income taxes payable                                                                       3,492                    --
             Other accrued expenses                                                                    92,960                 8,771
             Deferred gains on sales of contracts                                                          62                    --
                                                                                           ------------------    ------------------
                                     Net cash provided by (used in) operating activities              (58,528)              118,171
                                                                                           ------------------    ------------------

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                                                               Combined           Consolidated
                                                                                              Nine Months          Nine Months
                                                                                                 Ended               Ended
                                                                                           September 30, 2000    September 30, 1999
                                                                                              (See Note 4)
                                                                                           ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment, net                                               $          (73,731)   $         (456,794)
    (Increase) decrease in restricted cash                                                             14,838                (7,017)
    Cash acquired in purchase of CCA Prison Realty Trust                                                   --                21,894
    Payments under lease arrangements to Operating Company                                                 --               (51,071)
    Increase in other assets                                                                             (529)                 (500)
    Payments received on investments in affiliates                                                      6,686                14,915
    Payments received on direct financing leases and notes receivable                                   3,842                 3,767
                                                                                           ------------------    ------------------
                            Net cash used in investing activities                                     (48,894)             (474,806)
                                                                                           ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt/borrowings                                                              --                40,000
    Proceeds from issuance of short-term debt                                                           6,400                    --
    Proceeds from line of credit, net                                                                  39,548               346,382
    Proceeds from issuance of senior notes                                                                 --               100,000
    Payments on debt                                                                                      (63)               (2,788)
    Payment of debt issuance costs                                                                    (10,388)              (53,729)
    Proceeds from issuance of common stock                                                                 --               130,831
    Preferred stock issuance costs                                                                       (175)                   --
    Payment of dividends                                                                                  (81)                   --
    Distributions paid on common stock                                                                     --              (209,054)
    Proceeds from exercise of stock options and warrants                                                   --                (6,450)
    Distributions paid on preferred shares                                                             (4,300)                   --
    Purchase of common stock                                                                             (200)                   --
    Purchase of treasury stock by PMSI and JJFMSI                                                     (13,304)                   --
    Proceeds from exercise of stock options and warrants                                                   --                    45
                                                                                           ------------------    ------------------
                            Net cash provided by financing activities                                  17,444               345,237
                                                                                           ------------------    ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (89,985)              (11,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD (includes
    September 1, 2000 cash balances of PMSI and JJFMSI of $9,987 and
    $12,006, respectively)                                                                            106,486                31,141
                                                                                           ------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                               $           16,501    $           19,743
                                                                                           ==================    ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (Net of capitalized amounts of $9.3 million and $29.1 million,
             respectively)                                                                 $           95,339    $           12,194
                                                                                           ==================    ==================
        Income taxes                                                                       $            2,475    $            8,937
                                                                                           ==================    ==================


     The accompanying Notes to Condensed Combined and Consolidated Financial
              Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)
                                   (CONTINUED)


                                                                                      Combined
                                                                                     Nine Months         Consolidated
                                                                                        Ended            Nine Months
                                                                                  September 30, 2000         Ended
                                                                                     (See Note 4)     September 30, 1999
                                                                                  ------------------  ------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES-INCREASES (DECREASES) TO CASH:
A real estate property was leased subject to a direct financing lease:
         Real estate properties                                                   $           89,426  $               --
         Investments in direct financing leases                                              (89,426)                 --
                                                                                  ------------------  ------------------

                                                                                  $               --  $               --
                                                                                  ==================  ==================
Notes payable were issued in exchange for accounts
      payable and accrued interest:
      Accounts payable and accrued expenses                                       $           (2,014) $               --
      Convertible subordinated notes and other debt                                            2,014                  --
                                                                                  ------------------  ------------------
                                                                                  $               --  $               --
                                                                                  ==================  ==================
Long-term debt was converted into common stock:
      Other assets                                                                $               --  $            1,161
      Long-term debt                                                                              --             (47,000)
      Common stock                                                                                --                  50
      Additional paid-in capital                                                                  --              45,789
                                                                                  ------------------  ------------------
                                                                                  $               --  $               --
                                                                                  ==================  ==================
The Company acquired treasury stock and issued common stock
    through the exercise of stock options:
         Common stock                                                             $               --  $                1
         Additional paid-in capital                                                               --                 241
         Retained earnings                                                                        --                  --
         Treasury stock, at cost                                                                  --                (242)
                                                                                  ------------------  ------------------
                                                                                  $                   $               --
                                                                                  ==================  ==================
The Company acquired CCA Prison Realty Trust's assets and liabilities for stock:
          Restricted cash                                                         $               --  $          (17,188)
          Property and equipment                                                                  --          (1,323,100)
          Other assets                                                                            --              (9,496)
          Accounts payable and accrued expenses                                                   --              29,248
          Line of credit                                                                          --             279,600
          Distributions payable                                                                   --               2,150
          Common stock                                                                            --                 253
          Preferred stock                                                                         --                  43
          Additional paid-in capital                                                              --           1,081,161
          Retained earnings                                                                       --              43,817
          Accumulated distributions                                                               --             (64,594)
                                                                                  ------------------  ------------------
                       Net cash acquired                                          $               --  $           21,894
                                                                                  ==================  ==================

     The accompanying Notes to Condensed Combined and Consolidated Financial
              Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

                  NOTES TO CONDENSED COMBINED AND CONSOLIDATED
                     FINANCIAL STATEMENTS SEPTEMBER 30, 2000

1.  ORGANIZATION AND OPERATIONS

Prison Realty Trust, Inc., a Maryland corporation now known as Corrections Corporation of America (the "Company" or "CCA"), was formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following the mergers of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), with and into the Company (the "1999 Merger"). As more fully discussed in Note 17 herein, effective October 1, 2000, the Company completed a series of previously announced restructuring transactions (collectively, the "Restructuring"). As part of the Restructuring, the Company's primary tenant, Corrections Corporation of America, a privately-held Tennessee corporation formerly known as Correctional Management Services Corporation ("Operating Company"), was merged with and into a wholly owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). In connection with the Restructuring and the Operating Company Merger, the Company amended its Charter to, among other things, remove provisions relating to the Company's operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America".

This Quarterly Report on Form 10-Q (the "Form 10-Q") contains various financial information related to the Company (formerly Prison Realty Trust, Inc.) and its two service subsidiaries, Prison Management Services, Inc., a Tennessee corporation ("PMSI"), and Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation ("JJFMSI"). The accompanying combined financial statements included on pages 3 - 9 present the consolidated financial statements of the Company (formerly Prison Realty Trust, Inc.) as of and for the three and nine months ended September 30, 2000 combined with the financial statements of PMSI and JJFMSI as of and for the one month ended September 30, 2000. The accompanying consolidated financial statements as of December 31, 1999 and for the three and nine months ended September 30, 1999 have not been combined with the financial statements of PMSI and JJFMSI. Please refer to Note 4 on pages 15
- 22 for a complete description of the combined financial statements and combining financial statement schedules presenting the individual financial statements of the Company (formerly Prison Realty Trust, Inc.), PMSI and JJFMSI as of and for the three and nine months ended September 30, 2000.

This Form 10-Q also contains financial information related to Operating Company, the privately held management company, as of and for the three and nine months ended September 30, 2000. Operating Company was merged with and into a wholly owned subsidiary of the Company on October 1, 2000, subsequent to the end of the third quarter 2000. As a result, the financial information of Operating Company is not included in the accompanying financial statements presented on pages 3 - 9. Please refer to Note 15 herein for summarized financial data of Operating Company and "Operating Company Financial Information" contained in the Company's Management's Discussion and Analysis on pages 70 - 73 for more detailed financial information concerning Operating Company.

OPERATIONS

Since the 1999 Merger and through September 30, 2000, the Company had specialized in acquiring, developing and owning correctional and detention facilities. Operating Company has been a private prison management company that operated and managed the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company has been dependent on Operating Company for a significant source of its income. In addition, the Company paid Operating Company for services rendered to the Company in the development of its correctional and detention facilities. See the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000 (the "Company's Form 10-K"), and Note 15 herein for a description of the historical contractual relationships between the Company and Operating Company. As a result of liquidity issues facing Operating Company and the Company, the parties amended the contractual agreements between the Company and Operating Company during 2000. For a more complete description of these amendments, see Note 15 herein.

As required by its governing instruments, the Company operated and has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes with respect to its taxable year ended December 31, 1999. In connection with the completion of the Restructuring (as more fully discussed in Note 17 herein), on September 12, 2000, the Company's stockholders approved an amendment to the Company's Charter to remove the requirements that the Company elect to be taxed and qualify as a REIT for federal income tax purposes commencing with the Company's 2000 taxable year. As such, the Company will operate and be taxed as a subchapter C corporation with respect to its taxable year ended December 31, 2000 and thereafter. Refer to Note 12 herein for additional information regarding the Company's existing contingent tax matters and refer to Notes 10 and 17 herein for additional information regarding the Company's change in tax status as a result of the Restructuring.

As the result of the acquisition of Operating Company on October 1, 2000 and the expected acquisition of PMSI and JJFMSI during the fourth quarter of 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. The Company will provide a full range of related services to governmental agencies, including managing, designing and constructing new facilities and redesigning and renovating older facilities.

2. FINANCIAL CONDITION OF THE COMPANY AND AMENDMENTS TO OPERATING COMPANY LEASES AND OTHER AGREEMENTS

Financial Condition

The Company incurred a net loss for the three and nine months ended September 30, 2000 of $251.1 million and $351.0 million, respectively, and had a net working capital deficiency of $1.2 billion at September 30, 2000. As a result of the financial condition of the Company and Operating Company, certain existing or potential events of default arose under the provisions of the Company's indebtedness in January 2000. In addition, certain of the proposed Restructuring transactions involving the Company were not permitted under the terms of the Company's indebtedness. In June 2000, the Company obtained waivers of previously existing events of default under, and amendments to, the provisions of its Amended Bank Credit Facility, as hereinafter defined (the "June 2000 Waiver and Amendment") and its convertible subordinated notes to permit the Restructuring and the amendments to the Operating Company Leases and the other contractual arrangements between the Company and Operating Company. At September 30, 2000, the Company was not in compliance with certain applicable financial covenants contained in the amended and restated credit agreement governing the Company's Amended Bank Credit Facility (the "Amended and Restated Credit Agreement"), including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. The Company is required to provide Lehman Commercial Paper Inc., the administrative agent of the Amended Bank Credit Facility ("Lehman"), a certificate on a quarterly basis demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 calendar days after the close of each fiscal quarter, subject to an applicable grace period of five calendar additional days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility. As more fully described in Note 8 herein, the Company has initiated the process of soliciting the approval and consent of the requisite percentage of the senior lenders to amend the terms of the Amended and Restated Credit Agreement to replace certain existing financial covenants contained therein and to permit certain additional transactions by the Company (the "Proposed Consent and Amendment"). There can be no assurance, however, that the Proposed Consent and Amendment will be obtained on or before November 17, 2000 and that, as a result, the Company will not be in default under the terms of the Amended Bank Credit Facility, its 12.0% senior notes or its convertible subordinated notes. Refer to Note 8 for discussion of the in pact of a potential event of default.

Prior to September 30, 2000, the Company's business was the ownership, development and leasing of correctional and detention facilities to qualified third parties and government agencies. As the lessor of correctional and detention facilities, the Company has been dependent upon the ability of its tenants to make lease payments to the Company. Operating Company has been the lessee of a substantial majority of the Company's facilities. Prior to September 30, 2000, Operating Company leased 35 of the 44 correctional and detention facilities owned by the Company. In addition, the Company owns two office buildings, one leased to Operating Company and one leased to TransCor America, LLC, a wholly owned subsidiary of Operating Company ("TransCor"). Therefore, the Company has been dependent for a substantial portion of its revenues on Operating Company's ability to make the lease payments required under its lease arrangements with Operating Company (the "Operating Company Leases") for such facilities.

Operating Company incurred a net loss of $77.5 million and $216.9 million for the three and nine months ended September 30, 2000, respectively, and had a net working capital deficiency and a net capital deficiency at September 30, 2000. Due to Operating Company's liquidity position, Operating

Company was unable to make timely rental payments to the Company under the original terms of the Operating Company Leases and had been required to defer all scheduled payments of accrued interest on the $137.0 million promissory note payable by Operating Company to the Company (the "Operating Company Note") as more fully discussed in Note 15 herein.

The Company and Operating Company had previously amended the original terms of the Operating Company Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, Operating Company agreed to pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to Operating Company's revolving credit facility (subject to adjustment if and to the extent that such rate of interest under such existing revolving credit facility was adjusted) from the date such payment would have been payable under the original terms of the Operating Company Leases until the date such payment was actually paid. Operating Company's obligation to make payments under the Operating Company Leases was not secured by any of the assets of Operating Company, although the obligations under the Operating Company Leases were cross-defaulted so that the Company could terminate all of the Operating Company Leases if Operating Company failed to make required lease payments.

On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000, totaling approximately $226.1 million, related to the Operating Company Leases, the interest due on the unpaid Operating Company Leases balances and the interest accrued on the Operating Company Note. See Note 15 herein for a more complete discussion of the agreement to forgive these unpaid balances.

As of December 31, 1999, Operating Company was in default under the provisions of its revolving credit facility, although such events of default were waived subsequent to December 31, 1999. On September 15, 2000, Operating Company replaced its revolving credit facility with a new revolving credit facility, as further described in Note 15 herein, and was in compliance with the provisions of its new revolving bank credit facility as of November 14, 2000.

As a result of Operating Company's financial and liquidity condition, the independent public accountants of Operating Company indicated in their opinion on Operating Company's 1999 consolidated financial statements that there is substantial doubt about Operating Company's ability to continue as a going concern. Matters such as continued operating losses by Operating Company, declarations of events of default by the Company's and Operating Company's creditors, the inability of Operating Company to make contractual payments to the Company under the original terms of such agreements and the Company's limited resources available to meet its operating, capital expenditure and debt service requirements have had a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows. The Company's independent public accountants indicated in their opinion on the Company's 1999 consolidated financial statements that there is substantial doubt about the Company's ability to continue as a going concern. The condensed combined and consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

In order to address certain of the liquidity issues facing both the Company and Operating Company, effective October 1, 2000, the Company completed certain elements of the Restructuring and the Operating Company Merger, as more fully discussed in Note 17 herein. As a result of the Restructuring and the Operating Company Merger on October 1, 2000, the existing Operating Company Leases were cancelled. Although the Company has completed certain elements of the Restructuring and completed the Operating Company Merger, thereby simplifying the corporate structure and relationship between Operating Company and the Company, the Company has limited resources currently available to it to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its Amended Bank Credit Facility, as hereinafter defined, to meet these requirements. Subject to the obtainment of the Proposed Consent and Amendment, the Company believes that it will have sufficient resources to meet its operating, capital and debt service requirements. There is no assurance, however, that the Company will obtain the Proposed Consent and Amendment.

Management is currently developing a plan to improve operating profits as well as address the overall financial condition of the Company including, but not limited to: (i) the potential refinancing of all or a portion of the Company's borrowings; (ii) capital raising transactions; (iii) renegotiating the operating management contracts with customers of Operating Company, PMSI, and JJFMSI; (iv) cost containment strategies; (iv) potential asset divestitures; and (v) refining the Company's financial projections. The implementation of this plan could result in significant cash and noncash charges to the Company's statement of operations in future periods including, but not limited to: losses on disposition of assets, asset impairment charges, write-off of unamortized debt issuance costs, costs incurred in the issuance of debt or equity, employee severance costs, and professional fees.

AMENDMENTS TO OPERATING COMPANY LEASES AND OTHER AGREEMENTS

In an effort to address the liquidity needs of Operating Company prior to the completion of the Restructuring, and as permitted by the terms of the June 2000 Waiver and Amendment to the Company's Amended Bank Credit Facility, the Company and Operating Company amended the terms of the Operating Company Leases in June 2000. As a result of this amendment, lease payments under the Operating Company Leases were due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and Operating Company agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the Operating Company Leases, due June 30, 2000, until September 30, 2000.

As of September 29, 2000, the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000 related to the Operating Company Lease, including unpaid interest, as further described in Note 15 herein.

In connection with the amendments to the Operating Company Leases deferring a substantial portion of the rental payments due to the Company thereunder, the terms of the June 2000 Waiver and Amendment to the Company's Amended Bank Credit Facility conditioned the effectiveness of the June 2000 Waiver and Amendment upon the deferral of the Company's payment of fees to Operating Company which would otherwise be payable pursuant to the terms of the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement, each as hereinafter defined. The Company and Operating Company deferred, with interest, the payment of such amounts. The terms of Operating Company's revolving credit facility, as amended pursuant to the terms of a waiver obtained from the lenders under the revolving credit facility, permitted the deferral of these payments. In connection with the Operating Company Merger, the Operating Company Leases, Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement were cancelled, as more fully described in Notes 15 and 17 herein.

During 2000, the Company has recognized rental income, net of reserves, from Operating Company based on the actual cash payments received. In addition, the Company has continued to record its obligations to Operating Company under the various agreements discussed above.

See Note 17 regarding the Restructuring of the Company as part of management's ongoing efforts to address its current liquidity and capital constraints.

3.   1999 MERGER TRANSACTIONS

For a complete description of the 1999 Merger transactions, please see the information contained in the Company's Form 10-K.

4.   BASIS OF PRESENTATION

The condensed combined and consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly owned subsidiaries as of and for each period presented. The condensed combined and consolidated financial statements also include the accounts of PMSI and JJFMSI as of September 30, 2000 and for the month ended September 30, 2000 on a combined basis.

The Company holds equity investments in PMSI and JJFMSI which entitle the Company to 95% of each of PMSI's and JJFMSI's economic interests. Prior to September 1, 2000, the Company has accounted for its investments in PMSI and JJFMSI under the equity method due to the nonconsolidation rules governing the financial reporting of REITs.

During the month of September 2000, wholly owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI's and JJFMSI's respective non-management, outside shareholders to reacquire all of the outstanding voting stock of those non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments.

Due to the repurchase by the wholly owned subsidiaries PMSI and JJFMSI of the non-management, outside shareholders' equity interests, the Company is required to include the financial position and results of operations of each of PMSI and JJFMSI in the Company's financial statements on a combined basis as of a date no later than the date the equity interests of the non-management, outside shareholders were reacquired. The accompanying condensed combined and consolidated financial statements reflect the combined results of operations of PMSI and JJFMSI beginning September 1, 2000. The resulting increase in the Company's assets and liabilities as of September 1, 2000 as a result of combining the balance sheets of PMSI and JJFMSI has been treated as a non-cash transaction in the accompanying combined statement of cash flows for the nine months ended September 30, 2000, with the September 1, 2000 cash balances of PMSI and JJFMSI included in cash and cash equivalents, beginning of period. Consistent with the Company's previous financial statement presentations, the Company has presented its economic interests in each of PMSI and JJFMSI under the equity method for all periods prior to September 1, 2000. All material intercompany transactions and balances have been eliminated in combining the consolidated financial statements of the Company and its wholly owned subsidiaries with the respective financial statements of PMSI and JJFMSI.

Although the Company's consolidated financial position and results of operations presented in the accompanying financial statements are presented on a combined basis with the financial positions and results of operations of PMSI and JJFMSI, the Company does not control the assets and liabilities of either PMSI or JJFMSI. Additionally, the Company is only entitled to receive dividends on its non-voting common stock upon declaration by the respective boards of directors of PMSI and JJFMSI. As such, the following financial information presents the Company's, PMSI's and JJFMSI's individual balance sheets as of September 30, 2000 on a combining basis and the Company's individual statements of operations and cash flows for the three months ending September 30, 2000 and PMSI's and JJFMSI's individual statements of operations and cash flows for the one month ending September 30, 2000 on a combining basis.

               Corrections Corporation of America and Subsidiaries
                      (formerly Prison Realty Trust, Inc.)
                            Combining Balance Sheets
                               September 30, 2000
                      (Unaudited and Amounts in Thousands)

                                                  CONSOLIDATED                                    COMBINING
                      ASSETS                           CCA             PMSI         JJFMSI         ENTRIES         COMBINED
                      ------                           ---             ----         ------         -------         --------
   CURRENT ASSETS:
      Cash and cash equivalents                      $    2,386      $  1,740      $12,375      $        --      $   16,501
      Restricted cash                                     9,571            --           --               --           9,571
      Accounts receivable, net of allowances              5,136        23,918       20,358               --          49,412
      Receivable from Operating Company                   7,962            --           --               --           7,962
      Receivable from PMSI and JJFMSI                    12,000            --           --           (6,000)H            --
                                                                                                     (6,000)I            --
      Income tax receivable                              28,882         2,328        3,546               --          34,756
      Prepaid expenses                                      594           687          355               --           1,636
      Deferred tax assets                                 9,130         1,553        1,294               --          11,977
      Other current assets                                6,989         1,389        1,183               --           9,561
                                                     ----------      --------      -------      -----------        ----------
         Total current assets                            82,650        31,615       39,111          (12,000)        141,376

   PROPERTY AND EQUIPMENT, NET                        2,133,387        15,321       17,764                        2,166,472
   OTHER ASSETS:
      Notes receivable                                  137,000           616           --               --         137,616
      Investments in direct financing leases            146,227            --           --               --         146,227
      Investment in contracts                                --        23,545       10,358          (22,986)E            --
                                                                                                    (11,714)F            --
                                                                                                        797 G            --
      Investment in affiliates and others               104,824            --        4,623          (44,442)C        21,955
                                                             --            --           --          (39,508)D            --
                                                             --            --           --             (797)G            --
                                                             --            --           --           (1,828)A            --
                                                             --            --           --             (917)B            --
      Deferred tax assets                                    --         2,047        1,040           (3,087)J            --
      Other                                              54,486           287        1,505               --          56,278
                                                     ----------      --------      -------        ---------      ----------
         Total assets                                $2,658,574      $ 73,431      $74,401        $(136,482)     $2,669,924
                                                     ==========      ========      =======        =========      ==========


                                  (CONTINUED)

                 Corrections Corporation of America Subsidiaries
                      (formerly Prison Realty Trust, Inc.)
                             Combining Balance Sheet
                               September 30, 2000
                      (Unaudited and Amounts in Thousands)
                                   (Continued)


                                                      CONSOLIDATED                                     COMBINING
LIABILITIES AND STOCKHOLDERS' EQUITY                      CCA             PMSI         JJFMSI           ENTRIES           COMBINED
------------------------------------                      ---             ----         ------           -------           --------



   CURRENT LIABILITIES:
      Accounts payable                                $    13,108      $     7,230     $   6,566       $        --       $   26,904
      Payable to CCA                                           --            6,000         6,000            (6,000)H             --
                                                                                                            (6,000)I
      Payables to Operating Company                        17,768            4,080         3,681                --           25,529
      Accrued salaries and wages                              690            1,491         2,656                --            4,837
      Accrued interest                                     10,284               --            --                --           10,284
      Income taxes payable                                  8,968               --            --                --            8,968
      Distributions payable                                 4,735               --            --                --            4,735
      Dividends payable to CCA                                 --            1,828           917            (1,828)A             --
                                                                                                              (917)B
      Other accrued expenses                              116,184            5,835         6,594                            128,613

      Bank credit facility                                967,782               --            --                --          967,782
      Senior notes                                        100,000               --            --                --          100,000
      Convertible subordinated notes and other
       debt                                                72,708               --         6,400                --           79,108
                                                      -----------      -----------     ---------       -----------       ----------
         Total current liabilities                      1,312,227           26,464        32,814           (14,745)       1,356,760

      Deferred tax liabilities                            183,993               --            --            (3,087)J        180,906
      Deferred gains on sales of contracts                 98,037              186            --           (22,986)E         63,523
                                                                                                           (11,714)F
      Other liabilities                                       413               --            --                --              413
                                                      -----------      -----------     ---------       -----------       ----------

         Total liabilities                              1,594,670           26,650        32,814           (52,532)       1,601,602
                                                      -----------      -----------     ---------       -----------       ----------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
      Preferred Stock - Series A                          107,500              --             --                --          107,500
      Preferred Stock - Series B                          144,994              --             --                --          144,994
      Common Stock - Class A; $0.01 (one cent)
        par value                                           1,186              --             --                --            1,186
      Additional paid-in capital                        1,203,706              --             --                --        1,203,706
      Retained deficit                                   (393,240)             --             --                --         (393,240)
      Treasury stock, at cost                                (242)             --             --                --             (242)
                                                      -----------      -----------     ---------       -----------        ----------
      Equity of CCA                                     1,063,904               --            --                --        1,063,904
                                                      -----------      -----------     ---------       -----------       ----------
      Equity of PMSI                                           --           46,781            --           (44,442)C          2,339
      Equity of JJFMSI                                         --               --        41,587           (39,508)D          2,079
                                                      -----------      -----------     ---------       -----------       ----------
         Total stockholders' equity                     1,063,904           46,781        41,587           (83,950)       1,068,322
                                                      -----------      -----------     ---------       -----------       ----------
         Total liabilities and stockholders' equity   $ 2,658,574      $    73,431     $  74,401       $  (136,482)      $2,669,924
                                                      ===========      ===========     =========       ===========       ==========


A PMSI Dividend Payable to CCA
B JJFMSI Dividend Payable to CCA
C Eliminate and reclassify 95% of PMSI's net equity
D Eliminate and reclassify 95% of JJFMSI's net equity
E Eliminate CCA Deferred Gain against PMSI investments in contracts
F Eliminate CCA Deferred Gain against JJFMSI investments in contracts
G Eliminate excess investment in contracts against investment in affiliates
H Eliminate the $6,000 indemnification fee for PMSI
I Eliminate the $6,000 indemnification  fee for JJFMSI
J Reclassify Non-current Deferred Tax Assets to Net with Non-current Deferred
  Tax Liabilities

                       Corrections Corporation of America
                      (formerly Prison Realty Trust, Inc.)
                        Combining Statement of Operations
                      Three Months Ended September 30, 2000
                      (Unaudited and Amounts in Thousands)



                                                       Consolidated     One Month     One Month
                                                       Three Months       Ended         Ended
                                                      Ended September   September     September      Combining
                                                            CCA            PMSI         JJFMSI        Entries         Combined
                                                        ----------       --------      --------       -------         ---------
REVENUES:
   Management                                           $       --       $ 14,431      $ 11,635       $                $ 26,066
   Rental                                                   15,464             --                                        15,464
   Trade name use agreement from Operating Company           2,324             --                                         2,324
                                                        ----------       --------      --------       -------         ---------

                                                            17,788         14,431        11,635                          43,854
                                                        ----------       --------      --------       -------         ---------

EXPENSES:
   Operating                                                   207         11,861         9,623                          21,691
   Trade name use agreement to Operating Company                --            278           223                             501
   Lease                                                        --             22           234                             256
   Administrative service fee to Operating Company                            450           450                             900
   General and administrative                                3,886            209            79                           4,174
   Depreciation and amortization                            14,112            869           458                          15,439
   Write-off of amounts under lease
      arrangements (See Note 15)                             3,504             --                                         3,504
   Impairment loss (See Note 6)                             19,239             --                                        19,239
                                                        ----------       --------      --------       -------         ---------
                                                            40,948         13,689        11,067             0            65,704
                                                        ----------       --------      --------       -------         ---------
OPERATING INCOME (LOSS)                                    (23,160)           742           568             0           (21,850)

   Equity (earnings) loss and amortization of
            deferred gain                                    7,902             --           (95)       (6,037)A           1,770
   Interest expense, net                                    35,765              4           (28)                         35,741
   Other income                                             (3,099)            --            --                          (3,099)
   Strategic investor fees (See Note 7)                     (7,150)         6,000         6,000                           4,850
   Unrealized foreign currency transaction
      loss (See Note 6)                                      2,012                                                        2,012
   (Gain) loss on disposals of assets (See Note 16)           (604)            --         3,627                           3,023
   Stockholder litigation settlements (See Note 12)         75,406             --                                        75,406
                                                        ----------       --------      --------       -------         ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                        (133,392)        (5,262)       (8,936)        6,037          (141,553)

PROVISION (BENEFIT) FOR INCOME TAXES (See Note 10)         117,731         (3,193)       (4,650)                        109,888
                                                        ----------       --------      --------       -------         ---------

NET LOSS BEFORE MINORITY INTEREST                         (251,123)        (2,069)       (4,286)        6,037          (251,441)

MINORITY INTEREST IN NET LOSS OF PMSI AND
 JJFMSI                                                         --                                        318 A             318
                                                        ----------       --------      --------       -------         ---------
NET LOSS                                                  (251,123)        (2,069)       (4,286)        6,355          (251,123)

DIVIDENDS TO PREFERRED STOCKHOLDERS - A                      2,150             --            --            --             2,150
DIVIDENDS TO PREFERRED STOCKHOLDERS - B                        435             --            --            --               435
                                                        ----------       --------      --------       -------         ---------

NET LOSS AVAILABLE TO COMMON
 STOCKHOLDERS                                           $ (253,708)      $ (2,069)     $ (4,286)      $ 6,355         $(253,708)
                                                        ==========       ========      ========       =======         =========

            A-Eliminate equity earnings and establish minority interest

                    Corporation of America and Subsidiaries
                      (formerly Prison Realty Trust, Inc.)
                        Combining Statement of Operations
                       Nine Month Ended September 30, 2000
                      (Unaudited and Amounts in Thousands)


                                                        Consolidated      One Month     One Month
                                                         Nine Months        Ended         Ended
                                                       Ended September    September     September      Combining
                                                            CCA             PMSI          JJFMSI        Entries         Combined
                                                         ----------        --------       -------       -------         ---------
REVENUES:
   Management                                            $       --        $ 14,431       $11,635       $               $  26,066
   Rental                                                    38,390              --            --                          38,390
   Trade name use agreement from Operating Company            7,566              --            --                           7,566
                                                         ----------        --------       -------       -------         ---------
                                                             45,956          14,431        11,635                          72,022
                                                         ----------        --------       -------       -------         ---------
EXPENSES:
   Operating                                                    308          11,861         9,623                          21,792
   Trade name use agreement to Operating Company                                278           223                             501
   Lease                                                                         22           234                             256
   Administrative service fee to Operating Company                              450           450                             900
   General and administrative                                10,464             209            79                          10,752
   Depreciation and amortization                             40,443             869           458                          41,770
   Write-off of amounts under lease
      arrangements (See Note 15)                             11,920                                                        11,920
   Impairment loss (See Note 6)                              19,239                                                        19,239
                                                         ----------        --------       -------       -------         ---------
                                                             82,374          13,689        11,067                         107,130
                                                         ----------        --------       -------       -------         ---------
OPERATING INCOME (LOSS)                                     (36,418)            742           568                         (35,108)

   Equity earnings and amortization of
            deferred gain                                    (1,086)             --           (95)       (6,037) A         (7,218)
   Interest expense, net                                     95,525               4           (28)                         95,501
   Other income                                               3,099              --            --                           3,099
   Strategic investor fees (See Note 7)                      21,003           6,000            --                          33,003
   Unrealized foreign currency transaction
      loss (See Note 6)                                       9,440              --         6,000                           9,440
   (Gain) loss on disposals of assets (See Note 16)            (303)             --         3,627                           3,324
   Stockholder litigation settlements (See Note 12)          75,406              --            --                          75,406
                                                         ----------        --------       -------       -------         ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                         (233,304)         (5,262)       (8,936)        6,037          (241,465)

PROVISION (BENEFIT) FOR INCOME TAXES (See Note 10)          117,731          (3,193)       (4,650)                        109,888
                                                         ----------        --------       -------       -------         ---------

NET LOSS BEFORE MINORITY INTEREST                          (351,035)         (2,069)       (4,286)        6,037          (351,353)

MINORITY INTEREST IN NET LOSS OF PMSI AND
 JJFMSI                                                          --                                         318  A            318
                                                         ----------        --------       -------       -------         ---------
NET LOSS                                                   (351,035)         (2,069)       (4,286)        6,355          (351,035)

DIVIDENDS TO PREFERRED STOCKHOLDERS - A                       6,450              --            --            --             6,450
DIVIDENDS TO PREFERRED STOCKHOLDERS - B                         434              --            --            --               434
                                                         ----------        --------       -------       -------         ---------

NET LOSS AVAILABLE TO COMMON
 STOCKHOLDERS                                            $ (357,919)       $ (2,069)      $(4,286)      $ 6,355         $(357,919)
                                                         ==========        ========       =======       =======         =========

          A Eliminate equity earnings and establish minority interest

               Corrections Corporation of America and Subsidiaries
                      (formerly Prison Realty Trust, Inc.)
                        Combining Statement of Cash Flows
                  For the Nine Months Ended September 30, 2000
                      (Unaudited and Amounts in Thousands)

                                                             Consolidated
                                                             Nine Months   One Month     One Month
                                                              September    September     September    Combining
                                                                 CCA          PMSI        JJFMSI       Entries       Combined
                                                              ---------      -------      -------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(351,035)     $(2,069)     $(4,286)     $   6,355      $(351,035)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                40,443          869          458                        41,770
    Amortization of debt issuance costs                          11,161           --           --             --         11,161
    Provision for change in tax status                          125,024           --           --             --        125,024
    Deferred income taxes                                        17,839         (122)      (1,501)                       16,216
    Equity in (earnings) losses of unconsolidated
     entities and amortization of deferred gain                  (1,087)          --          (94)        (6,037)        (7,218)
    Write-off of amounts under lease agreement                   11,920           --           --                        11,920
    Foreign currency transaction loss                             9,440           --           --                         9,440
    Other noncash items                                           1,653           14            6                         1,673
    Loss on disposals of assets                                    (303)          --        3,628                         3,325
    Writedown on properties held for sale                        19,239           --           --                        19,239
    Minority interest                                                --           --           --           (318)          (318)
    Changes in assets and liabilities, net:
         Accounts receivable                                       (539)       1,010       (2,654)                       (2,183)
         Receivable from Operating Company                       20,646           --           --                        20,646
         Receivable from PMSI and JJFMSI                        (10,717)          --           --         12,000          1,283
         Income tax receivable                                  (28,882)      (2,328)      (3,546)                      (34,756)
         Prepaid expenses                                          (428)          35           51                          (342)
         Other assets                                            (3,548)         600        3,832                          (884)
         Accounts payable                                       (23,456)      (1,564)        (164)                      (25,184)
         Payable to Operating Company                             2,532          468          413                         3,413
         Payables to CCA                                             --        6,000        6,000        (12,000)             0
         Income taxes payable                                     3,492           --           --             --          3,492
         Other accrued expenses                                  98,554       (2,612)      (2,982)                       92,960
         Deferred gains on sales of contracts                        --           62           --                            62
                                                              ---------      -------      -------      ---------      ---------
            Net cash provided by (used in)
              operating activities                              (58,052)         363         (839)            --        (58,528)
                                                              ---------      -------      -------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                     (73,441)        (287)         (10)                      (73,738)
   Decrease in restricted cash                                   14,838           --           --                        14,838
   Increase in other assets                                        (529)          --           --                          (529)
   Payments received on investments in affiliates                 6,686           --           --                         6,686
   Payments received on direct financing leases and
     notes receivable                                             3,842           --           --                         3,842
                                                              ---------      -------      -------      ---------      ---------

            Net cash used in investing activities               (48,604)        (287)         (10)            --        (48,901)
                                                              ---------      -------      -------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term debt                         --           --        6,400                         6,400
   Proceeds from line of credit, net                             39,548           --           --                        39,485
   Payment on debt                                                  (63)          --           --             --            (63)
   Payment of debt issuance costs                               (10,261)          --         (120)                      (10,381)
   Preferred stock issuance costs                                  (175)          --           --                          (175)
   Payment of dividends                                              --          (81)          --                           (81)
   Distributions paid on preferred shares                        (4,300)          --           --                        (4,300)
   Purchase of common stock                                        (200)          --           --             --           (200)
   Purchase of treasury stock by PMSI and JJFMSI                     --       (8,242)      (5,062)                      (13,304)
                                                              ---------      -------      -------      ---------      ---------
            Net cash provided by (used in)
             financing activities                                24,549       (8,323)       1,218             --         17,444
                                                              ---------      -------      -------      ---------      ---------

               Corrections Corporation of America and Subsidiaries
                      (formerly Prison Realty Trust, Inc.)
                       Combining Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000
                                 (in Thousands)
                                   (Continued)

                                                                                                       Combining
                                                                 CCA          PMSI         JJFMSI       Entries       Combined
                                                              ---------      -------      -------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                     (82,106)      (8,247)         369              0        (89,984)

CASH AND CASH EQUIVALENTS, beginning of period                   84,493        9,987       12,006              0        106,486
                                                              ---------      -------      -------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                      $   2,387      $(1,740)     $12,375      $      --      $  16,502
                                                              =========      =======      =======      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the period for:
        Interest                                              $  95,306      $    22      $    11      $      --      $  95,339
                                                              =========      =======      =======      =========      =========

        Income taxes                                          $     741      $   751      $   983      $      --      $   2,475
                                                              =========      =======      =======      =========      =========




         The accompanying interim condensed combined and consolidated financial statements are unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the Company's Form 10-K with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

         5.       OTHER CURRENT ASSETS

         As of September 30, 2000 and December 31, 1999, other current assets consists of the following (in thousands):

                                                              September 30, 2000         December 31, 1999
                                                              ------------------         -----------------
Current portion of direct financing lease                         $   4,951                   $  3,804
Other                                                                 4,610                      1,831
                                                                  ---------                   --------
                  Total other current assets                      $   9,561                   $  5,635
                                                                  =========                   ========

6.       PROPERTY AND EQUIPMENT

At September 30, 2000, the Company owned 44 correctional and detention facilities with an aggregate cost of $2.2 billion. At September 30, 2000, Operating Company leased 35 correctional and detention facilities from the Company, governmental agencies leased six facilities from the Company, and private operators leased three facilities from the Company. At September 30, 2000, the Company also owned two corporate office buildings, one of which was leased to Operating Company and one of which was leased to TransCor. All existing Operating Company Leases were cancelled as a result of the Restructuring. See Note 17 herein for a discussion of the Restructuring.

Eleven of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase or otherwise assume the ownership of these facilities. In addition, three of the facilities are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these three properties over the term of the ground lease.

Included in Property and Equipment are approximately 268 acres of land in California and approximately 83 acres in Maryland and the District of Columbia. During the third quarter of 2000, the Company's management determined either not to pursue further development or to reconsider the use of the land. As such, the Company has reduced the carrying values of the land to their approximate net realizable value ($1.5 million as of September 30, 2000), resulting in a charge of $19.2 million for the three and nine months ended September 30, 2000.

During January 2000, the Company completed construction, at a cost of approximately $89.4 million, of an 800-bed medium-security prison in Salford, England and entered into a 25-year lease with Agecroft Prison Management, Inc., a Tennessee corporation ("APM"). The Company is accounting for the lease as a direct financing lease. APM, a joint venture owned 50% by JJFMSI and 50% by Sodexho Alliance, S.A. ("Sodexho"), is managing the operation of the prison for the U.K. government.

In connection with the Company's Salford, England facility, the Company has a direct financing lease, a note receivable and certain other short-term receivables denominated in British pounds. Transaction gains and losses that arise from exchange rate fluctuations on these assets are included in the results of operations as incurred. As a result, the Company recognized realized foreign currency transaction losses of $0.2 million and $0.3 million and unrealized foreign currency transaction losses of $2.0 million and $9.4 million for the three and nine months ended September 30, 2000, respectively.

See Note 2 herein for a discussion of management's plans which could affect the carrying values of property and equipment.

7. OTHER ACCRUED EXPENSES

As of September 30, 2000 and December 31, 1999, other accrued expenses consists of the following (in thousands):


                                               September 30, 2000    December 31, 1999
                                               ------------------    -----------------
Stockholder litigation settlement                  $  75,406            $      --
Strategic investor fees                               28,965                1,148
Other                                                 24,242               14,707
                                                   ---------            ---------
          Total other accrued expenses             $ 128,613            $  15,855
                                                   =========            =========

As discussed more fully in Note 12 herein, the Company has entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. The definitive settlement agreements provide that the Company will pay or issue the plaintiffs an aggregate of: (i) approximately $47.5 million in cash payable solely from the proceeds under certain insurance policies; and (ii) approximately $75.4 million in shares of the Company's common stock. As of September 30, 2000, the Company has accrued $75.4 million associated with the future common stock issuance under the stockholder litigation settlement.

On April 16, 2000, the Company terminated previously existing agreements with a group of investors led by the Fortress/Blackstone investment group ("Fortress/Blackstone") regarding a series of previously announced restructuring transactions in favor of a restructuring led by Pacific Life Insurance Company ("Pacific Life"). Subsequently, on June 30, 2000, the Company terminated its agreements with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the Restructuring, including the Operating Company Merger, the Company terminated the services of one of its financial advisors during the third quarter of 2000. Under the terms of the Company's agreement with the financial advisor, the Company may be required to pay such advisor $5.0 million as a fee for investment advisory services. The Company is currently reviewing its obligations under such agreement. As a result of the termination of the Fortress/Blackstone led restructuring, under the terms of the securities purchase agreement with Fortress/Blackstone, the Company may be obligated to pay Fortress/Blackstone a $15.7 million commitment fee and a $7.5 million break-up fee. In connection with the termination of both the Fortress/Blackstone led restructuring and the Pacific Life led restructuring, the Company may be obligated to reimburse these parties for certain expenses incurred by them. As of September 30, 2000, the Company has accrued approximately $29.0 million in strategic investor fees in connection with the termination of the Fortress/Blackstone, Pacific Life, and financial advisor restructuring transaction agreements.

8.  DEBT

THE CREDIT FACILITY AND AMENDED CREDIT FACILITY

TERMS AND CONDITIONS

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

On August 4, 1999, the Company completed an amendment and restatement of the bank credit facility (the "Amended Bank Credit Facility") increasing amounts available to the Company under the original bank credit facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $0.9 million through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the original bank credit facility was changed to December 31, 2002, with the maturity of the revolving loan under the bank credit facility remaining January 1, 2002. Lehman replaced NationsBank, N.A. as administrative agent of the Amended Bank Credit Facility.

The Amended Bank Credit Facility, similar to the original bank credit facility, provided for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. Similar to the terms of the original bank credit facility, the Amended Bank Credit Facility (prior to the execution of the June 2000 Waiver and Amendment) was to bear interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. Prior to the June 2000 Waiver and Amendment, the spread ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. Prior to the June 2000 Waiver and Amendment, the term loan portions of the Amended Bank Credit Facility were to bear interest at a variable rate equal to 3.75% to 4.0% in excess of LIBOR, or 2.25% to 2.5% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR, or 1.75% in excess of a base rate, in the original bank credit facility.

The rating on the Company's bank indebtedness was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the Company's senior unsecured indebtedness was lowered from B1 to B2, and the rating on the Company's 8.0% Series A Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), was lowered from Ba3 to B3. As a result, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility was increased by 0.5%. The rating on the Company's indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to the rating adjustment. Upon the lenders' determination that the Company is in default under the terms of the Amended Bank Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.0%. As discussed below, prior to the execution of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility, the Company was in default under the Amended Bank Credit Facility and, consequently, was subject to the default rate of interest, effective from January 25, 2000 until June 9, 2000. As a result of the execution of the June 2000 Waiver and Amendment, however, the Company has not been in default under the Amended Bank Credit Facility and has not been obligated to continue to pay the applicable default rate of interest with respect to outstanding amounts under the Amended Bank Credit Facility.

The Company incurred costs of $59.2 million during 1999 in consummating the original bank credit facility and the Amended Bank Credit Facility transactions, including $41.2 million related to the Amended and Restated Credit Agreement. The Company wrote off $9.0 million of unamortized costs as interest expense related to the original bank credit facility upon completion of the Amended and Restated Bank Credit Facility in 1999. The Company also incurred and capitalized costs of approximately $9.0 million in consummating the June 2000 Waiver and Amendment described below.

In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

The Amended Bank Credit Facility, similar to the terms of the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. Prior to execution of the June 2000 Waiver and Amendment, the Amended Bank Credit Facility contained certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios; and (b) restrictions on the incurrence of additional indebtedness.

The Amended Bank Credit Facility also restricted the Company's ability to pay any cash dividends in connection with its qualification as a REIT. As a result, the Company distributed shares of its Series B Preferred Stock as described in
Note 11 herein in connection with the satisfaction of its remaining REIT distribution requirements for its 1999 taxable year.

JUNE 2000 WAIVER AND AMENDMENT

Following the approval of the requisite senior lenders under the Amended Bank Credit Facility, the Company, certain of its wholly owned subsidiaries, various lenders and Lehman, as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended and Restated Credit Agreement. Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Amended and Restated Credit Agreement that resulted from: (i) the financial condition of the Company and Operating Company;

(ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. The June 2000 Waiver and Amendment also contained certain amendments to the Amended and Restated Credit Agreement, including the replacement of existing financial ratios contained in the Amended and Restated Credit Agreement applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly payments of amounts due for interest beginning July 2000.

In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company completed the Restructuring, including the Operating Company Merger, the amendment of its Charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year, the restructuring of management and the distribution of shares of its Series B Cumulative Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), as described in Notes 17 and 11, respectively, herein. The June 2000 Waiver and Amendment also amended the terms of the Amended and Restated Credit Agreement to permit (i) the amendment of the Operating Company Leases and the other contractual arrangements between the Company and Operating Company, and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment. The Company has amended the Operating Company Leases as allowed for under the 2000 Waiver and Amendment but has not yet merged each of PMSI and JJFMSI with the Company.

The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company's currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company's then existing revolving credit facility.

As the result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments with respect to the Company's Salford, England facility; and (iii) the sale-leaseback of the Company's headquarters. Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility.

As a result of the June 2000 Waiver and Amendment, the interest rate applicable to outstanding borrowings under the Amended Bank Credit Facility was increased by 0.5%.

In connection with the June 2000 Waiver and Amendment, the Company borrowed $25.0 million at the time of the execution of the June 2000 Waiver and Amendment and an additional $25.0 million subsequently.

As of November 14, 2000, the Company was in compliance with the above provisions of the June 2000 Waiver and Amendment, although certain potential events of default existed as described below.

POTENTIAL EVENTS OF DEFAULT AND PROPOSED CONSENT AND AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED CREDIT AGREEMENT

On September 30, 2000, the Company was not in compliance with the following applicable financial covenants contained in the Company's Amended and Restated Credit Agreement: (i) debt service coverage ratio; (ii) interest coverage ratio;
(iii) leverage ratio; and (iv) net worth. The Company is required to provide to Lehman a certificate demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 days after the close of each fiscal quarter, subject to an applicable grace period of five additional days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility.

In addition, effective September 29, 2000, Operating Company and each of PMSI and JJFMSI amended the terms of the Administrative Services Agreements by and between the Company and each of PMSI and JJFMSI to: (i) increase, as of January 1, 2000, the administrative services fee paid by each of PMSI and JJFMSI to Operating Company and its successor as a result of the Operating Company Merger from $260,000 per month to $450,000 per month, and (ii) to include, as of January 1, 2000, a monthly payment to Operating Company and its successor from PMSI and JJFMSI for the use of the name "Corrections Corporation of America" in an amount equal to 2.0% of the monthly management revenues of PMSI and JJFMSI (the "Administrative Services Amendments"). Effective September 29, 2000, each of PMSI and JJFMSI have agreed to pay the Company $6.0 million in exchange for a full indemnity by the Company for any and all liabilities incurred by PMSI or JJFMSI in connection with the settlement or disposition of certain litigation known as Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. (the "Indemnification Agreements"). These agreements could potentially result in an event of default under the Amended and Restated Credit Agreement. However, it is anticipated that if the Proposed Consent and Amendment is obtained, these agreements will not result in the declaration of an event of default by the lenders under the Amended Bank Credit Facility.

The Company, through Lehman, has initiated the process of soliciting the consent of the requisite percentage of the senior lenders to the Proposed Consent and Amendment. The Proposed Consent and Amendment, if effected, would replace the previously existing financial covenants contained in the Amended and Restated Credit Agreement with the following financial covenants, each as defined in the Proposed Consent and Amendment: (i) total leverage ratio; (ii) post merger interest coverage ratio; (iii) fixed charge coverage ratio; (iv) ratio of total indebtedness to total capitalization; (v) minimum post merger EBIDTA; and (vi) total beds occupied ratio.

In addition, the Proposed Consent and Amendment would consent to the execution of the Administrative Services Amendments and the execution of the Indemnification Agreements. The Proposed Consent and Amendment would also amend the Amended and Restated Credit Agreement to permit the mergers of each of PMSI and JJFMSI with and into the wholly owned subsidiary of the Company into which Operating Company was previously merged.

The Proposed Consent and Amendment further provides that the Company will be required to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Proposed Consent and Amendment as any combination of the following transactions, which together would result in net cash proceeds to the Company of $100.0 million: (i) an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders; (ii) any other offering of the Company's common stock or certain types of the Company's preferred stock; (iii) issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Credit Facility; (iv) certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters. The Proposed Consent and Amendment also contains limitations upon the use of proceeds obtained from the completion of such "capital raising events". The requirements relating to"capital raising events" contained in the Proposed Consent and Amendment would replace the requirement currently contained in the Amended and Restated Credit Agreement that the Company use commercially reasonably efforts to consummate a rights offering on or before December 31, 2000.

The maturities of the loans under the Amended Bank Credit Facility, as well as the interest applicable to such loans, would remain unchanged as a result of the Proposed Consent and Amendment. In consideration of the Proposed Consent and Amendment, the Company will be required to pay to the lenders under the Amended Bank Credit Facility a fee of $500,000.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. If an event of default arises under the terms of the Amended and Restated Credit Agreement as a result of the Company's failure to obtain the Proposed Consent and Amendment, or as a result of the acceleration of the Company's other indebtedness, the senior lenders under the Amended Bank Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the Company's outstanding borrowings under the Amended and Restated Credit Agreement. There can also be no assurance that the lenders under the Amended Bank Credit Facility will consent to the Proposed Consent and Amendment or will not seek to declare an event of default if the Proposed Consent and Amendment is not executed prior to November 17, 2000.

In addition, the Company's 12.0% senior notes, the Company's $40.0 million convertible subordinated notes and the Company's $30.0 million convertible subordinated notes contain provisions which generally allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations under the Amended Bank Credit Facility are subject to acceleration or have been accelerated. If the Company were to be in default under the Amended Bank Credit Facility, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's 12.0% senior notes or the Company's convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of November 14, 2000, the Company has made all required principal and interest payments under the Amended Bank Credit Facility.

12.0% SENIOR NOTES

On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12.0% senior notes, due 2006. Interest on the 12.0% senior notes is paid semi-annually in arrears, and the 12.0% senior notes have a seven-year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million, after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the 12.0% senior notes for general corporate purposes and to repay revolving bank borrowings under its bank credit facility.

The Company believes that it currently is not in default under the terms of the indenture governing its $100.0 million 12.0% senior notes. The terms of the indenture governing the 12.0% senior notes generally restrict amendments to the terms of the Operating Company Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement, the Amended and Restated Services Agreement and the Trade Name Use Agreement without the delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments, issued by an accounting, appraisal, consulting or investment banking firm of national standing, to the trustee under the indenture governing the 12.0% senior notes. In connection with the amendments to certain of these agreements on June 9, 2000, the Company delivered to the trustee under the indenture a fairness opinion meeting the requirements of the indenture. The Company has been advised that in connection with the cancellation of the Operating Company Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement, the Amended and Restated Services Agreement and the Trade Name Use Agreement in the Operating Company Merger and the forgiveness of amounts due the Company from Operating Company under the terms of the Operating Company Leases and the Operating Company Note in September 2000, the Company may be required to obtain an opinion as to the fairness, from a financial point of view, to the Company of such transactions under the terms of the indenture. As a result, the Company is in the process of obtaining an opinion as to the fairness of such transactions. There can be no assurance, however, that such an opinion will be obtained and that, as a result, if such opinion is required under the terms of the indenture, an event of default will not occur under the terms of the 12.0% senior notes.

Upon the occurrence of an event of default under the terms of the 12.0% senior notes, the holders of the notes will have the right to accelerate the outstanding principal amount of such notes. Such a default under the terms of the 12.0% senior notes will also result in a default under the terms of the Company's $30.0 million convertible subordinated notes in the event the holders of the 12.0% senior notes accelerate the outstanding principal amount of the notes. A default under the terms of the 12.0% senior notes will also result in a default under the terms of the Amended Bank Credit Facility and the Company's $40.0 million convertible subordinated notes, regardless of whether or not the holders of the 12.0% senior notes accelerate the outstanding principal amount thereunder.

The indenture governing the 12.0% senior notes provides that it shall be an event of default under the notes if the Company has a payment default under the Amended Bank Credit Facility or if the Company's obligations under the Amended Bank Credit Facility have been accelerated. However, the amounts outstanding under the 12.0% senior notes are effectively subordinated to the Company's obligations under the Amended Bank Credit Facility to the extent of the value of the assets securing the Amended Bank Credit Facility. In the event of acceleration of outstanding principal amounts under both the 12.0% senior notes and the Amended Bank Credit Facility, the lenders under the Amended Bank Credit Facility will be entitled to proceed against the collateral that secures the Company's obligations under the Amended Bank Credit Facility, and such collateral will not be available to satisfy any amounts owed under the 12.0% senior notes.

$40.0 MILLION CONVERTIBLE SUBORDINATED NOTES

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 million convertible subordinated notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the previously announced restructuring transactions, as described. This "change of control" gave rise to the right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default the Company was obligated, under the original terms of the $40.0 million convertible subordinated notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note purchase agreement. Such contingent interest is retroactive to the date of issuance of the notes.

In order to address the events of default discussed above, on June 30, 2000, the Company and the holders of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the New York Stock Exchange (the "NYSE") for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 and (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.19, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock, as described in Note 11 herein, will not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described in Note 12 herein, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. At June 30, 2000, the conversion price for the $40.0 million convertible subordinated notes was $23.63. At a conversion price of $1.19, the $40.0 million convertible subordinated notes are convertible into approximately 33,613,445 shares of the Company's common stock.

There can be no assurance that the Company will be able to maintain the effectiveness of the waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represents all interest owed at the default rate of interest through June 30, 2000. After giving consideration to the issuance of these additional notes, as of November 14, 2000, the Company has made all required interest payments under the $40.0 million convertible subordinated notes.

$30.0 MILLION CONVERTIBLE SUBORDINATED NOTES

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the Company's $30.0 million convertible subordinated notes as a result of the Company's financial condition and as a result of the proposed Restructuring. However, on June 30, 2000, the Company and PMI Mezzanine Fund, L.P., the holder of the notes, executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of the Company's common stock on the NYSE for a period of 30 trading days immediately following the earlier of
(i) October 31, 2000 and (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.07, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock, as described in Note 11 herein, will not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described in Note 12 herein, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. At June 30, 2000, the conversion price for the $30.0 million convertible subordinated notes was $23.63. At a conversion price of $1.07, the $30.0 million convertible subordinated notes are convertible into approximately 28,037,383 shares of the Company's common stock.

There can be no assurance that the Company will be able to maintain the effectiveness of the waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of any future events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

As of November 14, 2000, the Company has made all required interest payments under the $30.0 million convertible subordinated notes.

JJFMSI CREDIT FACILITY

On September 29, 2000, JJFMSI obtained a $6.4 million term loan from a group of lenders led by Lehman, as the administrative agent. As of November 14, 2000, JJFMSI has borrowed $6.4 million under the term loan. Approximately $4.0 million of the proceeds from the loan was used to make a loan to PMSI and its subsidiaries subsequent to September 30, 2000. The term loan facility bears interest at LIBOR plus an applicable margin that increases during the term of the loan and matures on September 30, 2001. The facility bears interest at a rate of LIBOR plus 400 basis points until December 31, 2000, at which time the applicable margin will increase at a rate of 150 basis points per quarter until maturity. The facility is secured by the accounts receivable and all other accounts of JJFMSI and contains a requirement that the proceeds received by JJFMSI and its wholly owned subsidiary from the sale of its international operations, as more fully described in Note 16 herein, be used to repay amounts outstanding under the term loan facility.

9.  OTHER INCOME

In connection with the acquisition of U.S. Corrections Corporation ("USCC") by Old CCA and Old Prison Realty in 1998, $8.0 million of the acquisition price was placed in escrow for the satisfaction of potential claims under the terms of the acquisition agreements. On September 27, 2000 the Company received approximately $4.5 million in final settlement of amounts held in escrow related to the USCC acquisition. The $3.1 million represents the proceeds, net of miscellaneous receivables arising from claims against the escrow.

10.  INCOME TAXES

In connection with the Restructuring, on September 12, 2000 the Company's stockholders approved an amendment to the Company's Charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. Prior to the amendment to the Company's Charter, the Company has operated so as to qualify as a REIT and, as discussed in Note 11 herein, the Company elected REIT status for its taxable year ended December 31, 1999. However, subsequent to the amendment to the Company's Charter, the Company intends to be taxed as a taxable subchapter C corporation beginning with its taxable year ending December 31, 2000. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the Company is required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurs. As such, the Company's financial statements, prior to combining with PMSI and JJFMSI, as of and for the three and nine months ending September 30, 2000, reflect an income tax provision of $117.7 million primarily related to the change in tax status and additional provisions for ongoing Internal Revenue Service ("IRS") audit issues.

Significant components of the Company's deferred tax assets and liabilities at September 30, 2000 are as follows:

Current Deferred Tax Assets:
  Asset reserves and liabilities not yet deductible for tax               $ 25,600
                                                                          --------
     Total current deferred tax assets                                      25,600
  Less valuation allowance                                                 (16,275)
                                                                          --------
     Net total current deferred tax assets                                   9,325
                                                                          --------

Current Deferred Tax Liabilities:
  Book over tax basis of certain assets                                       (195)
                                                                          --------
     Total current deferred tax liabilities                                   (195)
                                                                          --------
        Net current deferred tax assets                                   $  9,130
                                                                          ========

Noncurrent Deferred Tax Assets:
  Deferred gains on sales of contracts                                                   $  38,235
  Asset reserves and liabilities not yet deductible for tax                                 14,000
  Tax over book basis of certain assets                                                      5,732
  Other                                                                                        402
  Net operating loss carryforwards                                                          34,231
                                                                                         ---------
     Total noncurrent deferred tax assets                                                   92,600
  Less valuation allowance                                                                 (54,365)
                                                                                         ---------
        Net noncurrent deferred tax assets                                                  38,235
                                                                                         ---------

Noncurrent Deferred Tax Liabilities:
  Book over tax basis of real estate property                                             (172,389)
  Items deductible for tax not yet recorded to income                                      (49,839)
                                                                                         ---------
     Total noncurrent deferred tax liabilities                                            (222,228)
                                                                                         ---------
        Net noncurrent deferred tax liabilities                                          $(183,993)
                                                                                         =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Due to the Company's recent operating losses and projections of future results, there is significant uncertainty about the Company's ability to generate sufficient taxable income in the future to realize certain of the deferred tax assets. In accordance with SFAS No. 109, the Company has provided a valuation allowance at September 30, 2000 to reserve certain of the deferred tax assets. At September 30, 2000, the Company had net operating loss carryforwards for income tax purposes totaling $87.8 million available to offset future taxable income. The carryforward period expires in 2020.

As more fully discussed in Note 4, the Company's financial statements as of September 30, 2000 are reflected on a combined basis with PMSI and JJFMSI. On a combined basis, the Company's deferred tax assets and liabilities at September 30, 2000 are as follows:

Current Deferred Tax Assets:
  CCA current deferred tax assets (net of valuation allowance)                     $ 9,325
  PMSI current deferred tax assets                                                   1,553
  JJFMSI current deferred tax assets                                                 1,294
                                                                                   -------
     Combined current deferred tax assets                                           12,172

Current Deferred Tax Liabilities:
  CCA current deferred tax liabilities                                                (195)
                                                                                   -------
     Combined net current deferred tax assets                                      $11,977
                                                                                   =======

Noncurrent Deferred Tax Assets:
  CCA noncurrent deferred tax assets (net of valuation                $  38,235
allowance)
  PMSI noncurrent deferred tax assets                                     2,047
  JJFMSI noncurrent deferred tax assets                                   1,040
                                                                      ---------
     Combined noncurrent deferred tax assets                             41,322

Noncurrent Deferred Tax Liabilities:
  CCA noncurrent deferred tax liabilities                              (222,228)
                                                                      ---------
        Combined net noncurrent deferred tax liabilities              $(180,906)
                                                                      =========

Prior to January 1, 1999, Old CCA, the Company's predecessor, was a taxable subchapter C corporation. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In connection with the 1999 Merger, the Company changed its federal income tax status from a subchapter C corporation to a REIT. In accordance with SFAS No. 109, the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger in January 1999 and the election to be taxed as a REIT. As such, the Company's results of operations for the nine months ended September 30, 1999 reflect a provision for change in tax status of $83.2 million.

11.  DISTRIBUTIONS TO STOCKHOLDERS

On March 22, 2000, the Board of Directors of the Company declared a quarterly dividend on the Company's Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. As of November 14, 2000, the Company's Board of Directors has not declared a dividend on the Series A Preferred Stock for the quarters ended June 30, 2000 and September 30, 2000. In connection with the June 2000 Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Therefore, the Company has not made any payments with respect to the second and third quarter dividends. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's Charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment. A second and third quarter 2000 dividend of $0.50 per share has been accrued as of September 30, 2000.

Under the terms of the Company's Charter, as in effect prior to the Restructuring, the Company was required to elect to be taxed as a REIT for federal income tax purposes for its taxable year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. Because the Company's

Accumulated Earnings and Profits were approximately $152.5 million, and the Company's distributions were deemed to have been paid first from those Accumulated Earnings and Profits, the Company met the above-described distribution requirements. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95.0% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock, as discussed below.

On September 22, 2000, the Company issued 5,927,805 shares of its Series B Preferred Stock in connection with its remaining 1999 REIT distribution requirement. The distribution was made to the Company's common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock. On November 13, 2000, the Company issued approximately 1,590,065 additional shares of Series B Preferred Stock in furtherance of meeting its 1999 REIT distribution requirements. This distribution was made to the Company's common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company also paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock in the second distribution.

The Company recorded the initial issuance of the Series B Preferred Stock at its stated value of $24.46 per share, or a total of $145.0 million. The Company has determined the distribution made on September 22, 2000 amounted to a taxable distribution by the Company of approximately $107.6 million. The distribution of the additional shares of Series B Preferred Stock on November 13, 2000 is expected to satisfy the Company's remaining distribution requirements. However, the taxable distribution value of the shares of Series B Preferred Stock distributed on November 13, 2000 has not been determined at this time, and there can be no assurance that such distribution will satisfy the Company's remaining 1999 REIT distribution requirements. The Company has accrued a 12.0% dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 to September 30, 2000.

The shares of Series B Preferred Stock issued by the Company provide for dividends, payable in additional shares of Series B Preferred Stock, at a rate of 12.0% per year for the first three years following the issuance of the shares and cash dividends at a rate of 12.0% per year thereafter, payable for the period from issuance through December 31, 2000 and quarterly thereafter in arrears. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company's 12.0% senior notes, due 2006. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock during two conversion periods (to the extent such shares have been issued at the time of such conversion period): (i) from Monday, October 2, 2000 to Friday, October 13, 2000; and (ii) from Thursday, December 7, 2000 to Wednesday, December 20, 2000, at a conversion price based on the average closing price of the Company's common stock on the NYSE during the 10 trading days prior to the first day of the applicable conversion period, provided, however, that the conversion price used to determine the number of shares of the Company's common stock issuable upon conversion of the Series B Preferred Stock shall not be less than $1.00. The number of shares of the Company's common stock that will be issuable upon the conversion of each share of Series B Preferred Stock will be calculated by dividing the stated price ($24.46), plus accrued and unpaid dividends as of the date of conversion of each share of Series B Preferred Stock, by the conversion price established for the conversion period.

The Company has accrued a 12.0% dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 to September 30, 2000.

Approximately 1,302,486 shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 21,621,267 shares of the Company's common stock. The conversion price for the initial conversion period was established at $1.4813, thereby resulting in each share of Series B Preferred Stock being convertible into approximately 16.6 shares of the Company's common stock during the initial conversion period.

PMSI AND JJFMSI DIVIDEND PAYABLE

As of September 30, 2000, the Company has received quarterly dividends in arrears from each of PMSI and JJFMSI through the first quarter of 2000. As of November 14, 2000, no dividends have been declared for the second and third quarter of 2000.

12.  CONTINGENCIES

LITIGATION

STOCKHOLDER LITIGATION

The Company has entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. The stipulations of settlement, which have received preliminary court approval, provide for the "global" settlement of a series of class action and derivative lawsuits brought against the Company by current and former stockholders of the Company and its predecessors. These lawsuits were brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements and previously announced transactions relating to a restructuring of the companies led by Fortress/Blackstone and a restructuring led by Pacific Life. The hearings for final court approval of the settlement are scheduled to be completed within the next 60 days. Specifically, the settlement relates to the following previously disclosed actions: (i) Bernstein v. Prison Realty Trust, et al. (including Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., which were consolidated with Bernstein); (ii) Neiger v. Doctor Crants, et al. (including Anderson v. Doctor Crants, et al. and Brody v. Prison Realty

Trust, Inc., et al., which were consolidated with Neiger); (iii) Buchanan and Unger v. Prison Realty Trust, Inc., et al.; (iv) In re Old CCA Securities Litigation; (v) In re Prison Realty Securities Litigation; (vi) Mikovits v. Prison Realty Trust, et al.; (vii) Wanstrath v. Crants, et al.; and (viii) Dasburg, S.A. v. Corrections Corporation of America, et al.

The definitive settlement agreements provide that the Company will pay or issue the plaintiffs an aggregate of: (i) approximately $47.5 million in cash payable solely from the proceeds under certain insurance policies; and (ii) approximately $75.4 million in shares of the Company's common stock (or 17,235,715 shares at an agreed value of $4.375 per share). For the three and nine months ended September 30, 2000, the Company has accrued $75.4 million related to the future issuance of Company common stock. The shares of common stock to be issued by the Company in accordance with the settlement agreements will be subject to a stock price guarantee of $4.375 per share, which will require the Company to pay or issue, at its option, cash or additional shares of common stock to the plaintiffs if the trading price of the Company's common stock does not reach $4.375 per share for a specified number of trading days during the period from the completion of the settlement through August 31, 2001. In addition, shares issued in the settlement are subject to certain anti-dilution adjustments if the Company undertakes certain transactions (generally, raising equity capital in excess of $110.0 million at less than the stock price guarantee) during the period from August 31, 2001 through December 31, 2001. The terms of the settlement provide that the Company is required to make an initial distribution of 17,235,715 shares of common stock at or about the time of final court approval of the settlements, which is expected to be in December 2000 or in January 2001. An additional number of shares of the Company's common stock will be issuable after August 31, 2001 if the market price of the Company's common stock does not reach the designated guaranteed stock price.

In addition to the payments of amounts specified above, the Company and the plaintiffs have agreed to certain other matters in connection with the settlement of the litigation, including: (i) a prohibition on payments of any kind by the Company to insiders of the Company and the Company's affiliates in connection with the Restructuring, except as previously disclosed by the Company; (ii) restrictions on the Company's ability to reprice stock options previously issued to former or current directors or executive officers of the Company without stockholder approval for a period of 24 months; and (iii) requirements regarding the composition of the Company's Board of Directors and its committees and the adoption by the Board of Directors of certain related corporate governance policies.

OTHER LITIGATION

The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in the unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, Operating Company, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act, plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages. While the outcome of this lawsuit is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon it business or financial position.

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

On June 9, 2000, a complaint captioned Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. was filed in federal court in the United States District Court for the Southern District of New York by Fortress/Blackstone to recover in excess of $24.0 million in fees, consisting of a transaction termination fee of $7.5 million, a $15.7 million commitment fee, and certain expenses allegedly owed them under the terms of the securities purchase agreement with Fortress/Blackstone as the result of the termination of the agreement by the Company, Operating Company, PMSI and JJFMSI. The Company is contesting this action vigorously. While the outcome of this lawsuit is not determinable, any resulting liability would have a material adverse effect upon the business or financial position of the Company.

On October 15, 1998, a complaint captioned Frederick & May Construction Co. v. U.S. Corrections Corporation was filed in the Circuit Court for Lee County, Kentucky alleging a breach of contract regarding the construction of improvements to two correctional facilities acquired when Old Prison Realty purchased and merged with USCC. Frederick & May Construction Co. ("Frederick & May") alleged that it had valid contracts for the completion of the improvements and that the contracts were wrongfully terminated. The issue of damages in this matter was tried to a jury in June 2000, subsequent to the court granting summary judgment in favor of Frederick & May on the issue of the existence of a contract. While the jury originally returned a verdict against USCC in an amount of approximately $1.0 million, the Company and the plaintiffs have settled this lawsuit for $650,000 prior to the Company's appeal of such verdict.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. While the outcome of this lawsuit is not determinable, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company. While the Company has insurance coverage with respect to these claims, the insurance carrier has questioned whether they received timely notice of these claims and, as a result, such carrier may contest any claims against such coverage.

In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against Operating Company's inmate transportation subsidiary, TransCor. The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two drivers sexually assaulted and raped the plaintiff during her transportation to a facility in Texas. The plaintiff has submitted a $21.0 million settlement demand. The parties in this lawsuit are currently preparing for motions for summary judgement. The Company and its wholly owned subsidiary, as successor to Operating Company, and TransCor are defending this action vigorously. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. However, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company and its subsidiaries.

INCOME TAX CONTINGENCIES

Under the terms of the Company's Charter, the Company is required to elect to be taxed as a REIT for the year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with Accumulated Earnings and Profits. For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. The Company met the above described distribution requirements by designating approximately $152.5 million of the total distributions in 1999 as distributions of its Accumulated Earnings and Profits. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock, as discussed in Note 10 herein. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code with respect to its taxable year ended December 31, 1999 would have a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

The Company's election of REIT status for its taxable year ended December 31, 1999 is subject to review by the IRS for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion disallowing the Company's dividends paid deduction, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, penalties and interest for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The
IRS is currently conducting audits of Old CCA's federal tax returns for the taxable years ending December 31, 1998 and 1997. In connection with its audit of Old CCA's tax return for the year ended December 31, 1997, the IRS issued an assessment disallowing certain tax deductions taken by the Company. The Company has filed a formal appeal with the IRS contesting certain deductions disallowed by the assessment. The Company currently is unable to predict the ultimate outcome of the IRS's audits of Old CCA's 1998 and 1997 federal tax returns or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities. However, it is possible that such audits will result in claims against the Company in excess of reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results would have a material adverse impact on the Company's financial position, results of operations and cash flows.

GUARANTEES

In connection with the bond issuance of a governmental entity for which PMSI currently provides management services at a 2,016 bed correctional facility, the Company is obligated, under a debt service deficits agreement, to pay the trustee of the bond's trust indenture (the "Trustee") amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $69.1 million at September 30, 2000 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

The IRS is conducting an audit of $72.7 million in tax exempt bonds issued by the Hardeman County Correctional Facilities Corporation ("HCCFC") in 1997, the proceeds of which were used to construct a correctional facility in Hardeman County, Tennessee, owned by HCCFC. At the time the bonds were issued, Old CCA entered into a management agreement with respect to the correctional facility. By separate agreement, Old CCA agreed to pay any debt service deficits on the bonds. Subsequent to the issuance of the bonds, HCCFC paid Old CCA a discretionary bonus of approximately $4.1 million. The payment of this bonus is one of several issues under review by the IRS. Because of the contractual relationship between Old CCA and HCCFC, there exists the risk that if this matter is determined adversely to the Company, as the successor to Old CCA, any resulting liability for the Company would have a material adverse effect upon the business or financial condition of the Company. The extent of any such liability is impossible to predict at this time.

EMPLOYMENT AND SEVERANCE AGREEMENTS

On July 28, 2000, Doctor R. Crants was terminated as the Chief Executive Officer of the Company and from all positions with the Company and Operating Company. Under certain employment and severance agreements, Mr. Crants will continue to receive his salary and health, life and disability insurance benefits for a period of three years and was vested immediately in 140,000 shares of the Company's common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, have been recognized in the three and nine months ending September 30, 2000. The unamortized portion is based on the trading price of the common stock of Old CCA, a predecessor to the Company, as of the date of grant, which occurred in the fourth quarter of 1995. Prior to Mr. Crants' termination, pursuant to the terms of the Company's 1997 Employee Share Incentive Plan, Mr. Crants had been issued 6,570 shares of restricted stock, 1,687 of which vested immediately upon the date of the award. The remaining shares vested ratably on each of the first three anniversaries following the date of award. On July 28, 2000, all 3,375 of the unvested shares of restricted stock held by Mr. Crants' were forfeited to the Company as the result of his termination.

Effective November 17, 2000, Darrell K. Massengale, Secretary of the Company, will resign from all positions with the Company, its subsidiaries and its affiliates. Under Mr. Massengale's employment agreement, all deferred or restricted shares of common stock granted to Mr. Massengale have become fully vested. The compensation expense related to the deferred shares, a $0.1 million non-cash charge representing the unamortized portion of the deferred stock award, is recognized in the three and nine months ending September 30, 2000. The unamortized portion is based on the trading price of the common stock of Old CCA, a predecessor to the Company, as of the date of grant, which was during the fourth quarter of 1995.

AGREEMENT WITH DC INVESTMENT PARTNERS, LLC

On December 31, 1999, an agreement was executed between the Company and DC Investment Partners, LLC ("DCI"), a private investment manager of which two former directors and officers of the Company (D. Robert Crants, III and Michael
W. Devlin) are principals. Under the agreement, the Company is to reimburse DCI, over an eight year period beginning July 2000, for certain costs incurred by DCI in relocating its office space from the corporate office building owned and occupied by the Company. In the third quarter of 2000, the Company recorded a $0.4 million charge to general and administrative expense representing the present value of the future payments called for under the agreement. However, management of the Company is currently evaluating its obligation to honor this agreement and has suspended further payments under the agreement.

13.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income
(loss) (as adjusted) by the weighted average number of shares of common stock after considering the additional dilution related to convertible preferred stock, convertible subordinated notes and options.

For the three and nine months ended September 30, 2000, the Company's stock options and warrants and convertible subordinated notes were convertible into an additional 61,651,668 million shares. These incremental shares were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2000 as the effect of their inclusion would have been anti-dilutive.

The issuance by the Company of the shares of its Series B Preferred Stock, as well, as the settlement of the outstanding stockholder litigation described below, will result in the issuance of a significant number of additional shares of the Company's common stock subsequent to September 30, 2000.

As described in Note 11, on September 22, 2000, the Company issued 5,927,805 shares of its Series B Preferred Stock in connection with its remaining 1999 REIT distribution requirement. On November 13, 2000, the Company issued approximately 1,590,065 additional shares of Series B Preferred Stock in furtherance of meeting its 1999 REIT distribution requirements. The shares of Series B Preferred Stock issued by the Company provide for dividends, payable in additional shares of Series B Preferred Stock, at a rate of 12.0% per year for the first three years following the issuance of the shares and cash dividends at a rate of 12.0% per year thereafter, payable for the period from issuance through December 31, 2000 and quarterly thereafter in arrears. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock during two conversion periods as described in Note 11 herein. Approximately 1,302,486 shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 21,621,267 shares of the Company's common stock. Any incremental common shares associated with the Series B Preferred Stock were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2000 as the effect of their inclusion would have been anti-dilutive.

As described in Note 12, the Company has entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. The definitive settlement agreements provide that the Company will, among other things, issue the plaintiffs an aggregate of approximately $75.4 million in shares of the Company's common stock (or 17,235,715 shares at an agreed value of $4.375 per share). The shares of common stock to be issued by the Company in accordance with the settlement agreements will be subject to a stock price guarantee of $4.375 per share, which will require the Company to pay or issue, at its option, cash or additional shares of common stock to the plaintiffs if the trading price of the Company's common stock does not reach $4.375 per share for a specified number of trading days during the period from the completion of the settlement through August 31, 2001. In addition, shares issued in the settlement are subject to certain anti-dilution adjustments if the Company undertakes certain transactions (generally, raising equity capital in excess of $110.0 million at less than the stock price guarantee) during the period from August 31, 2001 through December 31, 2001.

These incremental common shares were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2000 as their issuance is contingent upon final court approval of the stockholder litigation settlement agreement as discussed in Note 12.

14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. While the Company is in the process of identifying its affected investments, the Company does not believe that the impact of adoption of SFAS 133 will have a material impact on the Company's combined financial position, results of operations or cash flows.

15.  RELATIONSHIP WITH OPERATING COMPANY

At September 30, 2000, Operating Company leased 35 of the 44 correctional and detention facilities owned by the Company. In addition, at September 30, 2000, the Company owned two corporate office buildings, one of which is leased by Operating Company and one of which is leased by TransCor.

During the third quarter of 2000, the Company forgave certain amounts that were due from Operating Company as of August 31, 2000 in order to stabilize Operating Company in the event the Operating Company Merger was not consummated. The Company forgave the receivable for the deferred payments under the Operating Company Leases, the interest on the deferred payments with respect to the Operating Company Leases and the interest on the Operating Company Note in the amounts of $190.8 million, $7.9 million and $27.4 million, respectively. All of these amounts had been previously reserved in the Company's financial statements. As such, the Company's financial position and results of operations were not impacted by the forgiveness of the amounts due.

See the Company's Form 10-K for additional information with respect to the contractual relationships between the Company and Operating Company. The following information contained in this Note 15 updates the activity related to the specific transactions and contractual relationships.

OPERATING COMPANY NOTE

In connection with the 1999 Merger, Old CCA received the $137.0 million Operating Company Note. The Company succeeded to the Operating Company Note as a result of the 1999 Merger. Interest on the Operating Company Note is payable annually at the rate of 12.0%. Interest only is payable for the first four years of the Operating Company Note. Principal is due in six equal annual installments of approximately $22.8 million, beginning December 31, 2003. In addition, Operating Company currently is prohibited, under the terms of its revolving credit facility, from making scheduled interest payments under the terms of the Operating Company Note. The Company forgave $27.4 million of interest accrued under the terms of the Operating Company Note from January 1, 1999 to August 31, 2000, all of which had been fully reserved. The Company has fully reserved the $1.4 million of interest accrued for the month of September 2000.

INVESTMENT IN OPERATING COMPANY

For the nine months ended September 30, 2000 and 1999, the Company recognized no income or loss related to its stock ownership investment in Operating Company. However, as discussed in Note 17 herein, in connection with the Operating Company Merger, the Company will be required to restate its financial statements to recognize its 9.5% pro rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000.

DEFERRED GAIN ON SALE TO OPERATING COMPANY

No amortization of the Operating Company deferred gain occurred during the nine months ended September 30, 2000 and 1999.

OPERATING COMPANY LEASES

During the month ended December 31, 1999 and the nine months ended September 30, 2000, Operating Company failed to make timely contractual payments under the terms of the Operating Company Leases. As of December 31, 1999, approximately $24.9 million of rents due from Operating Company to the Company were unpaid. The original terms of the Operating Company Leases provide that rental payments were due and payable on December 25, 1999. As of November 14, 2000, Operating Company has paid the $24.9 million of lease payments related to 1999 and $31.0 million of lease payments related to 2000. For the three and nine months ended September 30, 2000, the Company recognized rental revenue from Operating Company of $82.5 million and $244.3 million, respectively, and recorded a reserve of $69.5 million and $213.3 million, respectively, resulting in recognition of net rental revenue from Operating Company of $13.0 million and $31.0 million, respectively. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. The Company forgave the unpaid rental payments of $190.8 million due and payable to the Company as of August 31, 2000. The Company has fully reserved the $22.5 million of rental payments due for the month of September 2000.

In June 2000, Operating Company Leases were amended to defer, with interest, rental payments originally due during the period from January 2000 to September 2000, with the exception of certain installment payments. For the three and nine months ended September 30, 2000, the Company accrued and fully reserved $0.5 million and $8.0 million, respectively, of interest due to the Company on unpaid rental payments. The Company forgave the interest due on the unpaid rental payments of $7.9 million as of August 31, 2000.

For the three and nine months ended September 30, 1999, the Company recognized rental revenue from Operating Company of $64.7 million and $189.4 million, respectively.

The Company cancelled the Operating Company Leases in connection with the Operating Company Merger.

TENANT INCENTIVE ARRANGEMENT

For the year ended December 1999, the Company had paid tenant incentive fees under the terms of an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement") of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplated either merging with Operating Company and thereby eliminating the Operating Company Leases or amending the Operating Company Leases to reduce the lease payments to be paid by Operating Company to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million. During the nine months ended September 30, 2000, the Company opened two facilities and expanded three facilities that are operated and leased by Operating Company. The Company expensed the tenant incentive fees due Operating Company in 2000, totaling $11.9 million, but has made no payments to Operating Company in 2000 with respect to this agreement. On June 9, 2000, Operating Company and the Company amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $11.9 million of payments under the Amended and Restated Tenant Incentive Agreement, plus $0.7 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger.

TRADE NAME USE AGREEMENT

For the three and nine months ended September 30, 2000, the Company recognized income of $2.3 million and $7.6 million, respectively, from Operating Company under the terms of a service mark and trade name use agreement (the "Trade Name Use Agreement"). As of September 30, 2000, the Company had recorded a receivable totaling $7.6 million from Operating Company for licensing fees due under the Trade Name Use Agreement, all of which has been collected subsequent to September 30, 2000. This agreement was cancelled in connection with the Operating Company Merger.

The Company recognized $2.2 million and $6.5 million in licensing fee revenues from Operating Company for the three and nine months ended September 30, 1999, respectively. This agreement was cancelled in connection with the Operating Company Merger.

RIGHT TO PURCHASE AGREEMENT

Since January 1, 1999, the Company has not purchased any assets from Operating Company under a right to purchase agreement by and between Operating Company and the Company (the "Right to Purchase Agreement"). This agreement was cancelled in connection with the Operating Company Merger.

SERVICES AGREEMENT

Costs incurred by the Company under an amended and restated services agreement (the "Amended and Restated Services Agreement") have been capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $0.1 million and $5.6 million for the three and nine months ended September 30, 2000. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $5.6 million of payments under the Amended and Restated Services Agreement, plus $0.3 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger.

Costs incurred related to the Amended and Restated Services Agreement for the three and nine months ended September 30, 1999 were $8.1 million and $34.6 million, respectively.

BUSINESS DEVELOPMENT AGREEMENT

Costs incurred by the Company under a business development agreement (the "Business Development Agreement") are capitalized as part of the facilities' development cost. For the three and nine months ended September 30, 2000, no costs were incurred under the Business Development Agreement. For the three and nine months ended September 30, 1999, $3.1 million and $15.0 million, respectively, were incurred. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. This agreement was cancelled in connection with the Operating Company Merger.

ADMINISTRATIVE SERVICE AGREEMENTS WITH PMSI AND JJFMSI

Effective September 29, 2000, the Administrative Services Agreements by and between Operating Company and PMSI and JJFMSI were amended to (i) increase as of January 1, 2000 the administrative services fee paid by each of PMSI and JJFMSI to Operating Company from $260,000 per month to $450,000 per month and
(ii) to include as of January 1, 2000, a monthly payment to Operating Company from PMSI and JJFMSI for the use of the name "Corrections Corporation of America" in an amount equal to 2.0% of the monthly management revenues of PMSI and JJFMSI. Pursuant to the terms of the Proposed Consent and Amendment, the Company is seeking the consent of the requisite percentage of its senior lenders under the Amended and Restated Credit Agreement for the amendments to the Administrative Services Agreement. In the event the Proposed Consent and Amendment is not obtained, the Company will be in default under the terms of the Amended and Restated Credit Agreement. The increase in the administrative services fee resulted in an additional $1.7 million charge to each of PMSI and JJFMSI and an additional $3.4 million in revenue for Operating Company. The trade name use fee provided for under the Administrative Services Agreements resulted in a charge of $2.4 million and $2.0 million for PMSI and JJFMSI, respectively, and revenue of $4.4 million to Operating Company.

OPERATING COMPANY REVOLVING CREDIT FACILITY

On April 27, 2000, Operating Company obtained a waiver of events of default under its $100.0 million revolving credit facility with a group of lenders led by Foothill Capital Corporation ("Foothill Capital") relating to: (i) the amendment of certain contractual arrangements between the Company and Operating Company; (ii) Operating Company's violation of a net worth covenant contained in the revolving credit facility; and (iii) the execution of the Agreement and Plan of Merger, as defined hereinafter, with respect to the Operating Company Merger. On June 30, 2000, the terms of the initial waiver were amended to provide that the waiver would remain in effect, subject to certain other events of termination, until the earlier of (i) September 15, 2000 or (ii) the completion of the Operating Company Merger.

On September 15, 2000, Operating Company terminated its revolving credit facility with Foothill Capital and simultaneously entered into a new $50.0 million revolving credit facility with Lehman. This new revolving credit facility, which bears interest at an applicable prime rate, plus 2.25%, is secured by the accounts receivable and all other accounts of Operating Company. The revolving credit facility matures on December 31, 2002. Operating Company paid a $1.0 million commitment fee to Lehman at closing for this revolving credit facility. In accordance with the terms of its revolving credit facility with Foothill Capital. Operating Company expensed $5.1 million of loan fees associated with the termination of its revolving credit facility with Foothill Capital.

OPERATING COMPANY FINANCIAL INFORMATION

The following summarized unaudited operating information presents Operating Company's results of operations for the three and nine months ended September 30, 2000 and 1999:


                                         THREE MONTHS           THREE MONTHS         NINE MONTHS            NINE MONTHS
                                            ENDED                  ENDED                ENDED                  ENDED
                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 1999    SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
Revenues                                 $  152,138             $  129,874             $432,480              $  365,222
Net loss before taxes and
  extraordinary item                        (72,443)               (68,064)            (211,855)               (192,668)
Extraordinary item for
  extinguishment of credit facility          (5,080)                    --               (5,080)                 (2,706)
Net loss                                    (77,523)              (118,344)            (216,935)               (195,374)

The following summarized unaudited balance sheet information presents Operating Company's financial position as of September 30, 2000 and December 31, 1999:

                                                                   September 30, 2000    December 31, 1999

                                                                     (UNAUDITED AND AMOUNTS IN THOUSANDS)

Current assets                                                        $   108,902           $    88,647
Total assets                                                              195,577               184,701
Current liabilities                                                       265,888               258,421
Deferred credits                                                          100,699               107,070
Total liabilities                                                         366,587               365,491
Stockholders' equity                                                     (171,010)             (180,790)

The following summary presents Operating Company's cash flows for the nine months ended September 30, 2000 and 1999:

                                                                      NINE MONTHS           NINE MONTHS
                                                                         ENDED                 ENDED
                                                                   SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                     (UNAUDITED AND AMOUNTS IN THOUSANDS)

Cash flows used in operating activities                               $    (1,473)          $    (6,999)
Cash flows used in investing activities                                    (1,094)               (3,383)
Cash flows used in financing activities                                    (1,220)               (6,125)
                                                                      ------------          ------------
Net decrease in cash for the nine months ended                        $    (3,787)          $   (16,507)
                                                                      ===========           ===========


During 2000, Operating Company has utilized cash from the deferral and forgiveness of the Operating Company Leases and other contractual payments to the Company to offset its operating losses. During 1999, Operating Company used cash from equity issuances and from payments from the Company for tenant incentive arrangements and services provided to the Company to offset its operating losses. Cash used in investing activities consists of equipment additions. Cash used in financing activities consists of line of credit issuance fee.

The Company has included additional financial information of Operating Company for the nine months ended September 30, 2000 and 1999 herein under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

16.  INVESTMENTS IN AFFILIATES

In connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock in each of PMSI and JJFMSI, valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company's ownership of the non-voting common stock of PMSI and JJFMSI entitles the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends payable to the Company not declared and paid on a quarterly basis will accrue and are cumulative. As of November 14, 2000, the Company has received quarterly dividends in arrears from each of PMSI and JJFMSI through the first quarter of 2000.

In connection with the Restructuring, in September 2000 a wholly owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI which was held by Privatized Management Services Investors, LLC, an outside entity controlled by a director of PMSI and her family, for a cash purchase price of $8.0 million. In addition, PMSI and its wholly owned subsidiary paid the chief manager of Privatized Management Services Investors, LLC $150,000 as compensation for expenses incurred in connection with the transaction, as well as $125,000 in consideration for the chief manager's agreement not to engage in a business competitive to the business of PMSI for a period of one year following the completion of the transaction. Also in connection with the Restructuring, in September 2000 a wholly owned subsidiary of JJFMSI purchased 85% of the outstanding voting common stock of JJFMSI which was held by Correctional Services Investors, LLC, an outside entity, for a cash purchase price of $4.8 million. In addition, JJFMSI and its wholly owned subsidiary paid the chief manager of Correctional Services Investors, LLC $250,000 for expenses incurred in connection with the transaction.

It is currently anticipated that, following the attainment of necessary lender and regulatory approval, each of PMSI and JJFMSI will merge with and into a wholly owned subsidiary of the Company. As a result of these mergers, all shares of PMSI and JJFMSI common stock held by the Company and certain subsidiaries of PMSI and JJFMSI will be cancelled. The completion of the mergers does not require the approval of the Company's stockholders. In the proposed PMSI merger, the Company anticipates that it would issue shares of its common stock to the wardens of the correctional and detention facilities operated by PMSI who are the remaining shareholders of PMSI. It is expected that the wardens would receive shares of the Company's common stock valued at an aggregate of $550,000 in the merger in exchange for shares of PMSI common stock held by such wardens. Shares of the Company's common stock owned by the PMSI wardens would be subject to vesting and forfeiture provisions under a restricted stock plan. In the proposed JJFMSI merger, the Company anticipates that it would issue shares of its common stock to the wardens of the correctional and detention facilities operated by JJFMSI who are the remaining shareholders of JJFMSI. It is expected that the wardens would receive shares of the Company's common stock valued at an aggregate of $687,500 in the merger in exchange for shares of JJFMSI common stock held by such wardens. Shares of the Company's common stock owned by the JJFMSI wardens would also be subject to vesting and forfeiture provisions under a restricted stock plan.

As a part of the Restructuring, JJFMSI and its wholly owned subsidiary, CCA
(UK) Limited, a company incorporated in England and Wales ("CCA UK"), have agreed to sell their 50% ownership interest in two international subsidiaries, Corrections Corporation of Australia Pty. Ltd., an

Australian corporation ("CCA Australia"), and U.K. Detention Services Limited, a company incorporated in England and Wales ("UKDS"), to Sodexho for a cash purchase price of $6.4 million. Sodexho currently owns the remaining 50% interest in each of CCA Australia and UKDS. JJFMSI and CCA UK agreed to sell the shares of CCA Australia and UKDS to Sodexho, contingent on, among other things, the parties obtaining the requisite consents of the appropriate authorities in Australia and the United Kingdom for the transfer of the interests. The purchase price of $6.4 million includes $5.0 million for the purchase of UKDS and $1.4 million for the purchase of CCA Australia. JJFMSI's book basis in UKDS is $3.2 million which will result in a $1.8 million gain upon the closing of the sale. JJFMSI's book basis in CCA Australia is $5.0 million which results in a $3.6 million loss which has been recognized as of September 30, 2000. In connection with the sale of JJFMSI's and CCA UK's interest in CCA Australia and UKDS to Sodexho, Sodexho granted JJFMSI an option to repurchase a 25% interest in each entity at any time prior to September 11, 2002 (i.e., 24 months from the date of the agreement), assuming the stock purchases are completed. JJFMSI has the right to repurchase a 25% interest in each entity for aggregate cash consideration of $4.0 million if such option is exercised on or before February 11, 2002 (i.e., 18 months from the date of the Option Agreement), and for aggregate cash consideration of $4.2 million if such option is exercised after February 11, 2001 but prior to September 11, 2001.

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three and nine months ended September 30, 2000 and 1999:

                                                                   THREE MONTHS  THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                                      ENDED          ENDED           ENDED           ENDED
                                                                   SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2000          1999             2000            1999
                                                                                          (UNAUDITED AND AMOUNTS IN THOUSANDS)
Revenues                                                            $  78,353      $ 74,306        $  225,206      $ 213,984
Net income (loss) before taxes                                        (16,467)        9,049            (6,858)        29,188

During the third quarter of 2000, PMSI and JJFMSI (collectively) recorded $23.1 million in new charges related to agreements with the Company and the Operating Company. Each of the companies entered into an indemnification agreement with the Company for a fee of $6.0 million each. The Company is indemnifying PMSI and JJFMSI from future costs associated with the Fortress/Blackstone agreements. Also, JJFMSI recorded a $3.6 million charge for a contingent loss on the sale of CCA Australia. In addition, PMSI and JJFMSI incurred $7.5 million in charges for the amended agreements with Operating Company related to trade name use and administrative service fees.

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of September 30, 2000 and December 31, 1999:

                                                                   SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                          (UNAUDITED AND AMOUNTS IN
                                                                                   THOUSANDS)
Current assets                                                          $  70,726             $  60,741
Total assets                                                              147,832               151,167
Current liabilities                                                        59,278                31,750
Total liabilities                                                          59,464                32,622
Stockholders' equity                                                       88,368               118,545

As previously discussed in Note 4, the accompanying condensed combined and consolidated financial statements reflect the combined results of operations of PMSI and JJFMSI beginning September 1, 2000. As such, the Company's equity earnings (losses) represent the proportionate share of their net income (loss) through August 31. 2000. Equity in earnings (loss) of unconsolidated entities and amortization of deferred gains was $(1.7) million and $7.2 million for the three and nine months ended September 30, 2000, respectively, and $7.0 million and $22.1 million for the three and nine months ended September 30, 1999, respectively. For the three months ended September 30, 2000, the Company recognized equity losses of PMSI and JJFMSI of $4.2 million and $6.4 million, respectively. For the nine months ended September 30, 2000, the Company recognized equity losses of PMSI and JJFMSI of $2.0 million and $4.9 million, respectively. The Company did not receive any distributions from PMSI and JJFMSI for the three months ended September 30, 2000, and for the nine months ended September 30, 2000 of $4.4 and $2.3 million, respectively. For the three months ended September 30, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.7 million and $0.9 million, respectively, and for the nine months ended September 30, 2000 $5.3 million and $2.7 million, respectively.

Under the terms of the Indemnification Agreements, effective September 29, 2000, each of PMSI and JJFMSI agreed to pay the Company $6.0 million in exchange for a full indemnity by the Company for any and all liabilities incurred by PMSI and JJFMSI in connection with the settlement or disposition of litigation known as Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al described in
Note 12 herein. Pursuant to the terms of the Proposed Consent and Amendment, the Company is seeking the consent of the requisite percentage of its senior lenders under the Amended Credit Facility for the Indemnification Agreements. In the event the Proposed Consent and Amendment is not obtained, the Company will be in default under the terms of the Amended and Restated Credit Agreement. As a result, PMSI and JJFMSI each recorded a charge of $6.0 million in the third quarter and the Company reduced Merger Transaction Fees by $12.0 million.

17.  RESTRUCTURING TRANSACTIONS

In order to address its current liquidity and capital constraints, the Company entered into a series of agreements providing for the comprehensive Restructuring of the Company. As a part of this Restructuring, the Company entered into an agreement and plan of merger with Operating Company on June 30, 2000, providing for the Operating Company Merger (the "Agreement and Plan of Merger"). In connection with the Operating Company Merger, the Company was required to amend certain provisions of its Charter to permit, among other things, the Company's operation as a taxable subchapter C corporation under the "Corrections Corporation of America" name. On September 12, 2000 the Company's stockholders approved the Agreement and Plan of Merger. Stockholders also approved amendments to the Company's Charter to permit the Restructuring of the Company, including its election not to be taxed as a REIT for federal income tax purposes commencing with its 2000 taxable year.

Effective October 1, 2000, the Company and Operating Company completed the Operating Company Merger in accordance with the Agreement and Plan of Merger. Pursuant to the terms of the Agreement and Plan of Merger, the Company issued approximately 7,386,269 shares of its common stock to the holders of Operating Company's common stock at the time of the completion of the Operating Company Merger.

In connection with the completion of the Operating Company Merger, the Company amended its Charter to, among other things, (i) remove provisions relating to the Company's qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year, (ii) change its name to "Corrections Corporation of America" and (iii) increase the amount of the Company's authorized capital stock. Following the completion of the Restructuring, the Company and its wholly owned subsidiary began operating collectively under the "Corrections Corporation of America" name.

On October 1, 2000, immediately prior to the completion of the Operating Company Merger, the Company purchased all of the shares of Operating Company's voting common stock held by the Baron Asset Fund ("Baron") and Sodexho, the holders of approximately 34% of the outstanding common stock of Operating Company, for an aggregate of $16.0 million in non-cash consideration, consisting of an aggregate of 11,347,518 shares of the Company's common stock. In addition, the Company issued to Baron warrants to purchase 1,418,440 shares of the Company's common stock at an exercise price of $0.01 per share and warrants to purchase 709,220 shares of the Company's common stock at an exercise price of $1.41 per share in consideration for Baron's consent to the Operating Company Merger. In addition, in the Operating Company Merger the Company assumed the obligation to issue up to 990,767 shares of its common stock, at a per share price of $3.28, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company.

Also on October 1, 2000, immediately prior to the Operating Company Merger, the Company purchased an aggregate of 100,000 shares of Operating Company's voting common stock for $200,000 cash from D. Robert Crants, III and Michael W. Devlin, former executive officers and directors of the Company, pursuant to the terms of severance agreements between the Company and Messrs. Crants, III and Devlin. The cash proceeds from the purchase of the shares of Operating Company's voting common stock from Messrs. Crants, III and Devlin were used to immediately repay a like portion of amounts outstanding under loans previously granted to Messrs. Crants, III and Devlin by the Company. The Company also purchased 300,000 shares of Operating Company's voting common stock held by Doctor R. Crants, the former Chief Executive Officer of the Company and Operating Company, for $600,000 cash. Under the original terms of the severance agreements between the Company and each of Messrs. Crants, III and Devlin, Operating Company was to make a $300,000 payment for the purchase of a portion of the shares of Operating Company's voting common stock originally held by Messrs. Crants, III and Devlin on December 31, 1999. However, as a result of restrictions on Operating Company's ability to purchase these shares, the rights and obligations were assigned to and assumed by Doctor R. Crants. In connection with this assignment, Mr. Crants received a loan in the aggregate principal amount of $600,000 from PMSI, the proceeds of which were used to purchase the 300,000 shares of Operating Company's voting common stock owned by Messrs. Crants, III and Devlin. The cash proceeds from the purchase by the Company of the shares of Operating Company's voting common stock from Mr. Crants were used to immediately repay the $600,000 loan previously granted to Mr. Crants by PMSI.

As a result of the Restructuring, all existing Operating Company Leases were cancelled. As a result of the Restructuring, the Trade Name Use Agreement, the Business Development Agreement, the Services Agreement and the Tenant Incentive Agreement were cancelled. In addition, all outstanding shares of Operating Company's non-voting common stock, all of which shares were owned by the Company, were cancelled in the Operating Company Merger.

Also in connection with the 1999 Merger, Operating Company executed the Operating Company Note in the aggregate principal amount of $137.0 million. As a result of the Restructuring, the Operating Company Note was assumed by the Company's wholly owned subsidiary in the Operating Company Merger.

For a more complete description of the Restructuring and the Operating Company Merger, please see the Company's definitive proxy materials dated July 31, 2000, as supplemented on September 5, 2000, each as filed with the Commission.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q (the "Form 10-Q"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the current views of Prison Realty Trust, Inc., a Maryland corporation now known as Corrections Corporation of America (the "Company" or "CCA"), with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, risks associated with the corrections and detention industry, competitive market conditions, general economic conditions, availability of adequate cash to fund operations and the Company's obligations under contracts and debt agreements, and other factors discussed herein. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000 (File No. 0-25245) (the "Company's Form 10-K"). Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

The Company was formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following the mergers of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), with and into the Company (the "1999 Merger"). As more fully discussed in "Restructuring", effective October 1, 2000, the Company completed a series of previously announced restructuring transactions (collectively, the "Restructuring"). As part of the Restructuring, the Company's primary tenant, Corrections Corporation of America, a privately-held Tennessee corporation formerly known as Correctional Management Services Corporation ("Operating Company"), was merged with and into a wholly owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). In connection with the Restructuring and the Operating Company Merger, the Company amended its Charter to, among other things, remove provisions relating to the Company's operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America".

This Form 10-Q contains various financial information related to the Company (formerly Prison Realty Trust, Inc.), and its two service subsidiaries, PMSI and JJFMSI. The accompanying combined financial statements included on pages 2 - 8 of this Form 10-Q present the financial statements of the Company (formerly Prison Realty Trust, Inc.) as of and for the three and nine months ended September 30, 2000 combined with the financial statements of PMSI and JJFMSI as of and for the one month ended September 30, 2000. The accompanying consolidated financial statements as of December 31, 1999 and for the three and nine months ended September 30, 1999 have not been combined with the financial statements of PMSI and JJFMSI. Please refer to Note 4 in the accompanying notes to financial statements on pages 15 - 21 of this Form 10-Q for a complete description of the combined financial statements and combining financial statement schedules presenting the individual financial statements of the Company (formerly Prison Realty Trust, Inc.), PMSI and JJFMSI.

This Form 10-Q also contains financial information related to the privately held prison management company, Operating Company, as of and for the three and nine months ended September 30, 2000. Operating Company was merged with and into a wholly owned subsidiary of the Company on October 1, 2000, subsequent to the end of the third quarter 2000. As a result, the financial information of Operating Company is not included in the accompanying financial statements presented on pages 2 - 8. Please refer to Note 14 in the accompanying notes to the financial statements for summarized financial data of Operating Company and "Operating Company Financial Information" contained in the Company's Management's Discussion and Analysis on pages 69 - 72 for more detailed financial information concerning Operating Company.

Since the 1999 Merger and through September 30, 2000, the Company had specialized in acquiring, developing and owning correctional and detention facilities. Operating Company has been a private prison management company that operated and managed the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company has been dependent on Operating Company for a significant source of its income. In addition, the Company paid Operating Company for services rendered to the Company in the development of its correctional and detention facilities. See the information contained in the Company's Form 10-K and "Operating Company Financial Information" for a description of the historical contractual relationships between the Company and Operating Company. As a result of liquidity issues facing Operating Company and the Company, the parties amended the contractual agreements between the Company and Operating Company during 2000. For a more complete description of these amendments, see "Operating Company Financial Information".

As required by its governing instruments, the Company operated and has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes with respect to its taxable year ended December 31, 1999. In connection with the completion of the Restructuring (as more fully discussed in "Restructuring"), on September 12, 2000, the Company's stockholders approved an amendment to the Company's Charter to remove the requirements that the Company elect to be taxed and qualify as a REIT for federal income tax purposes commencing with the Company's 2000 taxable year. As such, the Company will operate and be taxed as a subchapter C corporation with respect to its taxable year ended December 31, 2000 and thereafter.

As the result of the acquisition of Operating Company on October 1, 2000 and the expected acquisition of PMSI and JJFMSI during the fourth quarter of 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. The Company will provide a full range of related services to governmental agencies, including managing, designing and constructing new facilities and redesigning and renovating older facilities.

FINANCIAL CONDITION OF THE COMPANY AND AMENDMENTS TO OPERATING COMPANY LEASES AND OTHER AGREEMENTS

The Company incurred a net loss for the three and nine months ended September 30, 2000 of $251.1 million and $351.0 million, respectively, and had a net working capital deficiency of $1.2 billion at September 30, 2000. In June 2000, the Company obtained waivers of previously existing events of default under, and amendments to, the provisions of its Amended Bank Credit Facility, as hereinafter defined (the "June 2000 Waiver and Amendment") and its convertible subordinated notes to permit the Restructuring and the amendments to the Operating Company Leases and the other contractual arrangements between the Company and Operating Company. At September 30, 2000, the Company was not in compliance with certain applicable financial covenants contained in the amended and restated credit agreement governing the Company's Amended Bank Credit Facility (the "Amended and Restated Credit Agreement"), including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. The Company is required to provide Lehman Commercial Paper Inc., the administrative agent of the Amended Bank Credit Facility ("Lehman"), a certificate on a quarterly demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 calendar days after the close of each fiscal quarter, subject to an applicable grace period of five additional calendar days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility. As more fully described in "Debt Structure-Proposed Consent and Amendment to the Company's Amended and Restated Credit Agreement", the Company has initiated the process of soliciting the approval and consent of the requisite percentage of the senior lenders to amend the terms of the Amended and Restated Credit Agreement to replace certain existing financial covenants contained therein and to permit certain additional transactions by the Company, as described in "Debt Structure-Proposed Consent and Amendment to the Company's Amended and Restated Credit Agreement" (the "Proposed Consent and Amendment"). There can be no assurance, however, that the Proposed Consent and Amendment will be obtained on or before November 17, 2000 and that, as a result, the Company will not be in default under the terms of the Amended Bank Credit Facility, its 12.0% notes or its convertible subordinated notes.

Prior to September 30, 2000, the Company's business was the ownership, development and leasing of correctional and detention facilities to qualified third parties and government agencies. As the lessor of correctional and detention facilities, the Company has been dependent upon the ability of its tenants to make lease payments to the Company. Operating Company has been the lessee of a substantial majority of the Company's facilities. Prior to September 30, 2000, Operating Company leased 35 of the 44 correctional and detention facilities owned by the Company. In addition, the Company owns two office buildings, one leased to Operating Company and one leased to TransCor America, LLC, a wholly owned subsidiary of Operating Company ("TransCor"). Therefore, the Company has been dependent for a substantial portion of its revenues on Operating Company's ability to make the lease payments required under its lease arrangements with Operating Company (the "Operating Company Leases") for such facilities.

Operating Company incurred a net loss of $77.5 million and $216.9 million for the three and nine months ended September 30, 2000, respectively, and had a net working capital deficiency and a net capital deficiency at September 30, 2000. Due to Operating Company's liquidity position, Operating Company was unable to make timely rental payments to the Company under the original terms of the Operating Company Leases and had been required to defer all scheduled payments of accrued interest on the $137.0 million promissory note payable by Operating Company to the Company (the "Operating Company Note") as more fully discussed herein.

The Company and Operating Company had previously amended the original terms of the Operating Company Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, Operating Company agreed to pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to Operating Company's revolving credit facility (subject to adjustment if and to the extent that such rate of interest under such existing revolving credit facility was adjusted) from the date such payment would have been payable under the original terms of the Operating Company Leases until the date such payment was actually paid. Operating Company's obligation to make payments under the Operating Company Leases was not secured by any of the assets of Operating Company, although the obligations under the Operating Company Leases were cross- defaulted so that the Company could terminate all of the Operating Company Leases if Operating Company failed to make required lease payments.

Immediately prior to the Operating Company Merger, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000, totaling approximately $226.1 million, related to the Operating Company Leases, the interest due on the unpaid Operating Company Leases balances and the interest accrued on the Operating Company Note. See "Restructuring" for a more complete discussion of the agreement to forgive these unpaid balances.

As of December 31, 1999, Operating Company was in default under the provisions of its revolving credit facility, although such events of default were waived subsequent to December 31, 1999. On September 15, 2000, Operating Company replaced its revolving credit facility with a new revolving credit facility, as further described in "Debt Structure-Operating Company Revolving Credit Facility", and was in compliance with the provisions of its new revolving credit facility as of November 14, 2000.

As a result of Operating Company's financial and liquidity condition, the independent public accountants of Operating Company indicated in their opinion on Operating Company's 1999 consolidated financial statements that there is substantial doubt about Operating Company's ability to continue as a going concern. Matters such as continued operating losses by Operating Company, declarations of events of default by the Company's and Operating Company's creditors, the inability of Operating Company to make contractual payments to the Company under the original terms of such agreements and the Company's limited resources available to meet its operating, capital expenditure and debt service requirements have had a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows. The Company's independent public accountants indicated in their opinion on the Company's 1999 consolidated financial statements that there is substantial doubt about the Company's ability to continue as a going concern. The condensed combined and consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

In order to address certain of the liquidity issues facing both the Company and Operating Company, effective October 1, 2000, the Company completed certain elements of the Restructuring and the

Operating Company Merger, as more fully discussed in "Restructuring". As a result of the Restructuring and the Operating Company Merger on October 1, 2000, the existing Operating Company Leases were cancelled. Although the Company has completed certain elements of the Restructuring and completed the Operating Company Merger, thereby simplifying the corporate structure and relationship between Operating Company and the Company, the Company has limited resources currently available to it to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its Amended Bank Credit Facility, as hereinafter defined, to meet these requirements. Subject to the obtainment of the Proposed Consent and Amendment, the Company believes that it will have sufficient resources to meet its operating, capital and debt service requirements. There is no assurance, however, that the Company will obtain the Proposed Consent and Amendment.

Management is currently developing a plan to improve operating profits as well as address the overall financial condition of the Company including, but not limited to: (i) the potential refinancing of all or a portion of the Company's borrowings; (ii) capital raising transactions; (iii) renegotiating the operating management contracts with customers of Operating Company, PMSI, and JJFMSI ;
(iv) cost containment strategies; (iv) potential asset divestitures; and (v) refining the Company's financial projections. The implementation of this plan could result in significant cash and noncash charges to the Company's statement of operations in future periods including but not limited to: losses on disposition of assets, asset impairment charges, write-off of unamortized debt issuance costs, costs incurred in the issuance of debt or equity, employee severance costs, and professional fees.

AMENDMENTS TO OPERATING COMPANY LEASES AND OTHER AGREEMENTS

In an effort to address the liquidity needs of Operating Company prior to the completion of the Restructuring, and as permitted by the terms of the June 2000 Waiver and Amendment to the Company's Amended Bank Credit Facility, the Company and Operating Company amended the terms of the Operating Company Leases in June 2000. As a result of this amendment, lease payments under the Operating Company Leases were due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and Operating Company agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the Operating Company Leases, due June 30, 2000, until September 30, 2000.

As of September 29, 2000, the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000 related to the Operating Company Lease, including unpaid interest, as further described in "Restructuring".

In connection with the amendments to the Operating Company Leases deferring a substantial portion of the rental payments due to the Company thereunder, the terms of the June 2000 Waiver and Amendment to the Company's Amended Bank Credit Facility conditioned the effectiveness of the June 2000 Waiver and Amendment upon the deferral of the Company's payment of fees to Operating

Company which would otherwise be payable pursuant to the terms of the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement, each as hereinafter defined. The Company and Operating Company deferred, with interest, the payment of such amounts. The terms of Operating Company's revolving credit facility, as amended pursuant to the terms of a waiver obtained from the lenders under the revolving credit facility, permitted the deferral of these payments. In connection with the Restructuring, the Operating Company Leases were cancelled, as more fully described in "Restructuring".

During 2000, the Company has recognized rental income, net of reserves, from Operating Company based on the actual cash payments received. In addition, the Company has continued to record its obligations to Operating Company under the various agreements discussed above.

See "Restructuring" for a more complete description of the Restructuring of the Company as part of Management's ongoing efforts to address its current liquidity and capital constraints.

RESTRUCTURING

In order to address its current liquidity and capital constraints, the Company entered into a series of agreements providing for the comprehensive Restructuring of the Company. As a part of this Restructuring, the Company entered into an agreement and plan of merger with Operating Company on June 30, 2000, providing for the Operating Company Merger (the "Agreement and Plan of Merger"). In connection with the Operating Company Merger, the Company was required to amend certain provisions of its Charter to permit, among other things, the Company's operation as a taxable subchapter C corporation under the "Corrections Corporation of America" name. On September 12, 2000 the Company's stockholders approved the Agreement and Plan of Merger. Stockholders also approved amendments to the Company's Charter to permit the Restructuring of the Company, including its election not to be taxed as a REIT for federal income tax purposes commencing with its 2000 taxable year.

Effective October 1, 2000, the Company and Operating Company completed the Operating Company Merger in accordance with the Agreement and Plan of Merger. Pursuant to the terms of the Agreement and Plan of Merger, the Company issued approximately 7,386,269 shares of its common stock to the holders of Operating Company's common stock at the time of the completion of the Operating Company Merger.

In connection with the completion of the Operating Company Merger, the Company amended its Charter to, among other things, (i) remove provisions relating to the Company's qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year, (ii) change its name to "Corrections Corporation of America" and (iii) increase the amount of the Company's authorized capital stock. Following the completion of the Restructuring, the Company and its wholly owned subsidiary began operating collectively under the "Corrections Corporation of America" name.

On October 1, 2000, immediately prior to the completion of the Operating Company Merger, the Company purchased all of the shares of Operating Company's voting common stock held by the Baron Asset Fund ("Baron") and Sodexho Alliance, S.A. ("Sodexho"), the holders of approximately 34% of the outstanding common stock of Operating Company, for an aggregate of $16.0 million in non-cash consideration, consisting of an aggregate of 11,347,518 shares of the Company's common stock. In addition, the Company issued to Baron warrants to purchase 1,418,440 shares of the Company's common stock at an exercise price of $0.01 per share and warrants to purchase 709,220 shares of the Company's common stock at an exercise price of $1.41 per share in consideration for Baron's consent to the Operating Company Merger. In addition, in the Operating Company Merger the Company assumed the obligation to issue up to 990,767 shares of its common stock, at a per share price of $3.28, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company.

Also on October 1, 2000, immediately prior to the Operating Company Merger, the Company purchased an aggregate of 100,000 shares of Operating Company's voting common stock for $200,000 cash from D. Robert Crants, III and Michael W. Devlin, former executive officers and directors of the Company, pursuant to the terms of severance agreements between the Company and Messrs. Crants, III and Devlin. The cash proceeds from the purchase of the shares of Operating Company's voting common stock from Messrs. Crants, III and Devlin were used to immediately repay a like portion of amounts outstanding under loans previously granted to Messrs. Crants, III and Devlin by the Company. The Company also purchased 300,000 shares of Operating Company's voting common stock held by Doctor R. Crants, the former Chief Executive Officer of the Company and Operating Company, for $600,000 cash. Under the original terms of the severance agreements between the Company and each of Messrs. Crants, III and Devlin, Operating Company was to make a $300,000 payment for the purchase of a portion of the shares of Operating Company's voting common stock originally held by Messrs. Crants, III and Devlin on December 31, 1999. However, as a result of restrictions on Operating Company's ability to purchase these shares, the rights and obligations were assigned to and assumed by Doctor R. Crants. In connection with this assignment, Mr. Crants received a loan in the aggregate principal amount of $600,000 from PMSI, the proceeds of which were used to purchase the 300,000 shares of Operating Company's voting common stock owned by Messrs. Crants, III and Devlin. The cash proceeds from the purchase by the Company of the shares of Operating Company's voting common stock from Mr. Crants were used to immediately repay the $600,000 loan previously granted to Mr. Crants by PMSI.

As a result of the Restructuring, all existing Operating Company Leases were cancelled. As a result of the Restructuring, the Trade Name Use Agreement, the Business Development Agreement, the Services Agreement and the Tenant Incentive Agreement were cancelled. In addition, all outstanding shares of Operating Company's non-voting common stock, all of which shares were owned by the Company, were cancelled in the Operating Company Merger.

In connection with the 1999 Merger, Operating Company executed the Operating Company Note in the aggregate principal amount of $137.0 million. As a result of the Restructuring, the

Operating Company Note was assumed by the Company's wholly owned subsidiary in the Operating Company Merger.

For a more complete description of the Restructuring and the Operating Company Merger, please see the Company's definitive proxy materials dated July 31, 2000, as supplemented on September 5, 2000, each as filed with the Commission.

RESULTS OF OPERATIONS

This Form 10-Q contains various financial information related to the Company (formerly Prison Realty Trust, Inc.), and its two service subsidiaries, PMSI and JJFMSI. The accompanying combined financial statements included on pages 3 - 9 of this Form 10-Q present the financial statements of the Company (formerly Prison Realty Trust, Inc.) as of and for the three and nine months ended September 30, 2000 combined with the financial statements of PMSI and JJFMSI as of and for the one month ended September 30, 2000. The accompanying consolidated financial statements as of December 31, 1999 and for the three and nine months ended September 30, 1999 have not been combined with the financial statements of PMSI and JJFMSI. Please refer to Note 4 in the accompanying notes to financial statements on pages 15 - 22 of this Form 10-Q for a complete description of the combined financial statements and combining financial statement schedules presenting the individual financial statements of the Company (formerly Prison Realty Trust, Inc.), PMSI and JJFMSI.

This Form 10-Q also contains financial information related to the privately held prison management company, Operating Company, as of and for the three and nine months ended September 30, 2000. Operating Company was merged with and into a wholly owned subsidiary of the Company on October 1, 2000, subsequent to the end of the third quarter 2000. As a result, the financial information of Operating Company is not included in the accompanying financial statements presented on pages 3 - 9. Please refer to Note 14 in the accompanying notes to the financial statements for summarized financial data of Operating Company and "Operating Company Financial Information" contained in the Company's Management's Discussion and Analysis on pages 69 - 72 for more detailed financial information concerning Operating Company.

The Company incurred a net loss for the three and nine months ended September 30, 2000 of $251.1 million and $351.0 million, respectively, and had a net working capital deficiency of $1.2 billion at September 30, 2000. In June 2000, the Company obtained the June 2000 Waiver and Amendment to the Amended Bank Credit Facility and waivers and amendments to its convertible subordinated notes to permit the Restructuring and the amendments to the Operating Company Leases and the other contractual arrangements between the Company and Operating Company. At September 30, 2000, the Company was not in compliance with certain applicable financial covenants contained in the Amended and Restated Credit Agreement, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. The Company is required to provide Lehman a certificate on a quarterly basis demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 calendar days after the close of each fiscal quarter, subject to an applicable grace period of five additional calendar days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility. As more fully described in "Debt Structure-Potential Events of Default and Proposed Consent and Amendment to the Company's Amended and Restated Credit Agreement", the Company has initiated the process of soliciting the approval of the requisite percentage of the senior lenders with respect to the Proposed Consent and Amendment. There can be no assurance, however, that the Proposed Consent and Amendment will be obtained on or before November 17, 2000 and that, as a result, the Company will not be in default under the terms of the Amended Bank Credit Facility, its 12.0% senior notes or its convertible subordinated notes.

Continued operating losses by Operating Company, past declarations of events of default by the Company's and Operating Company's creditors, the inability of Operating Company to make contractual payments to the Company under the original terms of such agreements, and the Company's limited resources available to meet its operating, capital expenditure and debt service requirements have had a material adverse impact on the Company's consolidated financial position, results of operations and cash flows. These matters concerning the Company and Operating Company raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants indicated in their opinion on the Company's 1999 consolidated financial statements that there is substantial doubt about the Company's ability to continue as a going concern.

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Management Revenues. Management revenues consists of revenues earned by PMSI and JJFMSI from the operating and managing of adult prison and jails and juvenile detention facilities for the month of September.

Rental Revenues. Net rental revenues were $15.5 million and $38.4 million for the three and nine months ended September 30, 2000, respectively, and were generated from the leasing of correctional and detention facilities by the Company. For the three and nine months ended September 30, 2000, the Company reserved $69.5 million and $213.3 million, respectively, of the $82.5 million and $244.3 million, respectively, of gross rental revenues due from Operating Company resulting from the uncertainty regarding the collectibility of the payments. For the three and nine months ended September 30, 1999, rental revenues were $67.1 million and $196.5 million, respectively. The Company recorded no rental revenue reserves during the three and nine months ended September 30, 1999. The increase in gross rental revenues is related to the completion of new and expansion of existing correctional and detention facilities and the corresponding execution of new leases. During September 2000, all unpaid rental payments due from Operating Company as of August 31, 2000 (totaling $190.8 million) were forgiven by the Company. The forgiveness did not impact the Company's financial statements as the amounts forgiven had been previously reserved. All existing leases between the Company and Operating Company were cancelled in connection with the Operating Company Merger.

As of November 14, 2000, the Company has received cash payments from Operating Company for all of the net rental revenues that have been recognized for the three and nine months ended September 30, 2000 related to the Operating Company Leases.

As of November 14, 2000, $1.4 million of accrued interest on the Operating Company Note remains unpaid.

Trade Name Use Agreement Revenue. Trade name use agreement revenues were $2.3 million and $7.6 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Company recognized trade name use agreement revenue of $2.2 million and $6.5 million, respectively. The trade name use agreement revenues were earned as a result of a service mark and trade name use agreement (the "Trade Name Use Agreement") between the Company and Operating Company, which granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee is based upon gross revenues of Operating Company, subject to a limitation of 2.75% of the gross revenues of the Company. The increase in trade name use agreement revenue in 2000 in relation to 1999 is due to increases in the Company's gross revenues, on which the licensing fee is based, during the applicable periods. The Trade Name Use Agreement between the Company and Operating Company was cancelled in connection with the Operating Company Merger.

As of November 14, 2000, the Company has received cash payments from Operating Company for all of the trade name use agreement revenue that have been recognized for the three and nine months ended September 30, 2000.

Operating Expenses. All operating expenses consist of costs incurred by PMSI and JJFMSI in operating and managing prisons and other correctional facilities for the month of September 2000. Operating expenses associated with managing the facilities for the three and nine months ended September 30, 2000 totaled $25.3 million and $25.4 million, respectively. Also included in operating expenses are the Company's realized losses on foreign currency transactions of $0.2 million and $0.3 million for the three and nine months ended September 30, 2000. This resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of receivables denominated in British pounds. See Foreign Currency Transaction Loss for further discussion of these receivables.

Trade Name Use Agreement. All trade name use expenses are recognized under the terms of a Service Mark and Trade Name Use Agreement between PMSI and JJFMSI and Operating Company. Under the terms of this agreement, PMSI and JJFMSI are required to pay two percent of gross management revenues for the use of the Operating Company name and mark. For the month of September 2000, PMSI and JFFMSI recognized expense of $0.5 million.

Lease Expense. Lease expense consists of office and operating equipment leased by PMSI and JJFMSI in operating and managing prisons and other correctional facilities. Lease expense for the month of September 2000 totaled $0.3 million.

Depreciation and Amortization. Depreciation expense was $15.4 million and $41.8 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, depreciation expense was $11.2 million and $31.6 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2000 includes one month of deprecation and amortization expense of PMSI and JJFMSI, totaling $0.9 million and $0.5 million, respectively. The increase in depreciation expense primarily relates to a greater number of correctional and detention facilities in service. The Company generally uses the straight-line depreciation method over 50 and five year lives for buildings and machinery and equipment, respectively.

Administrative Services Fee. For the month of September 2000, each of PMSI and JJFMSI paid Operating Company $0.9 million for management and general and administrative services which primarily relate to an administrative services agreement with Operating Company.

General and Administrative Expense. General and administrative expenses were $5.1 million and $11.3 million for the three and nine months ended September 30, 2000, respectively, as compared to $2.0 million and $4.6 million for the three and nine months ended September 30, 1999, respectively. General and administrative for the three and nine months ended September 30, 2000 includes one month of general and administrative expenses of PMSI and JJFMSI totaling approximately $.1 million and approximately $.1 million, respectively. General and administrative expenses consist primarily of management salaries and benefits, professional fees, and other administrative costs. The increase from 1999 to 2000 resulted primarily from increases in professional fees and franchise taxes. In addition, during the three months ended September 30, 2000, the Company expensed the unamortized portion of deferred stock related to the termination of the Company's Chief Executive Officer and Secretary, totaling $2.0 million.

Write Off of Amounts Under Lease Arrangements. During 2000, the Company opened or expanded five facilities that are operated and leased by Operating Company. Based on Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the tenant incentive fees due Operating Company on these facilities, totaling $3.5 million and $11.9 million for the three and nine months ended September 30, 2000, respectively.

During the three and nine months ended September 30, 1999, tenant incentive fees paid to Operating Company were capitalized. However, during the fourth quarter of 1999, the Company wrote-off the $65.7 million of unamortized tenant incentive fees paid to Operating Company, which included $6.1 million and $51.0 million of tenant incentive fees that had been previously paid to Operating Company and capitalized by the Company during the three and nine months ended September 30, 1999, respectively.

As of November 14, 2000, $11.9 million in tenant incentive fees remain unpaid.

Impairment Loss. Included in Property and Equipment are approximately 268 acres of land in California and approximately 83 acres in Maryland and the District of Columbia. During the third quarter of 2000, the Company's management determined not to pursue further development of these properties and to list these properties for sale. The Company has reduced the carrying values of the land to their approximate net realizable value ($1.5 million as of September 30, 2000), resulting in a charge of $19.2 million for the three and nine months ended September 30, 2000.

Equity In Earnings of Unconsolidated Entities and Amortization of Deferred Gains. Equity in earnings (loss) of unconsolidated entities and amortization of deferred gains was $1.7 million and $(7.2) million for the three and nine months ended September 30, 2000, respectively, and $7.0 million and $22.1 million for the three and nine months ended September 30, 1999, respectively. The decrease in 2000 in relation to 1999 is due to reduced equity in earnings of PMSI and JJFMSI. For the three and nine months ended September 30, 2000, the Company recognized equity losses of PMSI of $2.2 million and $0, respectively, as compared to earnings of $1.9 million and $5.9 million for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, the Company recognized equity losses of JJFMSI of $2.3 million and $0.8 million, respectively, as compared to earnings of $8.2 million and $2.4 million for the three and nine months ended September 30, 1999. The reduced equity in earnings of PMSI and JJFMSI relates to reduced net income of these entities as a result of increased costs in connection with new trade name use agreements and increased payments under the Administrative Service Agreements with Operating Company.

For the three and nine months ended September 30, 2000, the Company received distributions from PMSI of $0 and $4.4 million, respectively, as compared to $3.8 million and $7.4 million for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 2000 the Company received distributions from JJFMSI of $0 and $2.3 million, respectively, as compared to $3.6 million and $7.5 million for the three and nine months ended September 30, 1999.

Interest Expense, net. Interest expense, net is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2000 and 1999. Gross interest expense was $39.1 million and $105.5 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, gross interest expense was $11.6 million and $26.9 million, respectively. Gross interest expense is based on outstanding convertible notes payable balances, borrowings under the Company's amended bank credit facility, and the

Company's senior notes, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $0.01 million and $9.3 million for the three and nine months ended September 30, 2000, respectively. Capitalized interest for the three and nine months ended September 30, 1999, was $12.7 million and $29.1 million, respectively. The increase in gross interest expense relates to (i) higher average debt balances outstanding, primarily related to the bank credit facility, (ii) increased interest rates due to rising market rates and the amendment and restatement of the Company's bank credit facility in August 1999,
(iii) increased interest rates due to the accrual of default interest on Company's bank credit facility and default and contingent interest on the $40 million convertible notes during 2000, and (iv) less capitalized interest as a result of fewer ongoing construction and development projects.

Gross interest income was $3.3 million and $10.0 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, gross interest income was $5.7 million and $17.7 million, respectively. Gross interest income is earned on the Operating Company Note, cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash prior to the funding of construction projects.

The decrease in gross interest income in 2000 in relation to 1999 is due primarily to reserves recorded by the Company on gross interest income on the Operating Company Note. As previously disclosed, all interest accrued on the Operating Company Note through August 31, 2000 by the Company (totaling $27.4 million) was forgiven. This forgiveness did not impact the Company's financial statements as the amounts forgiven had been previously reserved. The Company has fully reserved the $1.4 million of interest accrued for the month of September 2000. During the fourth quarter of 1999, the Company reserved the $16.4 million of interest accrued under the terms of the Operating Company Note during 1999, which included the interest previously recognized during the three and nine months ended September 30, 1999.

Other Income. Other income for the three and nine months ended September 30, 2000 totaled $3.1 million and $3.1 million, respectively. On September 27, 2000 the Company received approximately $4.5 million in final settlement of amounts held in escrow related to the 1998 acquisition of the outstanding capital stock of U.S. Corrections Corporation. The $3.1 million represents the proceeds, net of miscellaneous receivables arising from claims against the escrow.

Strategic Investor Fees. In April 2000, the Company terminated its previously-existing agreement with a group of investors led by the Fortress/Blackstone investor group ("Fortress/Blackstone") regarding a series of previously-announced restructuring transactions in favor of a restructuring led by Pacific Life Insurance Company ("Pacific Life"). In June 2000, the Company terminated its agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the Restructuring, including the Operating Company Merger, the Company terminated the services of one of its financial advisors during the third quarter of 2000. Under the terms of the Company's agreement with its financial advisor, the Company may be required to pay the advisor approximately $5.0 million as a fee for investment advisory services. The Company is currently reviewing obligations under such agreement. The securities purchase agreement entered into by the Company in connection with the Fortress/Blackstone-led restructuring states that, based on certain conditions, the Company may be obligated to pay to Fortress/Blackstone a $15.7 million commitment fee and a $7.5 million transaction termination fee. In connection with both the Fortress/Blackstone and Pacific Life restructurings, the Company may also be obligated to reimburse these parties for certain expenses incurred. As of September 30, 2000, the Company has expensed approximately $32.9 million in strategic investor fees in connection with the termination of the financial advisor restructuring transaction agreement.

Unrealized Foreign Currency Transaction Loss. In connection with the construction and development of the Company's HMP Forrest Bank facility, located in Salford, England, during the first quarter of 2000, the Company entered into a 25-year property lease. The Company is accounting for the lease as a direct financing lease and recognized a receivable equal to the discounted cash flows to be received by the Company over the lease term (54.1 million British pounds at September 30, 2000). The Company also has extended a working capital loan to the operator of this facility (3.2 million British pounds at September 30, 2000). These assets along with various other short-term receivables are denominated in British pounds; consequently, the Company must adjust these receivables to the current exchange rate and recognize the currency gain or loss in its current period earnings. As a result, the Company recognized unrealized foreign currency transaction losses of $2.0 million and $9.4 million for the three and nine months ended September 30, 2000, respectively. Realized losses of $0.2 million and $0.3 million for the three and nine months ending September 30, 2000 are included in operating expenses. The foreign currency transaction losses during the nine months ended September 30, 2000 are due to a significant detrimental fluctuation in the currency exchange rate between the British pound and the U.S. dollar.

The Company has not hedged its exposure to these foreign currency exchange rate fluctuations.

Loss on Disposal of Assets. The loss on the disposal of property is $3.0 million and $3.3 million for the three and nine months ended September 30, 2000, respectively. During the third quarter, JJFMSI entered into an agreement with Sodexho to sell a 50% interest in CC Australia (See Note 16). As a result JJFMSI recognized a $3.6 million loss. This is offset by a gain of $0.6 million resulting from the sale of a correctional facility recognized by the Company. For the three and nine months ended September 30, 1999, the loss relates to a settlement with the State of South Carolina for a property previously owned by Old CCA.

Stockholder Litigation Settlements. During the third quarter of 2000, the Company entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. The definitive settlement agreements provide that the Company will pay or issue the plaintiffs an aggregate of: (i) approximately $47.5 million in cash payable solely from the proceeds under certain insurance policies; and (ii) approximately $75.4 million in shares of the Company's common stock. For the three and nine months ended September 30, 2000, the Company has accrued $75.4 million related to the future issuance of Company common stock.

Write Off of Loan Costs. For the three and nine months ended September 30, 1999, the Company incurred a write off of loan costs of approximately $9.0 million in connection with the amendment of the Amended Bank Credit Facility on August 4, 1999.

Provision for Change in Tax Status. In connection with the Restructuring, on September 12, 2000 the Company's stockholders approved an amendment to the Company's Charter to remove provisions requiring the Company to qualify as a REIT for federal income tax purposes effective January 1, 2000. Prior to the amendment to the Company's Charter, the Company has operated so as to qualify as a REIT and, as discussed in "Commitments and Contingencies", the Company elected REIT status for its taxable year ended December 31, 1999. However, subsequent to the amendment to the Company's Charter, the Company intends to be taxed as a subchapter C corporation beginning with its taxable year ending December 31, 2000. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the Company is required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurs. As such, the Company's financial statements, prior to combining with PMSI and JJFMSI, as of and for the three months ending September 30, 2000, reflect an income tax provision of $117.7 million primarily related to the change in tax status and additional reserves for ongoing Internal Revenue Service ("IRS") audit issues.

Prior to January 1, 1999, Old CCA, the Company's predecessor, was a taxable subchapter C corporation. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in gross deferred tax assets. In connection with the 1999 Merger, the Company changed its federal income tax status from a subchapter C corporation to a REIT. In accordance with SFAS No. 109, the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger in January 1999 and the election to be taxed as a REIT. As such, the Company's results of operations for the nine months ended September 30, 1999 reflect a provision for change in tax status of $83.2 million.

OPERATING COMPANY FINANCIAL INFORMATION

The following unaudited operating information presents Operating Company's results of operations for the nine months ended September 30, 2000 and 1999:

                                                           Nine months ended    Nine months ended
                                                           September 30, 2000   September 30, 1999
                                                           ------------------   ------------------
                                                            (Unaudited and Amounts in Thousands)
REVENUES:
       Management                                               $  420,039          $  360,722
       Administrative service fee from PMSI and JJFMSI               8,100               4,500
       Trade name use agreement from PMSI and JJFMSI                 4,341                  --
                                                                ----------          ----------
                                                                   432,480             365,222
                                                                ----------          ----------
EXPENSES:
     Operating                                                     337,238             267,559
     Trade name use agreement to CCA                                 7,566               6,511
     Lease to CCA                                                  241,681             246,604
     General and administrative                                     25,144              18,220
     Depreciation and amortization                                   6,498               6,280
                                                                ----------          ----------
                                                                   618,127             545,174
                                                                ----------          ----------
OPERATING LOSS                                                    (185,647)           (179,952)
                                                                ----------          ----------
INTEREST EXPENSE, NET                                               26,208              12,716
                                                                ----------          ----------
LOSS BEFORE INCOME TAXES                                          (211,855)           (192,668)
BENEFIT FOR INCOME TAXES                                                --                  --
                                                                ----------          ----------
NET LOSS BEFORE EXTRAORDINARY ITEM                                (211,855)           (192,668)
EXTRAORDINARY ITEM FOR
   EXTINGUISHMENT OF CREDIT FACILITY                                 5,080               2,706
                                                                ----------          ----------
NET LOSS                                                        $ (216,935)         $ (195,374)
                                                                ==========          ==========

The following unaudited balance sheet information presents Operating Company's financial position as of September 30, 2000 and December 31, 1999:

                                                                     September 30, 2000    December 31, 1999
                                                                     ------------------    -----------------
                                                                       (Unaudited and Amounts in Thousands)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $    6,938          $   10,725
     Accounts receivable, net of allowance                                     86,595              66,414
     Receivables from PMSI and JJFMSI                                           7,761                  --
     Prepaid expenses                                                           3,871               3,733
     Other current assets                                                       3,737               7,775
                                                                           ----------          ----------
                  Total current assets                                        108,902              88,647

PROPERTY AND EQUIPMENT, NET                                                    17,922              19,959
OTHER ASSETS:
     Investment in contracts                                                   63,754              67,363
     Deferred tax assets                                                          295                  --
     Other                                                                      4,704               8,732
                                                                           ----------          ----------
                  Total assets                                             $  195,577          $  184,701
                                                                           ==========          ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $   27,740          $   28,938
     Lease and trade name use payables to CCA                                  30,068              27,080
     Accrued salaries and wages                                                 6,889               5,842
     Accrued property taxes                                                    14,010               9,393
     Accrued interest to CCA                                                    1,407              16,440
     Other accrued expenses                                                    26,298              17,514
     Short-term debt                                                           22,476              16,214
     Promissory note to CCA                                                   137,000             137,000
                                                                           ----------          ----------
                  Total current liabilities                                   265,888             258,421

DEFERRED LEASE INCENTIVES AND SERVICE FEES
     RECEIVED FROM PRISON REALTY                                              100,699             107,070
                                                                           ----------          ----------
                  Total liabilities                                           366,587             365,491
                                                                           ----------          ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock-Class A; $0.01 (one cent) par value;
        9,349 issued and outstanding; 100,000 shares authorized                    93                  93
     Common stock-Class B; $0.01 (one cent) par value;
        981 issued and outstanding; 100,000 shares authorized                      10                  10
     Additional paid-in capital                                               251,265              25,133
     Deferred compensation                                                     (2,525)             (3,108)
     Retained deficit                                                        (419,853)           (202,918)
                                                                           ----------          ----------
                  Total stockholders' equity                                 (171,010)           (180,790)
                                                                           ----------          ----------
                  Total liabilities and stockholders' equity               $  195,577          $  184,701
                                                                           ==========          ==========

The following is the unaudited cash flow information for Operating Company for the nine months ended September 30, 2000 and 1999:

                                                                                  Nine months
                                                                                ended September      Nine months ended
                                                                                   30, 2000          September 30, 1999
                                                                               ------------------    ------------------
                                                                                 (Unaudited and Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $ (216,935)          $ (195,374)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                   6,498                6,280
          Lease incentives and service fees received from CCA                             1,421               90,146
          Amortization of lease incentives and service fees received
               from CCA                                                                  (6,371)              (2,878)
          Accrued future rent                                                                --               56,948
          Other noncash items                                                             2,054                1,551
          Amortization of debt issuance costs                                             4,732                  531
          Write-off of debt issuance costs                                                5,080                2,706
          Loss on disposal of assets                                                        349                   --
          Changes in assets and liabilities, net
               Accounts receivable                                                      (20,181)              (8,356)
               Receivables from PMSI and JJFMSI                                          (7,761)                  --
               Prepaid expenses                                                            (138)                  39
               Other current assets                                                       2,617                 (958)
               Other assets                                                                 120                1,694
               Accounts payable                                                          (1,198)               4,127
               Lease and trade name use payables to CCA                                 193,795               12,599
               Accrued salaries and wages                                                 1,047                4,837
               Accrued property taxes                                                     4,617                3,137
               Accrued interest to CCA                                                   20,292               12,296
               Other accrued expenses                                                     8,489                3,676
                                                                                     ----------           ----------
                           Net cash used in operating activities                         (1,473)              (6,999)
                                                                                     ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions, net                                          (1,195)              (3,383)
     Proceeds from sale of assets                                                       23                   --
     Payments received on note receivable                                               78                   --
                                                                                ----------           ----------
               Net cash used in investing activities                                (1,094)              (3,383)
                                                                                ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt, net                                              6,262                   --
     Payment of debt issuance costs                                                 (7,482)              (6,125)
                                                                                ----------           ----------
               Net cash used in financing activities                                (1,220)              (6,125)
                                                                                ----------           ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,787)             (16,507)

CASH AND CASH EQUIVALENTS, beginning of period                                      10,725               19,057
                                                                                ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                        $    6,938           $    2,550
                                                                                ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest
                                                                                $    1,773           $      368
                                                                                ==========           ==========
          Income taxes                                                          $       --           $       --
                                                                                ==========           ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     The Company entered into an agreement with Prison Realty
     whereby CCA forgave the outstanding liabilities for lease
     and interest payables as of August 31, 2000:
                Accounts payable                                                $ (190,807)          $       --
                Accrued interest to Prison Realty                                  (35,325)                  --
                Additional paid-in capital                                         226,132                   --
                                                                                ==========           ==========
                                                                                $       --           $       --
                                                                                ==========           ==========

Transactions with Operating Company. In connection with the 1999 Merger, Old CCA received the $137.0 million Operating Company Note. The Company succeeded to the Operating Company Note as a result of the 1999 Merger. Interest on the Operating Company Note is payable annually at the rate of 12.0%. Interest only is payable for the first four years of the Operating Company Note. Principal is due in six equal annual installments of approximately $22.8 million, beginning December 31, 2003. In addition, Operating Company currently is prohibited, under the terms of its bank credit facility, from making scheduled interest payments under the terms of the Operating Company Note. The Company forgave $27.4 million of interest accrued under the terms of the Operating Company Note from January 1, 1999 to August 31, 2000. The Company has fully reserved the $1.4 million of interest accrued for the month of September 2000.

During the month ended December 31, 1999 and the nine months ended September 30, 2000, Operating Company has failed to make timely contractual payments under the terms of the Operating Company Leases. As of December 31, 1999, approximately $24.9 million of rents due from Operating Company to the Company were unpaid. The original terms of the Operating Company

Leases provide that rental payments were due and payable on December 25, 1999. As of November 14, 2000, Operating Company has paid the $24.9 million of lease payments related to 1999 and $31.0 million of lease payments related to 2000. For the three and nine months ended September 30, 2000, the Company recognized rental revenue from Operating Company of $82.5 million and $244.3 million, respectively, and recorded a reserve of $69.5 million and $213.3 million, respectively, resulting in recognition of net rental revenue from Operating Company of $13.0 million and $31.0 million, respectively. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. The Company forgave the unpaid rental payments of $190.8 million as of August 31, 2000. The Company has fully reserved the $22.5 million of rental payments due for the month of September 2000.

The Operating Company Leases were amended to defer, with interest, rental payments originally due during the period from January 2000 to September 2000, with the exception of certain installment payments. For the three and nine months ended September 30, 2000, the Company accrued and reserved $0.5 million and $8.0 million, respectively, of interest due to the Company on unpaid lease payments. The Company forgave the interest due on the unpaid lease payments of $7.9 million as of August 31, 2000. For the three and nine months ended September 30, 1999, the Company recognized rental revenue from Operating Company of $64.7 million and $189.4 million, respectively. The Company cancelled the Operating Company Leases in connection with the Operating Company Merger.

For the year ended December 1999, the Company had paid tenant incentive fees under the terms of an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement") of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplated either merging with Operating Company and thereby eliminating the Operating Company Leases or amending the Operating Company Leases to reduce the lease payments to be paid by Operating Company to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote off fees totaling $65.7 million. During the nine months ended September 30, 2000, the Company opened two facilities and expanded three facilities that are operated and leased by Operating Company. The Company expensed the tenant incentive fees due Operating Company in 2000, totaling $11.9 million, but has made no payments to Operating Company in 2000 with respect to this agreement. On June 9, 2000, Operating Company and the Company amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $11.9 million of payments under the Amended and Restated Tenant Incentive Agreement, plus $0.7 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger.

Costs incurred by the Company under an amended and restated services agreement (the "Amended and Restated Services Agreement") are capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $0.1 million and $5.6 million for the three and nine months ended September 30, 2000. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $5.6 million of payments under the Amended and Restated Services Agreement, plus $0.3 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger. Costs incurred related to the Amended and Restated Services Agreement for the three and nine months ended September 30, 1999 were $8.1 million and $34.6 million, respectively.

Costs incurred by the Company under a business development agreement (the "Business Development Agreement") are capitalized as part of the facilities' development cost. For the three and nine months ended September 30, 2000, no costs were incurred under the Business Development Agreement. For the three and nine months ended September 30, 1999, $3.1 million and $15.0 million, respectively, were incurred. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. This agreement was cancelled in connection with the Operating Company Merger.

PMSI AND JJFMSI FINANCIAL INFORMATION

In connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock in each of PMSI and JJFMSI, valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company's ownership of the non-voting common stock of PMSI and JJFMSI entitles the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends payable to the Company not declared and paid on a quarterly basis will accrue and are cumulative. As of November 14, 2000, the Company has received quarterly dividends in arrears from each of PMSI and JJFMSI through the first quarter of 2000.

In connection with the Restructuring, in September 2000 a wholly owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI which was held by Privatized Management Services Investors, LLC, an outside entity controlled by a director of PMSI and her family, for a cash purchase price of $8.0 million. In addition, PMSI and its wholly owned subsidiary paid the chief manager of Privatized Management Services Investors, LLC $150,000 as compensation for expenses incurred in connection with the transaction, as well as $125,000 in consideration for the chief manager's agreement not to engage in a business competitive to the business of PMSI for a period of one year following the completion of the transaction. Also in connection with the Restructuring, in September 2000 a wholly owned subsidiary of JJFMSI purchased 85% of the outstanding voting common stock of JJFMSI held by Correctional Services Investors, LLC, an outside entity, for a cash purchase price of $4.8 million. In addition, JJFMSI and its wholly owned subsidiary paid the chief manager of Correctional Services Investors, LLC $250,000 for expenses incurred in connection with the transaction.

It is currently anticipated that, following the attainment of necessary lender and regulatory approval, each of PMSI and JJFMSI will merge with and into a wholly owned subsidiary of the Company. As a result of these mergers, all shares of PMSI and JJFMSI common stock held by the Company and certain subsidiaries of PMSI and JJFMSI will be cancelled. The completion of the mergers does not require the approval of the Company's stockholders. In the proposed PMSI merger, the Company would issue shares of its common stock to the wardens of the correctional and detention facilities operated by PMSI who are the remaining shareholders of PMSI. It is expected that the wardens would receive shares of the Company's common stock valued at an aggregate of $550,000 in the merger in exchange for shares of PMSI common stock held by such wardens. Shares of the Company's common stock owned by the PMSI wardens would be subject to vesting and forfeiture provisions under a restricted stock plan. In the proposed JJFMSI merger, the Company would issue shares of its common stock to the wardens of the correctional and detention facilities operated by JJFMSI who are the remaining shareholders of JJFMSI. It is expected that the wardens would receive shares of the Company's common stock valued at an aggregate of $687,500 in the merger in exchange for shares of JJFMSI common stock held by such wardens. Shares of the Company's common stock owned by the JJFMSI wardens would also be subject to vesting and forfeiture provisions under a restricted stock plan.

As a part of the Restructuring, JJFMSI and its wholly owned subsidiary, CCA (UK) Limited, a company incorporated in England and Wales ("CCA UK"), have agreed to sell their 50% ownership interest in two international subsidiaries, Corrections Corporation of Australia Pty. Ltd., an Australian corporation ("CCA Australia"), and U.K. Detention Services Limited, a company incorporated in England and Wales ("UKDS"), to Sodexho for a cash purchase price of $6.4 million. Sodexho currently owns the remaining 50% interest in each of CCA Australia and UKDS. JJFMSI and CCA UK agreed to sell the shares of CCA Australia and UKDS to Sodexho, contingent on, among other things, the parties obtaining the requisite consents of the appropriate authorities in Australia and the United Kingdom for the transfer of the interests. The purchase price of $6.4 million includes $5.0 million for the purchase of UKDS and $1.4 million for the purchase of CCA Australia. JJFMSI book basis in UKDS is $3.2 million which will result in a $1.8 million gain upon the closing of the sale. JJFMSI book basis in CCA Australia is $5.0 million which results in a $3.6 million loss which has been recognized as a loss on a disposal of an asset as of September 30, 2000. In connection with the sale of JJFMSI's and CCA UK's interest in CCA Australia and UKDS to Sodexho, Sodexho granted JJFMSI an option to repurchase a 25% interest in each entity at any time prior to September 11, 2002 (i.e., 24 months from the date of the agreement), assuming the stock purchases are completed. JJFMSI has the right to repurchase a 25% interest in each entity for aggregate cash consideration of $4.0 million if such option is exercised on or before February 11, 2002 (i.e., 18 months from the date of the Option Agreement), and for aggregate cash consideration of $4.2 million if such option is exercised after February 11, 2001 but prior to September 11, 2001.

The following unaudited operating information presents a combined summary of the results of operations for PMSI and JJFMSI for the three and nine months ended September 30, 2000 and 1999:

                                        THREE MONTHS              THREE MONTHS              NINE MONTHS            NINE MONTHS
                                            ENDED                    ENDED                     ENDED                 ENDED
                                     SEPTEMBER 30, 2000         SEPTEMBER 30, 1999        SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
Revenues                                 $ 78,353                    $74,306                  $225,206             $213,984
Net income (loss) before taxes            (16,467)                     9,049                   (6,858)               29,188

During the third quarter of 2000, PMSI and JJFMSI (collectively) recorded $23.1 million in charges. Each of the companies entered into an indemnification agreement with the Company for a fee of $6.0 million each. The Company is indemnifying PMSI and JJFMSI from future costs associated with the Fortress/Blackstone agreements. Also, JJFMSI recorded a $3.6 million charge for a contingent loss on the sale of CCA Australia. In addition, PMSI and JJFMSI incurred $7.5 million in charges for the amended agreements with Operating Company related to trade name use and administrative fees.

The following unaudited balance sheet information presents a combined summary of the financial position for PMSI and JJFMSI as of September 30, 2000 and December 31, 1999:

                                      SEPTEMBER 30, 2000               DECEMBER 31, 1999
                                              (UNAUDITED AND AMOUNTS IN THOUSANDS)
Current assets                             $ 70,726                       $ 60,741
Total assets                                147,832                        151,167
Current liabilities                          59,278                         31,750
Total liabilities                            59,464                         32,622
Stockholders' equity                         88,368                        118,545

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the three and nine months ended September 30, 2000 of $251.1 million and $351.0 million, respectively, and had a net working capital deficiency of $1.2 billion at September 30, 2000. In June 2000, the Company obtained the June 2000 Waiver and Amendment and waivers of previously existing events of default under, and amendments to, the provisions of its convertible subordinated notes to permit the Restructuring and the amendments to the Operating Company Leases and the other contractual arrangements between the Company and Operating Company. At September 30, 2000, the Company was not in compliance with certain applicable financial covenants contained in the Amended and Restated Credit Agreement, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and
(iv) net worth. The Company is required to provide Lehman a certificate on a quarterly basis demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 calendar days after the close of each fiscal quarter, subject to an applicable grace period of five additional calendar days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility. As more fully described in "Debt Structure-Potential Events of Default and Proposed Consent and Amendment to the Company's Amended and Restated Credit Agreement", the Company has initiated the process of soliciting the approval and consent of the requisite percentage of the senior lenders with respect to the Proposed Consent and Amendment. There can be no assurance, however, that the Proposed Consent and Amendment will be obtained on or before November 17, 2000 and that, as a result, the Company will not be in default under the terms of the Amended Bank Credit Facility, its 12.0% senior notes or its convertible subordinated notes.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. There can be no assurance that the lenders under the Amended Bank Credit Facility will consent to the Proposed Consent and Amendment to the Amended and Restated Credit Agreement or will not seek to declare an event of default if the Proposed Consent and Amendment is not executed on or before November 17, 2000.

In addition, the Company's 12.0% senior notes, the Company's $40.0 million convertible subordinated notes and the Company's $30.0 million convertible subordinated notes generally contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended and Restated Credit Agreement or if the obligations under the Amended and Restated Credit Agreement are subject to acceleration or have been accelerated. If the Company were to be in default under the Amended and Restated Credit Agreement, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's 12.0% senior notes or the Company's convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness. In addition, the Company is currently subject to significant litigation, as described in "OTHER INFORMATION-Legal Proceedings".

Prior to September 30, 2000, the Company's business was the ownership, development and leasing of correctional and detention facilities to qualified third parties and government agencies. As the lessor of correctional and detention facilities, the Company has been dependent upon the ability of its tenants to make lease payments to the Company. Operating Company has been the lessee of a substantial majority of the Company's facilities. Prior to September 30, 2000, Operating Company leased 35 of the 44 correctional and detention facilities owned by the Company. In addition, the Company owns two office buildings, one leased to Operating Company and one leased to TransCor. Therefore, the Company has been dependent for a substantial portion of its revenues on Operating Company's ability to make the Operating Company Lease payments for such facilities.

Operating Company incurred a net loss of $77.5 million and $216.9 million for the three and nine months ended September 30, 2000, respectively, and had a net working capital deficiency and a net capital deficiency at September 30, 2000. Due to Operating Company's liquidity position, Operating Company was unable to make timely rental payments to the Company under the original terms of the Operating Company Leases and had been required to defer all scheduled payments of accrued interest on the Operating Company Note.

The Company and Operating Company had previously amended the original terms of the Operating Company Leases to defer, with interest, rental payments originally due to the Company during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain scheduled payments. Pursuant to the terms of this amendment, Operating Company agreed to pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to Operating Company's revolving credit facility (subject to adjustment if and to the extent that such rate of interest under such existing revolving credit facility was adjusted) from the date such payment would have been payable under the original terms of the Operating Company Leases until the date such payment was actually paid. Operating Company's obligation to make payments under the Operating Company Leases was not secured by any of the assets of Operating Company, although the obligations under the Operating Company Leases were cross-defaulted so that the Company could terminate all of the Operating Company Leases if Operating Company failed to make required lease payments.

Immediately prior to the Operating Company Merger, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000, totaling approximately $226.1 million, related to the Operating Company Leases, the interest due on the unpaid Operating Company Leases balances and the interest accrued on the Operating Company Note. See "Restructuring" for a more complete discussion of the agreement to forgive these unpaid balances.

As of December 31, 1999, Operating Company was in default under the provisions of its revolving credit facility, although such events of default were waived subsequent to December 31, 1999. On September 15, 2000, Operating Company replaced its revolving credit facility with a new revolving credit facility, as further described in "Debt Structure-Operating Company Revolving Credit Facility", and was in compliance with the provisions of its revolving bank credit facility as of November 14, 2000.

As a result of Operating Company's financial and liquidity condition, the independent public accountants of Operating Company indicated in their opinion on Operating Company's 1999 consolidated financial statements that there is substantial doubt about Operating Company's ability to continue as a going concern. Matters such as continued operating losses by Operating Company, declarations of events of default by the Company's and Operating Company's creditors, the inability of Operating Company to make contractual payments to the Company under the original terms of such agreements and the Company's limited resources available to meet its operating, capital expenditure and debt service requirements have had a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows. The Company's independent public accountants indicated in their opinion on the Company's 1999 consolidated financial statements that there is substantial doubt about the Company's ability to continue as a going concern. The condensed combined and consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

In order to address certain of the liquidity issues facing both the Company and Operating Company, effective October 1, 2000, the Company completed certain elements of the Restructuring and the Operating Company Merger, as more fully discussed in "Restructuring". As a result of the Restructuring and the Operating Company Merger on October 1, 2000, the existing Operating Company Leases were cancelled. Although the Company has completed certain elements of the Restructuring and completed the Operating Company Merger, thereby simplifying the corporate structure and relationship between Operating Company and the Company, the Company has limited resources currently available to it to meet its operating, capital and debt service requirements. As a result, the Company currently is, and will continue to be, dependent on its ability to borrow funds under the terms of its Amended Bank Credit Facility, as hereinafter defined, to meet these requirements. Subject to the obtainment of the Proposed Consent and Amendment, the Company believes that it will have sufficient resources to meet its operating, capital and debt service requirements. There is no assurance, however, that the Company will obtain the Proposed Consent and Amendment.

Prior to the effectiveness of the June 2000 Waiver and Amendment, the Company was in default under the provisions of the Amended and Restated Credit Agreement (outstanding balance of $967.8 million at September 30, 2000). In addition prior to obtaining waivers of events of default under, and amendments to, the provisions of the agreements governing such indebtedness on June 30, 2000, the Company was in default under the provisions of the agreements governing the Company's $40.0 million convertible subordinated notes and its $30.0 million convertible subordinated notes. The defaults related to the Company's failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to the Company's 1999 consolidated financial statements, and certain transactions effected by the Company, including the execution of the Pacific Life securities purchase agreement.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow used in operating activities was $58.5 million and cash flow provided by operating activities was $118.2 million for the nine months ended September 30, 2000 and 1999, respectively, and represents net income plus depreciation and amortization and other non-cash charges and changes in the various components of working capital. The Company's cash flow used in investing activities was $49.1 million and $474.8 million for the nine months ended September 30, 2000 and 1999, respectively, and primarily represents acquisitions of real estate properties and increase in restricted cash. The Company's cash flow provided by financing activities was $17.4 million and $345.2 million for the nine months ended September 30, 2000 and 1999, respectively, and represents payments of debt and debt issuance costs, payments of dividends on shares of the Company's preferred and common stock, and proceeds from issuance of debt and common stock and the purchase of treasury stock by PMSI and JJFMSI.

DEBT STRUCTURE

The Company's Amended Bank Credit Facility. On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured bank credit facility from NationsBank, N.A., as administrative agent, and several U.S. and non-U.S. banks. The bank credit facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan required quarterly principal payments of $0.6 million throughout the term of the loan, with the remaining balance maturing on January 1, 2003. The revolving loans were to mature on January 1,

2002. Interest rates, unused commitment fees and letter of credit fees on the bank credit facility were subject to change based on the Company's senior debt rating. The bank credit facility was secured by mortgages on the Company's real property.

On August 4, 1999, the Company completed an amendment and restatement of the bank credit facility (the "Amended Bank Credit Facility") increasing amounts available to the Company under the original bank credit facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $0.9 million through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. The maturity of the term loan under the original bank credit facility was changed to December 31, 2002, with the maturity of the revolving loan under the bank credit facility remaining January 1, 2002. Lehman replaced NationsBank, N.A. as administrative agent of the Amended Bank Credit Facility.

The Amended Bank Credit Facility, similar to the original bank credit facility, provided for interest rates, unused commitment fees and letter of credit fees to change based on the Company's senior debt rating. Similar to the terms of the original bank credit facility, the Amended Bank Credit Facility (prior to the execution of the June 2000 Waiver and Amendment) was to bear interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. Prior to the June 2000 Waiver and Amendment, the spread ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans. Prior to the June 2000 Waiver and Amendment, the term loan portions of the Amended Bank Credit Facility were to bear interest at a variable rate equal to 3.75% to 4.0% in excess of LIBOR, or 2.25% to 2.5% in excess of a base rate. This rate replaced the variable rate equal to 3.25% in excess of LIBOR, or 1.75% in excess of a base rate, in the original bank credit facility.

The rating on the Company's bank indebtedness was lowered from Ba3 to Ba1 during the first quarter of 2000. The rating on the Company's senior unsecured indebtedness was lowered from B1 to B2, and the rating on the Company's 8.0% Series A Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), was lowered from Ba3 to B3. As a result, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility was increased by 0.5%. The rating on the Company's indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to the rating adjustment. Upon the lenders' determination that the Company is in default under the terms of the Amended Bank Credit Facility, the Company is required to pay a default rate of interest equal to the rate of interest as determined based on the terms described above, plus 2.0%. As discussed below, prior to the execution of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility, the Company was in default under the Amended Bank Credit Facility and, consequently, was subject to the default rate of interest, effective from January 25, 2000 until June 9, 2000. As a result of the execution of the June 2000 Waiver and Amendment, however, the Company has not been in default under the

Amended Bank Credit Facility and has not been obligated to continue to pay the applicable default rate of interest with respect to outstanding amounts under the Amended Bank Credit Facility.

The Company incurred costs of $59.2 million during 1999 in consummating the original bank credit facility and the Amended Bank Credit Facility transactions, including $41.2 million related to the Amended and Restated Credit Agreement. The Company wrote off $9.0 million of unamortized costs as interest expense related to the original bank credit facility upon completion of the Amended and Restated Bank Credit Facility in 1999. The Company also incurred and capitalized costs of approximately $9.0 million in consummating the June 2000 Waiver and Amendment described below.

In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

The Amended Bank Credit Facility, similar to the terms of the original bank credit facility, is secured by mortgages on the Company's real property. Borrowings are limited based on a borrowing base formula that considers, among other things, eligible real estate. Prior to execution of the June 2000 Waiver and Amendment, the Amended Bank Credit Facility contained certain financial covenants, primarily: (a) maintenance of leverage, interest coverage, debt service coverage and total indebtedness ratios; and (b) restrictions on the incurrence of additional indebtedness.

The Amended Bank Credit Facility also restricted the Company's ability to pay any cash dividends in connection with its qualification as a REIT. As a result, the Company distributed shares of its Series B Preferred Stock as described in "Distributions to Stockholders" in connection with the satisfaction of its remaining REIT distribution requirements for its 1999 taxable year.

June 2000 Waiver and Amendment. Following the approval of the requisite senior lenders under the Amended Bank Credit Facility, the Company, certain of its wholly owned subsidiaries, various lenders and Lehman, as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended and Restated Credit Agreement. Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Amended and Restated Credit Agreement that resulted from: (i) the financial condition of the Company and Operating Company;
(ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions . The June 2000 Waiver and Amendment also contained certain amendments to the Amended and Restated Credit Agreement, including the replacement of existing financial ratios contained in the Amended and Restated Credit Agreement applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly payments of amounts due for interest beginning July 2000.

In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company completed the Restructuring, including the Operating Company Merger, the amendment of its Charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year, the restructuring of management and the distribution of shares of its Series B Cumulative Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), as described in "Restructuring" and "Distributions to Stockholders", respectively. The June 2000 Waiver and Amendment also amended the terms of the Amended and Restated Credit Agreement to permit (i) the amendment of the Operating Company Leases and the other contractual arrangements between the Company and Operating Company, and
(ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment. The Company has amended the Operating Company Leases as allowed for under the 2000 Waiver and Amendment but has not yet merged each of PMSI and JJFMSI with the Company.

The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company's currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company's then existing revolving credit facility.

As the result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments with respect to the Company's Salford, England facility; and (iii) the sale-leaseback of the Company's headquarters. Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility.

As a result of the June 2000 Waiver and Amendment, the interest rate applicable to outstanding borrowings under the Amended Bank Credit Facility was increased by 0.5%.

In connection with the June 2000 Waiver and Amendment, the Company borrowed $25.0 million at the time of the execution of the June 2000 Waiver and Amendment and an additional $25.0 million subsequently.

As of November 14, 2000, the Company was in compliance with the above provisions of the June 2000 Waiver and Amendment, although certain potential events of default existed under the Amended Credit Facility as described below.

Potential Events of Defaults and Proposed Consent and Amendment to the Company's Amended and Restated Credit Agreement. At September 30, 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company's Amended and Restated Credit Agreement, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. The Company is required to provide Lehman a certificate on a quarterly basis demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 calendar days after the close of each fiscal quarter, subject to an applicable grace period of five additional calendar days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility.

In addition, effective September 29, 2000, Operating Company and each of PMSI and JJFMSI amended the terms of the Administrative Services Agreements by and between the Company and each of PMSI and JJFMSI to: (i) increase, as of January 1, 2000, the administrative services fee paid by each of PMSI and JJFMSI to Operating Company and its successor as a result of the Operating Company Merger from $260,000 per month to $450,000 per month, and (ii) to include, as of January 1, 2000, a monthly payment to Operating Company and its successor from PMSI and JJFMSI for the use of the name "Corrections Corporation of America" in an amount equal to 2.0% of the monthly management revenues of PMSI and JJFMSI (the "Administrative Services Amendments"). Effective September 29, 2000, each of PMSI and JJFMSI have agreed to pay the Company $6.0 million in exchange for a full indemnity by the Company for any and all liabilities incurred by PMSI or JJFMSI in connection with the settlement or disposition of certain litigation known as Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. (the "Indemnification Agreements") as described herein. These agreements could potentially result in an event of default under the Amended and Restated Credit Agreement. However, it is anticipated that if the Proposed Consent and Amendment is obtained, these agreements will not result in the declaration of an event of default by the lenders under the Amended Bank Credit Facility.

The Company, through Lehman, has initiated the process of soliciting the consent of the requisite percentage of the senior lenders to the Proposed Consent and Amendment. The Proposed Consent and Amendment, if effected, would replace the previously existing financial covenants contained in the Amended and Restated Credit Agreement with the following financial covenants, each as defined in the Proposed Consent and Amendment: (i) total leverage ratio; (ii) post merger interest coverage ratio; (iii) fixed charge coverage ratio; (iv) ratio of total indebtedness to total capitalization; (v) minimum post merger EBIDTA; and (vi) total beds occupied ratio.

In addition, the Proposed Consent and Amendment would consent to the execution of the Administrative Services Amendments and the execution of the Indemnification Agreements. The Proposed Consent and Amendment would also amend the Amended and Restated Credit Agreement to permit the mergers of each of PMSI and JJFMSI with and into the wholly owned subsidiary of the Company into which Operating Company was previously merged.

The Proposed Consent and Amendment further provides that the Company will be required to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Proposed Consent and Amendment as any combination of the following transactions, which together would result in net cash proceeds to the Company of $100.0 million: (i) an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders; (ii) any other offering of the Company's common stock or certain types of the Company's preferred stock; (iii) issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Credit Facility; (iv) certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters. The Proposed Consent and Amendment also contains limitations upon the use of proceeds obtained from the completion of such "capital raising events". The requirements relating to "capital raising events" contained in the Proposed Consent and Amendment would replace the requirement currently contained in the Amended and Restated Credit Agreement that the Company use commercially reasonably efforts to consummate a rights offering on or before December 31, 2000.

The maturities of the loans under the Amended Bank Credit Facility, as well as the interest applicable to such loans, would remain unchanged as a result of the Proposed Consent and Amendment. In consideration of the Proposed Consent and Amendment, the Company will be required to pay to the lenders under the Amended Bank Credit Facility a fee of $500,000.

The Company has limited resources currently available to it to meet its operating, capital expenditure and debt service requirements. If an event of default arises under the terms of the Amended and Restated Credit Agreement as a result of the Company's failure to obtain the Proposed Consent and Amendment, or as a result of the acceleration of the Company's other indebtedness, the senior lenders under the Amended Bank Credit Facility are entitled, at their discretion, to exercise certain remedies, including acceleration of the Company's outstanding borrowings under the Amended and Restated Credit Agreement. There can also be no assurance that the lenders under the Amended Bank Credit Facility will consent to the Proposed Consent and Amendment or will not seek to declare an event of default if the Proposed Consent and Amendment is not executed prior to November 17, 2000.

In addition, the Company's 12.0% senior notes, the Company's $40.0 million convertible subordinated notes and the Company's $30.0 million convertible subordinated notes generally contain provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations under the Amended Bank Credit Facility are subject to acceleration or have been accelerated. If the Company were to be in default under the Amended Bank Credit Facility, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's 12.0% senior notes or the Company's convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all of the Company's outstanding indebtedness.

As of November 14, 2000, the Company has made all required principal and interest payments under the Amended Bank Credit Facility.

12.0% Senior Notes. On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12.0% senior notes, due 2006. Interest on the 12.0% senior notes is paid semi-annually in arrears, and the 12.0% senior notes have a seven-year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million, after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the 12.0% senior notes for general corporate purposes and to repay revolving bank borrowings under its bank credit facility.

The Company believes that it currently is not in default under the terms of the indenture governing its $100.0 million 12.0% senior notes. The terms of the indenture governing the 12.0% senior notes generally restrict amendments to the terms of the Operating Company Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement, the Amended and Restated Services Agreement and the Trade Name Use Agreement without the delivery of an opinion as to the fairness, from a financial point of view, to the Company of such amendments, issued by an accounting, appraisal, consulting or investment banking firm of national standing, to the trustee under the indenture governing the 12.0% senior notes. In connection with the amendments to certain of these agreements on June 9, 2000, the Company delivered to the trustee under the indenture a fairness opinion meeting the requirements of the indenture. The Company has been advised that in connection with the cancellation of the Operating Company Leases, the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement, the Amended and Restated Services Agreement and the Trade Name Use Agreement in the Operating Company Merger and the forgiveness of amounts due the Company from Operating Company under the terms of the Operating Company Leases and the Operating Company Note in September 2000, the Company may be required to obtain an opinion as to the fairness, from a financial point of view, to the Company of such transactions under the terms of the indenture. As a result, the Company is in the process of obtaining an opinion as to the fairness of such transactions. There can be no assurance, however, that such an opinion will be obtained and that, as a result, if such opinion is required under the terms of the indenture, an event of default will not occur under the terms of the 12.0% senior notes.

Upon the occurrence of an event of default under the terms of the 12.0% senior notes, the holders of the notes will have the right to accelerate the outstanding principal amount of such notes. Such a default under the terms of the 12.0% senior notes, will also result in a default under the terms of the Company's $30.0 million convertible subordinated notes in the event the holders of the 12.0% senior notes accelerate the outstanding principal amount of the notes. A default under the terms of the 12.0% senior notes will also result in a default under the terms of the Amended Bank Credit Facility and the Company's $40.0 million convertible subordinated notes, regardless of whether or not the holders of the 12.0% senior notes accelerate the outstanding principal amount thereunder.

The indenture governing the 12.0% senior notes provides that it shall be an event of default under the notes if the Company has a payment default under the Amended Bank Credit Facility or if the Company's obligations under the Amended Bank Credit Facility have been accelerated. However, the amounts outstanding under the 12.0% senior notes are effectively subordinated to the Company's obligations under the Amended Bank Credit Facility to the extent of the value of the assets securing the Amended Bank Credit Facility. In the event of acceleration of outstanding principal amounts under both the 12.0% senior notes and the Amended Bank Credit Facility, the lenders under the Amended Bank Credit Facility will be entitled to proceed against the collateral that secures the Company's obligations under the Amended Bank Credit Facility, and such collateral will not be available to satisfy any amounts owed under the 12.0% senior notes.

$40.0 Million Convertible Subordinated Notes. On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in December 2008, with interest payable semi-annually at 9.5%, to MDP Ventures IV and affiliated purchasers. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 million convertible subordinated notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the previously announced restructuring transactions, as described. This "change of control" gave rise to the right of the holders of such notes to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default the Company was obligated, under the original terms of the $40.0 million convertible subordinated notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note purchase agreement. Such contingent interest is retroactive to the date of issuance of the notes.

In order to address the events of default discussed above, on June 30, 2000, the Company and the holders of the notes executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the New York Stock Exchange (the "NYSE") for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 and (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.19, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock, as described in "Distributions to Stockholders", will not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described in "OTHER INFORMATION-Legal Proceedings", will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. At June 30, 2000, the conversion price for the $40.0 million convertible subordinated notes was $23.63. At a conversion price of $1.19, the $40.0 million convertible subordinated notes are convertible into approximately 33,613,445 shares of the Company's common stock.

There can be no assurance that the Company will be able to maintain the effectiveness of the waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represents all interest owed at the default rate of interest through June 30, 2000. After giving consideration to the issuance of these additional notes, as of November 14, 2000, the Company has made all required interest payments under the $40.0 million convertible subordinated notes.

$30.0 Million Convertible Subordinated Notes. Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the Company's $30.0 million convertible subordinated notes as a result of the Company's financial condition and as a result of the proposed Restructuring. However, on June 30, 2000, the Company and PMI Mezzanine Fund, L.P., the holder of the notes, executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of the Company's common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 and (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.07, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock, as described in "Distributions to Stockholders", will not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described in "OTHER INFORMATION-Legal Proceedings", will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. At June 30, 2000, the conversion price for the $30.0 million convertible subordinated notes was $23.63. At a conversion price of $1.07, the $30.0 million convertible subordinated notes are convertible into approximately 28,037,383 shares of the Company's common stock.

There can be no assurance that the Company will be able to maintain the effectiveness of the waiver and amendment to the note purchase agreement. If the Company is unable to do so, and if the holders of these notes do not consent to an additional proposed waiver of any future events of default under, and amendments to, the note purchase agreement, the Company may be required to repurchase or redeem the outstanding principal amount of the notes. If the aggregate principal amount of such convertible subordinated notes were accelerated, however, the repayment of such amounts would be subordinate to the rights of the senior lenders under the Amended Bank Credit Facility. Any requirement to repurchase or redeem the outstanding principal amount of this indebtedness prior to its stated maturity would also trigger an event of default under the provisions of the Company's other indebtedness, including the provisions of the Amended Bank Credit Facility.

As of November 14, 2000, the Company has made all required interest payments under the $30.0 million convertible subordinated notes.

JJFMSI Credit Facility. On September 29, 2000, JJFMSI obtained a $6.4 million term loan from a group of lenders led by Lehman, as the administrative agent. As of November 14, 2000, JJFMSI has borrowed $6.4 million under the term loan. Approximately $4.0 million of the proceeds from the loan was used to make a loan to PMSI and its subsidiaries subsequent to September 30, 2000. The term loan facility bears interest at LIBOR plus an applicable margin that increases during the term of the loan and matures on September 30, 2001. The facility bears interest at a rate of LIBOR plus 400 basis points until December 31, 2000, at which time the applicable margin will increase at a rate of 150 basis points per quarter until maturity. The facility is secured by the accounts receivable and all accounts of JJFMSI and contains a requirement that the proceeds received by JJFMSI and its wholly owned subsidiary from the sale of its international operations, as more fully described in "PMSI and JJFMSI Financial Information", be used to repay amounts outstanding under the term loan facility.

Operating Company Revolving Credit Facility. On April 27, 2000, Operating Company obtained a waiver of events of default under its $100.0 million revolving credit facility with a group of lenders led by Foothill Capital Corporation ("Foothill Capital") relating to: (i) the amendment of certain contractual arrangements between the Company and Operating Company; (ii) Operating Company's violation of a net worth covenant contained in the revolving credit facility; and (iii) the execution of the Agreement and Plan of Merger, as defined in "Restructuring", with respect to the Operating Company Merger. On June 30, 2000, the terms of the initial waiver were amended to provide that the waiver would remain in effect, subject to certain other events of termination, until the earlier of (i) September 15, 2000 or (ii) the completion of the Operating Company Merger.

On September 15, 2000, Operating Company terminated its revolving credit facility with Foothill Capital and simultaneously entered into a new $50.0 million revolving credit facility with Lehman. This new revolving credit facility, which bears interest at an applicable prime rate, plus 2.25%, is secured by the accounts receivable and all other accounts of Operating Company. The revolving credit facility matures on December 31, 2002. Operating Company paid a $1.0 million commitment fee to Lehman at closing for this revolving credit facility. In accordance with the terms of its revolving credit facility with Foothill Capital, Operating Company paid a $2.0 million early termination fee to Foothill Capital. Operating Company expensed $5.1 million of loan fees associated with the termination of its revolving credit facility with Foothill Capital.

DISTRIBUTIONS TO STOCKHOLDERS

On March 22, 2000, the Board of Directors of the Company declared a quarterly dividend on the Company's Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. As of November 14, 2000, the Company's Board of Directors has not declared a dividend on the Series A Preferred Stock for the quarters ended June 30, 2000 and September 30, 2000. In connection with the June 2000 Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Therefore, the Company has not made any payments with respect to the second and third quarter dividends. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's Charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment. A second and third quarter 2000 dividend of $0.50 per share has been accrued as of September 30, 2000.

Under the terms of the Company's Charter, as in effect prior to the Restructuring, the Company was required to elect to be taxed as a REIT for federal income tax purposes for its taxable year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. Because the Company's Accumulated Earnings and Profits were approximately $157.5 million, and the Company's distributions in 1999 were deemed to have been paid first from those Accumulated Earnings and Profits, the Company met the above-described distribution requirements. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95.0% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock, as discussed below.

On September 22, 2000, the Company issued 5,927,805 shares of its Series B Preferred Stock in connection with its remaining 1999 REIT distribution requirement. The distribution was made to the Company's common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock. On November 13, 2000, the Company issued approximately 1,590,065 additional shares of Series B Preferred Stock in furtherance of meeting its 1999 REIT distribution requirements. This distribution was made to the Company's common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company also paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock in the second distribution.

The Company recorded the initial issuance of the Series B Preferred Stock at its stated value of $24.46 per share, or a total of $145.0 million. The Company has determined the distribution made on September 22, 2000 amounted to a taxable distribution by the Company of approximately $107.6 million. The distribution of the additional shares of Series B Preferred Stock on November 13, 2000 is expected to satisfy the Company's remaining distribution requirements. However, the taxable distribution value of the shares of Series B Preferred Stock distributed on November 13, 2000 has not been determined at this time, and there can be no assurance that such distribution will satisfy the Company's remaining 1999 REIT distribution requirements. The Company has accrued a 12.0% dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 to September 30, 2000.

The shares of Series B Preferred Stock issued by the Company provide for dividends, payable in additional shares of Series B Preferred Stock, at a rate of 12.0% per year for the first three years following the issuance of the shares and cash dividends at a rate of 12.0% per year thereafter, payable for the period from issuance through December 31, 2000 and quarterly thereafter in arrears. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company's 12.0% senior notes, due 2006. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock during two conversion periods (to the extent such shares have been issued at the time of such conversion period): (i) from Monday, October 2, 2000 to Friday, October 13, 2000; and (ii) from Thursday, December 7, 2000 to Wednesday, December 20, 2000, at a conversion price based on the average closing price of the Company's common stock on the NYSE during the 10 trading days prior to the first day of the applicable conversion period, provided, however, that the conversion price used to determine the number of shares of the Company's common stock issuable upon conversion of the Series B Preferred Stock shall not be less than $1.00. The number of shares of the Company's common stock that will be issuable upon the conversion of each share of Series B Preferred Stock will be calculated by dividing the stated price ($24.46), plus accrued and unpaid dividends as of the date of conversion of each share of Series B Preferred Stock, by the conversion price established for the conversion period.

Approximately 1,302,486 shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 21,621,267 shares of the Company's common stock. The conversion price for the initial conversion period was established at $1.4813, thereby resulting in each share of Series B

Preferred Stock being convertible into approximately 16.6 shares of the Company's common stock during the initial conversion period.

PROPOSED TRANSACTION AFFECTING THE COMPANY'S CAPITAL STOCK

On November 7, 2000, the Company filed preliminary proxy materials with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders scheduled to take place on December 13, 2000. At the annual meeting, the holders of the Company's common stock as of the record date for the meeting will be asked to: (i) consider and approve a reverse stock split of the Company's common stock at a ratio to be determined by the Board of Directors of the Company of not less than one-for-ten and not to exceed one-for-twenty, and (ii) consider and approve (a) an amendment to the Company's 1997 Employee Share Incentive Plan to, among other things, increase the number of shares of the Common Stock reserved and authorized for issuance pursuant to the plan, and (b) the adoption of a new equity incentive plan for the directors, executive officers and other key employees of the Company.

The Company is seeking the approval for the reverse stock split as the result of the Company's actual and prospective issuances of shares of its common stock and the effect of such issuances on the market price of the Company's common stock. As of November 14, 2000, the Company has 159,068,682 shares of its common stock and approximately 6,215,384 shares of its Series B Preferred Stock (which, assuming a $1.00 conversion price, will be convertible into approximately 155,370,113 shares of the Company's common stock in December 2000) issued and outstanding. Accordingly, as the result of the conversion of the Series B Preferred Stock, and the issuance of shares of the Company's common stock in satisfaction of the stockholder litigation settlement previously described herein, and the issuance of shares of common stock in connection with the mergers with PMSI and JJFMSI, the Company expects to have in excess of approximately 333,000,000 shares of common stock issued and outstanding by the end of January 2001. This does not include any shares of common stock that would be issued in connection with the conversion of the Company's aggregate $70.0 million convertible subordinated notes, the exercise of outstanding stock options, or shares that may be required to be issued in August 2001 under the terms of the stockholder litigation settlement, which could increase the Company's outstanding common stock to over 450,000,000 shares.

The Company is seeking the approval of an amendment to the Company's 1997 Employee Share Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 1,300,000 to 15,000,000 and the adoption of the Company's 2000 Equity Incentive Plan, pursuant to which the Company will reserve 25,000,000 in shares of common stock for issuance thereunder, in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. The number of shares available for issuance under each of the plans will be adjusted in the event the reverse stock split discussed above is approved and implemented.

EVALUATION OF CAPITAL STRUCTURE

As a result of the Company's current financial condition, including: (i) the revolving loans under the Amended and Restated Credit Agreement maturing January 1, 2002; (ii) the requirement under the Proposed Consent and Amendment to use commercially reasonable efforts to complete any combination of certain transactions, as defined therein, which together result in net cash proceeds of at least $100.0 million; (iii) the Company's negative working capital position; and (iv) the Company's highly leveraged capital structure, the Company's management is evaluating the Company's current capital structure, including the consideration of various potential transactions that could improve the Company's financial position. These potential transactions include, but are not limited to, the following: (i) refinancing all or a portion of the borrowings outstanding under the Company's Amended and Restated Credit Agreement and other debt instruments; (ii) a distribution of rights to purchase common or preferred stock to the Company's existing stockholders; (iii) an offering of common or preferred stock; (iv) asset divestitures; and (v) solicitation of an equity investment in the Company by an outside investor.

COMMITMENTS AND CONTINGENCIES

Litigation. The Company is subject to a variety of legal proceedings, some of which if resolved against the Company, could have a material adverse effect upon the business and financial position of the Company. A complete description of the litigation currently commenced against the Company is set forth in "OTHER INFORMATION-Legal Proceedings".

Income Tax Contingencies. Under the terms of the Company's Charter, the Company is required to elect to be taxed as a REIT for the year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with Accumulated Earnings and Profits. For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. The Company met the above described distribution requirements by designating approximately $152.5 million of the total distributions in 1999 as distributions of its Accumulated Earnings and Profits. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, is required to distribute 95% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock, as discussed in "Distributions to Stockholders". The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code with respect to its taxable year ended December 31, 1999 would have a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

The Company's election of REIT status for its taxable year ended December 31, 1999 is subject to review by the IRS for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion disallowing the Company's dividends paid deduction, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, penalties and interest for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

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

Guarantees. In connection with the bond issuance of a governmental entity for which PMSI currently provides management services at a 2,016 bed correctional facility, the Company is obligated, under a debt service deficits agreement, to pay the trustee of the bond's trust indenture (the "Trustee") amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $69.1 million at September 30, 2000 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

The IRS is conducting an audit of $72.7 million in tax exempt bonds issued by the Hardeman County Correctional Facilities Corporation ("HCCFC") in 1997, the proceeds of which were used to construct a correctional facility in Hardeman County, Tennessee, owned by HCCFC. At the time the bonds were issued, Old CCA entered into a management agreement with respect to the correctional facility. By separate agreement, Old CCA agreed to pay any debt service deficits on the bonds. Subsequent to the issuance of the bonds, HCCFC paid Old CCA a discretionary bonus of approximately $4.1 million. The tax-exempt nature of the bonds is under review by the IRS. Because of the contractual relationship between Old CCA and the correctional facility, in the event the IRS determines that the bonds are taxable, there exists the risk that the Company, as the successor to Old CCA, may be required to remit all or a portion of the bonus received, or, in the alternative, repurchase the principal amount of the bonds, plus accrued interest. The Company intends to contest this matter vigorously. If this matter is determined adversely to the Company, any resulting liability for the Company could have a material adverse effect upon the business or financial condition of the Company.

Employment and Severance Agreements. On July 28, 2000, Doctor R. Crants was terminated as the Chief Executive Officer of the Company and from all positions with the Company and Operating Company. Under certain employment and severance agreements, Mr. Crants will continue to receive his salary and health, life and disability insurance benefits for a period of three years and was vested immediately in 140,000 shares of the Company's common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, has been recognized in the three and nine months ending September 30, 2000. The unamortized portion is based on the trading price of the common stock of Old CCA, a predecessor to the Company, as of the date of grant, which occurred in the fourth quarter of 1995. Prior to Mr. Crants' termination, pursuant to the terms of the Company's 1997 Employee Share Incentive Plan, Mr. Crants had been issued 6,570 shares of restricted stock, 1,687 of which vested immediately upon the date of the award. The remaining shares vested ratably on each of the first three anniversaries following the date of award. On July 28, 2000, all 3,375 of the unvested shares of restricted stock held by Mr. Crants' were forfeited to the Company as the result of his termination.

Effective November 17, 2000, Darrell K. Massengale, Secretary of the Company, will resign from all positions with the Company, its subsidiaries and its affiliates. Under Mr. Massengale's employment agreement, all deferred or restricted shares of common stock granted to Mr. Massengale have become fully vested. The compensation expense related to the deferred shares, a $0.1 million non-cash charge representing the unamortized portion of the deferred stock award, is recognized in the three and nine months ending September 30, 2000. The unamortized portion is based on the trading price of the common stock of Old CCA, a predecessor to the Company, as of the date of grant, which was during the fourth quarter of 1995.

AGREEMENT WITH DC INVESTMENT PARTNERS, LLC

On December 31, 1999, an agreement was executed between the Company and DC Investment Partners, LLC ("DCI"), a private investment manager of which two former directors and officers of the Company (D. Robert Crants, III and Michael
W. Devlin) are principals. Under the agreement, the Company is to reimburse DCI, over an eight year period beginning July 2000, for certain costs incurred by DCI in relocating its office space from the corporate office building owned and occupied by the Company. In the third quarter of 2000, the Company recorded a $413,000 charge to general and administrative expense representing the present value of the future payments called for under the agreement. However, management of the Company is currently evaluating its obligation to honor this agreement and has suspended further payments under the agreement.

YEAR 2000 COMPLIANCE

In 1999, the Company completed an assessment of its key information technology systems, including its client server and minicomputer hardware and operating systems and critical financial and non-financial applications, in order to ensure that these date sensitive critical information systems would properly recognize the Year 2000 as a result of the century change on January 1, 2000. Based on this assessment, the Company determined that these key information systems were Year 2000 compliant. The Company also evaluated its non-critical information technology systems for Year 2000 compliance and determined that such non-critical systems were compliant. The Company's systems did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000. In 1999, the Company also completed communications with third parties with whom it has important financial or operational relationships, including Operating Company, the lessee of the substantial majority of the Company's facilities, to determine the extent to which they were vulnerable to the Year 2000 issue. Based on responses from these third parties, including Operating Company, the Company determined that there were no third party related Year 2000 noncompliance issues that would have a material adverse impact on the Company's operations. These third parties, including Operating Company, did not subsequently experience any significant disruptions as a result of the century change on January 1, 2000 that had a material adverse impact on the Company's operations.

The Company's information systems were Year 2000 compliant when acquired in the 1999 Merger, and as such, the Company incurred no significant expenses through September 30, 2000, and the Company does not expect to incur any significant costs in connection with the Year 2000 subsequent to September 30, 2000.

Operating Company incurred expenses allocable to internal staff, as well as costs for outside consultants, computer systems remediation and replacement and non-information technology systems remediation and replacement (including validation). Through September 30, 2000, Operating Company spent approximately $6.4 million which included $3.4 million related to the replacement of leased equipment, $2.4 million for travel and services and $0.6 million for software. These costs were expensed as incurred. Operating Company does not expect to incur any significant costs in connection with the Year 2000 subsequent to September 30, 2000.

FUNDS FROM OPERATIONS

The Company has historically reported Funds from Operations as a helpful measure of the performance of the Company as an equity REIT. However, as the result of the Restructuring and the Company's election to be taxed as a subchapter C corporation, rather than as a REIT for federal income tax purposes, commencing with the Company's 2000 taxable year, management no longer believes that Funds from Operations is helpful to investors. As such, Fund from Operations has been omitted from this report.

INFLATION

The Company does not believe that inflation has had or will have a direct diverse effect on its operations. Prior to the Restructuring, the Operating Company Leases generally contained provisions which will mitigate the adverse impact of inflation on net income. These provisions included clauses enabling the Company to pass through to Operating Company certain operating costs, including real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Additionally, the Operating Company Leases contain provisions which provide the Company with the opportunity to achieve increases in rental income in the future. In connection with the Restructuring, the Operating Company Leases were cancelled.

          CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures are to changes in U.S. interest rates and foreign currency exchange rates. The Company is exposed to interest rate risk related to its Amended Bank Credit Facility and certain other indebtedness as discussed herein in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION-Debt Structure". The interest on the Amended Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Bank Credit Facility was 100 basis points higher or lower, for the three and nine months ended September 30, 2000, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $3.3 million and $9.1 million, respectively.

At September 30, 2000, the Company had outstanding $100.0 million of its 12.0% senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0% and $107.5 million of preferred stock with a fixed dividend rate of 8%. Similarly, as of September 30, 2000, the Company had a note receivable in the amount of $137.0 million with a fixed interest rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% decrease in market interest rates would not have a material impact on the Company. The Company's Amended Bank Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002.

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

          CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

STOCKHOLDER LITIGATION

The Company has entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. The stipulations of settlement, which have received preliminary court approval, provide for the "global" settlement of a series of class action and derivative lawsuits brought against the Company by current and former stockholders of the Company and its predecessors. These lawsuits were brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements and previously announced transactions relating to the Restructuring led by the Fortress/Blackstone investor group and Pacific Life. The hearings for final court approval of the settlement are scheduled to be completed within the next 60 days. Specifically, the settlement relates to the following previously disclosed actions: (i) Bernstein v. Prison Realty Trust, et al. (including Hardee v. Prison Realty Trust, et al. and Holle v. Prison Realty Trust, et al., which were consolidated with Bernstein); (ii) Neiger v. Doctor Crants, et al. (including Anderson v. Doctor Crants, et al. and Brody v. Prison Realty Trust, Inc., et al., which were consolidated with Neiger); (iii) Buchanan and Unger v. Prison Realty Trust, Inc., et al.; (iv) In re Old CCA Securities Litigation; (v) In re Prison Realty Securities Litigation;
(vi) Mikovits v. Prison Realty Trust, et al.; (vii) Wanstrath v. Crants, et al.; and (viii) Dasburg, S.A. v. Corrections Corporation of America, et al.

The definitive settlement agreements provide that the Company will pay or issue the plaintiffs an aggregate of: (i) approximately $47.5 million in cash payable solely from the proceeds under certain insurance policies; and (ii) approximately $75.4 million in shares of the Company's common stock (or 17,235,715 shares at an agreed value of $4.375 per share). The shares of common stock to be issued by the Company in accordance with the settlement agreements will be subject to a stock price guarantee of $4.375 per share, which will require the Company to pay or issue, at its option, cash or additional shares of common stock to the plaintiffs if the trading price of the Company's common stock does not reach $4.375 per share for a specified number of trading days during the period from the completion of the settlement through August 31, 2001. In addition, shares issued in the settlement are subject to certain anti-dilution adjustments if the Company undertakes certain transactions (generally, raising equity capital in excess of $110.0 million at less than the stock price guarantee) during the period from August 31, 2001 through December 31, 2001. The terms of the settlement provide that the Company is required to make an initial distribution of 17,235,715 shares of common stock at or about the time of final court approval of the settlements which is expected in December 2000 or in January 2001. An additional number of shares of the Company's common stock will be issuable after August 31, 2001 if the market price of the Company's common stock does not reach the designated guaranteed stock price.

The Company's exposure to foreign currency exchange rate risk relates to its construction, development and leasing of the HMP Forrest Bank facility, located in Salford, England. The Company entered into a 25-year lease and recognized a receivable equal to the discounted cash flows to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. Under the terms of the agreements relating to such payments, such payments to the Company are denominated in British pounds, rather than in U.S. dollars. As a result, the Company bears the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At September 30, 2000, the receivables due the Company and denominated in British pounds totaled 58.3 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an additional $8.6 million increase in value of these receivables and gain on foreign currency transaction, and a hypothetical 10% decrease in the relative exchange rate would have resulted in an additional $8.6 million decrease in value of these receivables and loss on foreign currency transaction.

The Company has not hedged its exposure to these foreign currency exchange rate fluctuations.

In addition to the payments of amounts specified above, the Company and the plaintiffs have agreed to certain other matters in connection with the settlement of the litigation, including: (i) a prohibition on payments of any kind by the Company to insiders of the Company and the Company's affiliates in connection with the Restructuring except as previously disclosed by the Company;
(ii) restrictions on the Company's ability to reprice stock options previously issued to former or current directors or executive officers of the Company without stockholder approval for a period of 24 months; and (iii) requirements regarding the composition of the Company's Board of Directors and its committees and the adoption by the Board of Directors of certain related corporate governance policies.

OTHER LITIGATION

The Company was the subject of a purported class action complaint filed in the Circuit Court for Davidson County, Tennessee, on January 28, 2000. The lawsuit, captioned White v. Prison Realty Trust, Inc., et al., alleged that the defendants engaged in the unfair and deceptive practice of permitting telephone service providers exclusive service rights in return for illegal payments and kickbacks, which exclusive agreements allow and require the providers to charge unconscionable fees for phone services. This complaint was subsequently dismissed by the Circuit Court on February 23, 2000. A similar complaint, captioned Hunt v. Prison Realty Trust, Inc., was filed on February 23, 2000 in the Circuit Court for Davidson County, Tennessee, naming as defendants the Company, Operating Company, JJFMSI and PMSI. Plaintiffs are asking for unspecified treble damages pursuant to the Tennessee Consumer Protection Act, plus restitution of the amounts collected by the defendants under such arrangements, as well as a permanent injunction restraining the defendants from engaging in such conduct, in addition to unspecified damages. While the outcome of this lawsuit is not determinable, the Company does not believe that such litigation, if resolved against the Company, would have a material adverse effect upon it business or financial position.

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

On June 9, 2000, a complaint captioned Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. was filed in federal court in the United States District Court for the Southern District of New York by Fortress/Blackstone to recover in excess of $24.0 million in fees, consisting of a transaction termination fee of $7.5 million, a $15.7 million commitment fee, and certain expenses allegedly owed them under the terms of the securities purchase agreement with Fortress/Blackstone as the result of the termination of the agreement by the Company, Operating Company, PMSI and JJFMSI. The Company is contesting this action vigorously. While the outcome of this lawsuit is not determinable, any resulting liability would have a material adverse effect upon the business or financial position of the Company.

On October 15, 1998, a complaint captioned Frederick & May Construction Co. v. U.S. Corrections Corporation was filed in the Circuit Court for Lee County, Kentucky alleging a breach of contract regarding the construction of improvements to two correctional facilities acquired when Old Prison Realty purchased and merged with U.S. Corrections Corporation ("USCC"). Frederick & May Construction Co. ("Frederick & May") alleged that it had valid contracts for the completion of the improvements and that the contracts were wrongfully terminated. The issue of damages in this matter was tried to a jury in June 2000, subsequent to the court granting summary judgment in favor of Frederick & May on the issue of the existence of a contract. While the jury originally returned a verdict against USCC in an amount of approximately $1.0 million, the Company and the plaintiffs have settled this lawsuit for $650,000 prior to the Company's appeal of such audit.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. While the outcome of this lawsuit is not determinable, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company. While the Company has insurance coverage with respect to these claims, the insurance carrier has questioned whether they received timely notice of these claims and, as a result, such carrier may contest any claims against such coverage.

In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against Operating Company's inmate transportation subsidiary, TransCor. The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two drivers sexually assaulted and raped the plaintiff during her transportation to a facility in Texas. The plaintiff has submitted a $21.0 million settlement demand. The parties in this lawsuit are currently preparing for motions for summary judgement. The Company and its wholly owned subsidiary, as successor to Operating Company, and TransCor are defending this action vigorously. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. However, in the event any resulting liability is not covered by insurance proceeds, such liability would have a material adverse effect upon the business or financial position of the Company and its subsidiaries.

With the exception of the foregoing matters, neither the Company nor its subsidiaries are presently subject to any material litigation nor, to the Company's, or its subsidiaries', knowledge, is any litigation threatened against the Company or any of its subsidiaries, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance, and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company and/or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 30, 2000, the Company was not in compliance with the following applicable financial covenants contained in the Amended and Restated Credit
Agreement: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. The Company is required to provide to Lehman a certificate demonstrating compliance with the then-applicable financial covenants contained in the Amended and Restated Credit Agreement within 45 days after the close of each fiscal quarter, subject to an applicable grace period of five additional days. As a result, if the financial covenants described above are not amended on or before November 17, 2000, an event of default will arise under the terms of the Amended Bank Credit Facility. As more fully described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition", the Company has initiated the process of soliciting the approval of the requisite percentage of the senior lenders to consent to and amend the terms of the Amended and Restated Credit Agreement to replace certain existing financial covenants contained therein and to obtain their consent to certain additional transactions, as described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition".

In connection with the Company's attainment of the June 2000 Waiver and Amendment to its Amended Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Accordingly, the Company did not make such payment with respect to the second quarter of 2000 when such payment was due on or about July 15, 2000, and the Company did not make such payment with respect to the third quarter of 2000 when such payment was due on or about September 15, 2000. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's Charter until such time as payment of such dividends is permitted under the terms of the Amended Bank Credit Facility, as amended by the June 2000 Waiver and Amendment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2000, the Company held a special meeting of its stockholders to consider and approve certain matters related to the Restructuring. A total of 87,265,078 shares of the Company's common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy. At the meeting, the stockholders approved the following proposals presented to them pursuant to the vote totals indicated next to each item:

                 PROPOSAL                                          VOTE (# OF SHARES)
                                                        FOR            AGAINST          ABSTAINED
Approval of the adoption of amendments to
the Company's Charter to permit the
Restructuring, including, among other things,
the Company's election not to be
taxed as a REIT for federal income tax purposes
commencing with its 2000 taxable year.                 86,369,391        746,584          149,101

Approval of the Operating Company Merger
and certain related transactions.                      86,311,501        737,301          216,273


On Tuesday, November 7, 2000, the Company filed preliminary proxy materials with the Commission with respect to the Company's 2000 Annual Meeting of Stockholders. At the Company's 2000 Annual Meeting of Stockholders, which is scheduled to take place on Wednesday, December 13, 2000, the Company's common stockholders of record on Thursday, November 9, 2000, will consider proposals relating to the election of nine directors, the approval of a reverse stock split of the Company's common stock at a ratio not to be less than one-for-ten and not to be exceed one-for-twenty, the approval of an amendment of the Company's 1997 Employee Share Incentive Plan and the adoption of a new equity incentive plan for the directors, executive officers and other key employees of the Company, and to ratify the action of the Company's Board of Directors in selecting Arthur Andersen LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2000. The Company will commence mailing of definitive proxy materials with respect to the 2000 Annual Meeting following Commission approval.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         2.1 Agreement and Plan of Merger, dated as of June 30, 2000, by and among Prison Realty Trust, Inc., a Maryland corporation currently known as Corrections Corporation of America (the "Company"), CCA Acquisition Sub, Inc., a Tennessee corporation

                  ("CCA Acquisition Sub"), and Corrections Corporation of America, a Tennessee corporation and predecessor in interest to CCA of Tennessee, Inc., a Tennessee corporation ("Operating Company") (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

         3.1 Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 30, 2000 and incorporated herein by this reference).

         4.1 Specimen of certificate representing the shares of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (previously filed as Exhibit 4.1 to the Company's Amended Registration Statement on Form 8-A (File no. 001-16109) filed with the Commission on September 27, 2000 and incorporated herein by this reference).

         10.1 Mutual Termination and Release Agreement, dated as of June 30, 2000, by and among the Company, Operating Company, Prison Management Services, Inc., a Tennessee corporation ("PMSI"), Juvenile and Jail Facility Management Services, Inc., a Tennessee corporation ("JJFMSI"), on the one hand, and Pacific Life Insurance Company ("Pacific Life"), on the other hand (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.2 Mutual Written Consent to Terminate Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA Acquisition Sub, PMSI Acquisition Sub, Inc., a Tennessee corporation ("PMSI Acquisition Sub"), JJFMSI Acquisition Sub, Inc., a Tennessee corporation ("JJFMSI Acquisition Sub"), Operating Company, PMSI, and JJFMSI (previously filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.3 Stock Purchase Agreement, dated as of June 30, 2000, by and between the Company and Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates (previously filed as Exhibit
                  10.3 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         10.4 Form of Waiver and Amendment, dated as of June 30, 2000, by and between the Company and MDP Ventures IV, LLC, with form of replacement note and PIK note attached thereto as Exhibit B and D, respectively (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (certain additional exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted exhibit to the Commission upon request).

         10.5 Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (certain additional exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted exhibit to the Commission upon request).

         10.6 Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File no. 0-25245) filed with the Commission on August 14, 2000 and incorporated herein by this reference).

         10.7 Memorandum of Understanding, dated as of August 23, 2000, by and among attorneys for the Company and the plaintiffs (the "Plaintiffs") in the outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers (previously filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on August 29, 2000 and incorporated herein by this reference).

         10.8 Stock Purchase Agreement, dated as of September 11, 2000, by and between the Company and Sodexho Alliance, S.A. ("Sodexho") (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 12, 2000 and incorporated herein by this reference).

         10.9 Stock Acquisition Agreement, dated as of September 11, 2000, by and among the Company, Operating Company, PMSI, JJFMSI, Corrections Corporation of America (U.K.) Limited, a company incorporated in England and Wales, and Sodexho (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 12, 2000 and incorporated herein by this reference) (certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

         10.10 Option Agreement, dated as of September 11, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 12, 2000 and incorporated herein by this reference).

         27.1     Financial Data Schedule (For SEC use only).

         99.1 Press release, dated as of June 30, 2000, relating to the mutual termination of the Pacific Life securities purchase agreement and the proposed restructuring of the Company (the "Restructuring") (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference).

         99.2 Press release, dated as of July 31, 2000, regarding the termination of Doctor R. Crants as the Chief Executive Officer of the Company (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 31, 2000 and incorporated herein by this reference).

         99.3 Press release, dated as of August 24, 2000, regarding execution of the Memorandum of Understanding (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on August 29, 2000 and incorporated herein by this reference).

         99.4 Press release, dated as of September 5, 2000, announcing the declaration of a dividend payable in shares of the Company's Series B Preferred Stock in connection with the Company's election to be taxed and to qualify as a REIT with respect to its 1999 taxable year (previously filed as (i) Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File no. 001-16109) filed with the Commission on September 8, 2000 and
                  (ii) Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 11, 2000 and incorporated herein by this reference).

         99.5 Press release, dated as of September 25, 2000, announcing the distribution of a dividend payable in shares of the Company's Series B Preferred Stock in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year (previously filed as (i) Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 26, 2000 and (ii) Exhibit
                  99.2 to the Company's Amended Registration Statement on Form 8-A (File no. 001-16109) filed with the Commission on September 27, 2000 and incorporated herein by this reference).

         99.6 Press release, dated as of October 2, 2000, announcing the completion of the merger of Operating Company with and into a wholly owned subsidiary of the Company

                  (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

         99.7 Press release, dated as of October 2, 2000, announcing the conversion price of the Series B Preferred Stock during the initial conversion period (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

         99.8 Press release, dated as of October 2, 2000, announcing an adjustment to the conversion price of the Series B Preferred Stock during the initial conversion period (previously filed as Exhibit 99.3 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

         99.9 Press release, dated as of October 25, 2000, announcing the distribution of additional shares of Series B Preferred Stock (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 30, 2000 and incorporated herein by this reference).

         99.10 Press release, dated as of October 26, 2000, announcing the settlement of outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 30, 2000 and incorporated herein by this reference).

(b)      Reports on Form 8-K

         The Company's Current Report on Form 8-K, as filed with the Commission on July 3, 2000 (File no. 0-25245), relating to the termination of the Pacific Life securities purchase agreement and the Restructuring.

         The Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2000 (File no. 0-25245), relating to the termination of Doctor R. Crants as the Chief Executive Officer of the Company.

         The Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2000 (File no. 0-25245), sets forth, in Item 5 thereof, certain information with respect to the appointment of (i) John D. Ferguson as Chief Executive Officer, President and Vice-Chairman of the Board of Directors of the Company and (ii) William F. Andrews as Chairman of the Board of Directors of the Company.

         The Company's Current Report on Form 8-K, as filed with the Commission on August 29, 2000 (File no. 0-25245), relating to the Company's execution of a Memorandum of Understanding regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers.

         The Company's Current Report on Form 8-K, as filed with the Commission on September 5, 2000 (File no. 0-25245), relating to: (i) the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers; (ii) the appointment of John D. Ferguson and William F. Andrews as executive officers of the Company; (iii) information regarding the Company's relationship with PMSI and JJFMSI; (iv) the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year; and (v) pro forma financial information for the Company as of and for the three months ended March 31, 2000 and for the year ended December 31, 2000.

         The Company's Current Report on Form 8-K, as filed with the Commission on September 11, 2000 (File no. 0-25245), relating to the declaration of a dividend payable, to holders of record of the Company's Common Stock as of September 14, 2000, in shares of the Company's Series B Preferred Stock in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year.

         The Company's Current Report on Form 8-K, as filed with the Commission on September 12, 2000 (File no. 0-25245), relating to (i) the Company's purchase of shares of Operating Company common stock owned by Sodexho Alliance, S.A. and (ii) the sale by JJFMSI and its wholly owned subsidiary of their ownership interests in two international subsidiaries.

         The Company's Current Report on Form 8-K, as filed with the Commission on September 26, 2000 (File no. 0-25245), relating to the issuance of shares of the Company's Series B Preferred Stock as a dividend payable to holders of the Company's Common Stock in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year.

         The Company's Current Report on Form 8-K, as filed with the Commission on October 3, 2000 (File no. 0-25245), relating to: (i) the completion of the merger of Operating Company with and into a wholly owned subsidiary of the Company and transactions related thereto, including certain amendments to the Charter of the Company, including the removal of provisions requiring the Company to elect to be taxed as a real estate investment trust, and the purchase by the Company of certain shares of Operating Company common stock immediately prior to the merger; and (ii) the determination of the conversion price of shares of the Company's Series B Preferred Stock during the initial conversion period of the Series B Preferred Stock.

         The Company's Current Report on Form 8-K, as filed with the Commission on October 30, 2000 (File no. 0-25245), relating to: (i) the distribution of additional shares of the

         Company's Series B Preferred Stock as a dividend in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year; and (ii) the Company's execution of definitive settlement agreements with respect to the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CORRECTIONS CORPORATION OF AMERICA
                                 (FORMERLY PRISON REALTY TRUST, INC.)

Date: November 14, 2000

                                 /s/ John D. Ferguson
                                 --------------------------------------------
                                 John D. Ferguson
                                 President, Chief Executive Officer and
                                 Chief Financial Officer