Form 10-K
period 2000-12-31
CORRECTIONS CORP OF AMERICA/MD
filed 2001-04-17
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25245

                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                     MARYLAND                           62-1763875
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)

                10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE 37215
              (Address and zip code of principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of each class                                        Name of each exchange on which registered
             -------------------                                        -----------------------------------------
Common Stock, $.01 par value per share                                                  New York Stock Exchange
8.0% Series A Cumulative Preferred Stock, $.01 par value per share                      New York Stock Exchange
12.0% Series B Cumulative Preferred Stock, $.01 par value per share                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $162,457,302 as of March 30, 2001, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant's Common Stock outstanding on March 30, 2001 was 243,873,470.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

Item No.                                                                                     Page
-------                                                                                      ----
                                            PART I

1.      Business..............................................................................  4
           General Development of Business....................................................  4
               The Company....................................................................  4
           Background and Formation Transactions..............................................  9
               The 1999 Merger................................................................  9
           The 2000 Restructuring and Related Transactions.................................... 13
               Developments after the 1999 Merger............................................. 13
               The 2000 Restructuring Transactions............................................ 16
           Capital Structure Changes.......................................................... 22
               Debt Structure................................................................. 22
               Equity Structure............................................................... 29
           Capital Strategy................................................................... 31
           Financial Information About Industry Segments...................................... 32
           Narrative Description of Business.................................................. 32
               Business Objectives and Strategies ............................................ 32
               The Facilities................................................................. 33
                   Facility Management Contracts.............................................. 38
                   Operating Procedures....................................................... 39
                   Facility, Design, Construction and Finance................................. 40
                   Business Development....................................................... 41
                   Business Proposals......................................................... 42
                   Major Customers............................................................ 42
                   Backlog.................................................................... 42
                   The State of the Industry.................................................. 43
           Government Regulation.............................................................. 44
               Environmental Matters.......................................................... 44
               Americans with Disabilities Act................................................ 44
           Insurance.......................................................................... 45
           Employees.......................................................................... 45
           Competition........................................................................ 46
           Risk Factors....................................................................... 46
               The Company is Subject to Risks Inherent in the Corrections and Detention
                 Industry..................................................................... 46
               The Company is Subject to Litigation........................................... 48
               The Company is Subject to Tax Related Risks.................................... 49
               The Company is Subject to Risks Inherent in Investment in Real Estate
                 Properties................................................................... 50
               The Company is Subject to Refinancing Risk..................................... 51
           Foreign Operations................................................................. 52
2.      Properties............................................................................ 53
           General............................................................................ 53
           The Facilities..................................................................... 53
               General........................................................................ 53
               Facilities Owned and Managed by the Company.................................... 53
               Facilities Owned and Leased by the Company..................................... 55
               Facilities Under Construction or Development................................... 56

3       Legal Proceedings..................................................................... 56
           Completed Proceedings/Litigation Against the Company and its Subsidiaries.......... 56
           Outstanding Proceedings/Litigation Against the Company and its Subsidiaries........ 57
4.      Submission of Matters to a Vote of Security Holders................................... 59
4A.     Executive Officers and Directors of the Registrant.................................... 60

                                           PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters................. 64
               Market Price of and Distributions on Capital Stock............................. 64
                      Common Stock............................................................ 65
                      Series A Preferred Stock................................................ 65
                      Series B Preferred Stock................................................ 65
               Sale of Unregistered Securities and Use of Proceeds from Sale of Registered
               Securities..................................................................... 66
                      Sale of Unregistered Securities......................................... 66
                      Use of Proceeds from the Sale of Registered Securities.................. 69
6.      Selected Financial Data............................................................... 69
7.      Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................... 72
               Overview....................................................................... 72
                      Liquidity and Capital Resources for the year ended December 31, 2000.... 74
                      Liquidity and Capital Resources for the year ended December 31, 1999.... 78
                      Results of Operations................................................... 80
                      Year ended December 31, 2000 compared with year ended
                        December 31, 1999..................................................... 80
                      Year ended December 31, 1999 compared with year ended
                        December 31, 1998..................................................... 88
                      Inflation............................................................... 91
7A.     Quantitative and Qualitative Disclosures about Market Risk............................ 91
8.      Financial Statements and Supplementary Data........................................... 92
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 92

                                           PART III

10.     Directors and Executive Officers of the Registrant.................................... 92
11.     Executive Compensation................................................................ 92
12.     Security Ownership of Certain Beneficial Owners and Management........................ 93
13.     Certain Relationships and Related Transactions........................................ 93

                                           PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................... 93

                                          SIGNATURES

                                 NOTE CONCERNING
                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") filed by Corrections Corporation of America (formerly Prison Realty Trust, Inc.), a Maryland corporation (together with its subsidiaries the "Company"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements with respect to the Company's financial condition, results of operations, business, future profitability, growth strategy and its assumptions regarding other matters. Words such as "believes," "expects," "anticipates," "intends," "estimates," "plans," "seeks" or similar expressions identify forward-looking statements.

You should be aware that, while the Company believes the expectations reflected in these forward-looking statements represent reasonable good faith beliefs, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. These risks and uncertainties are disclosed under "Risk Factors" set forth herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. Because of these risks and uncertainties, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. You should not regard the forward-looking statements included or incorporated by reference herein as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report.

                                     PART I.

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY

The Company is a Maryland corporation formerly known as Prison Realty Trust, Inc. ("New Prison Realty") which commenced operations as Prison Realty Corporation on January 1, 1999, following the mergers of each of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 (such mergers referred to collectively herein as the "1999 Merger").

Prior to the 1999 Merger, Old Prison Realty had been a publicly traded entity operating as a real estate investment trust, or REIT, primarily in the business of owning and leasing prison facilities to private prison management companies and certain government entities. Prior to the 1999 Merger, Old CCA was also a publicly traded entity primarily in the business of owning, operating and managing prisons on behalf of government entities (as discussed further herein). Additionally, Old CCA had been Old Prison Realty's primary tenant.

Immediately prior to the 1999 Merger, Old CCA sold all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation ("Operating Company"). Also immediately prior to the 1999 Merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC (subsequently merged with Prison Management Services, Inc.) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC (subsequently merged with Juvenile and Jail Facility Management Services, Inc.).

Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Also effective January 1, 1999, New Prison Realty entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of New Prison Realty's facilities and Operating Company would provide certain services to New Prison Realty.

After pursuing several strategic alternatives intended to address the liquidity needs of the Company and Operating Company, the Company entered into a series of agreements providing for the comprehensive restructuring of the Company (the "Restructuring"). As a part of this Restructuring, on June 30, 2000, New Prison Realty entered into an agreement and plan of merger with Operating Company pursuant to which Operating Company would be merged with and into a wholly-owned subsidiary of the Company (the "Operating Company Merger"). In connection with the Operating Company Merger, New Prison Realty amended certain provisions of its charter to permit, among other things, New Prison Realty's operation as a taxable subchapter C corporation under the "Corrections Corporation of America" name. On September 12, 2000, the Company's stockholders approved the Operating Company Merger. Stockholders also approved amendments to the Company's charter to permit the Restructuring, including its election not to be taxed as a REIT for federal income tax purposes commencing with its 2000 taxable year. The Restructuring also provided for the selection of new senior management of the Company through the appointment of a new chief executive officer and a new chief financial officer.

Management of the Company believes that the Restructuring provides a simplified and more stable corporate and financial structure that will create the most value for its stockholders by allowing the Company to retain earnings and use capital for working capital purposes or to pay-down debt. Further, the Restructuring eliminates potential conflicts of interest, which have harmed the Company's credibility in the capital markets, including those conflicts arising out of the landlord-tenant and debtor-creditor relationship that existed between the Company and Operating Company. The Restructuring also allows for combined cash flows from operations of the Company and Operating Company to service the immediate financial and liquidity needs of the combined companies, compared with the restricted use of cash on a separate company basis. Immediately prior to the merger date, Operating Company leased from the Company 35 correctional and detention facilities, with a total design capacity of 37,520 beds.

Prior to the Operating Company Merger, the Company owned 100% of the non-voting common stock of Operating Company. The non-voting common stock in Operating Company represented approximately a 9.5% economic interest in Operating Company. From December 31, 1998 until September 1, 2000, the Company owned 100% of the non-voting common stock of PMSI and

JJFMSI, and was entitled to receive 95% of each company's net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company's net income as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI's and JJFMSI's respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments.

In connection with the Restructuring, on December 1, 2000, the Company completed the acquisitions of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), both of which were privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name (together the "Service Companies"). PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,372 beds, all of which were in operation. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States and Puerto Rico and provided adult prison facility management services to certain international authorities in Australia and the United Kingdom. Immediately prior to the acquisition date, JJFMSI had contracts to manage 17 correctional and detention facilities with a total design capacity of 9,204 beds.

As a result of the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional and detention facilities and providing prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a large variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

Currently, the Company is the largest private owner and operator of correctional and detention facilities. As of March 15, 2001, the Company owned or managed 74 correctional and detention facilities with a total design capacity of approximately 67,000 beds in 22 states, the District of Columbia, Puerto Rico and the United Kingdom, of which 72 facilities were operating and two were under construction. As of December 31, 2000, the Company controlled approximately 52% of all beds under contract with private operators of correctional and detention facilities in the United States.

On August 4, 2000, John D. Ferguson was named president and chief executive officer of the Company and Operating Company. Mr. Ferguson was also appointed to the boards of directors of the Company and Operating Company. On August 7, 2000, William F. Andrews was named chairman of the board of directors of the Company. At the 2000 annual stockholders meeting held on December 13, 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the Company, including six independent directors.

During December 2000, the Company reorganized its internal corporate structure in order to focus on the four key areas of the Company. Each of these divisions is headed by an executive vice president who reports directly to Mr. Ferguson: operations, led by J. Michael Quinlan, the Company's chief operating officer; finance, led by Irving E. Lingo, Jr., the Company's chief financial officer; business development, led by William T. Baylor, the Company's chief development officer; and legal affairs, led by Gus Puryear, the Company's general counsel. This internal reorganization is intended to streamline operational support for the correctional and detention facilities, as well as to emphasize quality assurance and meet or exceed customers' expectations while continuing to maintain safe and secure facilities.

The following chronology presents a summary of the historical background and events leading to the current structure of the Company.

Prior to December 31, 1998    -   CCA Prison Realty Trust ("Old Prison Realty")
                                  is a publicly traded entity operating as a REIT whose primary tenant is Old CCA.

                              - Corrections Corporation of America ("Old CCA") is also a publicly traded entity in the business of owning, operating and managing privatized prisons on behalf of government entities.

                              - Prison Realty Corporation is formed as a separate entity (a corporation formed to facilitate the 1999 Merger).

                              - Correctional Management Services Corporation ("Operating Company") is formed as a privately held entity (shareholders consist of management receiving founders' shares).

                              - Prison Management Services, LLC ("PMS LLC") is formed as a privately held entity (an entity formed to facilitate the 1999 Merger).

                              -   Juvenile and Jail Facility Management
                                  Services, LLC ("JJFMS LLC") is formed as a privately held entity (an entity formed to facilitate the 1999 Merger).

1999 Merger and Related Transactions

December 31, 1998             -   Operating Company receives cash investment
                                  from two investors, Sodexho and Baron.

                              - PMS LLC receives cash investment from an unrelated investor group.

                              - JJFMS LLC receives cash investment from an unrelated investor group.

                              - Old CCA sells all of its management contracts and related net assets to each of Operating Company, PMS LLC, and JJFMS LLC in exchange for certain consideration including various ownership interests in each entity and the $137.0 million CCA Note.

                              - Old CCA (which now consists primarily of real estate and related equipment) merges with Prison Realty Corporation and the merger is accounted for as a reverse acquisition of Prison Realty Corporation by Old CCA (first step of the "1999 Merger").

January 1, 1999               -   Prison Realty Corporation acquires Old Prison
                                  Realty (the "Prison Realty Merger" and the second step of the "1999 Merger").

                              - All public shareholders of Old CCA and Old Prison Realty become shareholders of Prison Realty Corporation.

                              - Prison Realty Corporation enters into lease and other agreements with Operating Company.

                              -   Prison Realty Corporation elects REIT status.

                              -   PMS LLC merges with Prison Management
                                  Services, Inc. ("PMSI").

                              -   JJFMS LLC merges with Juvenile and Jail
                                  Facility Management Services, Inc. ("JJFMSI").

                              -   Operating Company enters into certain
                                  agreements individually with PMSI and JJFMSI.

May 1999                      -   Prison Realty Corporation changes its name to
                                  Prison Realty Trust, Inc. ("New Prison
                                  Realty").

After the completion of the 1999 Merger and the transactions related thereto, the structure of New Prison Realty, Operating Company, PMSI and JJFMSI was as follows:

                                  [FLOW CHART]

2000 Restructuring and Related Transactions

September 2000               -   Subsidiaries of PMSI and JJFMSI individually
                                 acquire all of the outstanding voting stock of each of PMSI and JJFMSI held by non-management outside shareholders of each entity.

                             - New Prison Realty's shareholders approve amendment to remove restriction that New Prison Realty qualify as a REIT.

                             - New Prison Realty's shareholders approve the Restructuring.

October 1, 2000              -   New Prison Realty purchases 100% of the
                                 Operating Company voting common stock owned by Baron and Sodexho.

                             - New Prison Realty acquires Operating Company (the "Operating Company Merger") and begins operating as an owner, operator and manager of privatized prisons with certain owned facilities leased to third parties.

                             - New Prison Realty assumes the CCA Note, which is subsequently extinguished.

                             - Certain lease and other agreements between New Prison Realty and Operating Company are cancelled.

                             -   New Prison Realty changes its name to
                                 Corrections Corporation of America (the
                                 "Company").

December 1, 2000             -   In separate transactions, the Company acquires
                                 all of the outstanding voting stock of PMSI and JJFMSI.

As a result of the completion of the Restructuring, the current relationship between the Company and CCA of Tennessee, Inc., the predecessor to each of Operating Company, PMSI and JJFMSI, is as follows:

                                  [FLOW CHART]

BACKGROUND AND FORMATION TRANSACTIONS

THE 1999 MERGER

Prior to the 1999 Merger, Old CCA was the largest developer and manager of private correctional and detention facilities worldwide. Old Prison Realty, a REIT, was the owner and developer of correctional and detention facilities. Old Prison Realty leased 17 of its 20 facilities to Old CCA pursuant to long-term triple net leases.

During the first quarter of 1998, Old Prison Realty and Old CCA proposed a strategic combination whereby the companies would be merged to create the nation's leading company in the private corrections industry. Pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated September 29, 1998, which amended and restated an Agreement and Plan of Merger dated April 18, 1998, each of Old CCA and Old Prison Realty agreed to merge with and into New Prison Realty, with New Prison Realty as the surviving company. The companies also agreed to complete a series of transactions to enable New Prison Realty to operate so as to qualify as a REIT for federal income tax purposes following the 1999 Merger.

In order for New Prison Realty to quality as a REIT, New Prison Realty's income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 Merger, the non-real estate assets of Old CCA, including all management contracts, were sold to Operating Company and to PMSI and JJFMSI. Following the 1999 Merger, a substantial majority of the correctional and detention facilities acquired by New Prison Realty in the 1999 Merger were leased to Operating Company. Additionally, as a result of the 1999 Merger and the merger related transactions, New Prison Realty obtained an ownership interest in each of the Operating Company and Service Companies and derived certain economic benefits from each. In addition to providing juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States, JJFMSI also provided correction and detention facility management services to governments in the United Kingdom (the "U.K.") and Australia through certain of its subsidiaries formed in connection with an international joint venture with Sodexho Alliance, S.A., a French conglomerate ("Sodexho"). In connection with the 1999 Merger, Old CCA's international operations were transferred to JJFMSI, which succeeded to Old CCA's obligations under the joint venture. As a result of the 1999 Merger, Sodexho, a significant shareholder of Old CCA, became a significant stockholder of New Prison Realty with the right to appoint a director to the board of directors of the Company. Accordingly, Jean-Pierre Cuny, Senior Vice President of the Sodexho Group, an affiliate of Sodexho, became a member of the board of directors of New Prison Realty. Because Sodexho also made a significant investment in Operating Company, Mr. Cuny also became a director of Operating Company.

The 1999 Merger Agreement was approved and adopted by the shareholders of Old CCA and Old Prison Realty at special meetings held in December 1998. Subsequently, on January 1, 1999, the 1999 Merger was completed substantially in accordance with the 1999 Merger Agreement. Under the terms of the Merger
Agreement: (i) holders of Old Prison Realty common shares and Old Prison Realty 8% Cumulative Preferred Shares, $0.01 par value per share (the "Old Prison Realty Series A Preferred Shares"), received one share of New Prison Realty common stock, $0.01 par value per share (the "New Prison Realty Common Stock") or New Prison Realty 8% Series A Cumulative Preferred Stock, $0.01 par value per share (the "New Prison Realty Preferred Stock"), for each common share or Old Prison Realty Series A Preferred Share they owned at January 1, 1999, respectively; and (ii) holders of shares of Old CCA's common stock, $1.00 par value per share (the "Old CCA Common Stock"), obtained the right to receive
0.875 share of New Prison Realty Common Stock for each share of Old CCA Common Stock they owned at December 31, 1998. Approximately 105,272,183 shares of New Prison Realty Common Stock and 4,300,000 shares of New Prison Realty Preferred Stock were issued in the 1999 Merger. Following the 1999 Merger, New Prison Realty's Common Stock began trading on the New York Stock Exchange ("NYSE") on

January 4, 1999 under the symbol "PZN," and the New Prison Realty Series A Preferred Stock began trading on the NYSE under the symbol "PZN PrA" on the same date.

On December 31, 1998, immediately prior to the 1999 Merger, and in connection with the 1999 Merger, Old CCA sold to Operating Company all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, and entered into a series of agreements, as described more fully described below. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of Operating Company. Old CCA's ownership interest in the CCA Note and the non-voting common stock of Operating Company were transferred to New Prison Realty as a result of the 1999 Merger.

The non-voting common stock of Operating Company represented approximately a 9.5% economic interest in Operating Company. During 1999, Operating Company paid no dividends on the shares of its non-voting common stock. The CCA Note was payable over 10 years at an interest rate of 12% per annum. Interest only was generally payable for the first four years of the CCA Note, and the principal was to be amortized over the following six years. The chief executive officer of New Prison Realty and a member of its board of directors at that time, had guaranteed payment of 10% of the outstanding principal amount due under the CCA Note. As a result of Operating Company's liquidity position, Operating Company was required to defer the first scheduled payment of accrued interest on the CCA Note, which was due December 31, 1999. During the third quarter of 2000, the Company forgave all accrued and unpaid interest due under the CCA Note as of August 31, 2000. The CCA Note, along with the remaining deferred interest, was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger. See "The 2000 Restructuring and Related Transactions."

On December 31, 1998, immediately prior to the 1999 Merger and in connection with the 1999 Merger, Old CCA sold to Prison Management Services, LLC ("PMS, LLC") and Juvenile and Jail Facility Management Services, LLC ("JJFMS, LLC"), two privately-held Delaware limited liability companies formed in connection with the 1999 Merger, certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities and government-owned jails and juvenile facilities managed by Old CCA. In exchange, Old CCA received 100% of the non-voting membership interests in PMS, LLC and JJFMS, LLC, which obligated PMS, LLC and JJFMS, LLC to make distributions to Old CCA equal to 95% of each company's net income, as defined. New Prison Realty succeeded to these interests as a result of the 1999 Merger. Immediately following the 1999 Merger, PMS, LLC merged with PMSI and JJFMS, LLC merged with JJFMSI.

Under a trade name use agreement with Old CCA resulting from the 1999 Merger (the "Trade Name Use Agreement"), Operating Company paid a licensing fee to New Prison Realty for the right to use the name "Corrections Corporation of America" and derivatives thereof. The Trade Name Use Agreement had a term of 10 years and the licensing fee paid pursuant to the agreement was based upon the gross revenue of Operating Company, subject to a limitation based on a percentage of the gross revenue of New Prison Realty. The Trade Name Use Agreement was terminated pursuant to the Restructuring. See "The 2000 Restructuring and Related Transactions."

In connection with the 1999 Merger, New Prison Realty entered into lease agreements with Operating Company with respect to the correctional and detention facilities owned by New Prison

Realty and operated by Operating Company (the "Operating Company Leases"). The terms of the Operating Company Leases were 12 years, which could be extended at fair market rates for three additional five-year periods upon the mutual agreement of New Prison Realty and Operating Company. As a result of Operating Company's liquidity position, Operating Company was unable to make timely rental payments to New Prison Realty under the Operating Company Leases. Consequently, in June 2000, New Prison Realty and Operating Company amended the original terms of the Operating Company Leases to defer, with interest, rental payments originally due to New Prison Realty during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain installment payments. Pursuant to the terms of this amendment, Operating Company agreed to pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to Operating Company's revolving credit facility (subject to adjustment if and to the extent that such rate of interest under such existing revolving credit facility was adjusted) from the date such payment would have been payable under the original terms of the Operating Company Leases until the date such payment was actually paid. Operating Company's obligation to make payments under the Operating Company Leases was not secured by any of the assets of Operating Company, although the obligations under the Operating Company Leases were cross-defaulted so that New Prison Realty could terminate all of the Operating Company Leases if Operating Company failed to make required lease payments.

On September 29, 2000, New Prison Realty and Operating Company entered into agreements pursuant to which New Prison Realty forgave all unpaid rental payments plus accrued interest, due and payable to New Prison Realty through August 31, 2000, related to the Operating Company Leases. See "The 2000 Restructuring and Related Transactions."

On January 1, 1999, immediately after the 1999 Merger, New Prison Realty entered into a services agreement (the "Services Agreement") with Operating Company pursuant to which Operating Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of New Prison Realty for a term of five years from the date of the Services Agreement. In such capacity, Operating Company agreed to perform, at the direction of New Prison Realty, such services as were customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of such services by Operating Company, New Prison Realty agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the additional 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by Operating Company prior to the date on which inmates are first received at such facility. The board of directors of New Prison Realty subsequently authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to Operating Company if additional services were requested by New Prison Realty. In connection with such authorization, New Prison Realty and Operating Company entered into an amended and restated services agreement (the "Amended and Restated Services Agreement") authorizing the payment of such additional amount if additional services were requested by New Prison Realty. As a result, a majority of New Prison Realty's ongoing development projects were subject to a fee totaling 10% of capital expenditures. On June 9, 2000, Operating Company and New Prison Realty amended the Amended and Restated Services Agreement to defer, with interest, payments to Operating Company by New Prison Realty pursuant to the Amended and Restated Services Agreement. This agreement was cancelled in connection with the Restructuring. See "The 2000 Restructuring and Related Transactions."

On January 1, 1999, immediately after the 1999 Merger, New Prison Realty entered into a tenant incentive agreement (the "Tenant Incentive Agreement") with Operating Company pursuant to which New Prison Realty agreed to pay to Operating Company an incentive fee to induce Operating Company to enter into Operating Company Leases with respect to those facilities developed and facilitated by Operating Company. The amount of the incentive fee was set at $840 per bed for each facility leased by Operating Company for which Operating Company served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by Operating Company. On May 4, 1999, New Prison Realty and Operating Company entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by Operating Company, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy; and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee included an allowance for rental payments to be paid by Operating Company prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement was four years, unless extended upon the written agreement of New Prison Realty and Operating Company. On June 9, 2000, Operating Company and New Prison Realty amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to Operating Company by New Prison Realty pursuant to this agreement. This agreement was cancelled in connection with the Restructuring. See "The 2000 Restructuring and Related Transactions."

On May 4, 1999, New Prison Realty entered into a four year business development agreement (the "Business Development Agreement") with Operating Company, which provided that Operating Company would perform, at the direction of New Prison Realty, services designed to assist New Prison Realty in identifying and obtaining new business. Pursuant to the agreement, New Prison Realty agreed to pay to Operating Company a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which Operating Company performed business development services. On June 9, 2000, Operating Company and New Prison Realty amended this agreement to defer, with interest, any payments to Operating Company by New Prison Realty pursuant to this agreement. This agreement was cancelled in connection with the Restructuring. See "The 2000 Restructuring and Related Transactions."

THE 2000 RESTRUCTURING AND RELATED TRANSACTIONS

DEVELOPMENTS AFTER THE 1999 MERGER

General. Following the 1999 Merger, Operating Company, PMSI and JJFMSI assumed the business of operating correctional facilities, with Operating Company being the lessee of a substantial number of New Prison Realty's facilities. The rates on the Operating Company Leases were set with the intention that the public stockholders of New Prison Realty would receive as much of the benefit as possible from owning and operating the correctional facilities, while at the same time New Prison Realty would be able to maintain its status as a REIT. This status as a REIT would enable New Prison Realty to pay no corporate income tax, but would require it to pay out large amounts of dividends to the New Prison Realty stockholders. In fact, the Operating Company lease rates were set so that Operating Company was projected to lose money for the first several years of its existence. Both New Prison Realty and Operating Company believed that Operating Company would have access to adequate debt financing to fund this deficit until Operating Company became profitable.

After completion of the first quarter of 1999, the first quarter in which operations were conducted in this new structure, management of New Prison Realty and management of Operating Company determined that Operating Company had not performed as well as projected for several reasons: occupancy rates at its facilities were lower than in 1998; operating expenses were higher as a percentage of revenue than in 1998; and certain aspects of the Operating Company Leases, including the obligation of Operating Company to begin making full lease payments even before a facility accepted inmates, adversely affected Operating Company. As a result, in May 1999, New Prison Realty and Operating Company amended certain of the agreements between them to provide Operating Company with additional cash flow. The objective of these changes was to allow Operating Company to be able to continue to make its full lease payments, to allow New Prison Realty to continue to make dividend payments to its stockholders and to provide time for Operating Company to improve its operations so that it might ultimately perform as projected and be able to make its full lease payments.

However, after these changes were announced, a chain of events occurred which adversely affected both New Prison Realty and Operating Company. New Prison Realty's stock price fell dramatically, resulting in the commencement of stockholder litigation against New Prison Realty and its directors. These events made it more difficult for New Prison Realty to raise capital. A lower stock price meant that New Prison Realty had more restricted access to equity capital, and the uncertainties caused by the falling stock price, the stockholder litigation and the results of operations at Operating Company made it much more difficult for New Prison Realty to obtain debt financing. In addition, the stock prices of REITs generally suffered in the capital markets during this period as a result of both general market and REIT-specific factors. During this time, New Prison Realty was trying to raise approximately $300.0 million of debt financing through an offering of high-yield notes. Because of these events and the conditions of the capital markets generally, New Prison Realty was only able to raise $100.0 million in this financing, and the notes bore interest at a much higher rate than was expected.

Raising capital was important to New Prison Realty because as a REIT, it had to pay out 95% of its taxable income as dividends. During the first three quarters of 1999, New Prison Realty paid out approximately $217.7 million in cash as dividends. At the same time, New Prison Realty's business strategy was to develop, finance and own prison facilities. New Prison Realty believed that providing this construction financing for federal, state and local governments was an important factor in its success. Building prison facilities is very expensive; the cost of the average prison facility built by New Prison Realty over the previous three years had been approximately $43.5 million. In addition to the need for capital to build prisons, it was very important that both New Prison Realty and Operating Company have adequate capital to fund their operations because the business of owning and operating correctional facilities involves significant issues with respect to public safety. It was essential that the government customers of New Prison Realty and Operating Company believe that New Prison Realty and Operating Company have adequate capital resources to conduct their business. Accordingly, if New Prison Realty was required to pay out large amounts of cash as dividends and could not raise debt or equity capital, its business would have suffered.

During the summer of 1999, New Prison Realty was able to increase its line of credit facility from $650.0 million to $1.0 billion. However, for the reasons described above, this financing had higher interest rates and transaction costs and also imposed other significant requirements on New Prison Realty. One of the financing requirements was that New Prison Realty raise $100.0 million in new equity and Operating Company raise $25.0 million in new equity in order for New Prison Realty to make the distributions in cash that would be necessary to enable New Prison Realty to qualify as a REIT with respect to its 1999 taxable year; provided, however, that such requirement did not prohibit New Prison Realty from making such required distributions in certain combinations of its securities.

Fortress/Blackstone. In order to address the capital and liquidity constraints facing New Prison Realty and Operating Company, as well as concerns regarding the corporate structure and management of New Prison Realty, during the fourth quarter of 1999, New Prison Realty, Operating Company, PMSI and JJFMSI entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group, together with an affiliate of Bank of America Corporation ("Fortress/Blackstone"). Under the terms of the Fortress/Blackstone restructuring, New Prison Realty proposed to:

        - complete the combination of the companies and operate as a taxable subchapter C corporation commencing with New Prison Realty's 1999 taxable year;

        - raise up to $350.0 million by selling shares of convertible preferred stock and warrants to purchase shares of New Prison Realty's common stock to the Fortress/Blackstone investors in a private placement and to New Prison Realty's existing common stockholders in a $75.0 million rights offering;

        -   obtain a new $1.2 billion credit facility;

        - restructure existing management through a newly constituted board of directors and executive management team; and

        - amend New Prison Realty's existing charter and bylaws to accommodate the Fortress/Blackstone restructuring.

After publicly announcing the proposed Fortress/Blackstone restructuring, during February 2000, New Prison Realty received an unsolicited proposal from Pacific Life Insurance Company ("Pacific Life") with respect to a series of restructuring transactions intended to serve as an alternative to the restructuring proposed by Fortress/Blackstone. Fortress/Blackstone elected not to match the terms of the proposal from Pacific Life. Consequently, the securities purchase agreement was terminated, and the Company and Operating Company entered into a securities purchase agreement with Pacific Life. Fortress/Blackstone has commenced litigation against the companies claiming it is owed compensatory damages of approximately $24.0 million consisting of various fees and expenses under the terms of the agreement, as described herein under "Legal Proceedings." The companies dispute any obligation to pay these fees and to date, the companies have paid none of these fees or expenses.

Pacific Life. The companies' agreement with Pacific Life also contemplated a restructuring of the companies. Under the terms of the Pacific Life restructuring, New Prison Realty proposed to:

        - complete the combination of the companies on substantially identical terms as proposed by Fortress/Blackstone, with New Prison Realty electing to be taxed as a REIT with respect to its 1999 taxable year and operating as a taxable subchapter C corporation commencing with its 2000 taxable year;

        - raise up to $200.0 million in a common stock rights offering to existing stockholders, backstopped 100% by Pacific Life, which would purchase shares of New Prison Realty series B convertible preferred stock in satisfaction of this commitment;

        - issue shares of convertible preferred stock in satisfaction of its remaining 1999 REIT distribution requirements;

        - refinance or renew $1.0 billion of New Prison Realty's senior secured debt;

        - restructure existing management through a newly constituted board of directors and executive management team; and

        - amend New Prison Realty's existing charter and bylaws to accommodate the Pacific Life restructuring.

Following the execution of the Pacific Life securities purchase agreement, New Prison Realty began taking the steps necessary to fulfill the conditions to Pacific Life's obligations under the agreement, including the refinancing or renewal of New Prison Realty's $1.0 billion senior secured bank credit facility. As part of this process, New Prison Realty consulted with Pacific Life as to the terms of the renewal of the bank credit facility that would be satisfactory to Pacific Life. After New Prison Realty obtained the June 2000 Waiver and Amendment (as hereinafter defined) to its Amended Bank Credit Facility (as hereinafter defined) as described below, Pacific Life advised New Prison Realty that it required certain information before it could reach a definitive conclusion as to whether the June 2000 Waiver and Amendment satisfied the condition contained in the securities purchase agreement. Based on the preliminary review, however, Pacific Life indicated that it had significant concerns with respect to a number of terms. As a result of Pacific Life's statements, it was unclear to New Prison Realty whether the June 2000 Waiver and Amendment to the Amended Bank Credit Facility would satisfy the condition contained in the securities purchase agreement that the renewal of the senior credit facility would be in a form reasonably acceptable to Pacific Life. Also, given the requirements of the June 2000 Waiver and Amendment that a proxy statement be filed with the SEC by July 1, 2000 with respect to a restructuring of New Prison Realty, on June 30, 2000, the boards of directors of New Prison Realty, Operating Company, PMSI and JJFMSI approved the execution of an agreement with Pacific Life mutually terminating the securities purchase agreement with Pacific Life, and the boards of New Prison Realty and Operating Company approved the Restructuring. Under the terms of the Pacific Life securities purchase agreement and the mutual termination, the companies are not liable for any fees or material expenses as the result of the termination of the Pacific Life securities purchase agreement and the completion of the Restructuring.

THE 2000 RESTRUCTURING TRANSACTIONS

June 2000 Waiver and Amendment

In order to address New Prison Realty's liquidity and capital constraints, immediately after terminating the securities purchase agreement with Pacific Life, on June 30, 2000, the boards of directors of New Prison Realty, Operating Company, PMSI and JJFMSI approved a series of agreements providing for the comprehensive Restructuring of the Company. Following the approval of the requisite senior lenders under the Amended Bank Credit Facility, the Company, certain of its wholly-owned subsidiaries, various lenders and Lehman Commercial Paper, Inc. ("Lehman"), as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000, to the provisions of the amended and restated credit agreement governing the Amended Bank Credit Facility (the "Amended and Restated Credit Agreement"). Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Amended and Restated Credit Agreement that resulted from: (i) the financial condition of the Company and Operating Company; (ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. The June 2000 Waiver and Amendment also contained certain amendments to the Amended and Restated Credit Agreement, including the replacement of existing financial covenants contained in the Amended and Restated Credit Agreement applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly interest payments on outstanding amounts under the Amended Bank Credit Facility beginning July 2000.

In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including: (i) the Operating Company Merger; (ii) the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year; (iii) the restructuring of management; and (iv) the distribution of shares of Series B Cumulative Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), in satisfaction of the Company's remaining 1999 REIT distribution requirement. The June 2000 Waiver and Amendment also amended the terms of the Amended and Restated Credit Agreement to permit (i) the amendment of the Operating Company Leases and the other contractual arrangements between the Company and Operating Company, and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment.

The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company's currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company's then existing revolving credit facility. The June 2000 Waiver and Amendment also required the Company to complete the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility located in Salford, England on or prior to February 28, 2001, although such deadline was extended (as described herein).

As a result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility; and (iii) the sale-leaseback of the Company's headquarters. Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility.

The Operating Company Merger

Effective October 1, 2000, New Prison Realty and Operating Company completed the Operating Company Merger in accordance with an agreement and plan of merger. In connection with the completion of the Operating Company Merger, New Prison Realty amended its charter to, among other things,

        - remove provisions relating to its qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year,

        -   change its name to "Corrections Corporation of America" and

        -   increase the amount of its authorized capital stock.

Following the completion of the Restructuring, Operating Company ceased to exist, and the Company and its wholly-owned subsidiary began operating collectively under the "Corrections Corporation of America" name. Pursuant to the terms of the agreement and plan of merger, the Company issued approximately
7.5 million shares of its common stock to the holders of Operating Company's voting common stock at the time of the completion of the Operating Company Merger. Following the Operating Company Merger, the Company's common stock continued trading on the NYSE, but under the symbol "CXW," while the symbol for the Company's Series A Preferred stock was changed to "CXW PrA," and the Company's Series B Preferred stock was changed to "CXW PrB."

On October 1, 2000, immediately prior to the completion of the Operating Company Merger, the Company purchased all of the shares of Operating Company's voting common stock held by the Baron Asset Fund ("Baron") and Sodexho, the holders of approximately 34% of the outstanding common stock of Operating Company, for an aggregate of $16.0 million in non-cash consideration, consisting of an aggregate of approximately 11.3 million shares of the Company's common stock. In addition, the Company issued to Baron warrants to purchase approximately 1.4 million shares of the Company's common stock at an exercise price of $0.01 per share and warrants to purchase approximately 0.7 million shares of the Company's common stock at an exercise price of $1.41 per share in consideration for Baron's consent to the Operating Company Merger. The warrants issued to Baron were valued at approximately $2.2 million. In addition, in the Operating Company Merger the Company assumed the obligation to issue up to 0.8 million shares of its common stock, at an exercise price of $3.33 per share, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company.

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

The Operating Company Merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. The excess of the aggregate purchase price over the assets purchased and liabilities assumed was reflected as goodwill. The Operating Company Merger was structured as a tax-free transaction for the Operating Company stockholders that received shares of the Company's common stock in connection with the merger.

As a result of the Restructuring, the $137.0 million CCA Note was assumed by the Company's wholly-owned subsidiary in the Operating Company Merger. The CCA Note has since been extinguished.

As a result of the Restructuring, all existing Operating Company Leases, the Trade Name Use Agreement, the Business Development Agreement, the Services Agreement and the Tenant Incentive Agreement were cancelled. In addition, all outstanding shares of Operating Company's non-voting common stock, all of which shares were owned by the Company, were cancelled in the Operating Company Merger.

The Service Company Mergers

From December 31, 1998 until September 1, 2000, the Company owned 100% of the non-voting common stock of PMSI and JJFMSI, and was entitled to receive 95% of each company's net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company's net income as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI's and JJFMSI's respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments.

The June 2000 Waiver and Amendment permitted the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment. On December 1, 2000, the Company completed the acquisitions of PMSI and JJFMSI, two privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name. PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,372 beds, all of which were in operation. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local governmental agencies and authorities in the United States and Puerto Rico and provided adult prison facility management services to certain international authorities in Australia and the United Kingdom. Immediately prior to the acquisition date, JJFMSI had contracts to manage 17 correctional and detention facilities with a total design capacity of 9,204 beds.

As a result of the acquisitions of PMSI and JJFMSI on December 1, 2000, all shares of PMSI and JJFMSI common stock held by the Company and certain subsidiaries of PMSI and JJFMSI were cancelled. In connection with the acquisition of PMSI, the Company issued approximately 1.3 million shares of its common stock valued at approximately $0.6 million to the wardens of the correctional and detention facilities operated by PMSI who were the remaining shareholders of PMSI. Shares of the Company's common stock owned by the PMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In connection with the acquisition of JJFMSI, the Company issued approximately 1.6 million shares of its common stock valued at approximately $0.7 million to the wardens of the correctional and detention facilities operated by JJFMSI who were the remaining shareholders of JJFMSI. Shares of the Company's common stock owned by the JJFMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan.

Management Changes

On August 4, 2000, John D. Ferguson was named president and chief executive officer of New Prison Realty and Operating Company. Mr. Ferguson was also appointed to the boards of directors of New Prison Realty and Operating Company. Following completion of the Restructuring, Mr. Ferguson continues to serve as the Company's chief executive officer and president, as well as vice-chairman of the board of directors. Mr. Ferguson had most recently served as the commissioner of finance for the State of Tennessee from June 1996 to July 2000. As commissioner of finance, Mr. Ferguson served as the state's chief corporate officer and was responsible for directing the preparation and implementation of the state's $17.2 billion budget. From 1990 until February 1995, Mr. Ferguson served as the chairman and chief executive officer of Community Bancshares, Inc., the parent corporation of The Community Bank of Germantown (Tennessee).

On August 7, 2000, William F. Andrews was named chairman of the board of directors of the Company. Mr. Andrews has been a principal of Kohlberg & Company, a private equity firm specializing in middle market investing, since 1995. Mr. Andrews served as a director of JJFMSI from its formation in 1998 to July 2000 and served as a member of the board of directors of Old CCA from 1986 to May 1998.

During December 2000, the Company reorganized its internal corporate structure in order to focus on the four key areas of the Company: operations, finance, business development, and legal affairs. Each of these divisions is headed by an executive vice president who reports directly to Mr. Ferguson.

Operations. J. Michael Quinlan will continue serving the Company as the chief operating officer, after serving as president of New Prison Realty since December 1999. Mr. Quinlan was also the president and chief operating officer of the Operating Company and a member of its board of directors since June 1999. From January 1999 until May 1999, Mr. Quinlan served as a member of the board of trustees of New Prison Realty and as vice-chairman of its board of trustees. From April 1997 until January 1999, Mr. Quinlan served as a member of the board of trustees and as chief executive officer of Old Prison Realty. From July 1987 to December 1992, Mr. Quinlan served as the Director of the Federal Bureau of Prisons, where he was responsible for the total operations and administration of a federal agency with an annual budget of more than $2 billion, more than 26,000 employees and 75 facilities.

Finance. On December 6, 2000, Irving E. Lingo, Jr. was named chief financial officer of the Company. Most recently, Mr. Lingo was chief financial officer for Bradley Real Estate, Inc., a NYSE listed REIT headquartered in Chicago, Illinois, where he was responsible for financial accounting and reporting, including SEC compliance, capital markets, and mergers and acquisitions. Prior to joining Bradley Real Estate, Mr. Lingo held positions as chief financial officer, chief operating officer and vice president, finance for several public and private companies, including Lingerfelt Industrial Properties, CSX Corporation, and Goodman Segar Hogan, Inc. In addition, he was previously an Audit Manager at Ernst & Young LLP.

Business Development. On January 17, 2001, William T. Baylor was named the chief development officer of the Company. As chief development officer, Mr. Baylor will manage the Company's business relationships with local, state and federal customers, spearhead new business opportunities and develop marketing strategies. Most recently, Mr. Baylor served as government sales manager for Herman Miller for Healthcare in Nashville, Tennessee. In that role, he managed the company's relationship with 372 medical centers and more than 1500 clinics within the federal government. From 1995 to 1999, he served as national accounts sales team leader for Milcare, the largest privately owned hospital group in the nation.

Legal Affairs. On January 22, 2001, Gus Puryear joined the Company as general counsel. He will be responsible for overseeing customer contracts, inmate litigation and assist the Company in addressing policy issues. Most recently, Mr. Puryear served as legislative director and counsel for U.S. Senator Bill Frist, where he worked on legislation and other policy matters. During that time, he also served as a debate advisor to Vice President Richard B. Cheney. In addition, Mr. Puryear worked as counsel on the special investigation of campaign finance abuses during the 1996 elections, which was chaired by U.S. Senator Fred Thompson.

This internal reorganization is intended to streamline operational support for the Company's correctional and detention facilities, as well as to emphasize quality assurance and meet or exceed customers' expectations while continuing to maintain safe and secure facilities.

At the 2000 annual stockholders meeting held on December 13, 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the Company, including six independent directors. Since the Company's charter does not divide the directors into classes, under Maryland law all directors are to be elected annually, at the Company's annual meeting of stockholders, for a one-year term and until the next annual meeting of stockholders.

CAPITAL STRUCTURE CHANGES

DEBT STRUCTURE

As of December 31, 2000, the Company had $1.2 billion of outstanding indebtedness, consisting of $382.5 million and $589.7 million due January 1, 2002 and December 31, 2002, respectively, outstanding under the Amended Bank Credit Facility, $100.0 million of 12% Senior Notes due 2006, $41.1 million of 10% Convertible Subordinated Notes due 2008, $30.0 million of 8% Convertible Subordinated Notes due 2003, $7.6 million outstanding under a revolving credit facility due 2002, which was assumed from Operating Company in connection with the Operating Company Merger, and $1.6 million of other debt.

Changes to the Bank Credit Facility. In August 1999, the Company amended and restated its original bank credit facility to increase the amount available to the Company from $650.0 million to $1.0 billion (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility consists of up to $600.0 million of term loans, which mature December 31, 2002, and up to $400.0 million in revolving loans, which mature January 1, 2002. The Amended Bank Credit Facility bears interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by the Company), which spread is determined by reference to the Company's credit rating. Prior to the June 2000 Waiver and Amendment, the spread for the revolving loans ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. Prior to the June 2000 Waiver and Amendment, the spread for the term loans ranged from 2.25% to 2.5% for base rate loans and from 3.75% to 4.0% for LIBOR rate loans. The Amended Bank Credit Facility, similar to the original bank credit facility, is secured by mortgages on the Company's real property.

During the first quarter of 2000, the ratings on the Company's bank indebtedness, senior unsecured indebtedness and Series A Preferred Stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the LIBOR rate; the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans. The rating on the Company's indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to this rating adjustment.

Following the approval of the requisite senior lenders under the Amended Bank Credit Facility, the Company, certain of its wholly-owned subsidiaries, various lenders and Lehman, as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended and Restated Credit Agreement. Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Amended and Restated Credit Agreement that resulted from: (i) the financial condition of the Company and Operating Company; (ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. As a result of the then existing defaults, the Company was subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000. The June 2000 Waiver and Amendment also contained certain amendments to the Amended and Restated Credit Agreement, including the replacement of existing financial covenants contained in the Amended and Restated Credit Agreement applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly interest payments on outstanding amounts under the Amended Bank Credit Facility beginning July 2000.

The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company's currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company's then existing revolving credit facility. The June 2000 Waiver and Amendment also required the Company to complete the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility located in Salford, England on or prior to February 28, 2001, although such deadline was extended (as described herein).

As a result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility:

        -   any disposition of real estate assets;

        - the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility; and

        -   the sale-leaseback of the Company's headquarters.

Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility.

As a result of the June 2000 Waiver and Amendment, the interest rate spreads applicable to outstanding borrowings under the Amended Bank Credit Facility were increased by 0.5%. As a result, the spread for the revolving loans ranges from 1.0% to 2.75% for base rate loans and from 2.5% to 4.25% for LIBOR rate loans. The resulting spread for the term loans ranges from 2.75% to 3.0% for base rate loans and from 4.25% to 4.5% for LIBOR rate loans. Based on the Company's current credit rating, the spread for revolving loans is 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the spread for term loans is 3.0% for base rate loans and 4.5% for LIBOR rate loans.

During the third and fourth quarters of 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company's Amended and Restated Credit Agreement, including (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, the Company obtained the consent of the requisite percentage of the senior lenders (the "November 2000 Consent and Amendment") to replace previously existing financial covenants with amended financial covenants, each defined in the November 2000 Consent and Amendment:

        -   total leverage ratio;

        -   interest coverage ratio;

        -   fixed charge coverage ratio;

        -   ratio of total indebtedness to total capitalization;

        -   minimum EBIDTA; and

        -   total beds occupied ratio.

The November 2000 Consent and Amendment further provided that the Company will be required to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the November 2000 Consent and Amendment as any combination of the following transactions, which together would result in net cash proceeds to the Company of $100.0 million:

        - an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders;

        - any other offering of the Company's common stock or certain types of the Company's preferred stock;

        - issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Credit Facility;

        - certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Salford, England facility.

The November 2000 Consent and Amendment also contains limitations upon the use of proceeds obtained from the completion of such "capital raising events." The requirements relating to "capital raising events" contained in the November 2000 Consent and Amendment replaced the requirement contained in the Amended and Restated Credit Agreement that the Company use commercially reasonable efforts to consummate a rights offering on or before December 31, 2000.

As a result of the November 2000 Consent and Amendment, the current interest rate applicable to the Company's Amended Bank Credit Facility remains unchanged. This applicable rate, however, is subject to (i) an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company has not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and (ii) an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the loans under the Amended Bank Credit Facility.

The maturities of the loans under the Amended Bank Credit Facility remain unchanged as a result of the November 2000 Consent and Amendment. No event of default was declared due to the amendment of the financial covenants obtained in connection with the November 2000 Consent and Amendment.

In March 2001, the Company obtained an amendment to the Amended Bank Credit Facility which included the following amendments: (i) changed the date the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility must by consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio, to take into effect any loss of EBITDA that may result from certain asset dispositions, and (iii) modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

The securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility did not close by the required date. However, the covenant allows for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Amended Bank Credit Facility, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

The Amended Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization of the Company's Salford, England facility, the Company did not provide the audited financial statements within the required time period. However, the Company has obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement.

The revolving loan portion of the Amended Bank Credit Facility of $382.5 million matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying consolidated balance sheet at December 31, 2000. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

The Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, primarily by attempting to sell certain assets, as discussed above. Subsequent to year-end, the Company completed the sale of a facility located in North Carolina for approximately $25 million. The Company is currently evaluating and would also consider a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. The Company expects to use the net proceeds from these transactions to pay-down debt under the Amended Bank Credit Facility.

The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Amended Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable, and will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants during 2001. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

If the Company were to be in default under the Amended Bank Credit Facility, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's senior notes or the Company's convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

Changes to the $40 Million Convertible Subordinated Notes. During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 Million Convertible Subordinated Notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the proposed restructuring. This "change of control" gave rise to the right of the holders of such notes, MDP Ventures IV LLC ("MDP"), to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, the Company was obligated, under the original terms of the $40.0 Million Convertible Subordinated Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes.

In order to address the events of default discussed above, on June 30, 2000, the Company and MDP executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.19, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described below, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. The Company and MDP are currently in discussions concerning this matter. At an adjusted conversion price of $1.19, the $40.0 Million Convertible Subordinated Notes are convertible into approximately 33.6 million shares of the Company's common stock.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes are currently convertible, at an adjusted conversion price of $1.19, into an additional 0.9 million shares of the Company's common stock. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $40.0 Million Convertible Subordinated Notes.

The terms of a registration rights agreement with holders of the $40.0 Million Convertible Subordinated Notes also require the Company to use its best efforts to register the shares of the Company's common stock into which the notes are convertible. Management intends to take the necessary actions to achieve compliance with this covenant.

The waiver obtained from the lenders under the Amended Bank Credit Facility with respect to the financial reporting requirement previously discussed, also cured the resulting cross-default under the $40.0 Million Convertible Subordinated Notes.

The Company currently believes it is in compliance with all covenants under the provisions of the $40.0 Million Convertible Subordinated Notes, as amended. There can no assurance, however, that the Company will be able to remain in compliance with all covenants under the provisions of the $40.0 Million Convertible Subordinated Notes.

Changes to the $30 Million Convertible Subordinated Notes. Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the Company's $30.0 Million Convertible Subordinated Notes as a result of the Company's financial condition and as a result of the Restructuring. However, on June 30, 2000, the Company and PMI Mezzanine Fund, L.P. ("PMI"), the holder of the notes, executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the revisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum, from 7.5% to 8.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of the Company's common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company.

The conversion price for the notes has been established at $1.07, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as described below, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company's common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, if, as currently contemplated, all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. At an adjusted conversion price of $1.07, the $30.0 Million Convertible

Subordinated Notes are convertible into approximately 28.0 million shares of the Company's common stock.

At December 31, 2000, the Company was in default under the note purchase agreement governing the $30.0 Million Convertible Subordinated Notes. The default related to the Company's failure to comply with the total leverage ratio financial covenant. However, in March 2001, the Company and PMI executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to the Company.

The Company has made all required interest payments under the $30.0 Million Convertible Subordinated Notes. The Company currently believes it is in compliance with all covenants under the provisions of the $30.0 Million Convertible Subordinated Notes. There can be no assurance, however, that the Company will be able to remain in compliance with all of the covenants under the provisions of the $30.0 Million Convertible Subordinated Notes.

The provisions of the Company's debt agreements related to the Amended Bank Credit Facility, the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes contain certain cross-default provisions. Any events of default under the Amended Bank Credit Facility also result in an event of default under the Company's $40.0 Million Convertible Subordinated Notes. Any events of default under the Amended Bank Credit Facility that results in the lenders' acceleration of amounts outstanding thereunder also result in an event of default under the Company's $30.0 Million Convertible Subordinated Notes and the Senior Notes. Additionally, any events of default under the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes also result in an event of default under the Amended Bank Credit Facility.

If the Company were to be in default under the Amended Bank Credit Facility, and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company's $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 Million Convertible Subordinated Notes, even if the lenders under the Amended Bank Credit Facility did not exercise their acceleration rights, the holders of the $40.0 Million Convertible Subordinated Notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

Assumption of the Operating Company Revolving Credit Facility. On April 27, 2000, Operating Company obtained a waiver of events of default under its $100.0 million revolving credit facility with a group of lenders led by Foothill Capital Corporation ("Foothill Capital") relating to: (i) the amendment of certain contractual arrangements between the Company and Operating Company; (ii) Operating Company's violation of a net worth covenant contained in the revolving credit facility; and (iii) the execution of the Agreement and Plan of Merger with respect to the Operating Company Merger. On June 30, 2000, the terms of the initial waiver were amended to provide that the waiver would remain in effect, subject to certain other events of termination, until the earlier of (i) September 15, 2000 or (ii) the completion of the Operating Company Merger.

On September 15, 2000, Operating Company terminated its revolving credit facility with Foothill Capital and simultaneously entered into a new $50.0 million revolving credit facility with Lehman (the "Operating Company Revolving Credit Facility"). This facility, which bears interest at an applicable prime rate, plus 2.25%, is secured by the accounts receivable and all other assets of Operating Company. This facility, which matures on December 31, 2002, was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger on October 1, 2000.

EQUITY STRUCTURE

Common Stock. In connection with the Restructuring and related transactions, the Company engaged in a series of transactions which resulted in the issuance by the Company of additional shares of common stock and securities convertible into shares of common stock.

        - On October 1, 2000, the Company issued approximately 18.8 million shares of its common stock in connection with the Operating Company Merger, including 11.3 million shares to Baron and Sodexho, the holders of approximately 34% of the outstanding common stock of Operating Company. In addition, the Company issued warrants to Baron to purchase approximately 1.4 million shares of the Company's common stock at an exercise price of $0.01 per share and warrants to purchase approximately 0.7 million shares of the Company's common stock at an exercise price of $1.41 per share in consideration for Baron's consent to the Operating Company Merger. Further, the Company assumed the obligation to issue up to approximately 0.8 million shares of its common stock, at a per share price of $3.33, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company.

        - On December 1, 2000, the Company issued approximately 2.9 million shares of its common stock to the wardens of the facilities operated by the Service Companies in connection with the acquisitions of PMSI and JJFMSI.

        -   During October and December 2000, the Company issued approximately
            95.1 million shares of common stock pursuant to the conversion of the Company's Series B Preferred Stock into shares of common stock, as further discussed below.

        - In February 2001, the Company received court approval, which became final in March 2001, of the revised terms of the definitive settlement agreements regarding the "global" settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. Pursuant to the terms of the settlement, the Company will issue to the plaintiffs:

                -   an aggregate of 46.9 million shares of common stock; and

                - a subordinated promissory note in the aggregate principal amount of $29.0 million.

            The promissory note will be due January 2, 2009, and will accrue interest at a rate of 8.0% per annum. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock meets or exceeds a "termination price" equal to $1.63 per share for fifteen consecutive trading days prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value over $0.49 per common share, based on the average trading price of the common stock prior to the maturity of the note.

        - On December 13, 2000, the Company's stockholders approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of not less than one-for-ten and not to exceed one-for-twenty. The reverse stock split is expected to encourage greater interest in the Company's common stock by the financial community and the investing public, and is expected to satisfy a condition of continued listing of the common stock on the NYSE. The Company currently expects to complete the reverse stock split during the second quarter of 2001.

Preferred Stock. In connection with the June 2000 Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the Amended Bank Credit Facility. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

In order to satisfy the REIT distribution requirements with respect to its 1999 taxable year, the Company issued approximately 7.5 million shares of a newly created Series B Preferred Stock to shareholders of the Company's common stock, as a stock dividend. The Series B Preferred Stock was distributed to common stockholders of record on September 14, 2000, in the amount of five shares of Series B Preferred Stock for every 100 shares of common stock held by the stockholder. The Series B Preferred Stock was convertible into shares of common stock during two separate conversion periods during the fourth quarter of 2000, the last of which expired on December 20, 2000, at a conversion price based on the average closing price of the Company's common stock on the NYSE during the 10 trading days prior to the first day of each applicable conversion period, subject to a floor of $1.00. During the two conversion periods, approximately
4.2 million shares of Series B Preferred Stock were converted into approximately
95.1 million shares of common stock. The shares of Series B Preferred Stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of the Company's common stock.

The shares of Series B Preferred Stock issued by the Company provide for cumulative dividends payable at a rate 12% per year of the stock's stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter.

On December 13, 2000, the Company's board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company's Series B Preferred Stock on December 22, 2000. As a result of the board's declaration, the holders of the Company's Series B Preferred Stock were entitled to receive approximately 3.3 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12% per annum of the stock's stated value ($24.46 per share). Approximately 0.1 million shares of Series B Preferred Stock were issued on January 2, 2001 as a result of this dividend.

On March 9, 2001, the Company's board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the first quarter of 2001, payable on April 2, 2001 the holders of record of the Company's Series B Preferred Stock on March 19, 2001. As a result of this declaration, the holders of the Company's Series B Preferred Stock are entitled to receive 3.0 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend is based on a dividend rate of 12.0% per annum of the stock's stated value ($24.46). Approximately 0.1 million shares of Series B Preferred Stock were issued on April 2, 2001 as a result of this dividend.

CAPITAL STRATEGY

As a result of the Company's current financial condition, including: (i) the revolving loans under the Amended and Restated Credit Agreement maturing January 1, 2002; (ii) the requirement under the November 2000 Consent and Amendment to use commercially reasonable efforts to complete any combination of certain transactions, as defined therein, which together result in net cash proceeds of at least $100.0 million; and (iii) the Company's highly leveraged capital structure, the Company's management is evaluating the Company's current capital structure, including the consideration of various potential transactions that could improve the Company's financial position.

As of December 31, 2000, the Company was holding for sale numerous assets, including fifteen parcels of land, three correctional facilities leased to governmental agencies, one correctional facility leased to a private operator and investments in two direct financing leases, with an aggregate book value of $163.5 million. The Company may also elect to sell additional assets. The Company expects to use the net proceeds from such sales to repay outstanding indebtedness. The Company's management believes that utilizing sales proceeds to pay down debt will improve the Company's leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended and Restated Credit Agreement maturing January 1, 2002, on more favorable terms. In November and December 2000, the Company completed the sale of its 50% interest in two international subsidiaries for an aggregate sales price of approximately $6.4 million. In March 2001, the Company sold a facility located in North Carolina for a sales price of approximately $25 million. The net proceeds were used to pay-down the Amended Bank Credit Facility. In April 2001, the Company sold its interest in its Agecroft facility located in Salford, England, for approximately $65.7 million through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company. The net proceeds were used to pay-down the Amended Bank Credit Facility. There can be no assurance that the Company will sell any additional assets, or that, if the Company does sell any additional assets, that the proceeds ultimately received will achieve expected levels. Further, even if the Company is successful in selling assets at expected levels, there can be no assurance that it will be able to refinance or renew its debt obligations when they come due on reasonable or any other terms.

The Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, primarily by attempting to sell certain assets, as discussed above. The Company is currently evaluating and would also consider a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. No assurance can be given that, even if the Company is successful in selling assets, that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company is currently engaged primarily in the business of owning, operating and managing correctional and detention facilities, as well as providing prisoner transportation services for government agencies. A portion of the Company's facilities are leased to both private prison managers and government agencies. The Company assesses and measures operating results on an individual facility basis for each of its facilities without differentiation, based on each facilities' contribution to EBITDA. Since each of the facilities exhibit similar economic characteristics and offer similar degrees of risk and opportunities for growth, the facilities have been aggregated and reported as one operating segment. The Company's prisoner transportation subsidiary exhibits different economic characteristics compared with the economic characteristics of the facilities. However, since the financial results of this subsidiary do not exceed the materiality thresholds under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the financial results are not separately reported. The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

NARRATIVE DESCRIPTION OF BUSINESS

BUSINESS OBJECTIVES AND STRATEGIES

General. The Company specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a large variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

Business Objectives. Management believes the Restructuring enables the Company to streamline the corporate structure and operational support to all its facilities, emphasizing quality assurance and exceeding customers' expectations while continuing to maintain safe and secure facilities. The Company's primary business objectives are to provide quality corrections services, increase revenue and control operating costs, while maintaining its position as the largest owner, operator and manager of privatized correctional and detention facilities. The Company expects to achieve these objectives by the following:

        - Quality Corrections Services. The Company has reorganized its operations group to help ensure continued delivery of quality corrections services and more efficiently manage day-to-day operations and security. The revised organization also expands two divisions, quality assurance, and human resources. The Company's quality assurance division will provide oversight and establish checkpoints for examining the Company's performance; and then human resources division will formalize the Company's commitment to employee recruitment and retention. Management has completed a systematic facility-by-facility review in order to establish projections and benchmarks for facility performance. The Company believes that a renewed focus on the day-to-day management of the facilities, quality assurance and its employees will ensure continued delivery of quality corrections services.

        - Increasing Occupancy Rates. The Company's new business development group is focusing on renewing and enhancing contracts as well as obtaining new business. The new structure establishes a dedicated team whose primary focus is to increase facility occupancy rates and maximize opportunities to provide new services to our customers. During 2000, the Company was awarded a contract with the Federal Bureau of Prisons (the "BOP") to house approximately 3,316 federal detainees at the Company's California City, California and Milan, New Mexico facilities, the largest contract award in the Company's history. Total revenue over the life of these contracts is projected to approximate $760.0 million.

        - Cost Reduction Efforts. An important component of the Company's strategy is to position itself as a cost effective, high quality provider of prison management services in all its markets. The Company will continue to focus on improving operating performance and efficiency through the following key operating initiatives: (i) standardization of supply and service purchasing practices and usage; (ii) improvement of inmate management, resource consumption and reporting procedures; and (iii) improvement in employee productivity.

        - Expanded Scope of Services The Company intends to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities operated by the Company differ with respect to security levels, ages, genders and cultures of inmates, the Company focuses on the particular needs of an inmate population and tailors its service based on local conditions and its ability to provide such services on a cost-effective basis.

Business Strategy. The Company believes that it is well positioned to take advantage of opportunities in the privatized corrections industry. The Company currently is able to benefit from every type of private sector/public sector partnership with respect to correctional and detention facilities, including:
(i) facilities owned and managed by the Company; (ii) facilities owned by the Company and managed by other private operators; (iii) facilities owned by the Company and managed by government entities; and (iv) facilities owned by government entities and managed by the Company.

The Company's principal business strategies are to fill vacant beds currently in the Company's inventory and increase revenue by obtaining additional management contracts. Substantially all of the Company's income is expected to be derived from contracts with government entities for the provision of correctional and detention facility management and related services.

THE FACILITIES

The facilities managed by the Company can generally be classified according to the level(s) of security at such facility. Minimum security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter and some form of external patrol. Maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol. Multi-security facilities are facilities with various areas encompassing either minimum, medium or maximum security. Non-secure facilities are juvenile facilities having open housing that inhibit movement by their design. Secure facilities are juvenile facilities having cells, rooms, or dormitories, a secure perimeter and some form of external patrol.

The facilities owned, under development and/or managed by the Company can also be classified according to their primary function. The primary functional categories are:

        - Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners or sentenced adult federal prisoners who are in the custody of the BOP, typically prisoners on whom a sentence in excess of one year has been imposed.

        - Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to prisoners being detained by the U.S. Immigration and Naturalization Service (the "INS"), prisoners who are awaiting trial who have been charged with violations of federal criminal law who are in the custody of the U.S. Marshals Service (the "USMS") or state criminal law, and prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

        - Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less.

        - Leased Facilities. Leased facilities are facilities that are owned but not managed by the Company.

The following table sets forth all of the facilities owned and/or managed by the Company at December 31, 2000 and includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities owned by the Company but leased to another operator, the term of such lease.

                                          PRIMARY       DESIGN      SECURITY    FACILITY                 RENEWAL
           FACILITY NAME                 CUSTOMER     CAPACITY (1)   LEVEL      TYPE (2)     TERM        OPTION
           -------------                 --------     ------------   -----     ----------    ----        ------
Central Arizona Detention Center           USMS          2,304       Multi      Detention    November  (3) 1 year
Florence, Arizona                                                                            2001

Eloy Detention Center                    BOP, INS        1,500      Medium      Detention    February  (7) 1 year
Eloy, Arizona                                                                                2002

Florence Correctional Center          State of Hawaii    1,600      Medium     Correctional  June 2001     -
Florence, Arizona

California Correctional Center              BOP          2,304      Medium     Correctional  September (7) 1 year
California City, California                                                                  2003

Leo Chesney Correctional Center (3)       Cornell          240      Minimum       Leased     February  (2) 5 year
Live Oak, California                    Corrections                                          2002

San Diego Correctional Facility             INS          1,232      Minimum/    Detention    December  (3) 1 year
San Diego, California                                               Medium                   2001

                                          PRIMARY      DESIGN       SECURITY    FACILITY                       RENEWAL
           FACILITY NAME                 CUSTOMER    CAPACITY (1)    LEVEL      TYPE (2)       TERM            OPTION
           -------------                 --------      ---------     -----     ----------      ----            ------


Bent County Correctional Facility        State of          700      Medium     Correctional  June 2001       (2) 1 -year
Las Animas, Colorado                     Colorado

Huerfano County Correctional             State of          752      Medium     Correctional  June 2001       (2) 1 year
  Center                                 Colorado
Walensburg, Colorado

Kit Carson Correctional Center           State of          768      Medium     Correctional  June 2001       (2) 1 year
Burlington, Colorado                     Colorado

Bay Correctional Facility                State of          750      Medium     Correctional  June 2002       (2) 2 year
Panama City, Florida                      Florida

Bay County Jail and Annex               Bay County         677       Multi     Detention     September             -
Panama City, Florida                                                                         2001

Citrus County Detention Facility       Citrus County       400       Multi     Detention     September       (1) 5 year
Lecanto, Florida                                                                             2005

Gadsden Correctional Institution         State of          896     Minimum/    Correctional  June 2001       (2) 2 year
Quincy, Florida                           Florida                   Medium

Hernando County Jail                  Hernando County      302       Multi     Detention     October               -
Brooksville, Florida                                                                         2010

Lake City Correctional Facility          State of          350      Secure     Correctional  June 2001             -
Lake City, Florida                        Florida

Okeechobee Juvenile Offender             State of           96      Secure      Juvenile     December              -
  Correctional Center                     Florida                                            2002
Okeechobee, Florida

Coffee Correctional Facility             State of        1,524      Medium     Correctional  June 2001       (17)1 year
Nicholls, Georgia                         Georgia

Wheeler Correctional Facility            State of        1,524      Medium     Correctional  June 2001       (17)1 year
Alamo, Georgia                            Georgia

Idaho Correctional Center             State of Idaho     1,250     Minimum/    Correctional  June 2003             -
Boise, Idaho                                                        Medium

Marion County Jail                    Marion County,       670       Multi      Detention    November              -
Indianapolis, Indiana                     Indiana                                            2005

Southwest Indiana Regional Youth          SWIRYV           196        Non-      Juvenile     July 2004             -
  Village                                                        secure/Secure
Vincennes, Indiana

Leavenworth Detention Center               USMS            483      Maximum     Detention    December        (2) 1 year
Leavenworth, Kansas                                                                          2001

Lee Adjustment Center                    State of          756     Minimum/    Correctional  May 2001        (4) 2 year
Beattyville, Kentucky                    Kentucky                   Medium

Marion Adjustment Center                 State of          856      Minimum    Correctional  December        (1) 2 year
St. Mary, Kentucky                       Kentucky                                            2001

Otter Creek Correctional Center          State of          656     Minimum/    Correctional  February             -
Wheelwright, Kentucky                     Indiana                   Medium                   2004

                                               PRIMARY            DESIGN        SECURITY     FACILITY                     RENEWAL
               FACILITY NAME                   CUSTOMER         CAPACITY (1)      LEVEL       TYPE (2)       TERM         OPTION
               -------------                   --------         ------------      -----       ---------      ----         ------

Winn Correctional Center                                                           Medium/
Winnfield, Louisiana                          State of Louisiana     1,538         Maximum    Correctional  March 2003        -

Prairie Correctional Facility                                                                               December
Appleton, Minnesota                           State of Wisconsin     1,338          Medium    Correctional  2001              -

Delta Correctional Facility                        State of                        Minimum/                 September
Greenwood, Mississippi                           Mississippi         1,016          Medium    Correctional  2001              -

Tallahatchie County Correctional Facility                                                                   December
Tutweiler, Mississippi                        State of Wisconsin     1,104          Medium    Correctional  2001              -

Wilkinson County Correctional Facility             State of                                                 December
Woodville, Mississippi                           Mississippi           900          Medium    Correctional  2001        (1) 2 year

Crossroads Correctional Center                                                                              August
Shelby, Montana                                State of Montana        512          Multi     Correctional  2003        (8) 2 year

Southern Nevada Women's Correctional
  Center (4)
Las Vegas, Nevada                              State of Nevada         500          Multi     Correctional  June 2015         -

Elizabeth Detention Center                                                                                  January
Elizabeth, New Jersey                                INS               300         Minimum     Detention    2002        (3) 1 year

Cibola County Corrections Center                                                                            October
Milan, New Mexico                                    BOP             1,072          Multi     Correctional  2003        (7) 1 year

New Mexico Women's Correctional Facility         State of New
Grants, New Mexico                                  Mexico             596          Multi     Correctional  June 2001   (4) 1 year

Torrance County Detention Facility               District of                                                September
Estancia, New Mexico                               Columbia            910          Multi      Detention    2001        1 year

Mountain View Correctional Facility (3) (5)     State of North                                              November    See
Spruce Pine, North Carolina                        Carolina            528          Medium       Leased     2008        Note 5

Pamlico Correctional Facility (3)               State of North                                              September   (2)  10
Bayboro, North Carolina                            Carolina            528          Medium       Leased     2008        year

Northeast Ohio Correctional Center               District of                                                September
Youngstown, Ohio                                   Columbia          2,016          Medium    Correctional  2001        1 year

Queensgate Correctional Facility (3)           Hamilton County,                                             February
Cincinnati, Ohio                                     Ohio              850          Medium       Leased     2003        (3) 1 year

Cimarron Correctional Facility
Cushing, Oklahoma                             State of Oklahoma        960          Medium    Correctional  June 2002   (3) 1 year

David L. Moss Criminal Justice Center           Tulsa County,                                               August
Tulsa, Oklahoma                                    Oklahoma          1,440          Multi      Detention    2002        (2) 1 year

Davis Correctional Facility
Holdenville, Oklahoma                         State of Oklahoma        960          Medium    Correctional  June 2002   (1) 2 year

Diamondback Correctional Facility
Watonga, Oklahoma                              State of Hawaii       2,160          Medium    Correctional  June 2001         -

                                               PRIMARY            DESIGN        SECURITY     FACILITY                     RENEWAL
               FACILITY NAME                   CUSTOMER         CAPACITY (1)      LEVEL       TYPE (2)       TERM         OPTION
               -------------                   --------         ------------      -----       ---------      ----         ------


North Fork Correctional Facility                                                                            December
Sayre, Oklahoma                               State of Wisconsin     1,440          Medium    Correctional  2001        (2) 1 year

Guayama Correctional Center                    Commonwealth of                                              December
Guayama, Puerto Rico                             Puerto Rico         1,000          Medium    Correctional  2001              -

Ponce Adult Correctional Center                Commonwealth of                                              February
Ponce, Puerto Rico                               Puerto Rico         1,000          Medium    Correctional  2002        (1) 5 year

Ponce-Jovenes y Adultos                        Commonwealth of                                              February
Ponce, Puerto Rico                               Puerto Rico           500          Multi     Correctional  2002        (1) 5 year

Silverdale Facilities                                                                                       September
Chattanooga, Tennessee                         Hamilton County         576          Multi       Juvenile    2004        (3) 4 year

South Central Correctional Center                                                                           February
Clifton, Tennessee                            State of Tennessee     1,506          Medium    Correctional  2002              -

West Tennessee Detention Facility                                                                           December
Mason, Tennessee                              State of Wisconsin       600          Multi     Correctional  2001              -

Shelby Training Center                          Shelby County,
Memphis, Tennessee                                Tennessee            200          Secure      Juvenile    April 2015        -

Tall Trees
Memphis, Tennessee                            State of Tennessee        63        Non-secure    Juvenile    June 2001         -

Metro-Davidson County Detention Facility       Davidson County,
Nashville, Tennessee                              Tennessee          1,092          Multi      Detention    May 2002          -

Whiteville Correctional Facility                                                                            December
Whiteville, Tennessee                         State of Wisconsin     1,536          Medium    Correctional  2001        (2) 1 year

Hardeman County Correctional Facility
Whiteville, Tennessee                         State of Tennessee     2,016          Medium    Correctional  June 2002   (6) 3 year

Bartlett State Jail                                                                Minimum/                 August
Bartlett, Texas                                 State of Texas         962          Medium    Correctional  2003              -

Bridgeport Pre-Parole Transfer Facility                                                                     August
Bridgeport, Texas                               State of Texas         200          Medium    Correctional  2001              -

Brownfield Intermediate Sanction Facility                                          Minimum/                 August
Brownfield, Texas                               State of Texas         200          Medium    Correctional  2001              -

Community Education Partners (6)                  Community                                                 August
Dallas, Texas                                 Education Partners         -        Non-secure     Leased     2008        (3) 5 year

Eden Detention Center
Eden, Texas                                        BOP, INS          1,225         Minimum    Correctional  Indefinite        -

Community Education Partners (6)                  Community
Houston, Texas                                Education Partners         -        Non-secure     Leased     June 2008   (3) 5 year

Houston Processing Center
Houston, Texas                                       INS               411          Medium     Detention    July 2001         -

                                               PRIMARY            DESIGN        SECURITY     FACILITY                     RENEWAL
               FACILITY NAME                   CUSTOMER         CAPACITY (1)      LEVEL       TYPE (2)       TERM         OPTION
               -------------                   --------         ------------      -----       ---------      ----         ------


Laredo Processing Center                                                           Minimum/                 September
Laredo, Texas                                        INS               258          Medium     Detention    2002        (3) 1 year

Webb County Detention Center                                                                                February
Laredo, Texas                                        USMS              480          Medium     Detention    2001        (2) 1 year

Liberty County Jail/Juvenile Center            Liberty County,                                              November
Liberty, Texas                                      Texas              380          Multi      Detention    2001        (1) 2 year

Mineral Wells Pre-Parole Transfer Facility                                                                  August
Mineral Wells, Texas                            State of Texas       2,103         Minimum    Correctional  2001              -

T. Don Hutto Correctional Center                                                                            January
Taylor, Texas                                   State of Texas         480          Medium    Correctional  2003        2 year

Sanders Estes Unit                                                                 Minimum/                 August
Venus, Texas                                    State of Texas       1,000          Medium    Correctional  2001        (1) 2 year

Lawrenceville Correctional Center              Commonwealth of
Lawrenceville, Virginia                            Virginia          1,500          Medium    Correctional  March 2003        -

D.C. Correctional Treatment
  Facility (3)                                   District of
Washington D.C.                                    Columbia            866          Medium    Correctional  March 2017        -

HMP Forrest Bank (Agecroft) (3) (7)             U.K. Detention                                              January
Salford, England                               Services Limited        800          Medium    Correctional  2025              -

--------------------

(1) Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Management believes design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entity. The ability of the Company or another private operator to satisfy its financial obligations under its leases with the Company is based in part on the revenue generated by the facilities, which in turn depends on the design capacity of each facility.

(2) The Company manages numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified was determined by the relative size of prisoner populations in a particular facility on December 31, 2000. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correction facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(3) This facility is held for sale as of December 31, 2000.

(4) The State of Nevada has contracted with the Company to manage and operate the facility.

(5) The facility was sold on March 16, 2001.

(6) This alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles. The Company believes that design capacity does not generally apply to educational facilities, and therefore, the aggregate design capacity of the Company's facilities referred to in this Annual Report does not include the total number of at-risk juveniles which can be accommodated at this facility.

(7) The Company sold its interest in this facility on April 10, 2001.

Facility Management Contracts

The Company is compensated on the basis of the number of inmates held in each of its facilities. Contracts may vary to provide fixed per diem rates or monthly fixed rates. Of the 65 domestic facilities in operation and managed by the Company, 64 of the facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels, with one management contract based on a monthly fixed rate. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For 2000, the average occupancy, based on rated capacity, was 84.8% for all facilities operated by the Company, Operating Company, PMSI and JJFMSI on a combined basis for the twelve months ended December 31, 2000. The occupancy rate at December 31, 2000 was 86.5%.

The Company's contracts generally require the Company to operate each facility in accordance with all applicable laws and regulations. The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company's operations and, in certain cases, to maintain performance bonds.

The Company's facility contracts are short term in nature. Terms of federal contracts generally range from one to five years, and contain multiple renewal options. The terms of local and state contracts may be for longer periods with additional renewal options. Most facility contracts also contain clauses which allow the government agency to terminate a contract without cause. The Company's facility contracts are generally subject to annual or bi-annual legislative appropriation of funds. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction in the management fee payable to the Company. During 2000, the Company renewed approximately 95% of the contracts scheduled for renewal during the year. No assurance can be given that government agencies will not terminate or renew a contract with the Company in the future.

Operating Procedures

Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general administration of the facilities, facility maintenance, security and supervision of the offenders. The Company also provides a variety of rehabilitative and educational programs at its facilities. Inmates at most facilities managed by the Company may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire General Education Development ("GED") certificates. The Company also offers vocational training to inmates who lack marketable job skills. In addition, the Company offers life skills transition planning programs that provide inmates job search skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of its facilities, the Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems through its LifeLine program.

The Company operates each facility in accordance with Company-wide policies and procedures and the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry that establish guidelines of standards by which a correctional institution may gain accreditation. The ACA standards, which the ACA believes safeguard the life, health and safety of offenders and personnel, are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry's most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food services, inmate supervision and physical plant requirements. The Company has sought and received ACA accreditation for 46 of the facilities it currently manages with an average rating of 99.3% in 2000 and intends to apply for ACA accreditation for all of its facilities once they become eligible. The accreditation process is usually completed 18 to 24 months after a facility is opened.

The Company devotes considerable resources to assuring compliance with contractual and other requirements and to maintaining the highest level of quality assurance at each facility through a system of formal reporting, corporate oversight, site reviews and inspection by on-site facility administrators.

Under its management contracts, the Company usually provides the contracting government agency with the services, personnel and material necessary for the operation, maintenance and security of the facility and the custody of inmates. The Company offers full logistical support to the facilities it manages, including security, health care services, transportation, building and ground maintenance, education, treatment and counseling services and institutional food services. Except for certain aspects of food and medical services, which are generally subcontracted, all of the facilities' support services are provided by the Company's personnel.

The operations department, in conjunction with the legal department, supervises compliance of each facility with operational standards contained in the various management contracts as well as those of professional and government agencies. The responsibilities include developing specific policies and procedures manuals, monitoring all management contracts, ensuring compliance with applicable labor and affirmative action standards, training and administration of personnel, purchasing supplies and developing educational, vocational, counseling and life skills inmate programs. The Company provides meals for inmates at the facilities it operates in accordance with regulatory, client and nutritional requirements. These catering responsibilities include hiring and training staff, monitoring food operations, purchasing food and supplies, and maintaining equipment, as well as adhering to all applicable safety and nutritional standards and codes.

Facility, Design, Construction and Finance

In addition to its facility management services, the Company also provides consultation to various government agencies with respect to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. However, the Company's business objectives currently do not focus on the design and construction of new correctional and detention facilities. Since its inception the Company has designed and constructed 41 of its 44 domestic operating corrections facilities for various federal, state and local government agencies.

Pursuant to the Company's design, build and manage contracts, the Company is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays. The Company's facilities are designed to maximize staffing efficiencies by increasing the area of vision under surveillance by correctional officers and utilizing additional electronic surveillance systems.

Historically, government entities have used various methods of construction financing to develop new correctional facilities, including, but not limited to the following: (i) one-time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. In certain circumstances, the Company has provided certain credit enhancements for such financings in the form of a (i) letter of credit; (ii) guaranty or (iii) other similar agreements. Generally, when the project is financed using direct government appropriations or proceeds from the sale of bonds or other obligations issued prior to the award of the project, or by the Company directly, the financing is in place when the construction or renovation contract is executed. If the project is financed using project-specified tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. In most circumstances, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold. If such bonds or obligations are not sold, construction and management of the facility may either be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility managed contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to government appropriations for subsequent annual or bi-annual periods.

Business Development

The Company believes that it is an industry leader in promoting the benefits of privatization of prisons and other correctional and detention facilities. As of December 31, 2000, the Company controlled approximately 52% of all beds under contract with private operators of correctional and detention facilities in the United States. Marketing efforts are conducted and coordinated by the Company's business development department and senior management with the aid, where appropriate, of certain independent consultants.

Under the direction of the Company's business development department and senior management, the Company markets its services to government agencies responsible for federal, state and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS and the INS. These contracts generally offer longer, more favorable contract terms. For example, many federal contracts contain "take-or-pay" clauses which guarantee the Company a certain percentage of management revenue, regardless of occupancy levels.

The various avenues for developing business include: (i) maintaining existing customer relationships and continuing to fill existing beds within the Company's facilities; (ii) enhancing the terms of existing contracts; and (iii) establishing relationships with new customers who have either previously not outsourced their corrections management needs or have utilized other private enterprises.

The Company generally receives inquiries from or on behalf of government agencies that are considering privatization of certain facilities or that have already decided to contract with private enterprise. When it receives such an inquiry, the Company determines whether there is an existing need for the Company's services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of privatization. Based on the findings, an initial cost analysis is conducted to further determine project feasibility.

The Company pursues its business opportunities primarily through Request for Proposals ("RFP") or Request for Qualifications ("RFQ"). RFPs and RFQs are issued by government agencies and are solicited for bid.

Generally, government agencies responsible for correctional and detention services procure goods and services through RFPs and RFQs. Most of the Company's activities in the area of securing new business are in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's needs. If the project fits within the Company's strategy, the Company submits a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

Business Proposals

At March 15, 2001, the Company was pursuing five prospective contracts with a total of approximately 4,300 beds for which written responses to RFPs and other solicitations have been submitted. The Company is also pursuing additional prospects for which it has not submitted proposals. Further, the Company is pursuing other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will receive additional awards with respect to proposals submitted.

Major Customers

The Company's customers consist of local, state and federal correctional and detention authorities. For the year ended December 31, 2000, the federal correctional and detention authorities represent approximately 23.0% of total management revenue produced by all facilities (for all facilities operated by the Company, Operating Company, PMSI and JJFMSI on a combined basis for the twelve months ended December 31, 2000). Federal correctional and detention authorities consist of the BOP, the USMS and the INS. The federal correctional and detention authorities were the only single customer of the Company that accounted for 10.0% or more of the Company's management revenue in 2000.

Backlog

Most of the Company's contracts provide for the Company to be compensated on a per diem/per capita basis, which fluctuates daily. However, certain contracts provide for a minimum utilization over the term of such contracts. The Company's backlog reflects estimated minimum revenue over the term of such contracts, subject to certain performance provisions and the appropriation of funds, using current per diem/per capita rates, and disregarding any renewals of such contracts and adjustments to such rates as a result of inflation. As of December 31, 2000, the Company's backlog, determined as described above, was $490.7 million, of which $254.5 million is expected to be recognized during the year ending December 31, 2001.

The State of the Industry

While the Company believes that governments will continue to privatize correctional and detention facilities, the Company believes the rapid growth experienced in the United States private corrections industry during the late 1980's and early 1990's is moderating. This moderation correlates with decreased year-on-year rates of growth in the nation's prisoner population. According to statistics recently released by the United States Department of Justice, Bureau of Justice Statistics ("BJS"), between December 31, 1990 and June 30, 2000, the jail and prison population rose at an average annual rate of 5.6%. Between June 30, 1999 and June 30, 2000, however, the prisoner population increased by 3.0%. Notwithstanding the lower growth rate in the prisoner population, the pressure on government to control correctional costs and to improve correctional services is expected to continue. The recent BJS report estimates a prisoner population of approximately 1.9 million on June 30, 2000. The report estimates that the prisoner population will reach approximately 2.1 million by the close of 2005.

Although the BJS report indicates a more moderate prisoner population increase, management sees the trend of increasing privatization of the corrections industry continuing, in large part because of the general shortage of beds available in the United States correctional and detention facilities, especially in the federal prison system. However, the procurement of new contracts is expected to become more competitive. Private corrections managers will be forced to contain rising operating costs, including medical, and improve operational performance. According to reports issued by the BJS, the number of inmates housed in the United States federal and state prisons and local jail facilities increased from 1,148,702 at December 31, 1990 to 1,869,169 at December 31, 1999, an average annual growth rate of 5.7%. As of December 31, 1999, the BJS reported that one in every 137 residents in the United States and its territories were incarcerated as compared to 149 in 1998. Further, at December 31, 1999, at least 22 states and the federal prison system reported operating at 100% or more of their highest capacity, down from 33 in 1998. Of those operating at 100% or more of their highest capacity, the federal prison system had the highest at 32% above capacity. The sentenced federal prison population (up 10.2%) grew at over four times the rate of the sentenced state prison population during 1999 (up 2.5%). Industry reports indicated that inmates convicted of violent crimes generally serve approximately one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, which may result in additional overcrowding in the United States correctional and detention facilities. Additional factors such as the state of the economy, age of the general population, government spending and public policy significantly influence federal and state corrections policy and incarceration rates.

In an attempt to address the fiscal pressure resulting from rising incarceration costs, government agencies responsible for correctional and detention facilities are increasingly privatizing such facilities. According to the Private Adult Correctional Facility Census (the "Census") prepared by Dr. Charles W. Thomas, a former director of and current consultant to, the Company, the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by Old CCA in 1984. The majority of this growth has occurred since 1989, as the number of privately managed adult correctional and detention facilities in operation or under construction worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 182 facilities with a design capacity of 141,613 beds in 2000. The majority of all private prison management contracts are in the United States. According to the Census, at December 31, 2000, 153 of the 182 private correctional facilities were in the United States, with the remaining 29 divided between Australia, the United Kingdom, South Africa, the Netherlands Antilles, Scotland and New Zealand. According to the Census, the aggregate capacity of private facilities in operation or under construction decreased from 145,610 beds at December 31, 1999, to 141,613 beds at December 31, 2000, a decrease of 2.7%.

The Census reports that at December 31, 2000, there were 31 state jurisdictions, the District of Columbia and Puerto Rico, within which there were private facilities in operation or under construction. Further, all three federal agencies with prisoner custody responsibilities (i.e., the BOP, the INS and the USMS) continued to contract with private management firms. Management believes that the continued trend is a result of the fact that private companies competing with each other have incentives to keep costs down and to improve the quality of services. Various industry studies have shown that cost savings from privately operated prisons may be in the range of 10-15%.

GOVERNMENT REGULATION

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, the Company has been subject to these laws, rules, ordinances and regulations. In addition, the Company is also subject to these laws, ordinances and regulations as the result of the Company's, and its subsidiaries', operation and management of correctional and detention facilities. The cost of complying with environmental laws could materially adversely affect the Company's financial condition and results of operations.

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

AMERICANS WITH DISABILITIES ACT

The Company's properties and those correctional and detention facilities operated and managed by the Company, are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other modifications or capital improvements at the facilities. However, the Company does not believe that such costs will be material because it believes that relatively few modifications are necessary to comply with the ADA. Noncompliance could result in imposition of fines or an award of damages to private litigants.

INSURANCE

The Company maintains a general liability insurance policy of $5.0 million for each facility it operates, as well as insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. In addition, each lease between the Company and third-party lessees provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) worker's compensation. Under each of these leases, the Company has the right to periodically review its lessees' insurance coverage and provide input with respect thereto.

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

EMPLOYEES

As of December 31, 2000, the Company employed 15,255 full-time employees and 286 part-time employees. Of such employees, 197 were employed at the Company's corporate offices and 15,344 were employed at the Company's facilities and in its inmate transportation business. The Company employed personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

Each of the correctional and detention facilities currently operated by the Company is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

The Company has not experienced a strike or work stoppage at any of its facilities. In February 1996, the Company reached an agreement with a union to represent non-security personnel at its Shelby Training Center. This agreement was renewed in March 1999. In October 1998, the Company entered into an agreement with a union to represent resident supervisors at the Shelby Training Center. In March 1997, the Company assumed management of the D.C. Correctional Treatment Facility and the Company agreed to recognize organized labor in representing certain employees at this facility. In December 1998, the Company finalized an agreement with the union to represent correctional officers and other support services staff at the facility. In December 1999, the Company reached an agreement with a union to represent the detention officers and other support services staff at the Elizabeth Detention Center. In January 2001, the Company reached an agreement with a union to represent certain professional and non-professional employees at the Northeast Ohio Correctional Center. The Company has also agreed to recognize organized labor in representing certain support services staff at the Northeast Ohio Correctional Center. The Company is currently negotiating with organized labor representing employees of the Guayama Correctional Facility in Guayama, Puerto Rico. In the opinion of the management of the Company, overall employee relations are generally considered good.

COMPETITION

The Company's correctional and detention facilities operated and managed by the Company, as well as those facilities owned by the Company and managed by other operators, are subject to competition for inmates from other private prison managers. The Company competes primarily on the basis of the quality and range of services offered, its experience in the operation and management of correctional and detention facilities and its reputation. The Company competes with a number of companies, including but not limited to Wackenhut Corrections Corporation, Correctional Services Corporation, and Cornell Corrections Corporation. The Company may also compete in some markets with small local companies. Other potential competitors may in the future enter into businesses competitive with the Company without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at the Company's facilities, which could have a material adverse effect the operating revenue of the Company's facilities. In addition, revenue of the facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions and the age of the general population. The Company will also be subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

RISK FACTORS

As the owner and operator of correctional and detention facilities, the Company is subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation involving the Company. In addition, as a result of the Company's operation so as to preserve its ability to qualify as a REIT for the year ended December 31, 1999, the Company is also currently subject to certain tax related risks. The Company is also subject to risks and uncertainties associated with the demands placed on the Company's capital and liquidity associated with its current capital structure. These risks and uncertainties set forth below could cause the Company's actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere.

THE COMPANY IS SUBJECT TO RISKS INHERENT IN THE CORRECTIONS AND DETENTION
INDUSTRY

General. As of March 15, 2001, the Company owned or managed 74 correctional and detention facilities with a total design capacity of approximately 67,000 beds in 22 states, the District of Columbia, Puerto Rico and the United Kingdom. Accordingly, the Company is subject to the operating risks generally inherent in the corrections and detention industry, including those set forth below.

The Company is Subject to the Short-term Nature of Government Contracts. Private prison managers typically enter into facility management contracts with government entities for terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. The contracting agency typically may also terminate a facility contract at any time without cause by giving the private prison manager written notice. The non-renewal or termination of any of these contracts could materially adversely affect the Company's financial condition, results of operation and liquidity, including the Company's ability to secure new facility management contracts from others.

There also exists the risk that a facility owned by the Company but not managed, may not be the subject of a contract between a private manager and a government entity while it is leased to a private prison manager since the Company's leases with its lessees generally extend for periods substantially longer than the contracts with government entities. Accordingly, if a private prison manager's contract with a government entity to operate a Company facility is terminated, or otherwise not renewed, or if such government entity is unable to supply a facility with a sufficient number of inmates, such event may adversely affect the ability of the contracting private prison manager to make the required rental or other payments to the Company.

The Company is Dependent on Government Appropriations. A private prison manager's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the management fee may be deferred or reduced. Any delays in payment, or the termination of a contract, could have an adverse effect on the Company's cash flow and financial condition.

Public Resistance to Privatization of Correctional and Detention Facilities Could Result in the Company's Inability to Obtain New Contracts or the Loss of Existing Contracts. The operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facility operations should only be conducted by governmental agencies. Moreover, negative publicity about an escape, riot or other disturbance at a privately managed facility may result in publicity adverse to the Company, and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for a private prison manager to renew or maintain existing contracts or to obtain new contracts or sites on which to operate new facilities or for the Company to develop or purchase facilities and lease them to government or private entities, any or all of which could have a material adverse effect on the Company's business.

The Company's Ability to Secure New Contracts to Develop and Manage Correctional and Detention Facilities Depends on Many Factors Outside the Control of the Company. The Company's growth is generally dependent upon the Company's ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors the Company cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. While the Company believes that governments will continue to privatize correctional and detention facilities, the Company believes the rapid growth experienced in the United States private corrections industry during the late 1980's and early 1990's is moderating. Certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require the Company to have sufficient capital resources to compete effectively. The Company may not be able to obtain these capital resources when needed. Additionally, the success of a private prison manager in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site.

Failure to Comply with Unique and Increased Governmental Regulation Could Result in Material Penalties or Non-Renewal or Termination of Facility Management Contracts. The industry in which the Company operates is subject to extensive federal, state and local regulations, including education, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the correctional industry, and the combination of regulations the Company faces is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. The Company's facilities are also subject to operational and financial audits by the governmental agencies with which the Company has contracts. The Company may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although the Company does not believe that existing legislation will have a material adverse effect on the Company, there can be no assurance that future legislation would not have such an effect.

THE COMPANY IS SUBJECT TO LITIGATION

Legal Proceedings Associated with Owning and Managing Correctional and Detention Facilities. The Company's ownership and management of correctional and detention facilities, and the provision of inmate transportation services, expose it to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility owned or managed by the Company. In addition, as an owner of real property, the Company may be subject to certain proceedings relating to personal injuries of persons at such facilities. Moreover, legal proceedings against private prison managers could have a material adverse effect on the Company's tenants, which could adversely affect their ability to make lease payments or the other required payments to the Company, or which could adversely affect the amounts of such payments. See "Legal Proceedings" for outstanding litigation against the Company associated with owning and managing correctional and detention facilities.

Legal Proceedings Associated with Corporate Operations. In addition to litigation associated with owning and managing correctional and detention facilities, the Company is also subject to litigation in the ordinary course of business. See "Legal Proceedings" for outstanding litigation against the Company associated with corporate operations.

THE COMPANY IS SUBJECT TO TAX RELATED RISKS

Prior to the 1999 Merger, Old CCA operated as a taxable subchapter C corporation for federal income tax purposes since its inception, and, therefore, generated accumulated earnings and profits (the "Accumulated Earnings and Profits") to the extent its taxable income, subject to certain adjustments, was not distributed to its shareholders. To preserve its ability to qualify as a REIT for the year ended December 31, 1999, the Company was required to distribute all of Old CCA's Accumulated Earnings and Profits before the end of 1999. If in the future the IRS makes adjustments increasing Old CCA's earnings and profits, the Company may be required to make additional distributions equal to the amount of the increase.

Under previous terms of the Company's charter, the Company was required to operate so as to preserve its ability to elect to be taxed as a REIT for the year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with Accumulated Earnings and Profits. For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. The Company met the above described distribution requirements by designating approximately $152.5 million of the total distributions in 1999 as distributions of its Accumulated Earnings and Profits. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95% of its taxable income for 1999. The Company believes that this distribution requirement has been substantially satisfied by its distribution of shares of the Company's Series B Preferred Stock. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code with respect to its taxable year ended December 31, 1999 could have a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

The Company's election of REIT status for its taxable year ended December 31, 1999 is subject to review by the IRS generally for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion disallowing the Company's dividends paid deduction, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, penalties and interest for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting audits of Old CCA's federal tax returns for the taxable years ended December 31, 1998 and 1997, and the Company's federal tax return for the taxable year ended December 31, 1999. The Company has received the IRS's preliminary findings related to the taxable year ended December 31, 1997 and is currently appealing those findings. The Company currently is unable to predict the ultimate outcome of the IRS's audits of Old CCA's 1998 and 1997 federal tax returns, the Company's 1999 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results could have a material adverse impact on the Company's financial position, results of operations and cash flows.

THE COMPANY IS SUBJECT TO RISKS INHERENT IN INVESTMENT IN REAL ESTATE PROPERTIES

The Company is Subject to General Real Estate Risks. Investments in correctional and detention facilities and any additional properties in which the Company may invest in the future are subject to risks typically associated with investments in real estate. Such risks include the possibility that the correctional and detention facilities, and any additional investment properties, will generate total rental rates lower than those anticipated or will yield returns lower than those available through investment in comparable real estate or other investments. Furthermore, equity investments in real estate are relatively illiquid and, therefore, the ability of the Company to vary its portfolio promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject the Company to risks involving potential exposure to environmental liability and uninsured loss. The operating costs of the Company may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although the Company maintains insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, the Company could lose both its capital invested in, and anticipated profits from, one or more of the facilities owned by the Company. Further, it is possible that the Company experience losses which exceed the limits of insurance coverage or for which the Company may be uninsured. See "Business -- Insurance."

The Company May be Unable to Sell Assets or Receive Sales Proceeds at Expected Levels. As of December 31, 2000, the Company was holding for sale numerous assets, including fifteen parcels of land, three correctional facilities leased to governmental agencies, one correctional facility leased to a private operator, and investments in two direct financing leases, with an aggregate book value of approximately $163.5 million. The Company may also elect to sell additional assets. The Company expects to use the net proceeds from such sales to repay outstanding indebtedness. The Company's ability to refinance or renew certain indebtedness could be adversely affected if the Company is not able to sell a sufficient number of assets, or if the proceeds received from such sales do not achieve expected levels. In March 2001, the Company sold a facility located in North Carolina for a net sales price of approximately $25 million. The net proceeds were used to pay-down the Amended Bank Credit Facility. In April 2001, the Company sold its interest in a facility located in Salford, England, for approximately $65.7 million through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company. The net proceeds were used to pay-down the Amended Bank Credit Facility.

Options to Purchase and Reversions Could Adversely Affect the Company's Investments. Eleven of the facilities currently owned or under development by the Company are or will be subject to an option to purchase by certain government agencies. Three of such facilities are held for sale as of December 31, 2000. If any of these options are exercised, there exists the risk that the Company will not recoup its full investment from the applicable facility or that it will be otherwise unable to invest the proceeds from the sale of the facility in one or more properties that yield as much revenue as the property acquired by the government entity. In addition, ownership of two of the facilities currently owned by the Company will, upon the expiration of a specified time period, revert to the respective government agency contracting with the Company. Also, one facility under development will have its ownership revert back to a government agency under its contract. See "Properties -- The Facilities" herein for a description of the terms and conditions of these options to purchase and reversions.

THE COMPANY IS SUBJECT TO REFINANCING RISK

A Significant Portion of the Company's Indebtedness Matures January 1, 2002. The Company's Amended Bank Credit Facility currently consists of a $400.0 million revolving loan which matures January 1, 2002, and $600.0 million in term loans which mature December 31, 2002. The Amended Bank Credit Facility bears interest at a floating rate calculated from either the current LIBOR rate or an applicable base rate, as may be elected by the Company. As a result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility: (i) any disposition of real estate assets; (ii) the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility; and (iii) the sale-leaseback of the Company's headquarters. The Company has satisfied the requirement with respect to the Agecroft transaction as discussed herein. Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility. The Company believes that it will be able to refinance or renew the Amended Bank Credit Facility upon maturity; however, there can be no assurance that the Company will be able to refinance or renew such indebtedness on commercially reasonable or any other terms. The Company does not have sufficient working capital to satisfy its obligations in the event the Company is unable to refinance or renew the Amended Bank Credit Facility upon maturity.

The Company is Restricted in its Ability to Incur Additional Debt. The Amended Bank Credit Facility also contains restrictions upon the Company's ability to incur additional debt and requires the Company to maintain certain specified financial ratios. These provisions may also restrict the Company's ability to obtain additional debt capital or limit its ability to engage in certain transactions. These restrictions may inhibit the Company's ability to fund capital expenditures or operating expenses when required. The incurrence of additional indebtedness, and the potential issuance of additional debt securities, may result in increased interest expense for the Company. Additionally, the incurrence of additional indebtedness may result in an increased risk of default, and increase the Company's exposure to the risks associated with debt financing and access to debt markets to fund future growth at an acceptable cost.

The Company's Indebtedness is Subject to a Risk of Cross-Default. Subject to the waivers and amendments discussed herein, the Company currently believes that it is in compliance with the financial and other covenants under its Amended Bank Credit Facility and under the terms of its other indebtedness. If the Company were to be in default under the Amended Bank Credit Facility, and if the senior lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's 12% senior notes or the Company's aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. The Company's 12% senior notes and the Company's $30.0 million convertible subordinated notes generally contain cross-default provisions which allow the holders of these notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations under the Amended Bank Credit Facility are accelerated. The Company's $40.0 million convertible subordinated notes contain a cross-default provision which allows the holders of the notes to accelerate this debt and seek remedies if the Company has a payment default under the Amended Bank Credit Facility or if the obligations thereunder are subject to acceleration (whether or not such obligations are actually accelerated). Moreover, the terms of the Amended Bank Credit Facility provide that the Company's obligations under the Amended Bank Credit Facility may be accelerated if the Company's obligations under the 12% senior notes or the Company's convertible subordinated notes are subject to acceleration or have been accelerated. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a significant portion of the Company's outstanding indebtedness.

Because Portions of the Company's Indebtedness Have Floating Rates, a General Increase in Interest Rates Will Adversely Affect Cash Flows. The Company's Amended Bank Credit Facility bears interest at a variable rate. To the extent the Company's exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect the Company's cash flows. In accordance with terms of the Amended Bank Credit Facility, the Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (i) $325.0 million through December 31, 2001 and (ii) $200.0 million through December 31, 2002. There can be no assurance that these interest rate protection provisions will be effective, or that once the interest rate protection agreement expires, the Company will enter into additional interest rate protection agreements.

FOREIGN OPERATIONS

The Company, through a wholly-owned subsidiary, has constructed the HMP Forrest Bank Prison, an 800 bed medium security facility located in Salford, England known as the Agecroft facility. The facility, which became operational in January 2000, is subject to a 25-year lease with Agecroft Prison Management, Ltd. ("APM"). This lease is accounted for as a direct financing lease, and was classified as held for sale as of December 31, 2000. APM is a special purpose entity acting as the contracting entity for a 25-year prison management contract with an agency of the U.K. government. APM is a joint venture of a wholly-owned subsidiary of the Company and Sodexho. APM is managing the operation of the prison for the U.K. government. As of December 31, 2000, the Company has a note receivable and certain other short-term receivables from APM denominated in British pounds. Additionally, the direct financing lease held for sale is also denominated in British pounds. Transaction gains and losses that arise from exchange rate fluctuations on these assets are included in the results of operations as incurred. On April 10, 2001, the Company sold its interest in the Agecroft facility, as previously described herein.

ITEM 2.        PROPERTIES.

GENERAL

At December 31, 2000, the Company owned 48 real estate properties in 16 states, the District of Columbia, Puerto Rico and the United Kingdom, with a total aggregate net book value of $1.8 billion, including six properties held for sale. On March 16, 2001, the Company sold one of these facilities. On April 10, 2001, the Company sold another of its facilities. Real estate properties include 44 correctional and detention facilities, two corporate office buildings and two correctional and detention facilities under construction. Each of the Company's owned facilities have been pledged to secure borrowings under the Company's existing bank credit facility. At December 31, 2000, the Company leased six facilities to government agencies and three facilities to private operators. The Company operates 35 facilities previously leased by the Operating Company.

THE FACILITIES

GENERAL

Information regarding each facility owned by the Company as of December 31, 2000 is set forth below, grouped by those facilities owned and managed by the Company, followed by those facilities owned and leased to other governmental and private operators. The Company owns two facilities under direct financing leases which are managed by the Company. Those two facilities are included in the table below with those facilities managed by the Company. The terms of the Company's leases and/or other contractual arrangements are described herein under "Business - Narrative Description of Business - Facilities."


 FACILITIES OWNED AND MANAGED BY THE COMPANY

  STATE                    CITY                                   FACILITY NAME
 ---------------------     --------------------    ---------------------------------------------

  Arizona                  Eloy                    Eloy Detention Center

                           Florence                Central Arizona Detention Center

                           Florence                Florence Correctional Center

  California               California City         California Correctional Center

                           San Diego               San Diego Correctional Facility (1)

  Colorado                 Burlington              Kit Carson Correctional Center

                           Las Animas              Bent County Correctional Facility

                           Walsenburg              Huerfano County Correctional Center (2)

  District of Columbia     Washington, D.C.        D.C. Correctional Treatment Facility (3) (4)

  Georgia                  Alamo                   Wheeler Correctional Facility (5)

  STATE                    CITY                                   FACILITY NAME
 ---------------------     ----------------------  ---------------------------------------------

                           Nicholls                Coffee Correctional Facility (5)

  Kansas                   Leavenworth             Leavenworth Detention Center

  Kentucky                 Beattyville             Lee Adjustment Center

                           St. Mary                Marion Adjustment Center

                           Wheelwright             Otter Creek Correctional Center

  Minnesota                Appleton                Prairie Correctional Facility

  Mississippi              Tutwiler                Tallahatchie County Correctional Facility
                                                   (6)

  Montana                  Shelby                  Crossroads Correctional Center (7)

  Nevada                   Las Vegas               Southern Nevada Women's Correctional
                                                   Facility

  New Mexico               Estancia                Torrance County Detention Facility

                           Grants                  New Mexico Women's Correctional Facility

                           Milan                   Cibola County Corrections Center

  Ohio                     Youngstown              Northeast Ohio Correctional Center

  Oklahoma                 Cushing                 Cimarron Correctional Facility (8)

                           Holdenville             Davis Correctional Facility (8)

                           Sayre                   North Fork Correctional Facility

                           Watonga                 Diamondback Correctional Facility

  Tennessee                Mason                   West Tennessee Detention Facility

                           Memphis                 Shelby Training Center (9)

                           Whiteville              Whiteville Correctional Facility

  Texas                    Bridgeport              Bridgeport Pre-Parole Transfer Facility

                           Eden                    Eden Detention Center

                           Houston                 Houston Processing Center

                           Laredo                  Laredo Processing Center

                           Laredo                  Webb County Detention Center

                           Mineral Wells           Mineral Wells Pre-Parole Transfer Facility

                           Taylor                  T. Don Hutto Correctional Center

 FACILITIES OWNED AND LEASED BY THE COMPANY

  DOMESTIC


  STATE                    CITY                                   FACILITY NAME
 ---------------------     ----------------------  ---------------------------------------------

  California               Live Oak                Leo Chesney Correctional Center (3)

  North Carolina           Bayboro                 Pamlico Correctional Facility (3) (10)

                           Spruce Pine             Mountain View Correctional Facility (3) (11)

  Ohio                     Cincinnati              Queensgate Correctional Facility (3)

  Texas                    Dallas                  Community Education Partners- Dallas
                                                     County - School  for Accelerated  Learning

                           Houston                 Community Education Partners- Southeast
                                                     Houston - School for Accelerated Learning

  INTERNATIONAL

  COUNTRY                  CITY                    FACILITY NAME
 ---------------------     ----------------------  ---------------------------------------------

  England                  Salford                 HMP Forrest Bank (Agecroft) (3) (11)

 ---------------------

(1) The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buyout all, or designated portions of, the premises at various times prior to the expiration of the term.
(2) The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the lease at a price determined by a formula set forth in the lease agreement.
(3)     Held for sale as of December 31, 2000.
(4) Ownership of the facility automatically reverts to the District of Columbia upon expiration of the lease term.
(5) The facility is subject to a purchase option held by the Georgia Department of Corrections (the "GDOC") which grants the GDOC the right to purchase the facility for the lesser of the facility's depreciated book value or fair market value at any time during the term of the management contract between the Company and the GDOC.
(6) The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the lease at a price determined by a formula set forth in the lease agreement.
(7) The State of Montana has an option to purchase the facility at fair market value generally at any time during the term of the management contract with the Company.
(8) The facility is subject to a purchase option held by the Oklahoma Department of Corrections (the "ODC") which grants the ODC the right to purchase the facility at its fair market value at any time.
(9) Upon the conclusion of the thirty-year lease between the Company and Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, (a) if the County terminates the lease without cause, the Company may purchase the property for $150,000;
        (b) if the State fails to fund the contract, then the Company may purchase the property for $150,000; (c) if the Company terminates the lease without cause, then the Company shall purchase the property for its fair market value as agreed to by the County and the Company; (d) if the Company breaches the lease contract, then the Company may purchase the property for its fair market value as agreed to by the County and the Company; and (e) if the County breaches the lease contract, then the Company may purchase the property for $150,000.
(10) The State of North Carolina has an option to purchase the facility at the end of the sixth year of the lease and at the end of each year of the lease thereafter at a purchase price equal to depreciated book value.
(11)    Sold subsequent to year-end.

FACILITIES UNDER CONSTRUCTION OR DEVELOPMENT

In addition to owning and/or managing the facilities listed in the preceding table, the Company is currently in the process of developing or constructing two facilities, for which no opening date has been established. Set forth below is a brief description of each of the facilities currently under development or construction by the Company.

McRae Correctional Facility. The McRae Correctional Facility is located on 70 acres in McRae, Georgia. The 297,550 square foot medium security facility has a design capacity of 1,524 beds and is substantially complete. Management is actively pursuing contracts to fill this facility.

Stewart County Detention Center. The Stewart County Detention Center is located in Stewart County, Georgia. The 297,550 square foot medium security facility will have a design capacity of 1,524. This project is approximately 75% complete. At this time, there are no plans to complete this project until demand for beds increases.

ITEM 3.        LEGAL PROCEEDINGS

COMPLETED PROCEEDINGS/LITIGATION AGAINST THE COMPANY AND ITS SUBSIDIARIES

During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers;
(v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the "global" settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the restructuring of the Company led by Fortress/Blackstone and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company will issue or pay to the plaintiffs in the actions: (i) an aggregate of
46.9 million shares of the Company's common stock; (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

It is expected that the promissory note will be due January 2, 2009, and will accrue interest at a rate of 8.0% per annum. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock meets or exceeds a "termination price" equal to $1.63 per share for fifteen consecutive trading days prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in excess of $0.49 per common share, based on the average trading price of the stock prior to the maturity of the note.

In 1997, Hardeman County Correctional Facilities Corporation, a non-profit corporation described in Revenue Ruling 63-20 ("HCCFC"), issued two series of correctional facilities revenue bonds in the total principal amount of approximately $72.7 million, the proceeds of which were used to construct a correctional facility in Hardeman County, Tennessee. The bonds were intended to be tax exempt. Old CCA was chosen as manager of the facility and, in connection therewith, entered into a debt services deficit agreement pursuant to which Old CCA agreed to pay the debt service on the bonds in the event, and to the extent, of any shortfall. The IRS examined the bonds in connection with its municipal bond audit program. By letter dated January 9, 2001, the IRS notified HCCFC that it closed the examination with no change to the position that interest received by the bondholders is exempt from federal income tax.

OUTSTANDING PROCEEDINGS/LITIGATION AGAINST THE COMPANY AND ITS SUBSIDIARIES

On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C. v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement by and among the parties related to a proposed restructuring of the Company led by Fortress/Blackstone. The complaint alleges that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asks for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief the court may deem appropriate. The Company is contesting this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgement interest and attorneys' fees. The Company's insurance carrier has indicated that it did not receive timely notice of these claims and, as a result, is currently contesting its coverage obligations in this suit. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. The Company is aware that six additional plaintiffs may file suit with respect to this matter. These suits claim unspecified compensatory and punitive damages, as well as certain costs provided for by statute. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys' fees. The Company is currently challenging this verdict with post-judgement motions, and a final judgement has not been entered in this case. The Company's insurance carrier has indicated to the Company that its coverage does not extend to punitive damages such as those awarded in Pacetti. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company's inmate transportation subsidiary, TransCor. The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. Discovery and case preparation are on-going. Both former employees are subject to pending criminal charges in Houston, Harris County, Texas. Plaintiff Schoenfeld has previously submitted a settlement demand exceeding $20.0 million. The Company, its wholly-owned subsidiary (the parent corporation of TransCor and successor by merger to Operating Company) and TransCor are defending this action vigorously. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. The Company's and TransCor's insurance carrier, however, has indicated that it did not receive proper notice of this claim, and as a result, may challenge its coverage of any resulting liability of TransCor. In addition, the insurance carrier asserts it will not be responsible for punitive damages. The Company and TransCor are currently contesting this issue with the carrier. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by the Company, such liability would have a material adverse effect upon the business or financial position of TransCor and, potentially, the Company and its other subsidiaries.

The Company has received an invoice dated, October 25, 2000, from Merrill Lynch for $8.1 million. Prior to their termination, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claims that the merger between Operating Company and the Company constitutes a "restructuring transaction," which Merrill Lynch further contends would trigger certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. The Company denies the validity of these claims. Merrill Lynch has not initiated legal action or threatened litigation. If Merrill Lynch initiated legal action on the basis of these claims, the Company would contest those claims. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. However, in the event Merrill Lynch were to prevail on its claims and the resulting liability were to be in excess of the amount accrued by the Company, such liability could have a material adverse effect upon the business or financial position of the Company.

With the exception of certain insurance contingencies discussed above, the Company believes it has adequate insurance coverage related to the litigation matters discussed. Should the Company's insurance carriers fail to provide adequate insurance coverage, the resolution of the matters discussed above could result in a material adverse effect on the business and financial position of the Company and its subsidiaries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on December 13, 2000. A total of 143,715,637 shares of the Company's common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy. At such meeting the following nine nominees for election as directors of the Company were elected without opposition, no nominee for director receiving less than 134,711,118 votes, or 93.7% of the shares represented at the meeting: William F. Andrews, John D. Ferguson, Jean-Pierre Cuny, Joseph V. Russell, Lucius E. Burch, III, John D. Correnti, C. Michael Jacobi, John R. Prann, Jr., and Henri L. Wedell. The stockholders also approved and/or ratified the following proposals presented to them pursuant to the vote totals indicated next to each item:

                                                                             VOTE (# OF SHARES)
                                                           ----------------------------------------------------
PROPOSAL                                                         FOR             AGAINST          ABSTAINED
                                                           ----------------    -------------   ----------------
Approval of an amendment to the Company's charter to
effect a reverse stock split of the Company's common
stock at a ratio to be determined in the discretion of
the Board of Directors of the Company, provided that
such ratio shall not be less than one-for-ten and shall
not exceed one-for-twenty, and to effect a related
reduction of the stated capital of the Company.               136,706,697        6,659,266           348,564


Approval of an amendment to the Company's 1997
Employee Share Incentive Plan and the adoption
of the Company's 2000 Stock Incentive Plan.                    82,449,474       19,916,917         1,704,852

Ratification of the action of the Board of
Directors in selecting the firm of Arthur
Andersen LLP to be the independent auditors of
the Company for the fiscal year ending December
31, 2000.                                                     137,360,500        1,516,060         4,838,070

The Company will hold its 2001 Annual Meeting of Stockholders on May 22, 2001. At the 2001 Annual Meeting, the Company's common stockholders of record on April 16, 2001 will be asked to elect nine directors to serve on the Company's board of directors and to ratify the board of directors' appointment of the Company's independent auditors for the year ended December 31, 2001. It is anticipated that the Company will file definitive proxy materials with the Commission and distribute such materials to the holders of its common stock on or before April 30, 2001 in connection with the 2001 Annual Meeting.

ITEM 4A.      EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The Company's board of directors has determined that the following officers are executive officers of the Company within the meaning of Rule 3b-7 under the Securities Exchange Act:

        President, Chief Executive Officer and Vice Chairman of the Board of Directors - John D. Ferguson, age 55, has held this position since August 2000. Prior to joining the Company, Mr. Ferguson served as the commissioner of finance for the State of Tennessee from June 1996 to July 2000. As commissioner of finance, Mr. Ferguson served as the state's chief corporate officer and was responsible for directing the preparation and implementation of the State's $17.2 billion budget. From 1990 to February 1995, Mr. Ferguson served as the chairman and chief executive officer of Community Bancshares, Inc., the parent corporation of The Community Bank of Germantown (Tennessee). Mr. Ferguson is a former member of the State of Tennessee Board of Education and served on the Governor's Commission on Practical Government for the State of Tennessee. Mr. Ferguson graduated from Mississippi State University in 1967.

        Executive Vice President and Chief Operating Officer - J. Michael Quinlan, age 59, has held this position since August 2000. Mr. Quinlan served as the president of the Company from December 1999 to August 2000 and as the president and chief operating officer of Operating Company and as a member of Operating Company's board of directors from June 1999 through the completion of the Restructuring. From January 1999 until May 1999, Mr. Quinlan served as a member of the board of directors of the Company and as vice-chairman of the Company's board of directors. Prior to the completion of the 1999 Merger, Mr. Quinlan served as a member of the board of trustees and as chief executive officer of Old Prison Realty. From July 1987 to December 1992, Mr. Quinlan served as the director of the Federal Bureau of Prisons. In such capacity, Mr. Quinlan was responsible for the total operations and administration of a federal agency with an annual budget of more than $2 billion, more than 26,000 employees and 75 facilities. In 1988, Mr. Quinlan received the Presidential Distinguished Rank Award, which is the highest award given by the United States government to civil servants for service to the United States. In 1992, he received the National Public Service Award of the National Academy of Public Administration and the American Society of Public Administration, awarded annually to the top three public administrators in the United States. Mr. Quinlan is a 1963 graduate of Fairfield University with a B.S.S. in History, and he received a J.D. from Fordham University Law School in 1966. He also received an L.L.M. from the George Washington University School of Law in 1970.

        Executive Vice President and Chief Financial Officer - Irving E. Lingo, Jr. age 49, has held this position since December 2000. Prior to joining the Company, Mr. Lingo was chief financial officer for Bradley Real Estate, Inc., a NYSE listed REIT headquartered in Chicago, Illinois, where he was responsible for financial accounting and reporting, including SEC compliance, capital markets, and mergers and acquisitions. Prior to joining Bradley Real Estate, Mr. Lingo held positions as chief financial officer, chief operating officer and vice president, finance for several public and private companies, including Lingerfelt Industrial Properties, CSX Corporation, and Goodman Segar Hogan, Inc. In addition, he was previously an audit manager at Ernst & Young LLP. Mr. Lingo graduated summa cum laude from Old Dominion University where he received a Bachelor of Science degree in Business Administration.

        Executive Vice President and Chief Development Officer - William T. Baylor, age 48, has held this position since January 2001. Prior to joining the Company, Mr. Baylor served as government sales manager for Herman Miller for Healthcare in Nashville, Tennessee. In that role, he managed the company's relationship with 372 medical centers and more than 1,500 clinics within the federal government. From 1995 to 1999, he served as national accounts sales team leader for Milcare, the largest privately owned hospital group in the nation. Prior to joining Milcare in 1985, Mr. Baylor served as district manager for Cheeseborough Ponds' Hospital Products Division in New Orleans, Louisiana. Mr. Baylor is a Lieutenant Colonel in the U.S. Army Reserve with 25 years of command experience in professional development, organizational planning, and human resources. He graduated from the University of Tennessee at Knoxville in 1975 with a Bachelor of Science degree in Marketing and Transportation.

        General Counsel - Gus Puryear, age 32, has held this position since January 2001. Prior to joining the Company, Mr. Puryear served as legislative director and counsel for U.S. Senator Bill Frist, where he worked on legislation and other policy matters. During that time, he also served as a debate advisor to Vice President Richard B. Cheney. In addition, Mr. Puryear worked as counsel on the special investigation of campaign finance abuses during the 1996 elections conducted by the U.S. Senate Committee on Governmental Affairs, which was chaired by U.S. Senator Fred Thompson. Prior to his career on Capitol Hill, Mr. Puryear practiced law with Farris, Warfield & Kanaday, PLC in Nashville in the commercial litigation section. Mr. Puryear was also a law clerk for the Honorable Rhesa Hawkins Barksdale, U.S. Circuit Judge for the Fifth Circuit in Jackson, Mississippi. Mr. Puryear graduated from Emory University with a major in Political Science in 1990 and received his J.D. from the University of North Carolina in 1993.

        Vice President, Finance - David M. Garfinkle, age 33, has held this position since February 2001. Prior to joining the Company, Mr. Garfinkle was the vice president and controller for Bradley Real Estate, Inc. since 1996. Prior to joining Bradley Real Estate, Mr. Garfinkle was a senior audit manager at KPMG Peat Marwick LLP. Mr. Garfinkle graduated summa cum laude from St. Bonaventure University in 1989 with a B.B.A. degree.

        Vice President, Treasurer - Todd Mullenger, age 42, has held this position since January 2001, after serving as the vice president, finance since August 2000. Mr. Mullenger served as the vice president of finance of Old CCA from August 1998 until the completion of the 1999 Merger. Mr. Mullenger also served as vice president, finance of Operating Company from January 1, 1999 through the completion of the Restructuring. From September 1996 to July 1998, Mr. Mullenger served as assistant vice president-finance of Service Merchandise Company, Inc., a publicly traded retailer headquartered in Nashville, Tennessee. Prior to September 1996, Mr. Mullenger served as an audit manager with Arthur Andersen LLP. Mr. Mullenger graduated from the University of Iowa in 1981 with a B.B.A. degree. He also received an M.B.A. from Middle State Tennessee State University.

CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS

GENERAL

The Company's Charter provides that the Board of Directors shall consist of the number of directors determined from time to time by resolution of the Board of Directors, in accordance with the Company's Bylaws, provided that the number of directors may be no less than the minimum number required by Maryland law. By resolution of the Board of Directors, the Company's Board of Directors currently consists of the nine directors identified below. The Company's Charter does not divide the directors into classes. Accordingly, under Maryland law, all directors are to be elected annually, at the Company's annual meeting of stockholders, for a one-year term and until the next annual meeting of stockholders. The Company's Charter also requires that at least two members of the Board of Directors must be "independent directors." For purposes of the Company's Charter, an "independent director" is defined to be an individual who:
(i) is not an officer or employee of the Company; (ii) is not the beneficial owner of more than 5% of any class of equity securities of the Company or an officer, employee or "affiliate" of such security holder, as defined under federal securities laws; or (iii) does not have an economic relationship with the Company that requires disclosure under federal securities laws. Under the terms of a series of definitive agreements relating to the settlement of all outstanding stockholder litigation against the Company, a majority of the Company's Board of Directors must be comprised of independent directors.

The Company's Board of Directors currently consists of the following nine directors: William F. Andrews, Chairman, John D. Ferguson, Vice-Chairman, Lucius
E. Burch, III, John D. Correnti, Jean-Pierre Cuny, C. Michael Jacobi, John R. Prann, Jr., Joseph V. Russell and Henri L. Wedell. Each of these directors was elected at the Company's 2000 annual meeting of stockholders, which was held on December 13, 2000.

Information regarding each director, with the exception of John D. Ferguson, is set forth below. Directors' ages are given as of the date of this Annual Report.

William F. Andrews, age 69, currently serves as a director of the Company and as the chairman of the board of directors, positions he has held since August 2000. Mr. Andrews also serves as a member of the executive committee of the board of directors. Mr. Andrews has been a principal of Kohlberg & Company, a private equity firm specializing in middle market investing, since 1995. Mr. Andrews served as a director of JJFMSI from its formation in 1998 to July 2000 and served as a member of the board of directors of Old CCA from 1986 to May 1998. Mr. Andrews has served as the chairman of Scovill Fasteners Inc., a manufacturing company, from 1995 to present and has served as the chairman of Northwestern Steel and Wire Company, a manufacturing company, from 1998 to present. From 1995 to 1998, he served as chairman of Schrader-Bridgeport International, Inc. From January 1992 through December 1994, he was chairman, president and chief executive officer of Amdura Corporation and chairman of Utica Corporation, both of which are manufacturing companies. From April 1990 through January 1992, Mr. Andrews served as the president and chief executive officer of UNR Industries, Inc., a diversified steel processor. From September 1989 to March 1990, Mr. Andrews was president of Massey Investment Company, a private investment company. Mr. Andrews serves as chairman of the board of directors of Northwestern Steel and Wire Company and as a director of Johnson Controls Inc., Katy Industries, Inc., Black Box Corporation, Trex Corporation and Navistar International Corporation. Mr. Andrews is a graduate of the University of Maryland and received a Masters of Business Administration from Seton Hall University.

Lucius E. Burch, III, age 59, currently serves as an independent director of the Company and as a member of the audit committee of the board of directors of the Company, positions he has held since December 2000. Mr. Burch also serves as a member of the executive committee of the board of directors of the Company. Mr. Burch currently serves as chairman and chief executive officer of Burch Investment Group, a private venture capital firm located in Nashville, Tennessee, formerly known as Massey Burch Investment Group, Inc., a position he has held since October 1989. Mr. Burch served as a member of the board of directors of Old CCA from May 1998 through the completion of the 1999 Merger, and as the chairman of the board of directors of Operating Company from January 1999 through the completion of the Restructuring. Mr. Burch currently serves on the board of directors of Capital Management, Innovative Solutions in Healthcare, MCT and United Asset Coverage, Inc Mr. Burch graduated from the University of North Carolina where he received a B.A. degree in 1963.

John D. Correnti, age 53, currently serves as an independent director of the Company and as a member of the compensation committee of the board of directors of the Company, positions he has held since December 2000. Mr. Correnti currently serves as the chairman of the board of directors and as the chief executive officer of Birmingham Steel Corporation, a publicly-traded steel manufacturing company. Mr. Correnti has held these positions since December 1999. Mr. Correnti served as the president, chief executive officer and vice chairman of Nucor Corporation, a mini mill manufacturer of steel products, from 1996 to 1999 and as its president and chief operating officer from 1991 to 1996. Mr. Correnti also serves as a director of Harnishchfeger Industries and Navistar International Corporation. Mr. Correnti holds a B.S. degree in civil engineering from Clarkson University.

Jean-Pierre Cuny, age 46, currently serves as a director of the Company, a position he has held since the merger of Old Prison Realty with and into the Company on January 1, 1999. Mr. Cuny also previously served as a director of Operating Company prior to the completion of the Restructuring and as a director of Old CCA prior to the 1999 Merger. Mr. Cuny serves as the senior vice president of The Sodexho Group, a French-based, leading supplier of catering and various other services to institutions and an affiliate of Sodexho Alliance, S.A. ("Sodexho"). From February 1982 to June 1987, he served as vice president in charge of development for the Aluminum Semi-Fabricated Productions Division of Pechiney, a diversified integrated producer of aluminum and other materials. Mr. Cuny graduated from Ecole Polytechnique in Paris in 1977 and from Stanford University Engineering School in 1978.

C. Michael Jacobi, age 59, currently serves as an independent director of the Company and as the chairman of the audit committee of the board of directors of the Company, positions he has held since December 2000. Mr. Jacobi currently serves as a member of the board of directors of Webster Financial Corporation, a publicly-held bank with approximately $12.0 billion in assets headquartered in Waterbury, Connecticut. Mr. Jacobi also currently serves as chairman of the board of directors of Innotek, Inc., a privately-held company located in Garrett, Indiana engaged in the manufacture of electronic pet containment systems. Mr. Jacobi served as the president and chief executive officer of Timex Corporation from December 1993 to August 1999 and as a member of its board of directors from 1992 to 2000. Prior to 1993, Mr. Jacobi held several senior positions in finance, manufacturing, marketing and sales with Timex. Mr. Jacobi also has served as the chairman of the board of directors of Timex Watches Limited, a publicly-held company based in Bombay, India, and as the chairman and chief executive officer of Beepware Paging Products, L.L.C., a company jointly owned by Timex Corporation and Motorola. Mr. Jacobi is a certified public accountant and holds a B.S. degree from the University of Connecticut.

John R. Prann, Jr., age 50, currently serves as an independent director of the Company and as a member of the compensation committee of the board of directors of the Company, positions he has held since December 2000. Mr. Prann served as the president and chief executive officer of Katy Industries, Inc. ("Katy"), a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines, from 1993 to February 2001. From 1991 to 1995, Mr. Prann served as the president and chief executive officer of CRL, Inc., an equity and real estate investment company which held a 25% interest in Katy. From 1990 to 1991, Mr. Prann served as the president and chief executive officer of Profile Gear Corporation, and from 1988 through 1990 Mr. Prann served as a partner with the accounting firm of Deloitte & Touche. Mr. Prann graduated from the University of California, Riverside in 1974 and obtained his M.B.A. from the University of Chicago in 1979.

Joseph V. Russell, age 60, currently serves as an independent director of the Company, a position he has held since the 1999 Merger. Mr. Russell also serves as the chairman of the compensation committee of the board of directors of the Company and as a member of the executive committee of the board of directors of the Company. Prior to the 1999 Merger, Mr. Russell served as an independent trustee of Old Prison Realty. Mr. Russell is the president and chief financial officer of Elan-Polo, Inc., a Nashville-based, privately-held, world-wide producer and distributor of footwear. Mr. Russell is also the vice president of and a principal in RCR Building Corporation, a Nashville-based, privately-held builder and developer of commercial and industrial properties. He also serves on the boards of directors of Community Care Corp., the Footwear Distributors of America Association and US Auto Insurance Company. Mr. Russell graduated from the University of Tennessee in 1963 with a B.S. in Finance.

Henri L. Wedell, age 59, currently serves as an independent director of the Company and as a member of the audit committee of the board of directors of the Company, positions he has held since December 2000. Mr. Wedell currently is a private investor in Memphis, Tennessee and also serves on the Board of Equalization of Shelby County, Tennessee. Prior to Mr. Wedell's retirement in 1999, he served as the senior vice president of sales of The Robinson Humphrey Co., a wholly owned subsidiary of Smith-Barney, Inc., an investment banking company with which he was employed for over 24 years. From 1990 to 1996, he served as a member of the board of directors of Community Bancshares, Inc., the parent corporation to The Community Bank of Germantown. Mr. Wedell graduated from the Tulane University Business School, where he received a B.B.A. in 1963.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON CAPITAL STOCK

The Common Stock is traded on the NYSE under the symbol "CXW," the Series A Preferred Stock is traded on the NYSE under the symbol "CXW PrA," and the Series B Preferred Stock is traded on the NYSE under the symbol "CXW PrB." On March 30, 2001, the last reported sale price per share of Common Stock was $0.80 and there were 1,466 registered holders and approximately 25,000 beneficial holders, respectively, of Common Stock.

The Common Stock and Series A Preferred Stock began trading on the NYSE on January 4, 1999, under the symbol "PZN" and "PZN PrA," respectively, the first trading day following completion of the 1999 Merger. The Series B Preferred Stock began trading on the NYSE September 13, 2000. The following table sets forth, for the fiscal quarters indicated, (i) the range of high and low sales prices of the Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock on the NYSE, and (ii) the amount of cash distributions or dividends paid per share:

COMMON STOCK

                                                        SALES PRICE               PER SHARE CASH
                                                ----------------------------
                                                   HIGH             LOW            DISTRIBUTION
                                                ------------    ------------    --------------------
FISCAL YEAR 2000
  First Quarter                                  $     6.25      $     2.75        $       0.00
  Second Quarter                                 $     4.00      $     2.00        $       0.00
  Third Quarter                                  $     3.25      $     0.63        $       0.00
  Fourth Quarter                                 $     1.19      $     0.19        $       0.00

FISCAL YEAR 1999
  First Quarter                                  $    24.38      $    16.63        $       0.60
  Second Quarter                                 $    22.38      $     9.25        $       0.60
  Third Quarter                                  $    14.18      $     9.00        $       0.60
  Fourth Quarter                                 $    11.69      $     4.50        $       0.00

SERIES A PREFERRED STOCK

                                                        SALES PRICE               PER SHARE CASH
                                                ----------------------------
                                                   HIGH             LOW            DISTRIBUTION
                                                ------------    ------------    --------------------
FISCAL YEAR 2000
  First Quarter                                  $    14.00      $     8.44        $       0.50
  Second Quarter                                 $    11.88      $     8.00        $       0.00
  Third Quarter                                  $     8.50      $     5.81        $       0.00
  Fourth Quarter                                 $     7.31      $     2.88        $       0.00

FISCAL YEAR 1999
  First Quarter                                  $    20.63      $    17.38        $       0.50
  Second Quarter                                 $    19.00      $    14.00        $       0.50
  Third Quarter                                  $    16.19      $    14.56        $       0.50
  Fourth Quarter                                 $    15.75      $    12.06        $       0.50

SERIES B PREFERRED STOCK

                                                        SALES PRICE               PER SHARE CASH
                                                ----------------------------
                                                   HIGH             LOW            DISTRIBUTION
                                                ------------    ------------    --------------------
FISCAL YEAR 2000
  Third Quarter                                  $    23.00      $    15.00        $       0.00
  Fourth Quarter                                 $    18.75      $     6.00        $       0.00

Pursuant to the terms of the Amended Bank Credit Facility, the Company is restricted from declaring or paying cash dividends with respect to outstanding shares of its common stock. Moreover, even if such restriction is ultimately removed, the Company does not intend to pay dividends with respect to shares of its common stock in the future.

The Company's board of directors has not declared a dividend on the Series A Preferred Stock since the first quarter of 2000. In connection with the June 2000 Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000 have been accrued as of December 31, 2000. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

On September 22, 2000, the Company issued approximately 5.9 million shares of its Series B Preferred Stock in order to satisfy its remaining 1999 REIT distribution requirement. The distribution was made to the Company's common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company's Common Stock held on the record date. The Company paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock. On November 13, 2000, the Company issued approximately 1.6 million additional shares of Series B Preferred Stock in furtherance of meeting its 1999 REIT distribution requirements. This distribution was made to the Company's common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company's Common Stock held on the record date. The Company also paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock in the second distribution.

The shares of Series B Preferred Stock issued by the Company provide for cumulative dividends payable at a rate of 12% per year of the stock's stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company's 12.0% senior notes, due 2006.

On December 13, 2000, the Company's stockholders approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of not less than one-for-ten and not to exceed one-for-twenty. The reverse stock split is expected to encourage greater interest in the Company's common stock by the financial community and the investing public, and is expected to satisfy a condition of continued listing of the common stock on the NYSE. The Company currently expects to complete the reverse stock split during the second quarter of 2001.

SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

SALE OF UNREGISTERED SECURITIES

The following description sets forth sales or other issuances of unregistered securities by the Company and Old CCA, its predecessor by merger, within the past three years. Old Prison Realty, predecessor by merger to the Company, did not issue unregistered securities during the period from January 1, 1998 until completion of the 1999 Merger. Unless otherwise indicated, all securities were issued and sold in private placements pursuant to the exemption from the registration requirements of the Securities Act, contained in Section 4(2) of the Securities Act. No underwriters were engaged in connection with the issuances of securities described below. All references in this description to issuances of shares of Old CCA common stock prior to completion of the 1999 Merger are reflected on an as-converted basis. In the 1999 Merger, each outstanding share of Old CCA common stock was converted into the right to receive 0.875 share of the Company's Common Stock, pursuant to an effective Registration Statement on Form S-4 (Reg. no. 333-65017), filed with the Commission on September 30, 1998 and declared effective by the Commission on October 16, 1998 (the "Registration Statement on Form S-4").

OLD CCA

On October 15, 1998, Old CCA issued 43,750 shares of Old CCA common stock to a director, in consideration of a purchase price of $756,250 paid to Old CCA. These shares were purchased pursuant to an agreement between Old CCA and the director, and such sale received prior approval by the board of directors of Old CCA.

On September 18, 1998, Old CCA exercised its right, pursuant to the terms of an exchange agreement, dated as of October 2, 1997, by and between Old CCA, American Corrections Transport, Inc. ("ACT") and the majority stockholders of ACT (the "Exchange Agreement"), to convert all outstanding shares of Old CCA series B convertible preferred stock, $1.00 par value per share (the "Old CCA Preferred Stock"), previously issued to the stockholders of ACT into shares of Old CCA common stock. On October 2, 1998, Old CCA converted each outstanding share of Old CCA Preferred Stock into 1.94 shares of Old CCA common stock. As a result of this conversion, Old CCA issued an aggregate of 639,030 shares of Old CCA common stock, including 322,432 shares of Old CCA common stock to be held in escrow, without registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. The Company received no cash proceeds from the exchange of the Old CCA Preferred Stock.

THE COMPANY

Initial Shares of Common Stock. The Company was formed as a Maryland corporation in September 1998, with one stockholder being issued 100 shares of common stock in consideration of $1,000. Upon completion of the 1999 Merger, these shares of the Company's Common Stock were repurchased by the Company.

Sodexho Convertible Subordinated Notes. In connection with the 1999 Merger, the Company assumed: (i) the $7.0 million 8.5% convertible subordinated notes, due November 7, 1999, originally issued to Sodexho by Old CCA on June 23, 1994 (the "1994 Sodexho Convertible Notes"), which, upon assumption, were convertible into 1,709,699 shares of the Company's Common Stock at a conversion price of $4.09 per share; and (ii) the $20.0 million 7.5% convertible subordinated notes, due April 5, 2002, originally issued to Sodexho by Old CCA on April 5, 1996 (the "1996 Sodexho Convertible Notes"), which, upon assumption, were convertible into 701,135 shares of the Company's Common Stock at a conversion price of $28.53 per share. The Company also assumed Old CCA's obligations under a forward contract between Old CCA and Sodexho (the "Sodexho Forward Contract"), in which Old CCA had agreed to sell to Sodexho up to $20.0 million of convertible subordinated notes, bearing interest at LIBOR plus 1.35%, at any time prior to December 1999 (the "Sodexho Floating Rate Convertible Notes"), which, upon assumption, were convertible into 2,564,103 shares of the Company's Common Stock at a conversion price of $7.80 per share. The Company received no cash proceeds from the assumption of these notes and the assumption of Old CCA's obligations under the Sodexho Forward Contract.

On March 8, 1999, the Company, in satisfaction of its obligations under the Sodexho Forward Contract, issued $20.0 million in Sodexho Floating Rate Convertible Notes, due March 8, 2004, in consideration of cash proceeds of $20.0 million. Immediately after issuance of the Sodexho Floating Rate Convertible Notes, the Company, pursuant to Sodexho's exercise of its conversion option, converted the 1994 Sodexho Convertible Notes, the 1996 Sodexho Convertible Notes and the Sodexho Floating Rate Convertible Notes into an aggregate of 4,974,937 shares of the Company's Common Stock. The Company received no proceeds from the issuance of these shares of the Company's Common Stock to Sodexho.

MDP Convertible Subordinated Notes. Pursuant to the terms of a note purchase agreement, dated as of December 31, 1998, by and between the Company and MDP, the Company issued the $40.0 Million Convertible Subordinated Notes. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds to the Company of $40.0 million. See "Business--Capital Structure Changes" for a description of the conversion rate applicable to the $40.0 Million Convertible Subordinated Notes.

In connection with the waiver and amendment to the note purchase agreement governing the $40.0 Million Convertible Subordinated Notes, on June 30, 2000 the Company also issued, on a pro-rata basis to the holders of the $40.0 Million Convertible Subordinated Notes, additional convertible subordinated notes in the aggregate principal amount of $1.1 million, which amount represented all accrued but unpaid interest upon the $40.0 Million Convertible Subordinated Notes, at an applicable default rate of interest, through June 30, 2000. The terms of these additional notes, including the interest rate and the maturity date of such notes, are substantially similar to the terms of the $40.0 Million Convertible Subordinated Notes.

PMI Convertible Notes. Pursuant to the terms of the note purchase agreement, dated as of December 31, 1998, by and between the Company and PMI, the Company issued the $30.0 Million Convertible Subordinated Notes which replaced a convertible subordinated note previously issued by Old CCA on February 29, 1996. The Company received no cash proceeds from the issuance of the $30.0 Million Convertible Subordinated Notes. See "Business--Capital Structure Changes" for a description of the conversion ratio applicable to the $30.0 Million Convertible Subordinated Notes.

Issuance and Conversion of Series B Preferred Stock. On September 22, 2000, the Company issued an aggregate of approximately 5.9 million shares of its Series B Preferred Stock as a taxable dividend, exempt from registration under the Securities Act, on shares of its Common Stock in connection with the Company's election to be taxed as a REIT for federal income tax purposes with respect to its 1999 taxable year. On November 13, 2000, the Company issued an additional
1.6 million shares of its Series B Preferred Stock as a taxable dividend, exempt from registration under the Securities Act, in further satisfaction of its 1999 REIT distribution requirements. An aggregate of 4.2 million shares of Series B Preferred Stock were converted into approximately 95.0 million shares of the Company's Common Stock during the following two conversion periods: (i) October 2, 2000 through October 12, 2000; and (ii) December 7, 2000 through December 20, 2000. In addition, pursuant to the terms of the Series B Preferred Stock, on January 2, 2001 the Company issued an aggregate of approximately 0.1 million shares of Series B Preferred Stock as a paid-in-kind dividend on outstanding shares of Series B Preferred Stock with respect to the fourth quarter of 2000. The Company will also issue an additional 0.1 million shares of Series B Preferred Stock on April 2, 2001 as a paid-in-kind dividend on outstanding shares of Series B Preferred Stock with respect to the first quarter of 2001.

Assumption of Operating Company Warrants. As a result of the Restructuring, effective October 1, 2000 the Company assumed the obligation of Operating Company to issue shares of Operating

Company's Class A common stock upon the exercise of certain common stock purchase warrants, dated as of December 31, 1998, previously issued by Operating Company. As a result of this assumption, the Company became obligated to issue, upon exercise of the warrants, an aggregate of: (i) approximately 0.5 million shares of the Company's Common Stock to G.E. Capital Corporation and (ii) an aggregate of approximately 0.3 million shares of the Company's Common Stock to Bank of America. The warrants, which have an exercise price of $3.33 per share, expire December 31, 2008.

Service Company Mergers. Effective December 1, 2000, the Company completed a series of mergers with each of PMSI and JJFMSI (the "Service Company Mergers"). Pursuant to the terms of an agreement and plan of merger, dated as of November 17, 2000, by and among the Company, its wholly-owned subsidiary, and each of PMSI and JJFMSI, PMSI and JJFMSI merged with and into the wholly-owned subsidiary. The Company issued an aggregate of 2.9 million shares of its Common Stock to the employee shareholders of PMSI and JJFMSI at the time of the completion of the Service Company Mergers.

Issuances to Directors. On January 6, 1999, the Company issued a total of 1,410 shares of Common Stock to eight non-employee directors of the Company. These shares were issued to these directors in satisfaction of Old Prison Realty's obligations under the Old Prison Realty Non-Employee Trustees' Compensation Plan, under which these individuals, previously trustees of Old Prison Realty, opted to receive Old Prison Realty common shares in lieu of certain trustees' fees. On January 29, 1999, the Company issued approximately 0.1 million shares of Common Stock to a former director of Old CCA in satisfaction of its obligations under the Old CCA Non-Employee Directors' Stock Option Plan, which was assumed by the Company in the Merger. In addition, on October 2, 2000, the Company issued 31,111 shares of Common Stock to a director of the Company in connection with such director's service on the Special Committee of the Company's Board of Directors. These shares of Common Stock were valued based on market prices of the Common Stock on the NYSE. The Company received no cash proceeds from the issuance of these shares of Common Stock.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

A description of the initial registration statement filed under the Securities Act by the Company, and a description of the application of the proceeds from the issuance of registered securities pursuant to such registration statement, is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File no. 0-25245), as filed with the Commission on March 30, 2000.

ITEM 6.        SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2000, were derived from the audited consolidated financial statements of the Company and its predecessors and the related notes thereto included elsewhere in this Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the factors that affect the comparability of the following financial data.

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                        (FORMERLY PRISON REALTY, INC.)
                  SELECTED HISTORICAL FINANCIAL INFORMATION
                    (in thousands, except per share data)

                                                               YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------
STATEMENT OF OPERATIONS:                    2000           1999           1998          1997          1996
                                        -------------   -----------    -----------    ----------    ----------

Revenue                                 $   310,278     $ 278,833      $  662,059     $ 462,249     $ 292,513
                                        -------------   -----------    -----------    ----------    ----------

Expenses:
  Operating                                 214,872             -         496,522       330,470       211,208
  General and administrative                 21,241        24,125          28,628        16,025        12,607
  Lease                                       2,443             -          58,018        18,684         2,786
  Depreciation and amortization              59,799        44,062          14,363        13,378        11,339
  Licensing fees to Operating Company           501             -               -             -             -
  Administrative service fee to
    Operating Company                           900             -               -             -             -
  Write-off of amounts under lease
    arrangements                             11,920        65,677               -             -             -
  Impairment losses                         527,919        76,433               -             -             -
  Old CCA compensation charge                     -             -          22,850             -             -
                                        -------------   -----------    -----------    ----------    ----------

                                            839,595       210,297         620,381       378,557       237,940
                                        -------------   -----------    -----------    ----------    ----------

Operating income (loss)                    (529,317)       68,536          41,678        83,692        54,573

Equity (earnings) loss and
  amortization of deferred
  gain                                       11,638        (3,608)              -             -             -
Interest expense (income), net              131,545        45,036          (2,770)       (3,404)        4,224
Other income                                 (3,099)            -               -             -             -
Strategic investor fees                      24,222             -               -             -             -
Unrealized foreign currency
  transaction loss                            8,147             -               -             -             -
Loss on sales of assets                       1,733         1,995               -             -             -
Stockholder litigation settlements           75,406             -               -             -             -
Write-off of loan costs                           -        14,567           2,043             -             -
                                        -------------   -----------    -----------    ----------    ----------

Income (loss) before income taxes,
  minority interest and cumulative
  effect of accounting change              (778,909)       10,546          42,405        87,096        50,349
(Provision) benefit for income taxes         48,002       (83,200)        (15,424)      (33,141)      (19,469)
                                        -------------   -----------    -----------    ----------    ----------
Income (loss) before minority
  interest and cumulative effect of
  accounting change                        (730,907)      (72,654)         26,981        53,955        30,880

Minority interest in net loss of
  PMSI and JJFMSI                               125             -               -             -             -
                                        -------------   -----------    -----------    ----------    ----------

Income (loss) before cumulative
  effect of accounting change              (730,782)      (72,654)         26,981        53,955        30,880
Cumulative effect of accounting
  change, net of taxes                            -             -         (16,145)            -             -
                                        -------------   -----------    -----------    ----------    ----------

Net income (loss)                          (730,782)      (72,654)         10,836        53,955        30,880
  Distributions to preferred
    stockholders                            (13,526)       (8,600)              -             -             -
                                        -------------   -----------    -----------    ----------    ----------

Net income (loss) available to common
  stockholders                          $  (744,308)    $ (81,254)     $   10,836     $  53,955     $  30,880
                                        =============   ===========    ===========    ==========    ==========


                                   (continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                         (FORMERLY PRISON REALTY, INC.)
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                      (in thousands, except per share data)
                                   (continued)


                                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                   2000           1999           1998          1997          1996
                                               -------------   -----------    -----------    ----------    ----------
Basic net income (loss) available to common
  stockholders per common share:

  Before cumulative effect of accounting
     change                                    $       (5.67)  $     (0.71)   $      0.38    $     0.80    $     0.49
  Cumulative effect of accounting change                   -             -          (0.23)            -             -
                                               -------------   -----------    -----------    ----------    ----------


                                               $       (5.67)  $     (0.71)   $      0.15    $     0.80    $     0.49
                                               =============   ===========    ===========    ==========    ==========

Diluted net income (loss) available to common
  stockholders per common share:
  Before cumulative effect of accounting
     change                                    $       (5.67)  $     (0.71)   $      0.34    $     0.69    $     0.42
  Cumulative effect of accounting change                   -             -          (0.20)            -             -
                                               -------------   -----------    -----------    ----------    ----------

                                               $       (5.67)  $     (0.71)   $      0.14    $     0.69    $     0.42
                                               =============   ===========    ===========    ==========    ==========

Weighted average common shares outstanding:
  Basic                                              131,324       115,097         71,380        67,568        62,793
  Diluted                                            131,324       115,097         78,939        78,939        76,160

BALANCE SHEET DATA:

Total assets                                   $   2,176,992   $ 2,716,644    $ 1,090,437    $  697,940    $  468,888
Long-term debt, less current portion           $   1,137,976   $ 1,092,907    $   290,257    $  127,075    $  117,535
Total liabilities excluding deferred gains     $   1,488,977   $ 1,209,528    $   395,999    $  214,112    $  187,136
Stockholders' equity                           $     688,015   $ 1,401,071    $   451,986    $  348,076    $  281,752


Prior to the 1999 Merger, Old CCA operated as a taxable corporation and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. The 1999 Merger was accounted for as a reverse acquisition of the Company by Old CCA and as an acquisition of Old Prison Realty by the Company. As such, the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements prior to January 1, 1999.

In connection with the 1999 Merger, the Company elected to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As a REIT, the Company was dependent on Operating Company, as a lessee, for a significant source of its income. As a result of the Restructuring in 2000, including the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. In connection with the Restructuring, the Company also amended its charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT. Therefore, the 2000 results of operations reflect the operation of the Company as a taxable corporation.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

The Company was formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following the mergers of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 with and into the Company (collectively, the "1999 Merger"). As more fully discussed in Note 3 to the accompanying financial statements, effective October 1, 2000, the Company completed a series of previously announced restructuring transactions (collectively, the "Restructuring"). As part of the Restructuring, the Company's primary tenant, Corrections Corporation of America, a privately-held Tennessee corporation formerly known as Correctional Management Services Corporation ("Operating Company"), was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). In connection with the Restructuring and the Operating Company Merger, the Company amended its charter to, among other things, remove provisions relating to the Company's operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America." As more fully discussed in Note 3 to the accompanying financial statements, effective December 1, 2000, each of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), two privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name (collectively the "Service Companies"), merged with and into a wholly-owned subsidiary of the Company.

This Annual Report on Form 10-K contains various financial information related to the Company and, prior to their acquisition, the Service Companies. The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA as a prison management company, while the results of operations for 1999 reflect the operating results of the Company as a REIT. Management believes the comparison between 1999 and prior years is not meaningful because the prior years' financial condition, results of operations, and cash flows reflect the operations of Old CCA and the 1999 financial condition, results of operations and cash flows reflect the operations of the Company as a REIT.

Further, management believes the comparison between 2000 and prior years is not meaningful because the 2000 financial condition, results of operations and cash flows reflect the operation of the Company as a subchapter C corporation, and which, for the period January 1, 2000 through September 30, 2000, included real estate activities between the Company and Operating Company during a period of severe liquidity problems, and as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition, results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of the Service Companies as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis with the results of operations of the Company due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock."

The Operating Company Merger was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $75.3 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $1.6 million, a contract acquisition costs asset of approximately $1.5 million and a contract values liability of approximately $26.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the value of the Company's common stock and warrants issued in the transaction, the Company's net carrying amount of the CCA Note as of the date of acquisition (which has been extinguished), the Company's net carrying amount of deferred gains and receivables/payables between the Company and Operating Company as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $87.0 million was reflected as goodwill.

Since the 1999 Merger and through September 30, 2000, the Company had specialized in acquiring, developing and owning correctional and detention facilities. Operating Company has been a private prison management company that operated and managed the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company was dependent on Operating Company for a significant source of its income. In addition, the Company was obligated to pay Operating Company for services rendered to the Company in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and the Company, the parties amended the contractual agreements between the Company and Operating Company during 2000. For a more complete description of the historical contractual relationships and of these amendments, see Note 5 to the accompanying financial statements.

As required by its governing instruments, the Company operated and has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes with respect to its taxable year ended December 31, 1999. In connection with the completion of the Restructuring, on September 12, 2000, the Company's stockholders approved an amendment to the Company's charter to remove the requirements that the Company elect to be taxed and qualify as a REIT for federal income tax purposes commencing with the Company's 2000 taxable year. As such, the Company operated and is taxed as a subchapter C corporation with respect to its taxable year ended December 31, 2000 and thereafter.

As the result of the Operating Company Merger on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a large variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2000

The Company incurred a net loss of $730.8 million for the year ended December 31, 2000, used net cash of $46.6 million in operating activities and had a net working capital deficiency of $36.8 million at December 31, 2000. Included in the $730.8 million net loss for the year ended December 31, 2000, is a $527.9 million non-cash impairment loss associated with the reduction of the carrying values of certain long lived assets to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). Contributing to the net loss and net working capital deficiency is an accrual at December 31, 2000 of $75.4 million related to the settlement of the Company's stockholder litigation (which is expected to be satisfied through the issuance of 46.9 million shares of common stock and the issuance of a $29.0 million note payable due in 2009), strategic investor and merger related charges of $24.2 million, and $11.9 million of amounts written-off under lease arrangements.

The Company's principal capital requirements are for working capital, capital expenditures and debt maturities. The Company has financed, and intends to continue to finance, these requirements with existing cash balances, net cash provided by operations and borrowings under a revolving credit facility with a $50.0 million capacity which was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger (the "Operating Company Revolving Credit Facility"). As of December 31, 2000, the Company's liquidity was provided by cash on hand of approximately $20.9 million and $42.4 million available under the Operating Company Revolving Credit Facility.

The revolving loans under the Amended Bank Credit Facility mature on January 1, 2002. At December 31, 2000, borrowings outstanding under the revolving loans of the Amended Bank Credit Facility totaled $382.5 million.

As a result of the Company's current financial condition, including: (i) the revolving loans under the Amended Bank Credit Facility maturing January 1, 2002;
(ii) the requirement under the November 2000 Consent and Amendment to use commercially reasonable efforts to complete any combination of certain transactions, as defined therein, which together result in net cash proceeds of at least $100.0 million; (iii) the Company's negative working capital position; and (iv) the Company's highly leveraged capital structure, the Company's management is evaluating the Company's current capital structure, including the consideration of various potential transactions that could improve the Company's financial position. During the third quarter of 2000, the Company named a new president and chief executive officer, followed by a new chief financial officer in the fourth quarter. At the Company's 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the

Company, including six independent directors.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company's new management conducted strategic assessments; developed a strategic operating plan to improve the Company's financial position; developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale. As a result of these assessments, the Company recorded non-cash impairment losses totaling $508.7 million.

During the fourth quarter of 2000, the Company obtained a consent and amendment to its Amended Bank Credit Facility to replace existing financial covenants. During the first quarter of 2001, the Company also obtained amendments to the Amended Bank Credit Facility to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, the Company amended the provisions to the note purchase agreement governing its $30.0 million convertible subordinated notes, to replace previously existing financial covenants in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

The Company believes that its operating plans and related projections are achievable, and would allow the Company to maintain compliance with its debt covenants during 2001. However, there can be no assurance that the Company will be able to maintain compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Additionally, the Company also has certain non-financial covenants which must be met in order to remain in compliance with its debt agreements. The Company's Amended Bank Credit Facility contains a non-financial covenant requiring the Company to consummate the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility located in Salford, England by March 31, 2001. The Agecroft transaction did not close by the required date. However, the covenant allows for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

The Amended Bank Credit Facility also contains a non-financial covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization discussed above, the Company did not provide the audited financial statements within the required time period. However, the Company has obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $40.0 million convertible notes.

Additional non-financial covenants, among others, include a requirement to use commercially reasonable efforts to (i) raise $100.0 million through equity or asset sales (excluding the securitization of lease payments or other similar transaction with respect to the Salford, England facility) on or before June 30, 2001, and (ii) register shares into which the $40.0 million convertible notes are convertible. The Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, primarily by attempting to sell certain assets, as discussed above. Subsequent to year-end, the Company completed the sale of a facility located in North Carolina for approximately $25 million. The Company is currently evaluating and would also consider a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. The Company expects to use the net proceeds from these transactions to pay-down debt under the Amended Bank Credit Facility. Management also intends to take the necessary actions to achieve compliance with the covenant regarding the registration of shares.

The revolving loan portion of the Amended Bank Credit Facility of $382.5 million matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying consolidated balance sheet at December 31, 2000. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

While management has developed strategic operating plans to deal with the uncertainties facing the Company and to remain in compliance with its debt covenants, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants during 2001. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002.

Due to certain cross-default provisions contained in certain of the Company's debt instruments, if the Company were to be in default under the Amended Bank Credit Facility and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's $100.0 million senior notes or the Company's aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 million convertible subordinated notes, even if the lenders under the Amended Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

The Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

As more fully discussed below, at the Company's 2000 annual meeting of stockholders, the holders of the Company's common stock approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. Management expects that the reverse stock split will be effected during the second quarter of 2001.

The Company believes that cash flows provided by operating activities combined with borrowings under the Operating Company Revolving Credit Facility will be sufficient to meet its requirements for working capital, capital expenditures and debt maturities for at least a year.

OPERATING ACTIVITIES

The Company's net cash used in operating activities for the year ended December 31, 2000, was $46.6 million. This represents the net loss for the year plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including primarily those discussed above, included in the statement of operations.

INVESTING ACTIVITIES

The Company's cash flow used in investing activities was $38.5 million for the year ended December 31, 2000. Additions to property and equipment totaling $78.7 million in 2000 were primarily related to expenditures associated with two, 1,524 bed medium security prisons under construction in Georgia. In connection with the Operating Company Merger and the acquisitions of PMSI and JJFMSI, the Company acquired approximately $6.9 million in cash. These uses of cash were partially offset by the reduction of restricted cash that had been used as collateral for an irrevocable letter of credit issued in connection with the construction of a facility.

FINANCING ACTIVITIES

The Company's cash flow used in financing activities was $0.6 million for the year ended December 31, 2000. Net proceeds from the issuance of debt totaled $29.1 million and were used primarily to fund additions to property and equipment and working capital needs, partially offset by $11.3 million used to pay debt issuance costs.

On March 22, 2000, the Board of Directors of the Company declared a quarterly dividend on the Company's Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends totaling $2.2 million were paid on April 17, 2000. The Company's board of directors has not declared a dividend on the Series A Preferred Stock for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000. During the first quarter of 2000, the Company also paid the accrued distributions as of December 31, 1999, on the Company's Series A Preferred Stock, totaling $2.2 million.

The combined and consolidated statement of cash flows for the year ended December 31, 2000 includes certain transactions by PMSI and JJFMSI prior to their acquisition on December 1, 2000. In September 2000, a wholly-owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI for total cash consideration of $8.3 million. Also in September 2000, a wholly-owned subsidiary of JJFMSI purchased 85% of the outstanding common stock of JJFMSI for total cash consideration of $5.1 million. These transactions are included in "Purchase of treasury stock" in the combined and consolidated statement of cash flows for 2000.

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

As of September 29, 2000, the Company forgave all unpaid amounts due and payable to the Company through August 31, 2000 related to the Operating Company Leases, including unpaid interest, as further described in Note 5 to the financial statements.

In connection with the amendments to the Operating Company Leases, deferring a substantial portion of the rental payments due to the Company thereunder, the terms of the June 2000 Waiver and Amendment to the Company's Amended Bank Credit Facility also conditioned the effectiveness of the June 2000 Waiver and Amendment upon the deferral of the Company's payment of fees to Operating Company which would otherwise be payable pursuant to the terms of the Amended and Restated Tenant Incentive Agreement, the Business Development Agreement and the Amended and Restated Services Agreement, each as further described in Note 5 to the financial statements. The Company and Operating Company deferred, with interest, the payment of such amounts. The terms of Operating Company's revolving credit facility, as amended pursuant to the terms of a waiver obtained from the lenders under the revolving credit facility, permitted the deferral of these payments. In connection with the Restructuring, the Operating Company Leases were cancelled, as more fully described in Note 5 to the financial statements.

During 2000, the Company has recognized rental income, net of reserves, from Operating Company based on the actual cash payments received. In addition, the Company continued to record its obligations to Operating Company under the various agreements discussed above through the effective date of the Operating Company Merger.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1999

In 1999, substantially all of the Company's revenue was derived from: (i) rents received under triple net leases of correctional and detention facilities, including the Operating Company Leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on the CCA Note; and (iv) license fees earned under the Trade Name Use Agreement. Operating

Company leased 34 of the Company's 43 operating facilities pursuant to the Operating Company Leases. The Company, therefore, was dependent for its rental revenue upon Operating Company's ability to make the lease payments required under the Operating Company Leases for such facilities.

Operating Company incurred a net loss of $202.9 million for the year ended December 31, 1999, had a net working capital deficiency and a net capital deficiency at December 31, 1999, and was in default under its revolving credit facility at December 31, 1999. Operating Company's default under its revolving credit facility related to, among other things, its failure to comply with certain financial covenants. In addition, Operating Company was in default under the CCA Note as a result of Operating Company's failure to pay the first scheduled interest payment under the terms of the CCA Note. Operating Company also did not make certain scheduled lease payments to the Company pursuant to the terms of the Operating Company Leases. The Company did not provide Operating Company with a notice of nonpayment of lease payments due under the Operating Company Leases, and thus Operating Company was not in default under the terms of the Operating Company Leases at December 31, 1999.

The financial condition of the Company at December 31, 1999, the inability of Operating Company to make certain of its payment obligations to the Company, and the actions taken by the Company and Operating Company in attempts to resolve liquidity issues of the Company and Operating Company resulted in a series of default issues under certain of the Company's debt agreements. The Company obtained waivers of these default events in 2000.

Due to Operating Company's liquidity position and its inability to make required payments to the Company under the terms of the Operating Company Leases and the CCA Note, Operating Company's independent auditors included an explanatory paragraph in its report to Operating Company's consolidated financial statements for the year ended December 31, 1999 that expressed substantial doubt as to Operating Company's ability to continue as a going concern. Accordingly, as the result of the Company's financial dependence on Operating Company and the Company's resulting liquidity position, as well as concerns with respect to the Company's noncompliance with, and resulting defaults under, certain provisions and covenants contained in its indebtedness and potential liability arising as a result of shareholder and other litigation commenced against the Company, the Company's independent auditors included an explanatory paragraph in its report to the Company's consolidated financial states for the year ended December 31, 1999 that expressed substantial doubt as to the Company's ability to continue as a going concern.

In 1999, the Company's growth strategy included acquiring, developing and expanding correctional and detention facilities as well as other properties. Because the Company was required to distribute to its stockholders at least 95% of its taxable income to qualify as a REIT for 1999, the Company relied primarily upon the availability of debt or equity capital to fund the construction and acquisitions of and improvements to correctional and detention facilities. However, due to the financial condition of the Company and Operating Company and the decline in the Company's stock price, the ability of the Company to fund this growth strategy was substantially diminished.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flows provided by operating activities was $79.5 million for 1999 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flows used in investing activities was $447.6 million for 1999 and primarily represents acquisitions of real estate properties and payments made under lease arrangements. The Company's cash flows provided by financing activities was $421.4 million for 1999 and primarily represents proceeds from the issuance of common stock, issuance of long-term debt, borrowings under the bank credit facility and the $100.0 million senior notes, payments of debt issuance costs and payments of dividends on shares of the Company's preferred and common stock.

On December 31, 1998, immediately prior to the 1999 Merger, and in connection with the 1999 Merger, Old CCA sold to Operating Company all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, and entered into a series of agreements, as more fully described herein. In exchange, Old CCA received an installment note in the principal amount of $137.0 million (the "CCA Note") and 100% of the non-voting common stock of Operating Company. Old CCA's ownership interest in the CCA Note and the non-voting common stock of Operating Company were transferred to New Prison Realty as a result of the 1999 Merger.

The non-voting common stock of Operating Company represented a 9.5% economic interest in Operating Company. During 1999, Operating Company paid no dividends on the shares of its non-voting common stock. The CCA Note was payable over 10 years at an interest rate of 12% per annum. Interest only was generally payable for the first four years of the CCA Note, and the principal was to be amortized over the following six years. The former chief executive officer of New Prison Realty and a member of its board of directors at that time, had guaranteed payment of 10% of the outstanding principal amount due under the CCA Note. As a result of Operating Company's liquidity position, Operating Company was required to defer the first scheduled payment of accrued interest on the CCA Note, which was due December 31, 1999. During the third quarter of 2000, the Company forgave all accrued and unpaid interest due under the CCA Note as of August 31, 2000. The CCA Note, along with the remaining deferred interest, was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger.

RESULTS OF OPERATIONS

The accompanying combined and consolidated financial statements present the financial statements of the Company as of and for the year ended December 31, 2000, which as of October 1, 2000 also includes the operations of the correctional and detention facilities previously leased and managed by Operating Company, combined with the financial statements of PMSI and JJFMSI for the period September 1, 2000 through November 30, 2000. The accompanying consolidated financial statements as of and for the year ended December 31, 1999 have not been combined with the financial statements of PMSI and JJFMSI. See
Note 4 to the financial statements for a complete description of the combined financial statements and combining statement of operations presenting the individual financial statements of the Company, PMSI and JJFMSI.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

MANAGEMENT REVENUE

Management revenue consists of revenue earned by the Company from the operation and management of adult and juvenile correctional and detention facilities for the year ended December 31, 2000, totaling $182.5 million, which beginning as of October 1, 2000 and December 1, 2000, includes management revenue previously earned by Operating Company and the Service

Companies, respectively. Also included is the management revenue earned by PMSI and JJFMSI from the operation and management of adult prison and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $79.3 million.

RENTAL REVENUE

Net rental revenue was $40.9 million and $270.1 million for the years ended December 31, 2000 and 1999, respectively, and was generated from leasing correctional and detention facilities to Operating Company, governmental agencies and other private operators. For the year ended December 31, 2000, the Company reserved $213.3 million of the $244.3 million of gross rental revenue due from Operating Company through September 30, 2000 due to the uncertainty regarding the collectibility of the payments.

For the year ended December 31, 1999, rental revenue was $270.1 million and was generated primarily from leasing correctional and detention facilities to Operating Company, as well as governmental and private operators. During 1999, the Company began leasing five new facilities in addition to the 37 facilities leased at the beginning of the year. The Company recorded no reserves for the year ended December 31, 1999 as all rental revenue was collected from lessees, including Operating Company. During September 2000, the Company forgave all unpaid rental payments due from Operating Company as of August 31, 2000 (totaling $190.8 million). The forgiveness did not impact the Company's financial statements at that time as the amounts forgiven had been previously reserved. The remaining $22.5 million in unpaid rentals from Operating Company was fully reserved in September 2000. The Operating Company Leases were cancelled in the Operating Company Merger.

LICENSING FEES FROM AFFILIATES

Licensing fees from affiliates were $7.6 million and $8.7 million for the years ended December 31, 2000 and 1999, respectively. Licensing fees were earned as a result of a service mark and trade name use agreement (the "Trade Name Use Agreement") between the Company and Operating Company, which granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The licensing fee was based upon gross rental revenue of Operating Company, subject to a limitation based on the gross revenue of the Company. All licensing fees were collected from Operating Company. The decrease in licensing fees in 2000 compared with 1999 is due to the cancellation of the Trade Name Use Agreement in connection with the Operating Company Merger.

OPERATING EXPENSES

Operating expenses include the operating expenses of PMSI and JJFMSI on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $63.7 million. Also included are the operating expenses incurred by the Company for the year ended December 31, 2000, totaling $151.2 million, which beginning as of October 1, 2000 and December 1, 2000, includes the operating expenses incurred by Operating Company and the Service Companies, respectively. Operating expenses consist of those expenses incurred in the operation and management of prisons and other correctional facilities. Also included in operating expenses are the Company's realized losses on foreign currency transactions of $0.6 million for the year ended December 31, 2000. This loss resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of certain receivables denominated in British pounds. See "Unrealized foreign currency transaction loss" for further discussion of these receivables.

GENERAL AND ADMINISTRATIVE

For the year ended December 31, 2000 and 1999, general and administrative expenses were $21.2 million and $24.1 million, respectively. General and administrative expenses incurred by PMSI and JJFMSI on a combined basis for the period September 1, 2000 through November 30, 2000 totaled $0.6 million. General and administrative expenses incurred by the Company for the year ended December 31, 2000 totaled $20.6 million, which beginning as of October 1, 2000 and December 1, 2000, includes the general and administrative expenses incurred by Operating Company and the Service Companies, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. Effective October 1, 2000, as a result of the Operating Company Merger, corporate management salaries and benefits also contain the former corporate employees of Operating Company. Also included in 2000 are $2.0 million in severance payments to the Company's former chief executive officer and secretary and $1.3 million in severance payments to various other company employees.

During 1999, the Company was a party to various litigation matters, including stockholder litigation and other legal matters, some of which have been settled. The Company incurred legal expenses of $6.3 million during 1999 in relation to these matters. Also included in 1999 are $3.9 million of expenses incurred by the Company for consulting and legal advisory services in connection with the proposed restructuring. In addition, as a result of the Company's failure to declare, prior to December 31, 1999, and the failure to distribute, prior to January 31, 2000, dividends sufficient to distribute 95% of its taxable income for 1999, the Company was subject to excise taxes, of which $7.1 million was accrued as of December 31, 1999.

LEASE EXPENSE

Lease expense consists of property, office and operating equipment leased by the Company, PMSI and JJFMSI in operating and managing prisons and other correctional facilities. Lease expense incurred by PMSI and JJFMSI on a combined basis for the period September 1, 2000 through November 30, 2000 totaled $0.8 million. Lease expense incurred by the Company for the year ended December 31, 2000 totaled $1.6 million, which beginning as of October 1, 2000 and December 1, 2000, includes lease expense previously incurred by Operating Company and the Service Companies, respectively.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2000 and 1999, depreciation and amortization expense was $59.8 million and $44.1 million, respectively. The increase is a result of a greater number of correctional and detention facilities in service during 2000 compared with 1999. Also included is the depreciation and amortization expense for PMSI and JJFMSI from the operation and management of adult prisons and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November, 30, 2000, totaling $3.9 million.

LICENSE FEES TO OPERATING COMPANY

Licensing fees to Operating Company were recognized under the terms of a Trade Name Use Agreement between Operating Company and each of PMSI and JJFMSI, which were assumed as a result of the Operating Company Merger. Under the terms of the Trade Name Use Agreement, PMSI and JJFMSI were required to pay to Operating Company 2.0% of gross management revenue for the use of the Company name and derivatives thereof. PMSI and JJFMSI incurred expenses of $0.5 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company Merger. The Trade Name Use Agreement was cancelled upon the acquisitions of PMSI and JJFMSI.

ADMINISTRATIVE SERVICES FEE TO OPERATING COMPANY

Operating Company and each of PMSI and JJFMSI entered into an Administrative Services Agreement whereby Operating Company would charge a fee to manage and provide general and administrative services to each of PMSI and JJFMSI. The Company assumed this agreement as a result of the Operating Company Merger. PMSI and JJFMSI recognized expense of $0.9 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company Merger. The Administrative Services Agreement was cancelled upon the acquisitions of PMSI and JJFMSI.

WRITE-OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

During 2000, the Company opened or expanded five facilities that were operated and leased by Operating Company prior to the Operating Company Merger. Based on Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the accrued tenant incentive fees due Operating Company in connection with opening or expanding the five facilities, totaling $11.9 million for the year ended December 31, 2000.

For the year ended December 1999, the Company had paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, the Company undertook a plan that contemplated merging with Operating Company and thereby eliminating the Operating Company Leases or amending the Operating Company Leases to significantly reduce the lease payments to be paid by Operating Company to the Company. Consequently, the Company determined that the remaining deferred tenant incentive fees at December 31, 1999 were not realizable and wrote-off fees totaling $65.7 million.

IMPAIRMENT LOSSES

SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Under terms of the June 2000 Waiver and Amendment, the Company was obligated to complete the Restructuring, including the Operating Company Merger, and complete the restructuring of management through the appointment of a new chief executive officer and a new chief financial officer. The Restructuring also permitted the acquisitions of PMSI and JJFMSI. During the third quarter of 2000, the Company named a new president and chief executive officer, followed by the appointment of a new chief financial officer during the fourth quarter. At the Company's 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the Company, including six independent directors.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering the Company's financial condition, the Company's new management developed a strategic operating plan to improve the Company's financial position, and developed revised projections for 2001 to evaluate various potential transactions. Management also conducted strategic assessments and evaluated the Company's assets for impairment. Further, the Company evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale.

In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company's investment in each property. Through its analyses, the Company determined that eight of its correctional and detention facilities and the long-lived assets of the transportation business had been impaired. For these properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $420.5 million.

During the fourth quarter of 2000, as part of the strategic assessment, the Company's management committed to a plan of disposal for certain long-lived assets of the Company. In accordance with SFAS 121, the Company recorded losses on these assets based on the difference between the carrying value and the estimated net realizable value of the assets. The Company estimated the net realizable values of certain facilities and direct financing leases held for sale based on outstanding offers to purchase, appraisals, as well as utilizing various financial models, including discounted cash flow analyses, less estimated costs to sell each asset. The resulting impairment loss for these assets totaled $86.1 million.

Included in property and equipment were costs associated with the development of potential facilities. Based on the Company's strategic assessment during the fourth quarter of 2000, management decided to abandon further development of these projects and expense any amounts previously capitalized. The resulting expense totaled $2.1 million.

During the third quarter of 2000, the Company's management determined either not to pursue further development or to reconsider the use of certain parcels of property in California, Maryland and the District of Columbia. Accordingly, the Company reduced the carrying values of the land to their estimated net realizable value, resulting in an impairment loss totaling $19.2 million.

In December 1999, based on the poor financial position of the Operating Company, the Company determined that three of its correctional and detention facilities located in the state of Kentucky and leased to Operating Company were impaired. In accordance with SFAS 121, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million.

EQUITY IN EARNINGS AND AMORTIZATION OF DEFERRED GAINS, NET

For the year ended December 31, 2000, equity in losses and amortization of deferred gains, net was $11.6 million, compared with equity in earnings and amortization of deferred gains, net, of $3.6 million in 1999. For the year ended December 31, 2000, the Company recognized equity in losses of PMSI and JJFMSI of approximately $12,000 and $870,000, respectively through August 31, 2000. In addition the Company recognized equity in losses of Operating Company of approximately $20.6 million. For 2000, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $6.5 million and $3.3 million, respectively.

For the year ended December 31, 1999, the Company recognized twelve months of equity in earnings of PMSI and JJFMSI of $4.7 million and $7.5 million, respectively, and received distributions from PMSI and JJFMSI of $11.0 million and $10.6 million, respectively. In addition, the Company recognized equity in losses of Operating Company of $19.3 million. For 1999, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was $7.1 million and $3.6 million, respectively.

Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income and capitalized interest for the years ended December 31, 2000 and 1999. Gross interest expense was $145.0 million and $51.9 million for the years ended December 31, 2000 and 1999, respectively. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Company's Amended Bank Credit Facility, the Operating Company Revolving Credit Facility, the Company's senior notes, and amortization of loan costs and unused facility fees. Interest expense is reported net of capitalized interest on construction in progress of $8.3 million and $37.7 million for the years ended December 31, 2000 and 1999, respectively. The increase in gross interest expense relates to (i) higher average debt balances outstanding, primarily related to the Amended Bank Credit Facility; (ii) increased interest rates due to rising market rates, and increases in contractual rates associated with the Amended Bank Credit Facility due to modifications to the facility agreement in August 1999, the June 2000 Waiver and Amendment and reductions to the Company's credit rating; (iii) increased interest rates due to the accrual of default interest on the Company's Amended Bank Credit Facility and default and contingent interest on the $40 million convertible notes during 2000; and the assumption of the Operating Company Revolving Credit Facility in connection with the Operating Company Merger.

Gross interest income was $13.5 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents.

The increase in gross interest income in 2000 compared with 1999 is primarily due to interest earned on the direct financing lease with Agecroft Prison Management, Ltd. ("APM"). During January 2000, the Company completed construction, at a cost of approximately $89.4 million, of an 800-bed medium-security prison in Salford, England and entered into a 25-year direct financing lease with APM. This asset is included in "assets held for sale" on the accompanying combined and consolidated balance sheet at December 31, 2000. On April 10, 2001, the Company sold its interest in this facility. Interest accrued on the CCA Note through August 31, 2000 by the Company (totaling $27.4 million) was forgiven. This forgiveness did not impact the Company's financial statements at that time as the amounts forgiven had been fully reserved. The remaining $1.4 million accrued and reserved for the month of September was eliminated through purchase price accounting as a result of the Operating Company Merger. During the fourth quarter of 1999, the Company reserved the $16.4 million of interest accrued under the terms of the CCA Note for the year ended December 31, 1999.

OTHER INCOME

Other income for the year ended December 31, 2000 totaled $3.1 million. In September 2000, the Company received approximately $4.5 million in final settlement of amounts held in escrow related to the 1998 acquisition of the outstanding capital stock of U.S. Corrections Corporation. The $3.1 million represents the proceeds, net of miscellaneous receivables arising from claims against the escrow.

STRATEGIC INVESTOR FEES

During the fourth quarter of 1999, the Company, Operating Company, PMSI and JJFMSI entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"). In April 2000, the securities purchase agreement by and among the parties was terminated when Fortress/Blackstone elected not to match the terms of a subsequent proposal by Pacific Life Insurance Company ("Pacific Life"). In June 2000, the securities purchase agreement by and among Pacific Life and the Company, Operating Company, PMSI and JJFMSI was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 Waiver and Amendment satisfied the terms of the agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the Restructuring, including the Operating Company Merger, the Company terminated the services of one of its financial advisors during the third quarter of 2000. Under the terms of the Company's agreements with the above parties, the Company may still be obligated to pay certain fees and expenses. The Company is subject to certain existing and potential litigation as further described in Note 21 to the financial statements. For the year ended December 31, 2000, the Company has allocated expenses of approximately $24.2 million of fees in the event of an adverse decision with the current litigation and in connection with the termination of the aforementioned agreements.

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

In connection with the construction and development of the Company's Agecroft facility, located in Salford, England, during the first quarter of 2000, the Company entered into a 25-year property lease. The Company has been accounting for the lease as a direct financing lease and recorded a receivable equal to the discounted cash flows to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. These assets, along with various other short-term receivables, are denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date, and recognizes the currency gain or loss in its current period earnings. Due to negative fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, the Company recognized net unrealized foreign currency transaction losses of $8.1 million for the year ended December 31, 2000. On April 10, 2001 the Company sold its interest in the Agecroft facility.

LOSS ON SALES OF ASSETS

The Company incurred a loss on sales of assets during 2000 and 1999, of approximately $1.7 million and $2.0 million, respectively. During the fourth quarter of 2000, JJFMSI sold its 50% interest in CCA Australia resulting in a $3.6 million loss. This loss was offset by a gain of $0.6 million resulting from the sale of a correctional facility located in Kentucky, a gain of $1.6 million on the sale of JJFMSI's 50% interest in U.K. Detention Services Limited ("UKDS") and a loss of $0.3 million resulting from the abandonment of a project under development.

For the year ended December 31, 1999, the Company incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets' depreciated book value. The Company received $3.5 million of the proceeds during 1999 and $1.5 million during 2000. As of December 31, 2000, the Company has a receivable of $1.5 million related to this settlement. In addition, the Company incurred a loss of $0.4 million resulting from a sale of a newly constructed facility in Florida. The Company completed construction on the facility in May 1999. In accordance with the terms of the management contract between Old CCA and Polk County, Florida, Polk County exercised an option to purchase the facility. The Company received net proceeds of $40.5 million.

STOCKHOLDER LITIGATION SETTLEMENTS

In February 2001, the Company received court approval of the revised terms of the definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. Pursuant to the terms of the settlement, the Company will issue to the plaintiffs an aggregate of 46.9 million shares of common stock, and a subordinated promissory note in the aggregate principal amount of $29.0 million.

As of December 31, 2000, the Company has accrued the estimated obligation of the contingency associated with the stockholder litigation, amounting to approximately $75.4 million.

As further discussed in Note 21 to the financial statements, the ultimate liability relating to the $29.0 million promissory note and related interest will be determined on the future issuance date and thereafter, based upon fluctuations in the Company's common stock price. If the promissory note is issued under the current terms, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company will reflect in earnings, the change in the estimated fair value of the promissory note from quarter to quarter.

WRITE-OFF OF LOAN COSTS

As a result of the amendment to the original bank credit facility on August 4, 1999, the Company wrote-off loan costs of approximately $9.0 million during the year ended December 31, 1999. Additionally, the Company paid approximately $5.6 million to a financial advisor for a potential debt transaction, which was written-off when the transaction was abandoned.

INCOME TAXES

Prior to 1999, Old CCA, the Company's predecessor by merger, operated as a taxable subchapter C corporation. The Company elected to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in net deferred tax assets. In accordance with the provisions of SFAS 109, the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for income taxes of $83.2 million for the year ended December 31, 1999. However, due to New Prison Realty's tax status as a REIT, New Prison Realty recorded no income tax provision or benefit related to operations for the year ended December 31, 1999.

In connection with the Restructuring, on September 12, 2000, the Company's stockholders approved an amendment to the Company's charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. As a result of the amendment to the Company's charter, the Company will be taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, the Company is required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurs. As such, the Company's benefit for income taxes for the year ended December 31, 2000 includes the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

MANAGEMENT AND OTHER REVENUE

For the year ended December 31, 1998, management and other revenue totaled $662.1 million and was generated from the operation and management of adult correctional and detention facilities and prisoner transportation services. During 1998, Old CCA opened 10 new facilities, assumed management of eight facilities and expanded seven existing facilities to increase their design capacity. In addition, Old CCA expanded the prisoner transportation customer base and increased compensated mileage by the increased utilization of three transportation hubs opened in 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip. Since the Company leased facilities to Operating Company and other operators during 1999, rather than operating the facilities, the Company did not generate management revenue during 1999.

OPERATING EXPENSES

For the year ended December 31, 1998, operating expenses totaled $496.5 million. Operating expenses consist of those expenses incurred in operating and managing prisons and other correctional facilities. During 1998, Old CCA adopted provisions of the AICPA's Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." The effect of this accounting change for 1998 was a $14.9 million charge to operating expenses. Prior to the adoption of SOP 98-5, project development and facility start-up costs were deferred and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. Also included in operating expenses were charges related to the termination of five contractual relationships, totaling approximately $2.0 million related to transition costs and deferred contract costs. Old CCA also incurred $1.0 million of non-recurring operating expenses related to the 1999 Merger.

In 1998, Old CCA was subject to a class action lawsuit at one of its facilities regarding the alleged violation of inmate rights, which was settled subsequent to year end. Old CCA was also subject to two wrongful death lawsuits at one of its facilities. The Company assumed these lawsuits in the 1999 Merger. Old CCA recognized $2.1 million of expenses in 1998 related to these lawsuits.

Since Operating Company, rather than the Company, operated the correctional and detention facilities leased by the Company during 1999, the Company did not incur operating expenses during 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses $28.6 million for the year ended December 31, 1998. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

During 1998, Old CCA incurred $1.3 million in the fourth quarter for advertising and employee relations initiatives aimed at raising the public awareness of Old CCA and the industry. In addition, in connection with the 1999 Merger, Old CCA became subject to a purported class action lawsuit attempting to enjoin the 1999 Merger and seeking unspecified monetary damages. The lawsuit was settled in principle in November 1998 with the formal settlement being completed in March 1999. Accordingly, Old CCA recognized $3.2 million of expenses in 1998 to cover legal fees and the settlement obligation.

LEASE EXPENSE

Lease expense totaled $58.0 million for the year ended December 31, 1998. Old CCA had entered into leases with Old Prison Realty in July 1997 for the initial nine facilities that Old CCA had sold to Old Prison Realty. Throughout 1997 and 1998, Old CCA sold an additional four facilities and one expansion to Old Prison Realty and immediately after these sales, leased the facilities back pursuant to long-term, triple net leases. As a result of the acquisition of U.S. Corrections Corporation, Old CCA entered into long-term leases for four additional facilities with Old Prison Realty.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 1998, depreciation and amortization expense was $14.4 million. The Company generally uses the straight-line depreciation method over 50 and five-year lives for buildings and machinery and equipment, respectively.

OLD CCA COMPENSATION CHARGE

Old CCA recorded a $22.9 million charge in 1998 for the implied fair value of five million shares of Operating Company voting common stock issued by Operating Company to certain employees of Old CCA and Old Prison Realty. The shares were granted to certain founding shareholders of Operating Company in September 1998. Neither Old CCA nor Operating Company received any proceeds from the issuance of these shares. The fair value of these common shares was determined at the date of the 1999 Merger based upon the implied value of Operating Company, derived from $16.0 million in cash investments made by outside investors as of December 31, 1998, as consideration for a 32% ownership interest in Operating Company.

INTEREST EXPENSE, NET

Interest expense, net is reported net of interest income and capitalized interest for the years ended December 31, 1999 and 1998. Gross interest expense was $8.6 million for the year ended December 31, 1998. Gross interest expense is based on borrowings under Old CCA's bank credit facility, including amortization of loan costs and unused fees. Interest expense is reported net of capitalized interest on construction in progress of $11.8 million for the year ended December 31, 1998.

Gross interest income was $11.4 million for the year ended December 31, 1998. Interest income was earned on the cash proceeds that Old CCA realized in 1997 when it sold twelve facilities to Old Prison Realty.

WRITE-OFF OF LOAN COSTS

During 1998, Old CCA expanded its credit facility from $170.0 million to $350.0 million and incurred debt issuance costs that were being amortized over the term of the loan. The credit facility matured at the earlier of the date of the completion of the 1999 Merger, or September 1999. Accordingly, upon consummation of the 1999 Merger the credit facility was terminated and the related unamortized debt issuance costs were written-off.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES

As previously discussed, Old CCA adopted the provisions of SOP 98-5 in 1998. As a result, Old CCA recorded a $16.1 million charge as a cumulative effect of accounting change, net of taxes of $10.3 million, on periods through December 31, 1997.

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. Many of the Company's management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs or medical expenses could have an adverse impact on the Company's results of operations in the future to the extent that wages or medical expenses increase at a faster pace than the per diem or fixed rates received by the Company for its management services.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. The Company is exposed to market risk related to its Amended Bank Credit Facility and certain other indebtedness as discussed in Note 14 to the financial statements. The interest on the Amended Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Bank Credit Facility was 100 basis points higher or lower in 2000, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $12.4 million.

As of December 31, 2000, the Company had outstanding $100.0 million of its 12.0% senior notes with a fixed interest rate of 12.0%, $41.1 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $80.6 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on the Company.

The Amended Bank Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (a) $325.0 million through December 31, 2001 and (b) $200.0 million through December 31, 2002. There is no balance sheet effect related to these arrangements, and the monthly income effect of these arrangements is recognized in interest expense. Despite the change in market interest rates, the Company will pay the fixed rate as set on the required balance.

Additionally, the Company may, from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 10% increase or decrease in market interest rates would not materially affect the value of these investments.

The Company's exposure to foreign currency exchange rate risk relates to its construction, development and leasing of the HMP Forrest Bank facility located in Salford, England, which was held for sale by the Company as of December 31, 2000. The Company entered into a 25-year lease and recognized a direct financing lease receivable equal to the discounted cash flows expected to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. Such payments to the Company are denominated in British pounds rather than the U.S. dollar. As a result, the Company bears the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At December 31, 2000, the receivables due the Company and denominated in British pounds totaled 58.2 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an additional $8.7 million increase in value of these receivables and an unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in an additional $8.7 million decrease in value of these receivables and an unrealized foreign currency transaction loss.

The Company sold its interest in this facility on April 10, 2001.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item 10 is hereby incorporated by reference from the text appearing under Part I, Item 4A, under the caption "Executive Officers and Directors of the Registrant" in this Report, and will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1. Election of Directors-Certain Information Concerning the Board of Directors," "-Certain Information Concerning Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 2001.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1. Election of Directors-Compensation of the Company's Board of Directors," "-Employment Agreements and Change of Control Provisions," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 2001.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Ownership of the Company's Securities" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 2001.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 2001.

                                   PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this Report:

        (1)    Financial Statements.

               The Financial Statements as set forth under Item 8 of this Annual Report on Form 10-K have been filed herewith, beginning on Page F-1 of this report.

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

 (b)    Reports on Form 8-K:

        The following Forms 8-K were filed during the period October 1, 2000 through December 31, 2000:

        (1) Filed October 2, 2000 (earliest event September 29, 2000) reporting in Item 2., the merger of the Company with its primary tenant, Old CCA, pursuant to the terms of an Agreement and Plan of Merger, dated June 30, 2000, by and among the Company, a wholly-owned subsidiary of the Company, and Old CCA, and the completion of certain related transactions in connection with the Restructuring.

        (2) Filed October 30, 2000 (earliest event October 25, 2000) reporting in Item 5., the issuance of approximately 1.6 million additional shares of Series B Preferred Stock in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year.

        (3) Filed November 28, 2000 (earliest event November 17, 2000) reporting in Item 5., amendments to the Company's Amended Bank Credit Facility, replacing the previously existing financial covenants.

        (4) Filed December 19, 2000 (earliest event December 14, 2000) reporting in Item 5., the execution of a Memorandum of Understanding with the plaintiffs in the Company's outstanding stockholder litigation providing for an amendment to the terms of the previously announced settlements.

        The following Form 8-K was filed subsequent to December 31, 2000:

        (1) Filed February 16, 2001 (earliest event February 13, 2001) reporting in Item 5., final court approvals of revised terms of the definitive agreements with respect to the settlement of a series of class action and derivative lawsuits brought against the Company by current and former stockholders of the Company and its predecessors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CORRECTIONS CORPORATION OF AMERICA

Date: April 16, 2001                 By: /s/John D. Ferguson
                                        -------------------
                                        John D. Ferguson, President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John D. Ferguson                                                                April 16, 2001
---------------------------------------------------------------                     ---------------------
John D. Ferguson, President and Chief Executive Officer                             April 16, 2001

/s/ Irving E. Lingo, Jr.                                                            April 16, 2001
---------------------------------------------------------------                     ---------------------
Irving E. Lingo Jr., Chief Financial Officer                                        April 16, 2001

/s/ William F. Andrews                                                              April 16, 2001
---------------------------------------------------------------                     ---------------------
William F. Andrews, Chairman of the Board and Director                              April 16, 2001

/s/ Jean-Pierre Cuny                                                                April 16, 2001
---------------------------------------------------------------                     ---------------------
Jean-Pierre Cuny, Director                                                          April 16, 2001

/s/ Joseph V. Russell                                                               April 16, 2001
---------------------------------------------------------------                     ---------------------
Joseph V. Russell, Director                                                         April 16, 2001

/s/ Lucius E. Burch, III                                                            April 16, 2001
---------------------------------------------------------------                     ---------------------
Lucius E. Burch, III, Director                                                      April 16, 2001

/s/ John D. Correnti                                                                April 16, 2001
---------------------------------------------------------------                     ---------------------
John D. Correnti, Director                                                          April 16, 2001

/s/ C. Michael Jacobi                                                               April 16, 2001
---------------------------------------------------------------                     ---------------------
C. Michael Jacobi, Director                                                         April 16, 2001

/s/ John R. Prann, Sr.                                                              April 16, 2001
---------------------------------------------------------------                     ---------------------
John R. Prann, Sr., Director                                                        April 16, 2001

/s/ Henri L. Wedell                                                                 April 16, 2001
---------------------------------------------------------------                     ---------------------
Henri L. Wedell, Director                                                           April 16, 2001

                                INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the "Commission") and are incorporated herein by reference.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS

2.1 Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America, a Tennessee corporation ("Old CCA"), CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), and Prison Realty Corporation, a Maryland corporation currently known as Corrections Corporation of America (the "Company") (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.2 Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA Acquisition Sub, Inc., a Tennessee corporation currently known as CCA of Tennessee, Inc. ("CCA of Tennessee"), PMSI Acquisition Sub, Inc., a Tennessee corporation ("PMSI Acquisition Sub"), JJFMSI Acquisition Sub, Inc. a Tennessee corporation ("JJFMSI Acquisition Sub"), and Corrections Corporation of America, a Tennessee corporation formerly known as Correctional Management Services Corporation ("Operating Company"), Prison Management Services, Inc., a Tennessee corporation ("PMSI"), and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI") (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28, 1999 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.3 Mutual Written Consent, dated as of June 30, 2000, to Terminate Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, and Operating Company, PMSI and JJFMSI (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

2.4 Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA of Tennessee, and Operating Company (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.5* Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and PMSI (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.6* Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and JJFMSI (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1*           Amended and Restated Charter of the Company.

3.2*           Second Amended and Restated Bylaws of the Company.

4.1 Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company (included as Exhibit 3.1 hereto) and Article II of the Second Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2 Specimen of certificate representing the Company's Common Stock (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by this reference).

4.3 Specimen of certificate representing the Company's 8.0% Series A Preferred Stock (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998 and incorporated herein by this reference).

4.4 Specimen of certificate representing the shares of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A (Commission File no. 001-16109), filed with the Commission on September 27, 2000 and incorporated herein by this reference).

4.5 Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities

              (previously filed as Exhibit 4.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ending June 30, 1999 (Commission File No. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

4.6 First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company's 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999 (Commission File No. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

4.7 Prison Realty Trust, Inc. Dividend Reinvestment and Stock Purchase Plan (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 (Commission File No. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.1 Amended and Restated Credit Agreement, dated as of August 4, 1999, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor, the several lenders from time to time party thereto, Lehman Commercial Paper Inc. ("Lehman"), as Administrative Agent, Societe Generale, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, SouthTrust Bank, N.A., as Co-Agent, and Lehman Brothers Inc., as Advisor, Lead Arranger, and as Book Manager (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (Commission File no. 0-25245), as filed with the Commission on August 17, 1999 and incorporated herein by this reference).

10.2 Waiver and Amendment, dated as of June 9, 2000, by and among the Company, as Borrower, certain of the Company's subsidiaries as Subsidiary Guarantors, certain of the Company's lenders, and Lehman, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.3 Consent and Amendment, dated as of November 17, 2000, by and among the Company, certain of the Company's subsidiaries as Subsidiary Guarantors, certain of the Company's lenders, and Lehman, as Administrative Agent (the "November 17, 2000 Consent and Amendment") (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on November 28, 2000 and incorporated herein by this reference).

10.4* Consent and Amendment, dated as of January 10, 2001, by and among the Company, certain of the Company's subsidiaries as Subsidiary Guarantors, certain of the Company's lenders, and Lehman, as Administrative Agent.

10.5* Amendment, dated as of March 13, 2001, by and among the Company, certain of the Company's subsidiaries as Subsidiary Guarantors, certain of the Company's lenders, and Lehman, as Administrative Agent.

10.6* Loan and Security Agreement, dated as of September 15, 2000, by and among Operating Company, as Borrower, certain of Operating Company's subsidiaries as Subsidiary Guarantors, certain lenders and Lehman, as Agent, with Consent and First Amendment, dated as of November 30, 2000, attached thereto.

10.7 Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.8 7.5% Convertible, Subordinated Note, due February 28, 2005, made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.9 Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K
              (File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.10* Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement.

10.11 Note Purchase Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as
               Exhibit 10.36 to the Company's Current Report on Form 8-K
              (Commission File no. 0-25245), filed with the Commission on
               January 6, 1999 and incorporated herein by this reference).

10.12 Registration Rights Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.37 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.13 Note from the Company made payable to MDP Ventures IV LLC, dated as of December 31, 1998, in the principal amount of $20.0 million (previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.14 Notes from the Company made payable to MDP Ventures IV LLC, and certain other purchasers, dated as of January 29, 1999, in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 1999 and incorporated herein by this reference).

10.15 Form of Waiver and Amendment, dated as of June 30, 2000, by and between the Company and MDP Ventures IV LLC, with form of replacement note and PIK note attached thereto as Exhibit B and D, respectively (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.16 Securities Purchase Agreement, dated as of December 26, 1999, by and between the Company, Operating Company, PMSI, and JJFMSI, on the one hand, and Prison Acquisition Company, L.L.C., on the other hand, including: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, Operating Company, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of the Company; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of the Company; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (v) as Exhibit E thereto, the Form of Warrant; (vi) as Exhibit F thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock; (vii) as Exhibit G thereto, the Form of Registration Rights Agreement; and (viii) as Exhibit H thereto, the Financing Commitment Letter (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28,1999 and incorporated herein by this reference).

10.17 First Amendment to Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Prison Acquisition Company, L.L.C., on the other hand (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on March 1, 2000 and incorporated herein by this reference).

10.18 Securities Purchase Agreement, effective as of April 16, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Pacific Life Insurance Company, on the other hand ("Pacific Life"), with the following exhibits attached: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, Operating Company, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of the Company; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of the Company; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock (filed therewith); (v) as Exhibit E thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (vi) as Exhibit F thereto, the Form of Warrant; and (vii) as Exhibit G thereto, the Form of Registration Rights Agreement (the Securities Purchase Agreement, together with items (ii), (iii), (iv), (v),
               (vi) and (vii), have been previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on April 18, 2000 and incorporated herein by this reference, with item (i) having been previously filed as Exhibit
               2.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28, 1999 and incorporated herein by this reference).

10.19 Mutual Termination and Release Agreement, dated as of June 30, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Pacific Life, on the other hand (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.20 Stock Purchase Agreement, dated as of June 30, 2000, by and between the Company and Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates (collectively, "Baron") (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.21 Stock Purchase Agreement, dated as of September 11, 2000, by and between the Company and Sodexho Alliance, S.A. ("Sodexho") (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.22 Master Agreement to Lease, dated as of January 1, 1999, by and between the Company, USCC, Inc. and Operating Company (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.23 Form of Lease Agreement by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.24 First Amendment to Master Agreement to Lease, dated as of December 31, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.25 Master Amendment to Lease Agreements, dated as of December 31, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.26 Second Master Amendment to Lease Agreements, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.27* Termination Agreement With Respect to Master Agreement to Lease and Lease Agreements, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee.

10.28* Master Agreement to Lease, dated as of December 31, 2000, by and between the Company, as landlord, and CCA of Tennessee, as tenant.

10.29 Services Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit
               10.16 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.30* Amended and Restated Services Agreement, dated as of March 5, 1999, by and between the Company and Operating Company.

10.31 Amendment Number One to Amended and Restated Services Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.32* Termination Agreement With Respect to Amended and Restated Services Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee.

10.33 Tenant Incentive Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.17 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.34 Amended and Restated Tenant Incentive Agreement, by and between the Company and Operating Company (previously filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (Commission File no. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.35 Amendment Number One to Amended and Restated Tenant Incentive Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.36* Termination Agreement With Respect to Amended and Tenant Incentive Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee.

10.37 Business Development Agreement, by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company's Quarterly Report on

               Form 10-Q for the quarterly period ended March 31, 1999 (Commission File no. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.38 Amendment Number One to Business Development Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.39* Termination Agreement With Respect to Business Development Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee.

10.40 Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and PMSI (previously filed as Exhibit 10.26 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.41* Amendment Number One to Administrative Services Agreement, dated as of September 29, 2000, by and between the Company and PMSI.

10.42 Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and JJFMSI (previously filed as Exhibit 10.27 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.43* Amendment Number One to Administrative Services Agreement, dated as of September 29, 2000, by and between the Company and JJFMSI.

10.44 Right to Purchase Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.45 Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Old CCA and Operating Company (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.46 Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Operating Company and Prison Management Services, LLC (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.47 Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Operating Company and Juvenile and Jail Facility Management

               Services, LLC (previously filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.48* Termination Agreement With Respect to Service Mark and Trade Name Use Agreement, dated as of September 29, 2000, by and between the Company, Operating Company, PMSI, JJFMSI and CCA of Tennessee.

10.49 Promissory Note, dated as of December 31, 1998, executed by Operating Company made payable to Old CCA in the principal amount of $137.0 million (previously filed as Exhibit 10.7 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.50 Guaranty Agreement, dated as of December 31, 1998, executed and delivered by Doctor R. Crants to Old CCA (previously filed as
               Exhibit 10.8 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.51 Old Prison Realty's 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.25 to Old Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.52 First Amendment to Old Prison Realty's 1997 Employee Share Incentive Plan (previously filed as Appendix B to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

10.53 Old Prison Realty's Non-Employee Trustees' Share Option Plan, as amended (previously filed as Exhibit 10.26 to Old Prison Realty's Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.54 Old Prison Realty's Non-Employee Trustees' Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty's Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.55 Non-Qualified Stock Option Plan of Old CCA, dated as of January 16, 1986, and related form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10(d) to Old CCA's Registration Statement on Form S-1 (Commission File no. 33-8052), filed with the Commission on August 15, 1986 and incorporated herein by this reference).

10.56 Old CCA's 1989 Stock Bonus Plan (previously filed as Exhibit 10(zz) to Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the

               Commission on March 30, 1990 and incorporated herein by this reference).

10.57 First Amendment to Old CCA's Non-Qualified Stock Option Plan, dated as of June 8, 1989 (previously filed as Exhibit 10(nnn) to Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 30, 1990 and incorporated herein by this reference).

10.58 Old CCA's Non-Employee Director Stock Option Plan (previously filed as Exhibit 10(yyyy) to Old CCA's Annual Report on Form 10-K (Commission File no. 0-15719), filed with the Commission on March 31, 1994 and incorporated herein by this reference).

10.59 First Amendment to Old CCA's 1991 Flexible Stock Option Plan, dated as of March 11, 1994 (previously filed as Exhibit 10.102 to Old CCA's Annual Report on Form 10-K (Commission File no. 1-13049), filed with the Commission on March 31, 1995 and incorporated herein by this reference).

10.60 Amended and Restated Old CCA 1989 Stock Bonus Plan, dated as of February 20, 1995 (previously filed as Exhibit 10.138 to Old CCA's Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 31, 1995 and incorporated herein by this reference).

10.61 Old CCA's 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA's Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.62 First Amendment to Amended and Restated Old CCA 1989 Stock Bonus Plan, dated as of November 3, 1995 (previously filed as Exhibit
               10.153 to Old CCA's Annual Report on Form 10-K (Commission File no. 1-13560), filed with the Commission on March 29, 1996 and incorporated herein by this reference).

10.63 Option Agreement, dated as of March 31, 1997, by and between Old CCA and Joseph F. Johnson, Jr. relating to the grant of an option to purchase 80,000 shares of Old CCA Common Stock (previously filed as Appendix B to Old CCA's definitive Proxy Statement relating to Old CCA's 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.64 Old CCA's Non-Employee Directors' Compensation Plan (previously filed as Appendix A to Old CCA's definitive Proxy Statement relating to Old CCA's 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.65 The Company's 2000 Stock Incentive Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

10.66 Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File no. 0-25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.67* Employment Agreement, dated as of December 6, 2000, by and between the Company and Irving E. Lingo, Jr.

10.68* Employment Agreement, dated as of August 3, 1999, by and between Operating Company and J. Michael Quinlan.

10.69 Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and the Company (previously filed as Exhibit
               10.28 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.70*         Amendment Number One to Employment Agreement with Doctor R.
               Crants, dated as of June 29, 2000, by and between the Company and Doctor R. Crants.

10.71          Severance Agreement, dated as of December 31, 1999, by and among
               D. Robert Crants, III, the Company and Operating Company (previously filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.72 Severance Agreement, dated as of December 31, 1999, by and among Michael W. Devlin, the Company and Operating Company (previously filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.73 Stock Acquisition Agreement, dated as of September 11, 2000, by and among the Company, Operating Company, PMSI, JJFMSI, Corrections Corporation of America (U.K.) Limited, a company incorporated in England and Wales ("CCA UK"), and Sodexho (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.74* Amendment Number One to Stock Acquisition Agreement, dated as of November 13, 2000, by and among the Company, CCA of Tennessee, PMSI, JJFMSI, CCA UK and Sodexho.

10.75 Option Agreement, dated as of September 11, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.76* Amendment Number One to Option Agreement, dated as of November 13, 2000, by and between JJFMSI and Sodexho.

10.77* Indemnity Agreement, dated as of September 29, 2000, by and between the Company and PMSI.

10.78* Indemnity Agreement, dated as of September 29, 2000, by and between the Company and JJFMSI.

10.79 Memorandum of Understanding, dated as of December 14, 2000, by and among attorneys for the Company and the plaintiffs in the outstanding stockholder litigation against the Company and certain of its existing and former directors and officers (the "Plaintiffs") (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File no. 0-25245), filed with the Commission on December 19, 2000 and incorporated herein by this reference).

10.80* Stock Purchase Agreement, dated as of April 10, 2001, by and among the Company; Abbey National Treasury Services plc, a public limited company incorporated in England and Wales and registered with company number 2338548; and Agecroft Properties (No. 2) Limited, a private limited company incorporated in England and Wales and registered with company number 4167343 ("API 2"), relating to the Company's sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a Tennessee corporation and wholly-owned subsidiary of the Company ("API"), to API 2.

21*            Subsidiaries of the Company.

23.1*          Consent of Arthur Andersen LLP.

24             Powers of Attorney (included on signature pages).

99.1 Letter to the Board of Directors of the Company, dated as of February 22, 2000, from Pacific Life (previously filed as Exhibit
               99.1 to the Company's Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on March 1, 2000 and incorporated herein by this reference).

99.2 Press release, dated as of June 30, 2000, relating to the mutual termination of the Pacific Life securities purchase agreement and the proposed restructuring of the Company (the "Restructuring") (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference).

99.3 Press release, dated as of July 31, 2000, regarding the termination of Doctor R. Crants as the Chief Executive Officer of the Company (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on July 31, 2000 and incorporated herein by this reference).

99.4 Press release, dated as of August 24, 2000, regarding execution of the Memorandum of Understanding (previously filed as Exhibit
               99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on August 29, 2000 and incorporated herein by this reference).

99.5 Press release, dated as of September 5, 2000, announcing the declaration of a dividend payable in shares of the Company's Series B Preferred Stock in connection with the Company's election to be taxed and to qualify as a REIT with respect to its 1999 taxable year (previously filed as (i) Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File no. 001-16109) filed with the Commission on September 8, 2000 and (ii) Exhibit
               99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 11, 2000 and incorporated herein by this reference).

99.6 Press release, dated as of September 25, 2000, announcing the distribution of a dividend payable in shares of the Company's Series B Preferred Stock in connection with the Company's election to be taxed and qualify as a REIT with respect to its 1999 taxable year (previously filed as (i) Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on September 26, 2000 and (ii) Exhibit 99.2 to the Company's Amended Registration Statement on Form 8-A (File no. 001-16109) filed with the Commission on September 27, 2000 and incorporated herein by this reference).

99.7 Press release, dated as of October 2, 2000, announcing the completion of the merger of Operating Company with and into a wholly owned subsidiary of the Company (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

99.8 Press release, dated as of October 2, 2000, announcing the conversion price of the Series B Preferred Stock during the initial conversion period (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

99.9 Press release, dated as of October 2, 2000, announcing an adjustment to the conversion price of the Series B Preferred Stock during the initial conversion period (previously filed as Exhibit 99.3 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 3, 2000 and incorporated herein by this reference).

99.10 Press release, dated as of October 25, 2000, announcing the distribution of additional shares of Series B Preferred Stock (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 30, 2000 and incorporated herein by this reference).

99.11 Press release, dated as of October 26, 2000, announcing the settlement of outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on October 30, 2000 and incorporated herein by this reference).

99.12 Press release, dated as of November 21, 2000, announcing the effectiveness of a the November 17, 2000 Consent and Amendment (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on November 28, 2000 and incorporated herein by this reference).

99.13 Press release, dated as of December 15, 2000, announcing the execution of the Memorandum of Understanding, dated as of December 14, 2000, by and among attorneys for the Company and the Plaintiffs (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on December 19, 2000 and incorporated herein by this reference).

99.14 Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 3:99-0458, issued by the United States District Court for the Middle District of Tennessee (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.15 Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 98-239-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as
               Exhibit 99.2 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.16 Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 99-1719-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as
               Exhibit 99.3 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.17 Company press release, dated February 13, 2001, announcing final court approvals of the definitive settlement agreements (previously filed as Exhibit 99.4 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.18* Press release, dated as of April 10, 2001, regarding the Company's sale of all of the issued and outstanding capital stock of API.

INDEX TO FINANCIAL STATEMENTS


COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS OF CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES (FORMERLY PRISON REALTY TRUST, INC.)

Report of Independent Public Accountants                                         F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999                     F-3
Combined and Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                                               F-4
Combined and Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                               F-6
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998                                               F-10
Notes to the Combined and Consolidated Financial Statements                      F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corrections Corporation of America (formerly Prison Realty Trust, Inc):

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA (formerly Prison Realty Trust, Inc.) (a Maryland corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related combined and consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 2 and 14, the Company has $1,152.6 million of debt outstanding, of which $14.6 million is contractually due in 2001 and $382.5 million matures on January 1, 2002. Although management has developed plans for addressing the January 1, 2002 debt maturity as discussed in Notes 2 and 14, there can be no assurance that management's plans will be successful and there can be no assurance that the Company will be able to refinance or renew its debt obligations maturing on January 1, 2002.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrections Corporation of America (formerly Prison Realty Trust, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As further explained in Note 4 to the combined and consolidated financial statements, the Company has given retroactive effect to a change in accounting for one of its investments from the cost method to the equity method based upon a change in control which occurred in 2000.


                                        ARTHUR ANDERSEN LLP

Nashville, Tennessee
April 16, 2001

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      (in thousands, except per share data)


                                        ASSETS                                                2000             1999
-----------------------------------------------------------------------------------       -----------      -----------

Cash and cash equivalents                                                                 $    20,889      $    84,493
Restricted cash                                                                                 9,209           24,409
Accounts receivable, net of allowance of $1,486 for 2000                                      132,306            5,105
Receivable from affiliates                                                                         --           29,891
Income tax receivable                                                                          32,662               --
Prepaid expenses and other current assets                                                      18,726            5,801
Assets held for sale under contract                                                            24,895               --
                                                                                          -----------      -----------
         Total current assets                                                                 238,687          149,699

Property and equipment, net                                                                 1,615,130        2,208,496

Notes receivable from Operating Company                                                            --          122,472
Other notes receivable                                                                          6,703            6,759
Investment in direct financing leases                                                          23,808           70,255
Assets held for sale                                                                          138,622               --
Goodwill                                                                                      109,006               --
Investment in affiliates                                                                           --          113,482
Other assets                                                                                   45,036           45,481
                                                                                          -----------      -----------

         Total assets                                                                     $ 2,176,992      $ 2,716,644
                                                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------

Accounts payable and accrued expenses                                                     $   243,312      $    67,595
Payable to Operating Company                                                                       --            3,316
Income taxes payable                                                                            8,437            5,476
Distributions payable                                                                           9,156            2,150
Current portion of long-term debt                                                              14,594            6,084
                                                                                          -----------      -----------
         Total current liabilities                                                            275,499           84,621

Long-term debt, net of current portion                                                      1,137,976        1,092,907
Deferred tax liabilities                                                                       56,450           32,000
Deferred gains on sales of contracts                                                               --          106,045
Other liabilities                                                                              19,052               --
                                                                                          -----------      -----------
         Total liabilities                                                                  1,488,977        1,315,573
                                                                                          -----------      -----------

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
  Series A - 4,300 shares issued and outstanding; stated at liquidation preference of
    $25.00 per share                                                                          107,500          107,500
  Series B - 3,297 shares issued and outstanding at December 31, 2000; stated at
    liquidation preference of $24.46 per share                                                 80,642               --
Common stock - $0.01 par value; 400,000 and 300,000 shares authorized; 235,395 and
    118,406 shares issued; and 235,383 and 118,394 shares outstanding at December 31,
    2000 and 1999, respectively                                                                 2,354            1,184
Additional paid-in capital                                                                  1,299,390        1,347,318
Deferred compensation                                                                          (2,723)             (91)
Retained deficit                                                                             (798,906)         (54,598)
Treasury stock, 12 shares, at cost                                                               (242)            (242)
                                                                                          -----------      -----------
         Total stockholders' equity                                                           688,015        1,401,071
                                                                                          -----------      -----------

         Total liabilities and stockholders' equity                                       $ 2,176,992      $ 2,716,644
                                                                                          ===========      ===========


              The accompanying notes are an integral part of these combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)


                                                              2000           1999           1998
                                                           ---------      ---------      ---------

REVENUE:
  Management and other                                     $ 261,774      $      --      $ 662,059
  Rental                                                      40,938        270,134             --
  Licensing fees from affiliates                               7,566          8,699             --
                                                           ---------      ---------      ---------
                                                             310,278        278,833        662,059
                                                           ---------      ---------      ---------
EXPENSES:
  Operating                                                  214,872             --        496,522
  General and administrative                                  21,241         24,125         28,628
  Lease                                                        2,443             --         58,018
  Depreciation and amortization                               59,799         44,062         14,363
  Licensing fees to Operating Company                            501             --             --
  Administrative service fee to Operating Company                900             --             --
  Write-off of amounts under lease arrangements               11,920         65,677             --
  Impairment losses                                          527,919         76,433             --
  Old CCA compensation charge                                     --             --         22,850
                                                           ---------      ---------      ---------
                                                             839,595        210,297        620,381
                                                           ---------      ---------      ---------

OPERATING INCOME (LOSS)                                     (529,317)        68,536         41,678
                                                           ---------      ---------      ---------

OTHER (INCOME) EXPENSE:
  Equity (earnings) loss and amortization of deferred
    gain, net                                                 11,638         (3,608)            --
  Interest (income) expense, net                             131,545         45,036         (2,770)
  Other income                                                (3,099)            --             --
  Strategic investor fees                                     24,222             --             --
  Unrealized foreign currency transaction loss                 8,147             --             --
  Loss on sales of assets                                      1,733          1,995             --
  Stockholder litigation settlements                          75,406             --             --
  Write-off of loan costs                                         --         14,567          2,043
                                                           ---------      ---------      ---------
                                                             249,592         57,990           (727)
                                                           ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES,
  MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                               (778,909)        10,546         42,405

  (Provision) benefit for income taxes                        48,002        (83,200)       (15,424)
                                                           ---------      ---------      ---------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                    (730,907)       (72,654)        26,981
  Minority interest in net loss of PMSI and JJFMSI               125             --             --
                                                           ---------      ---------      ---------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                               (730,782)       (72,654)        26,981

  Cumulative effect of accounting change, net of taxes            --             --        (16,145)
                                                           ---------      ---------      ---------

NET INCOME (LOSS)                                           (730,782)       (72,654)        10,836

  Distributions to preferred stockholders                    (13,526)        (8,600)            --
                                                           ---------      ---------      ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                                      $(744,308)     $ (81,254)     $  10,836
                                                           =========      =========      =========

                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)

                                   (Continued)

                                                        2000             1999            1998
                                                    -----------      -----------      ----------

BASIC NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS PER COMMON
  SHARE:
  Before cumulative effect of accounting change     $     (5.67)     $     (0.71)     $     0.38
  Cumulative effect of accounting change                     --               --           (0.23)
                                                    -----------      -----------      ----------
                                                    $     (5.67)     $     (0.71)     $     0.15
                                                    ===========      ===========      ==========

DILUTED NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS PER COMMON
  SHARE:
  Before cumulative effect of accounting change     $     (5.67)     $     (0.71)     $     0.34
  Cumulative effect of accounting change                     --               --           (0.20)
                                                    -----------      -----------      ----------
                                                    $     (5.67)     $     (0.71)     $     0.14
                                                    ===========      ===========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC                                    131,324          115,097          71,380
                                                    ===========      ===========      ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, DILUTED                                  131,324          115,097          78,939
                                                    ===========      ===========      ==========




         The accompanying notes are an integral part of these combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                    2000           1999           1998
                                                                 ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(730,782)     $ (72,654)     $  10,836
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   59,799         44,062         14,363
    Amortization of debt issuance costs                             15,684          7,901          1,610
    Deferred and other non-cash income taxes                       (13,767)        83,200        (40,719)
    Equity in (earnings) losses and amortization of deferred
      gain                                                          11,638         (3,608)          (535)
    Write-off of amounts under lease agreement                      11,920         65,677             --
    Write-off of loan costs                                             --         14,567          2,043
    Foreign currency transaction loss                                8,147             --             --
    Other non-cash items                                             3,595          3,679            757
    Loss on disposals of assets                                      1,733          1,995          1,083
    Gain on real estate transactions                                    --             --        (13,984)
    Asset impairment                                               527,919         76,433             --
    Old CCA compensation charge                                         --             --         22,850
    Cumulative effect of accounting change                              --             --         26,468
    Minority interest                                                 (125)            --             --
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, prepaid expenses and other assets        (4,728)        (2,732)       (39,678)
      Receivable from affiliates                                    28,864        (28,608)            --
      Income tax receivable                                        (32,662)        (9,490)           838
      Accounts payable and accrued expenses                         66,039        (32,302)        68,565
      Payable to Operating Company                                  (2,325)       (68,623)            --
      Other liabilities                                              2,488             --             --
                                                                 ---------      ---------      ---------
         Net cash provided by (used in) operating activities       (46,563)        79,497         54,497
                                                                 ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment, net                         (78,663)      (528,935)      (417,215)
  (Increase) decrease in restricted cash                            15,200         (7,221)            --
  Payments received on investments in affiliates                     6,686         21,668            603
  Issuance of note receivable                                         (529)        (6,117)        (1,549)
  Proceeds from sale of assets and businesses                        6,400         43,959         61,299
  Merger costs                                                          --             --        (26,270)
  Increase in other assets                                              --          3,536             --
  Cash acquired (used) in acquisitions                               6,938         21,894         (9,341)
  Cash acquired by Operating Company, PMSI and JJFMSI in
    sales of contracts                                                  --             --         (4,754)
  Payments received on direct financing leases and notes
    receivable                                                       5,517          3,643          4,713
                                                                 ---------      ---------      ---------
         Net cash used in investing activities                     (38,451)      (447,573)      (392,514)
                                                                 ---------      ---------      ---------

                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                   (Continued)

                                                                              2000           1999           1998
                                                                           ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net                                         29,089        566,558        181,849
  Payment of debt issuance costs                                             (11,316)       (59,619)        (9,485)
  Proceeds from issuance of common stock                                          --        131,977         66,148
  Proceeds from exercise of stock options and warrants                            --            166          2,099
  Preferred stock issuance costs                                                (403)            --             --
  Payment of dividends                                                        (4,586)      (217,654)            --
  Cash paid for fractional shares                                                (11)            --             --
  Purchase of treasury stock                                                 (13,356)            --         (7,600)
                                                                           ---------      ---------      ---------
        Net cash provided by (used in) financing activities                     (583)       421,428        233,011
                                                                           ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           (85,597)        53,352       (105,006)

CASH AND CASH EQUIVALENTS, beginning of year                                 106,486         31,141        136,147
                                                                           ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                                     $  20,889      $  84,493      $  31,141
                                                                           =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized of $8,330, $37,700 and
      $11,800 in 2000, 1999 and 1998, respectively)                        $ 132,798      $  28,022      $   4,424
                                                                           =========      =========      =========
    Income taxes                                                           $   2,453      $   9,490      $  44,341
                                                                           =========      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 The Company completed construction of a facility and entered into a direct financing lease:
        Investment in direct financing lease                               $ (89,426)     $      --      $      --
        Property and equipment                                                89,426             --             --
                                                                           ---------      ---------      ---------
                                                                           $      --      $      --      $      --
                                                                           =========      =========      =========

  The Company committed to a plan of disposal for certain long-lived assets:
        Assets held for sale                                               $(163,517)     $      --      $      --
        Investment in direct financing lease                                  85,722             --             --
        Property and equipment                                                77,795             --             --
                                                                           ---------      ---------      ---------
                                                                           $      --      $      --      $      --
                                                                           =========      =========      =========
  Property and equipment were acquired through the forgiveness of the direct financing lease receivable and the issuance of a credit toward future management fees:
        Accounts receivable                                                $      --      $      --      $   3,500
        Property and equipment                                                    --             --        (16,207)
        Investment in direct financing lease                                      --             --         12,707
                                                                           ---------      ---------      ---------
                                                                           $      --      $      --      $      --
                                                                           =========      =========      =========

  Property and equipment were acquired through the forgiveness of a note receivable:
        Note receivable                                                    $      --      $      --      $  57,624
        Property and equipment                                                    --             --        (58,487)
        Long-term debt                                                            --             --            863
                                                                           ---------      ---------      ---------
                                                                           $      --      $      --      $      --
                                                                           =========      =========      =========

                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                   (Continued)

                                                                                  2000              1999         1998
                                                                               ---------      ------------     --------
The Company issued debt to satisfy accrued default rate interest on a convertible note and to satisfy a payable for professional services:
      Short-term debt                                                          $   2,014      $         --     $     --
      Accounts payable and accrued expenses                                       (2,014)               --           --
                                                                               ---------      ------------     --------
                                                                               $      --      $         --     $     --
                                                                               =========      ============     ========

Long-term debt was converted into common stock:
      Other assets                                                             $      --      $      1,161     $      5
      Long-term debt                                                                  --           (47,000)      (5,800)
      Common stock                                                                    --                50           18
      Additional paid-in capital                                                      --            45,789        3,633
      Treasury stock, at cost                                                         --                --       51,029
      Retained earnings                                                               --                --      (48,885)
                                                                               ---------      ------------     --------
                                                                               $      --      $         --     $     --
                                                                               =========      ============     ========

The Company issued a preferred stock dividend to satisfy the REIT distribution requirements:
      Preferred stock - Series B                                               $ 183,872      $         --     $     --
      Additional paid-in capital                                                (183,872)               --           --
                                                                               ---------      ------------     --------
                                                                               $      --      $         --     $     --
                                                                               =========      ============     ========

Preferred stock was converted into common stock:
      Preferred stock - Series A                                               $      --      $         --     $   (380)
      Preferred stock - Series B                                                (105,471)               --           --
      Common stock                                                                   951                --            6
      Additional paid-in capital                                                 104,520                --          374
                                                                               ---------      ------------     --------
                                                                               $      --      $         --     $     --
                                                                               =========      ============     ========

The Company acquired the assets and liabilities of Operating Company, PMSI and JJFMSI for stock:
      Accounts receivable                                                      $(133,667)     $         --     $     --
      Receivable from affiliate                                                    9,027                --           --
      Income tax receivable                                                       (3,781)               --           --
      Prepaid expenses and other current assets                                     (903)               --           --
      Property and equipment, net                                                (38,475)               --           --
      Notes receivable                                                           100,756                --           --
      Goodwill                                                                  (110,596)               --           --
      Investment in affiliates                                                   102,308                --           --
      Deferred tax assets                                                         37,246                --           --
      Other assets                                                               (11,767)               --           --
      Accounts payable and accrued expenses                                      103,769                --           --
      Payable to Operating Company                                               (18,765)               --           --
      Distributions payable                                                           31                --           --
      Note payable to JJFMSI                                                       4,000                --           --
      Short-term debt                                                             23,876                --           --
      Deferred tax liabilities                                                     2,600                --           --
      Deferred gains on sales of contracts                                       (96,258)               --           --
      Other liabilities                                                           25,525                --           --
      Common stock                                                                   217                --           --
      Additional paid-in capital                                                  29,789                --           --
      Deferred compensation                                                       (2,884)               --           --
                                                                               ---------      ------------     --------
                                                                               $  22,048      $         --     $     --
                                                                               =========      ============     ========


                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                   (Continued)

                                                                              2000            1999           1998
                                                                        -------------     -----------      ---------

Stock warrants were exercised for shares of Old CCA's common stock:
      Other assets                                                      $          --     $        --      $   1,450
      Common stock                                                                 --              --             38
      Additional paid-in capital                                                   --              --         15,892
      Treasury stock, at cost                                                      --              --        (17,380)
                                                                        -------------     -----------      ---------
                                                                        $          --     $        --      $      --
                                                                        =============     ===========      =========

The Company acquired treasury stock and issued common stock in connection with the exercise of stock options:
      Additional paid-in capital                                        $          --     $       242      $      --
      Treasury stock, at cost                                                      --            (242)            --
                                                                        -------------     -----------      ---------
                                                                        $          --     $        --      $      --
                                                                        =============     ===========      =========

The Company acquired Old Prison Realty's assets and liabilities for stock:
      Restricted cash                                                   $          --     $   (17,188)     $      --
      Property and equipment, net                                                  --      (1,223,370)            --
      Other assets                                                                 --          22,422             --
      Accounts payable and accrued expenses                                        --          23,351             --
      Deferred gains on sales of contracts                                         --        (125,751)            --
      Long-term debt                                                               --         279,600             --
      Distributions payable                                                        --           2,150             --
      Common stock                                                                 --             253             --
      Preferred stock                                                              --         107,500             --
      Additional paid-in capital                                                   --         952,927             --
                                                                        -------------     -----------      ---------
                                                                        $          --     $    21,894      $      --
                                                                        =============     ===========      =========

Sales of contracts to Old CCA, PMSI and JJFMSI:
      Accounts receivable                                               $          --     $        --      $ 105,695
      Prepaid expenses                                                             --              --          5,935
      Deferred tax assets                                                          --              --          2,960
      Other current assets                                                         --              --         14,865
      Property and equipment, net                                                  --              --         63,083
      Notes receivable                                                             --              --       (135,854)
      Investment in affiliates                                                     --              --       (120,916)
      Other assets                                                                 --              --         10,124
      Accounts payable and accrued expenses                                        --              --        (57,347)
      Current portion of deferred gains on sales of contracts                      --              --         16,671
      Long-term debt                                                               --              --        (10,000)
      Deferred gains on sales of contracts                                         --              --        104,784
                                                                        -------------     -----------      ---------
                                                                        $          --     $        --      $      --
                                                                        =============     ===========      =========



         The accompanying notes are an integral part of these combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)


                                                             PREFERRED STOCK
                                        --------------------------------------------------------
                                                SERIES A                        SERIES B
                                        ------------------------        ------------------------
                                         SHARES          AMOUNT          SHARES          AMOUNT
                                        --------        --------        --------        --------
BALANCE, DECEMBER 31, 1997                  --          $     --           380           $ 380
                                         -----          --------          ----           -----
  Conversion of preferred stock             --                --          (380)           (380)
  Stock options and warrants
    exercised                               --                --            --              --
  Stock repurchased                         --                --            --              --
  Income tax benefits of
    incentive stock option
    exercises                               --                --            --              --
  Conversion of long-term debt              --                --            --              --
  Retirement of treasury stock              --                --            --              --
  Operating Company stock
    issued to Old CCA
    employees                               --                --            --              --
  Issuance of common stock                  --                --            --              --
  Compensation expense
    related to deferred stock
    awards and stock options                --                --            --              --
  Net income                                --                --            --              --
                                         -----          --------          ----           -----
BALANCE, DECEMBER 31, 1998                  --                --            --              --
                                         -----          --------          ----           -----

  Acquisition of Old Prison
    Realty                               4,300           107,500            --              --
  Effect of election of
    status as a real estate
    investment trust                        --                --            --              --
  Issuance of common stock                  --                --            --              --
  Issuance of restricted stock              --                --            --              --
  Stock options exercised                   --                --            --              --
  Conversion of long-term debt              --                --            --              --
  Shares issued to trustees                 --                --            --              --
  Compensation expense
    related to deferred stock
    awards and stock options                --                --            --              --
  Net loss                                  --                --            --              --
  Distributions to stockholders             --                --            --              --
                                         -----          --------          ----           -----
BALANCE, DECEMBER 31, 1999               4,300          $107,500            --           $  --
                                         -----          --------          ----           -----


                                                              COMMON STOCK
                                         -----------------------------------------------------------
                                                  ISSUED                         TREASURY STOCK
                                         -------------------------        --------------------------
                                          SHARES           AMOUNT          SHARES           AMOUNT
                                         --------         --------        --------         ---------
BALANCE, DECEMBER 31, 1997                70,201           $   702          (829)          $(40,842)
                                        --------           -------        ------           --------
  Conversion of preferred stock              610                 6            --                 --
  Stock options and warrants
    exercised                              5,161                52          (818)           (20,148)
  Stock repurchased                           --                --          (175)            (7,600)
  Income tax benefits of
    incentive stock option
    exercises                                 --                --            --                 --
  Conversion of long-term debt             1,805                18         1,075             51,029
  Retirement of treasury stock              (747)               (7)          747             17,561
  Operating Company stock
    issued to Old CCA
    employees                                 --                --            --                 --
  Issuance of common stock                 2,926                29            --                 --
  Compensation expense
    related to deferred stock
    awards and stock options                  --                --            --                 --
  Net income                                  --                --            --                 --
                                        --------           -------        ------           --------
BALANCE, DECEMBER 31, 1998                79,956               800            --                 --
                                        --------           -------        ------           --------

  Acquisition of Old Prison
    Realty                                25,316               253            --                 --
  Effect of election of
    status as a real estate
    investment trust                          --                --            --                 --
  Issuance of common stock                 7,981                79            --                 --
  Issuance of restricted stock                23                --            --                 --
  Stock options exercised                    146                 2           (12)              (242)
  Conversion of long-term debt             4,975                50            --                 --
  Shares issued to trustees                    9                --            --                 --
  Compensation expense
    related to deferred stock
    awards and stock options                  --                --            --                 --
  Net loss                                    --                --            --                 --
  Distributions to stockholders               --                --            --                 --
                                        --------           -------        ------           --------
BALANCE, DECEMBER 31, 1999               118,406           $ 1,184           (12)          $   (242)
                                        --------           -------        ------           --------


                                         ADDITIONAL                             RETAINED              TOTAL
                                           PAID-IN            DEFERRED          EARNINGS          STOCKHOLDERS'
                                           CAPITAL          COMPENSATION        (DEFICIT)             EQUITY
                                         -----------        ------------       -----------        ------------
BALANCE, DECEMBER 31, 1997               $   295,361           $  --           $ 92,475           $   348,076
                                         -----------           -----           --------           -----------
  Conversion of preferred stock                  374              --                 --                    --
  Stock options and warrants
    exercised                                 22,478              --             (1,733)                  649
  Stock repurchased                               --              --                 --                (7,600)
  Income tax benefits of
    incentive stock option
    exercises                                  4,475              --                 --                 4,475
  Conversion of long-term debt                 3,633              --            (48,885)                5,795
  Retirement of treasury stock               (17,554)             --                 --                    --
  Operating Company stock
    issued to Old CCA
    employees                                 22,850              --                 --                22,850
  Issuance of common stock                    66,119              --                 --                66,148
  Compensation expense
    related to deferred stock
    awards and stock options                     757              --                 --                   757
  Net income                                      --              --             10,836                10,836
                                         -----------           -----           --------           -----------
BALANCE, DECEMBER 31, 1998                   398,493              --             52,693               451,986
                                         -----------           -----           --------           -----------

  Acquisition of Old Prison
    Realty                                   952,927              --                 --             1,060,680
  Effect of election of
    status as a real estate
    investment trust                          52,693              --            (52,693)                   --
  Issuance of common stock                   131,898              --                 --               131,977
  Issuance of restricted stock                   468            (293)                --                   175
  Stock options exercised                        406              --                 --                   166
  Conversion of long-term debt                45,789              --                 --                45,839
  Shares issued to trustees                      125              --                 --                   125
  Compensation expense
    related to deferred stock
    awards and stock options                     229             202                 --                   431
  Net loss                                   (83,200)             --             10,546               (72,654)
  Distributions to stockholders             (152,510)             --            (65,144)             (217,654)
                                         -----------           -----           --------           -----------
BALANCE, DECEMBER 31, 1999               $ 1,347,318           $ (91)          $(54,598)          $ 1,401,071
                                         -----------           -----           --------           -----------


                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                   (Continued)

                                                         PREFERRED STOCK
                                   ------------------------------------------------------------
                                           SERIES A                          SERIES B
                                   ------------------------         ---------------------------
                                    SHARES          AMOUNT           SHARES             AMOUNT
                                   --------        --------         --------          ---------
  BALANCE, DECEMBER 31, 1999        4,300          $107,500              --           $      --
                                    -----          --------          ------           ---------
    Acquisition of
      Operating Company                --                --              --                  --
    Acquisition of PMSI                --                --              --                  --
    Acquisition of JJFMSI              --                --              --                  --
    Distribution to common
      stockholders                     --                --           7,517             183,872
    Conversion of series B
      preferred stock into
      common stock, net                --                --          (4,312)           (105,482)
    Compensation expense
      related to deferred
      stock awards and
      stock options                    --                --              --                  --
    Forfeiture of
      restricted stock                 --                --              --                  --
    Shares issued to                   --                --              --                  --
      trustees
    Dividends on preferred
      stock                            --                --              92               2,252
    Net loss                           --                --              --                  --
                                    -----          --------          ------           ---------
  BALANCE, DECEMBER 31, 2000        4,300          $107,500           3,297           $  80,642
                                    =====          ========          ======           =========

                                                         COMMON STOCK
                                   -------------------------------------------------------
                                            ISSUED                       TREASURY STOCK
                                   ------------------------         ----------------------
                                    SHARES          AMOUNT           SHARES        AMOUNT
                                   --------        --------         --------      --------
  BALANCE, DECEMBER 31, 1999        118,406          $1,184          (12)          $(242)
                                    -------          ------          ---           -----
    Acquisition of
      Operating Company              18,831             188           --              --
    Acquisition of PMSI               1,279              13           --              --
    Acquisition of JJFMSI             1,599              16           --              --
    Distribution to common
      stockholders                       --              --           --              --
    Conversion of series B
      preferred stock into
      common stock, net              95,051             951           --              --
    Compensation expense
      related to deferred
      stock awards and
      stock options                     176               2           --              --
    Forfeiture of
      restricted stock                   --              --           --              --
    Shares issued to
      trustees                           53              --           --              --
    Dividends on preferred
      stock                              --              --           --              --
    Net loss                             --              --           --              --
                                    -------          ------          ---           -----
  BALANCE, DECEMBER 31, 2000        235,395          $2,354          (12)          $(242)
                                    =======          ======          ===           =====

                                     ADDITIONAL                             RETAINED               TOTAL
                                      PAID-IN            DEFERRED           EARNINGS            STOCKHOLDERS'
                                      CAPITAL          COMPENSATION         (DEFICIT)              EQUITY
                                    -----------        ------------         ----------          ------------
  BALANCE, DECEMBER 31, 1999        $ 1,347,318           $   (91)          $ (54,598)          $ 1,401,071
                                    -----------           -------           ---------           -----------
    Acquisition of
      Operating Company                  28,580            (1,646)                 --                27,122
    Acquisition of PMSI                     537              (550)                 --                    --
    Acquisition of JJFMSI                   672              (688)                 --                    --
    Distribution to common
      stockholders                     (184,275)               --                  --                  (403)
    Conversion of series B
      preferred stock into
      common stock, net                 104,520                --                  --                   (11)
    Compensation expense
      related to deferred
      stock awards and
      stock options                       2,043               171                  --                 2,216
    Forfeiture of
      restricted stock                      (81)               81                  --                    --
    Shares issued to                         76                --                  --                    76
      trustees
    Dividends on preferred
      stock                                  --                --             (13,526)              (11,274)
    Net loss                                 --                --            (730,782)             (730,782)
                                    -----------           -------           ---------           -----------
  BALANCE, DECEMBER 31, 2000        $ 1,299,390           $(2,723)          $(798,906)          $   688,015
                                    ===========           =======           =========           ===========

         The accompanying notes are an integral part of these combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1.     ORGANIZATION AND OPERATIONS

       BACKGROUND AND FORMATION TRANSACTIONS

       Corrections Corporation of America (together with its subsidiaries, the "Company"), a Maryland corporation formerly known as Prison Realty Trust, Inc. ("New Prison Realty"), commenced operations as Prison Realty Corporation on January 1, 1999, following the mergers of each of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 (such mergers referred to collectively herein as the "1999 Merger").

       Prior to the 1999 Merger, Old Prison Realty had been a publicly traded entity operating as a real estate investment trust, or REIT, primarily in the business of owning and leasing prison facilities to private prison management companies and certain government entities. Prior to the 1999 Merger, Old CCA was also a publicly traded entity primarily in the business of owning, operating and managing prisons on behalf of government entities (as discussed further herein). Additionally, Old CCA had been Old Prison Realty's primary tenant.

       Immediately prior to the 1999 Merger, Old CCA sold all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation ("Operating Company"). Also immediately prior to the 1999 Merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC (subsequently merged with Prison Management Services, Inc.) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC (subsequently merged with Juvenile and Jail Facility Management Services, Inc.). Refer to Note 3 for a more detailed discussion of these transactions occurring immediately prior to the 1999 Merger.

       Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Also effective January 1, 1999, New Prison Realty entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of New Prison Realty's facilities and Operating Company would provide certain services to New Prison Realty. Refer to Note 5 for a more complete discussion of New Prison Realty's historical relationship with Operating Company.

       During 2000, the Company completed a comprehensive restructuring (the "Restructuring"). As part of the Restructuring, Operating Company was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). Immediately prior to the Operating Company Merger, Operating Company leased from New Prison Realty 35 correctional and detention facilities, with a total design capacity of 37,520 beds. Also in connection with the

       Restructuring, the Company amended its charter to, among other things, remove provisions relating to the Company's operation and qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America."

       From December 31, 1998 until September 1, 2000, the Company owned 100% of the non-voting common stock of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), both of which were privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name (together the "Service Companies"). The Company was entitled to receive 95% of each company's net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company's net income as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI's and JJFMSI's respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments of $8.3 million and $5.1 million, respectively.

       On December 1, 2000, the Company completed the acquisitions of PMSI and JJFMSI. PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,372 beds, all of which were in operation. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States and Puerto Rico and provided adult prison facility management services to certain international authorities in Australia and the United Kingdom. Immediately prior to the acquisition date, JJFMSI had contracts to manage 17 correctional and detention facilities with a total design capacity of 9,204 beds.

       OPERATIONS

       Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Following the completion of the 1999 Merger and through September 30, 2000, New Prison Realty specialized in acquiring, developing, owning and leasing correctional and detention facilities. Following the completion of the 1999 Merger and through September 30, 2000, Operating Company was a separately owned private prison management company that operated, managed and leased the substantial majority of facilities owned by New Prison Realty. As a result of the 1999 Merger and certain contractual relationships existing between New Prison Realty and Operating Company, New Prison Realty was dependent on Operating Company for a significant source of its income. In addition, New Prison Realty paid Operating Company for services rendered to New Prison Realty in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and New Prison Realty, the parties amended certain of the contractual agreements between New Prison Realty and Operating Company during 2000. For a more complete description of these amendments, see Note 5.

       As a result of the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a large variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

       As of March 15, 2001, the Company owned or managed 74 correctional and detention facilities with a total design capacity of approximately 67,000 beds in 22 states, the District of Columbia, Puerto Rico and the United Kingdom, of which 72 facilities were operating and two were under construction.

2.     FINANCIAL CONDITION

       After completion of the first quarter of 1999, the first quarter in which operations were conducted in the structure after the 1999 Merger, management of the Company and management of Operating Company determined that Operating Company had not performed as well as projected for several reasons: occupancy rates at its facilities were lower than in 1998; operating expenses were higher as a percentage of revenue than in 1998; and certain aspects of the Operating Company Leases adversely affected Operating Company. As a result, in May 1999, the Company and Operating Company amended certain of the agreements between them to provide Operating Company with additional cash flow. See Note 5 for further discussion of these amendments. The objective of these changes was to allow Operating Company to be able to continue to make its full lease payments, to allow the Company to continue to make dividend payments to its stockholders and to provide time for Operating Company to improve its operations so that it might ultimately perform as projected and be able to make its full lease payments to the Company.

       However, after these changes were announced, a chain of events occurred which adversely affected both the Company and Operating Company. The Company's stock price fell dramatically, resulting in the commencement of stockholder litigation against the Company and its former directors and officers. These events made it more difficult to raise capital. A lower stock price meant that the Company had more restricted access to equity capital, and the uncertainties caused by the falling stock price made it much more difficult to obtain debt financing. As described in Note 21, the Company has accrued the estimated maximum obligation of the contingency associated with the stockholder litigation. Also see Note 21 for further discussion of the stockholder lawsuits, and the settlements reached with the plaintiffs during the first quarter of 2001.

       In order to address its liquidity constraints, during the summer of 1999, the Company increased its line of credit facility from $650.0 million to $1.0 billion. One of the financing requirements in connection with this increase required that the Company raise $100.0 million in equity and Operating Company raise $25.0 million in equity in order for the Company to make the distributions in cash that would be necessary to enable the Company to qualify as a REIT with respect to its 1999 taxable year. See
       Note 14 for a further discussion of the Company's Amended Bank Credit Facility.

       In a further attempt to address the capital and liquidity constraints facing the Company and Operating Company, as well as concerns regarding the corporate structure and management of the Company, management elected to pursue strategic alternatives for the Company, including a restructuring led by a group of institutional investors consisting of an affiliate of Fortress

       Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"). Shortly after announcing the proposal led by Fortress/Blackstone, the Company received an unsolicited proposal from Pacific Life Insurance Company ("Pacific Life"). Fortress/Blackstone elected not to match the terms of the proposal from Pacific Life. Consequently, the securities purchase agreement was terminated, and the Company entered into an agreement with Pacific Life. The Pacific Life securities purchase agreement was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 Waiver and Amendment satisfied the terms of the agreement with Pacific Life. The Company also terminated the services of one of its financial advisors. See Note 21 for further information regarding the Company's potential obligations under its previous agreements with Fortress/Blackstone, Pacific Life, and the Company's financial advisor.

       Consequently, the Company determined to pursue a comprehensive restructuring without a third-party equity investment, and approved a series of agreements providing for the comprehensive restructuring of the Company. As further discussed in Note 14, the Restructuring included obtaining amendments to, and a waiver of existing defaults under, the Company's Amended Bank Credit Facility (the "June 2000 Waiver and Amendment") that resulted from the financial condition of the Company and Operating Company, the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company, and the previously announced restructuring transactions. In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants to the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including the Operating Company Merger, as further discussed in Note 3; the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year, as further discussed in Note 15; the restructuring of management; and the distribution of shares of Series B Cumulative Convertible Preferred Stock $0.01 par value per share (the "Series B Preferred Stock") in satisfaction of the Company's remaining 1999 REIT distribution requirement, as further discussed in Notes 13 and 18. As further discussed in Note 3, the June 2000 Waiver and Amendment also permitted the acquisitions of PMSI and JJFMSI. The Restructuring provides for a simplified corporate and financial structure while eliminating conflicts arising out of the landlord-tenant and debtor-creditor relationship that existed between the Company and Operating Company.

       In order to address existing and potential events of default under the Company's convertible subordinated notes resulting from the Company's financial condition and as a result of the proposed restructurings, during the second quarter of 2000, the Company obtained waivers and amendments to the provisions of the note purchase agreements governing the notes, as further discussed in Note 14. As further discussed in Note 14, in order to address existing and potential events of default under the Operating Company's revolving credit facility resulting from the financial condition of Operating Company and certain restructuring transactions, during the first quarter of 2000, Operating Company obtained a waiver of events of default.

       During the third quarter of 2000, the Company named a new president and chief executive officer, followed by a new chief financial officer in the fourth quarter. At the Company's 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the Company, including six independent directors.

       Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company's new management conducted strategic assessments; developed a strategic operating plan to improve the Company's financial position;

       developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale. As a result of these assessments, the Company recorded non-cash impairment losses totaling $508.7 million, as further discussed in Note 7.

       As further discussed in Note 14, during the fourth quarter of 2000, the Company obtained a consent and amendment to its Amended Bank Credit Facility to replace existing financial covenants. During the first quarter of 2001, the Company also obtained amendments to the Amended Bank Credit Facility, as further discussed in Note 14, to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of it obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, the Company amended the provisions to the note purchase agreement governing its $30.0 million convertible subordinated notes to replace previously existing financial covenants, as further discussed in Note 14, in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

       The Company believes that its operating plans and related projections are achievable, and would allow the Company to maintain compliance with its debt covenants during 2001. However, there can be no assurance that the Company will be able to maintain compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Additionally, the Company also has certain non-financial covenants which must be met in order to remain in compliance with its debt agreements. The Company's Amended Bank Credit Facility contains a non-financial covenant requiring the Company to consummate the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility located in Salford, England by March 31, 2001. The Agecroft transaction did not close by the required date. However, the covenant allows for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

       The Amended Bank Credit Facility also contains a non-financial covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization discussed above, the Company did not provide the audited financial statements within the required time period. However, the Company has obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $40.0 million convertible notes.

       Additional non-financial covenants, among others, include a requirement to use commercially reasonable efforts to (i) raise $100.0 million through equity or asset sales (excluding the securitization of lease payments or other similar transaction with respect to the Salford, England facility) on or before June 30, 2001, and (ii) register shares into which the $40.0 million convertible notes are convertible. The Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, primarily by attempting to sell certain assets, as discussed above. Subsequent to year-end, the Company completed the sale of a facility located in North Carolina for approximately $25 million, as discussed in Note 8. The Company is currently evaluating and would also consider a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. The Company expects to use the net proceeds from these transactions to pay-down debt under the Amended Bank Credit Facility. Management also intends to take the necessary actions to achieve compliance with the covenant regarding the registration of shares.

       The revolving loan portion of the Amended Bank Credit Facility of $382.5 million matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying consolidated balance sheet at December 31, 2000. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

       While management has developed strategic operating plans to deal with the uncertainties facing the Company and to remain in compliance with its debt covenants, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants during 2001. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002.

       Due to certain cross-default provisions contained in certain of the Company's debt instruments (as further discussed in Note 14), if the Company were to be in default under the Amended Bank Credit Facility and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's $100.0 million senior notes or the Company's aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 million convertible subordinated notes, even if the lenders under the Amended Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

3.     MERGER TRANSACTIONS

       THE 1999 MERGER

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to Operating Company all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and the Company and Operating Company entered into a series of agreements as more fully described in Note 5. In exchange, Old CCA received a $137.0 million promissory note payable by Operating Company (the "CCA Note") and 100% of the non-voting common stock of Operating Company. The non-voting common stock represented a 9.5% economic interest in Operating Company and was valued at the implied fair market value of $4.8 million. The Company succeeded to these interests as a result of the 1999 Merger. The sale to Operating Company generated a deferred gain of $63.3 million. See Note 5 for discussion of the accounting for the CCA Note, the deferred gain and for discussion of other relationships between the Company and Operating Company.

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Prison Management Services, LLC ("PMS, LLC"), certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities. In exchange, Old CCA received 100% of the non-voting membership interest in PMS, LLC, valued at the implied fair market value of $67.1 million. On January 1, 1999, PMS, LLC merged with PMSI and all PMS, LLC membership interests were converted into a similar class of stock in PMSI. The Company succeeded to this ownership interest as a result of the 1999 Merger. The sale to PMSI generated a deferred gain of $35.4 million.

       On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Juvenile and Jail Facility Management Services, LLC ("JJFMS, LLC"), certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities, as well as Old CCA's international operations. In exchange, Old CCA received 100% of the non-voting membership interest in JJFMS, LLC valued at the implied fair market value of $55.9 million. On January 1, 1999, JJFMS, LLC merged with JJFMSI and all JJFMS, LLC membership interests were converted into a similar class of stock in JJFMSI. The Company succeeded to this ownership interest as a result of the 1999 Merger. The sale to JJFMSI generated a deferred gain of $18.0 million.

       On December 31, 1998, Old CCA merged with and into New Prison Realty. In the 1999 Merger, each share of Old CCA's common stock was converted into the right to receive 0.875 share of New Prison Realty's common stock. On January 1, 1999, Old Prison Realty merged with and into New Prison Realty in the 1999 Merger. In the 1999 Merger, Old Prison Realty shareholders received 1.0 share of common stock or 8.0% Series A Cumulative Preferred Stock ("Series A Preferred Stock") of the Company in exchange for each Old Prison Realty common share or 8.0% Series A Cumulative Preferred Share.

       The first step of the 1999 Merger was accounted for as a reverse acquisition of New Prison Realty by Old CCA and as an acquisition of Old Prison Realty by New Prison Realty. As such, Old CCA's assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA's historical financial statements be presented as the Company's historical financial statements prior to January 1, 1999. The historical equity section of the financial statements and earnings per share have been retroactively restated to reflect the Company's equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies' common stock. Old Prison Realty's assets and liabilities acquired in the second step of the 1999 Merger have been recorded at fair market value, as required by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").

       THE 2000 OPERATING COMPANY MERGER AND RESTRUCTURING TRANSACTIONS

       In order to address liquidity and capital constraints, the Company entered into a series of agreements providing for the comprehensive restructuring of the Company. As a part of this Restructuring, the Company entered into an agreement and plan of merger with Operating Company, dated as of June 30, 2000, providing for the Operating Company Merger.

       Effective October 1, 2000, New Prison Realty and Operating Company completed the Operating Company Merger in accordance with an agreement and plan of merger, after New Prison Realty's stockholders approved the agreement and plan of merger on September 12, 2000. In connection with the completion of the Operating Company Merger, New Prison Realty amended its charter to, among other things:

       - remove provisions relating to its qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year,

       -      change its name to "Corrections Corporation of America" and

       -      increase the amount of its authorized capital stock.

       Following the completion of the Operating Company Merger, Operating Company ceased to exist, and the Company and its wholly-owned subsidiary began operating collectively under the "Corrections Corporation of America" name. Pursuant to the terms of the agreement and plan of merger, the Company issued approximately 7.5 million shares of its common stock valued at approximately $10.6 million to the holders of Operating Company's voting common stock at the time of the completion of the Operating Company Merger.

       On October 1, 2000, immediately prior to the completion of the Operating Company Merger, the Company purchased all of the shares of Operating Company's voting common stock held by the Baron Asset Fund ("Baron") and Sodexho Alliance S.A., a French conglomerate ("Sodexho"), the holders of approximately 34% of the outstanding common stock of Operating Company, for an aggregate of $16.0 million in non-cash consideration, consisting of an aggregate of approximately 11.3 million shares of the Company's common stock. In addition, the Company issued to Baron warrants to purchase approximately 1.4 million shares of the Company's common stock at an exercise price of $0.01 per share and warrants to purchase approximately 0.7 million shares of the Company's common stock at an exercise price of $1.41 per share in consideration for Baron's consent to the Operating Company Merger. The warrants issued to Baron were valued at approximately $2.2 million. In addition, in the Operating Company Merger, the Company assumed the obligation to issue up to approximately 0.8 million shares of its common stock, at an exercise price of $3.33 per share, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company.

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

       The Operating Company Merger was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $75.3 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $1.6 million, a contract acquisition costs asset of approximately $1.5 million and a contract values liability of approximately $26.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the value of the Company's common stock and warrants issued in the transaction, the Company's net carrying amount of the CCA Note as of the date of acquisition (which has been extinguished), the Company's net carrying amount of deferred gains and receivables/payables between the Company and Operating Company as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $87.0 million was reflected as goodwill. See Note 4 regarding amortization of the Company's intangibles.

       As a result of the Restructuring, all existing Operating Company Leases (as defined in Note 5), the Tenant Incentive Agreement, the Trade Name Use Agreement, the Right to Purchase Agreement, the Services Agreement and the Business Development Agreement (each as defined in Note 5) were cancelled. In addition, all outstanding shares of Operating Company's non-voting common stock, all of which shares were owned by the Company, were cancelled in the Operating Company Merger.

       In connection with the Restructuring, in September 2000 a wholly-owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI which was held by Privatized Management Services Investors, LLC, an outside entity controlled by a director of PMSI and members of the director's family, for a cash purchase price of $8.0 million. In addition, PMSI and its wholly-owned subsidiary paid the chief manager of Privatized Management Services Investors, LLC $150,000 as compensation for expenses incurred in connection with the transaction, as well as $125,000 in consideration for the chief manager's agreement not to engage in a business competitive to the business of PMSI for a period of one year following the completion of the transaction. Also in connection with the Restructuring, in September 2000 a wholly-owned subsidiary of JJFMSI purchased 85% of the outstanding voting common stock of JJFMSI which was held by Correctional Services Investors, LLC, an outside entity controlled by a director of JJFMSI, for a cash purchase price of $4.8 million. In addition, JJFMSI and its wholly-owned subsidiary paid the chief manager of Correctional Services Investors, LLC $250,000 for expenses incurred in connection with the transaction.

       As a result of the acquisitions of PMSI and JJFMSI on December 1, 2000, all shares of PMSI and JJFMSI voting and non-voting common stock held by the Company and certain subsidiaries of PMSI and JJFMSI were cancelled. In connection with the acquisition of PMSI, the Company issued approximately 1.3 million shares of its common stock valued at approximately $0.6 million to the wardens of the correctional and detention facilities operated by PMSI who were the remaining shareholders of PMSI. Shares of the Company's common stock owned by the PMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In connection with the acquisition of JJFMSI, the Company issued approximately 1.6 million shares of its common stock valued at approximately $0.7 million to the wardens of the correctional and detention facilities operated by JJFMSI who were the remaining shareholders of JJFMSI. Shares of the Company's common stock owned by the JJFMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan.

       The acquisition of PMSI was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $43.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition costs asset of approximately $0.7 million and a contract values asset of approximately $4.0 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company's investment in PMSI less the Company's net carrying amount of deferred gains and receivables/payables between the Company and PMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $12.2 million was reflected as goodwill. See Note 4 regarding amortization of the Company's intangibles.

       The acquisition of JJFMSI was also accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $38.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition costs asset of approximately $0.5 million and a contract values liability of approximately $3.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company's investment in JJFMSI less the Company's net carrying amount of deferred gains and receivables/payables between the Company and JJFMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $11.4 million was reflected as goodwill. See Note 4 regarding amortization of the Company's intangibles.

       As a part of the Restructuring, CCA (UK) Limited, a company incorporated in England and Wales ("CCA UK") and a wholly-owned subsidiary of JJFMSI, sold its 50% ownership interest in two international subsidiaries, Corrections Corporation of Australia Pty. Ltd., an Australian corporation ("CCA Australia"), and U.K. Detention Services Limited, a company incorporated in England and Wales ("UKDS"), to Sodexho on November 30, 2000 and December 7, 2000, respectively, for an aggregate cash purchase price of $6.4 million. Sodexho already owned the remaining 50% interest in each of CCA Australia and UKDS. The purchase price of $6.4 million included $5.0 million for the purchase of UKDS and $1.4 million for the purchase of CCA Australia. JJFMSI's book basis in UKDS was $3.4 million, which resulted in a $1.6 million gain in the fourth quarter of 2000. JJFMSI's book basis in CCA Australia was $5.0 million, which resulted in a $3.6 million loss, which was recognized as a loss on sale of assets during the third quarter of 2000. In connection with the sale of CCA UK's interest in CCA Australia and UKDS to Sodexho, Sodexho granted JJFMSI an option to repurchase a 25% interest in each entity at any time prior to September 11, 2002 for aggregate cash consideration of $4.0 million if such option is exercised on or before February 11, 2002, and for aggregate cash consideration of $4.2 million if such option is exercised after February 11, 2002 but prior to September 11, 2002.

       The following unaudited pro forma operating information presents a summary of comparable results of combined operations of the Company, Operating Company, PMSI and JJFMSI for the years ended December 31, 2000 and 1999 as if the Operating Company Merger and acquisitions of PMSI and JJFMSI had collectively occurred as of the beginning of the periods presented. The unaudited information includes the dilutive effects of the Company's common stock issued in the Operating Company Merger and the acquisitions of PMSI and JJFMSI as well as the amortization of the intangibles recorded in the Operating Company Merger and the acquisition of PMSI and JJFMSI, but excludes: (i) transactions or the effects of transactions between the Company, Operating Company, PMSI and JJFMSI including rental payments, licensing fees, administrative service fees and tenant incentive fees; (ii) the Company's write-off of amounts under lease arrangements; (iii) the Company's recognition of deferred gains on sales of contracts; (iv) the Company's recognition of equity in earnings or losses of Operating Company, PMSI and JJFMSI; (v) non-recurring merger costs expensed by the Company; (vi) strategic investor fees expensed by the Company; (vii) excise taxes accrued by the Company in 1999 related to its status as a REIT; and (viii) the Company's provisions for changes in tax status in both 1999 and 2000. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Operating Company Merger and acquisitions of PMSI and JJFMSI, in fact, collectively occurred at the beginning of the periods presented.

                                                          PRO FORMA FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                            2000               1999
                                                         -----------        -----------
                                                         (unaudited)       (unaudited)
         Revenue                                          $ 891,680         $ 782,335
         Operating loss                                   $(481,026)        $ (10,167)
         Net loss available to common stockholders        $(578,174)        $ (57,844)
         Net loss per common share:
             Basic                                        $   (3.90)        $   (0.42)
             Diluted                                      $   (3.90)        $   (0.42)

       The unaudited pro forma information presented above does not include adjustments to reflect the dilutive effects of the fourth quarter of 2000 conversion of the Company's Series B Preferred Stock into approximately
       95.1 million shares of the Company's common stock as if those conversions occurred at the beginning of the periods presented. Additionally, the unaudited pro forma information does not include the dilutive effects of the Company's potentially issuable common shares such as convertible debt and equity securities, options and warrants as the provision of SFAS 128 prohibit the inclusion of the effects of potentially issuable shares in periods that a company reports losses from continuing operations. The unaudited pro forma information also does not include the dilutive effects of the expected issuance of 46.9 million shares of the Company's common stock in connection with the proposed settlement of the Company's stockholder litigation.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The combined and consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. The Company's results of operations for all periods prior to January 1, 1999 reflect the operating results of Old CCA as a prison management company, while the results of operations for 1999 reflect the operating results of the Company as a REIT. Management believes the comparison between 1999 and prior years is not meaningful because the prior years' financial condition, results of operations, and cash flows reflect the operations of Old CCA and the 1999 financial condition, results of operations and cash flows reflect the operations of the Company as a REIT.

       Further, management believes the comparison between 2000 and prior years is not meaningful because the 2000 financial condition, results of operations and cash flows reflect the operation of the Company as a subchapter C corporation, and which, for the period from January 1, 2000 through September 30, 2000, included real estate activities between the Company and Operating Company during a period of severe liquidity problems, and as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition, results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of the Service

       Companies as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000. The resulting increase in the Company's assets and liabilities as of September 1, 2000 as a result of combining the balance sheets of PMSI and JJFMSI has been treated as a non-cash transaction in the accompanying combined statement of cash flows for the year ended December 31, 2000, with the September 1, 2000 cash balances of PMSI and JJFMSI included in "cash and cash equivalents, beginning of year." Consistent with the Company's previous financial statement presentations, the Company has presented its economic interests in each of PMSI and JJFMSI under the equity method for all periods prior to September 1, 2000. All material intercompany transactions and balances have been eliminated in combining the consolidated financial statements of the Company and its wholly-owned subsidiaries with the respective financial statements of PMSI and JJFMSI.

       Although the Company's consolidated results of operations and cash flows presented in the accompanying financial statements are presented on a combined basis with the results of operations and cash flows of PMSI and JJFMSI, the Company did not control the assets and liabilities of either PMSI or JJFMSI. Additionally, the Company was only entitled to receive dividends on its non-voting common stock upon declaration by the respective boards of directors of PMSI and JJFMSI.

       Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

       CASH AND CASH EQUIVALENTS

       The Company considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

       RESTRICTED CASH

       Restricted cash at December 31, 2000 was $9.2 million, of which $7.0 million represents cash collateral for a guarantee agreement and $2.2 million represents cash collateral for outstanding letters of credit. Restricted cash at December 31, 1999 was $24.4 million, of which $15.5 million represented cash collateral for an irrevocable letter of credit issued in connection with the construction of a facility and $6.9 million represented cash collateral for a guarantee agreement. The remaining $2.0 million represented cash collateral for outstanding letters of credit.

       PROPERTY AND EQUIPMENT

       Property and equipment is carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by APB 16. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction of major facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

             Land improvements                                   5 - 20 years
             Buildings and improvements                          5 - 50 years
             Equipment                                           3 -  5 years
             Office furniture and fixtures                            5 years

       ASSETS HELD FOR SALE

       Assets held for sale are carried at the lower of cost or estimated fair value less estimated cost to sell. Depreciation is suspended during the period held for sale.

       INTANGIBLE ASSETS

       Intangible assets primarily include goodwill, value of workforce, contract acquisition costs, and contract values established in connection with certain business combinations. Goodwill represents the cost in excess of the net assets of businesses acquired. Goodwill is amortized into amortization expense over fifteen years using the straight-line method. Value of workforce, contract acquisition costs and contract values represent the estimated fair values of the identifiable intangibles acquired in the Operating Company Merger and in the acquisitions of the Service Companies. Value of workforce is amortized into amortization expense over estimated useful lives ranging from 23 to 38 months using the straight-line method. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three to 227 months. The Company periodically reviews the value of its intangible assets to determine if an impairment has occurred. The Company determines if a potential impairment of intangible assets exists based on the estimated undiscounted value of expected future operating cash flows in relation to the carrying values. The Company does not believe that impairments of intangible assets have occurred. The Company also periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of intangible assets.

       ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. See Note 7 for discussion of impairment of long-lived assets.

       INVESTMENT IN DIRECT FINANCING LEASES

       Investment in direct financing leases represents the portion of the Company's management contracts with certain governmental agencies that represent capitalized lease payments on building and equipment. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company's investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

       INVESTMENT IN AFFILIATES

       Investments in affiliates that are equal to or less than 50%-owned over which the Company cannot exercise significant influence are accounted for using the equity method of accounting. For the period from January 1, 1999 through August 31, 2000, the investments in the Service Companies were accounted for under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies are presented on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

       Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18.

       DEBT ISSUANCE COSTS

       Debt issuance costs are amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt.

       DEFERRED GAINS ON SALES OF CONTRACTS

       Deferred gains on sales of contracts were generated as a result of the sale of certain management contracts to Operating Company, PMSI and JJFMSI. The Company previously amortized these deferred gains into income in accordance with SAB 81. The deferred gain from the sale to Operating Company was to be amortized concurrently with the receipt of the principal payments on the CCA Note, over a six-year period beginning December 31, 2003. As of the date of the Operating Company Merger, the Company had not recognized any of the deferred gain from the sale to Operating Company. The deferred gains from the sales to PMSI and JJFMSI had been amortized over a five year period commencing January 1, 1999, which represented the average remaining lives of the contracts sold to PMSI and JJFMSI, plus any contractual renewal options. Effective with the Operating Company Merger and the acquisitions of PMSI and JJFMSI, the Company applied the unamortized balances of the deferred gains on sales of contracts in accordance with the purchase method of accounting under APB 16.

       MANAGEMENT AND OTHER REVENUE

       The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. The Company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility contracts contain clauses which allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned.

       RENTAL REVENUE

       Rental revenues are recognized based on the terms of the Company's leases. Tenant incentive fees paid to lessees, including Operating Company prior to the Operating Company Merger, are deferred and amortized as a reduction of rental revenue over the term of related leases. During 1999, due to Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the tenant incentive fees due to Operating Company, totaling $65.7 million for the year ended December 31, 1999. Tenant incentive fees due to Operating Company during 2000 totaling $11.9 million were expensed as incurred.

       START-UP COSTS

       In accordance with the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all start-up costs as incurred in operating expenses. During 1998, the Company recorded a $16.1 million charge as a cumulative effect of accounting change, net of taxes of $10.3 million, upon adoption of this Statement for the effect of this change on periods through December 31, 1997.

       INCOME TAXES

       Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. For the year ended December 31, 1999, the Company elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company was generally not subject to income tax on its taxable income at corporate rates to the extent it distributed annually at least 95% of its taxable income to its shareholders and complied with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying 1999 consolidated financial statements. The Company's election of REIT status for the taxable year ended December 31, 1999 is subject to review by the Internal Revenue Service ("IRS"), generally for a period of three years from the date of filing of its 1999 tax return. In connection with the Restructuring, on September 12, 2000, the Company's stockholders approved an amendment to the Company's charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. The

       Company will be taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000.

       Prior to the 1999 Merger, Old CCA operated as a taxable corporation for federal income tax purposes since its inception. Subsequent to the 1999 Merger the Company elected to change its tax status to a REIT effective with the filing of its 1999 federal income tax return. Although the Company recorded a provision for income taxes during 1999 reflecting the removal of net deferred tax assets on the Company's balance sheet as of December 31, 1998, as a REIT, the Company was no longer subject to federal income taxes, so long as the Company continued to qualify as a REIT under the Internal Revenue Code. Therefore, no income tax provision was incurred, nor benefit realized, relating to the Company's operations for the year ended December 31, 1999. However, in order to qualify as a REIT, the Company was required to distribute the accumulated earnings and profits of Old CCA. See Note 13 for further information. In connection with the Restructuring, the Company's stockholders approved an amendment to the Company's charter to, among other things, remove provisions relating to the Company's operation and qualification as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2000. The Company recognized an income tax provision during the third quarter of 2000 for establishing net deferred tax liabilities in connection with the change in tax status, net of a valuation allowance applied to certain deferred tax assets. The Company expects to continue to operate as a taxable corporation in future years.

       FOREIGN CURRENCY TRANSACTIONS

       During 2000, a wholly-owned subsidiary of the Company entered into a 25-year property lease with Agecroft Prison Management, Ltd. ("APM") in connection with the construction and development of the Company's HMP Forrest Bank facility, located in Salford, England. The Company also extended a working capital loan to the operator of this facility. These assets along with various other short-term receivables are denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. Realized foreign currency gains or losses are recognized in operating expenses when the direct financing lease payments are received. On April 10, 2001, the Company sold its interest in the facility located in Salford, England.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2000 and 1999, there were no differences between the carrying amounts and the estimated fair values of the Company's financial instruments, other than as follows (in thousands):

                                                                             DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                           2000                                    1999
                                             ----------------------------------     -----------------------------------
                                                CARRYING                               CARRYING
                                                 AMOUNT            FAIR VALUE           AMOUNT            FAIR VALUE
                                             ----------------    --------------     ---------------    ----------------
      Investment in direct financing
        leases                                $      24,877      $     17,541       $      74,059      $      62,650
      Debt                                    $  (1,152,570)     $   (844,334)      $  (1,098,991)     $  (1,103,171)
      Interest rate swap arrangement          $          --      $     (5,023)      $          --      $       2,407

       USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       CONCENTRATION OF CREDIT RISKS

       The Company's credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and investment in direct financing leases. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company's accounts receivable and investment in direct financing leases represent amounts due primarily from governmental agencies. The Company's financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

       Approximately 13% and 84% of the Company's revenue for the year ended December 31, 2000 relates to amounts earned under lease arrangements from tenants (primarily Operating Company) and federal, state and local government management contracts, respectively. Approximately 20% and 52% of the Company's revenue was from federal and state governments, respectively, for the year ended December 31, 2000. Management revenue from the Federal Bureau of Prisons ("BOP") represents approximately 11% of total revenue. No other customer generated more than 10% of total revenue.

       Approximately 95% of the Company's revenue for the year ended December 31, 1999 relates to amounts earned under lease arrangements from tenants, primarily Operating Company. Approximately 96% of Old CCA's revenue for the year ended December 31, 1998 related to amounts earned from federal, state and local governmental management and transportation contracts. Old CCA had revenue of 18% from federal governments and 65% from state governments for the year ended December 31, 1998. One state government accounted for 10% of Old CCA's revenue for the year ended December 31, 1998.

       COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company's adoption of SFAS 130, effective January 1, 1998, has had no significant impact on the Company's results of operations as comprehensive income (loss) has been equivalent to the Company's reported net income (loss) for the years ended December 31, 2000, 1999 and 1998.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company's derivative instruments include an interest rate swap agreement and, subject to the expiration of a court appeals process, an 8.0%, $29.0 million promissory note expected to be issued in 2001 to plaintiffs arising from the settlement of a series of stockholder lawsuits against the Company and certain of its existing and former directors and executive officers.

       Beginning January 1, 2001, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the interest rate protection agreement on a quarterly basis. The Company estimates the fair value of interest rate protection agreements using option-pricing models that value the potential for interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of December 31, 2000, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $5.0 million.

       As further discussed in Note 21, the ultimate liability relating to the $29.0 million promissory note and related interest will be determined on the future issuance date and thereafter, based upon fluctuations in the Company's common stock price. If the promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings, the change in the estimated fair value of the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the stockholder litigation in the accompanying balance sheet as of December 31, 2000, the adoption of SFAS 133, as amended, may have a material impact on the Company's consolidated financial position and results of operations if the fair value is deemed to be significantly different than the carrying amount of the liability at December 31, 2000. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the promissory note is determined.

       RECLASSIFICATIONS

       Certain reclassifications of 1999 and 1998 amounts have been made to conform with the 2000 presentation.

5.     HISTORICAL RELATIONSHIP WITH OPERATING COMPANY

       Operating Company was a private prison management company that operated, managed and leased the substantial majority of facilities owned by the Company from January 1, 1999 through

       September 30, 2000. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company was dependent on Operating Company for a significant source of its income. In addition, the Company was obligated to pay Operating Company tenant incentive fees and fees for services rendered to the Company in the development of its correctional and detention facilities. As of September 30, 2000 (immediately prior to the Operating Company Merger), Operating Company leased 37 of the 46 operating facilities owned by the Company.

       CCA NOTE

       As discussed in Note 3, the Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note was payable annually at an interest rate of 12%. Principal was due in six equal annual installments of approximately $22.8 million beginning December 31, 2003. Ten percent of the outstanding principal of the CCA Note was personally guaranteed by the Company's former chief executive officer, who also served as the chief executive officer and a member of the board of directors of Operating Company. As of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Pursuant to the terms of the CCA Note, Operating Company was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of Operating Company's revolving credit facility, Operating Company was prohibited from making the scheduled interest payment on the CCA Note when Operating Company was not in compliance with certain financial covenants under the facility. Pursuant to the terms of the subordination agreement between the Company and the agent of Operating Company's revolving credit facility, the Company was prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as Operating Company's revolving credit facility remained outstanding. The Company fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999.

       On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave interest due under the CCA Note. The Company forgave $27.4 million of interest accrued under the terms of the CCA Note from January 1, 1999 to August 31, 2000, all of which had been fully reserved. The Company also fully reserved the $1.4 million of interest accrued for the month of September 2000. In connection with the Operating Company Merger, the CCA Note was assumed by the Company's wholly-owned subsidiary on October 1, 2000. The CCA Note has since been extinguished.

       DEFERRED GAIN ON SALE TO OPERATING COMPANY

       The sale to Operating Company as part of the 1999 Merger generated a deferred gain of $63.3 million. The $63.3 million deferred gain is included in deferred gains on sales of contracts in the accompanying 1999 consolidated balance sheet. No amortization of the Operating Company deferred gain occurred during the year ended December 31, 1999 or during the period from January 1, 2000 through September 30, 2000. Effective with the Operating Company Merger on October 1, 2000, the Company applied the unamortized balance of the deferred gain on sales of contracts in accordance with the purchase method of accounting under APB 16.

       OPERATING COMPANY LEASES

       In order for New Prison Realty to qualify as a REIT, New Prison Realty's income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 Merger, the non-real estate assets of Old CCA, including all management contracts, were sold to Operating Company and the Service Companies. On January 1, 1999, immediately after the 1999 Merger, all existing leases between Old CCA and Old Prison Realty were cancelled. Following the 1999 Merger, a substantial majority of the correctional and detention facilities acquired by New Prison Realty in the 1999 Merger were leased to Operating Company pursuant to long-term "triple-net" leases (the "Operating Company Leases"). The terms of the Operating Company Leases were for twelve years and could be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and Operating Company.

       As of December 31, 1999, the annual base rent with respect to each facility was subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payment with respect to such facility or (ii) 10% of the excess of Operating Company's aggregate gross management revenues for the prior year over a base amount of $325.0 million.

       For the years ended December 31, 2000 and 1999, the Company recognized rental revenue from Operating Company of $31.0 million and $263.5 million, respectively, all of which was collected by the Company as discussed below.

       During the month ended December 31, 1999, and the nine months ended September 30, 2000, due to Operating Company's liquidity position, Operating Company failed to make timely rental payments under the terms of the Operating Company Leases. As of December 31, 1999, approximately $24.9 million of rents due from Operating Company to the Company were unpaid. The terms of the Operating Company Leases provided that rental payments were due and payable on December 25, 1999. During 2000, Operating Company paid the $24.9 million of lease payments related to 1999 and $31.0 million of lease payments related to 2000. For the nine months ended September 30, 2000, the Company recognized rental revenue from Operating Company of $244.3 million and recorded a reserve of $213.3 million, resulting in recognition of net rental revenue from Operating Company of $31.0 million. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. In June 2000, the Operating Company Leases were amended to defer, with interest, rental payments originally due during the period from January 1, 2000 to September 2000, with the exception of certain installment payments. Through September 30, 2000, the Company accrued and fully reserved $8.0 million of interest due to the Company on unpaid rental payments. On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid rental payments plus accrued interest, due and payable from Operating Company through August 31, 2000, including $190.8 million due under the Operating Company Leases and $7.9 million of interest due on the unpaid rental payments. The Company also fully reserved the $22.5 million of rental payments due for the month of September 2000. The Company cancelled the Operating Company Leases in connection with the Operating Company Merger.

       TENANT INCENTIVE ARRANGEMENT

       On May 4, 1999, the Company and Operating Company entered into an amended and restated tenant incentive agreement (the "Amended and Restated Tenant Incentive Agreement"), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by Operating Company, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee included an allowance for rental payments to be paid by Operating Company prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement was four years, unless extended upon the written agreement of the Company and Operating Company. The incentive fees with Operating Company were deferred and the Company expected to amortize them as a reduction to rental revenue over the respective lease term.

       For the year ended December 1999, the Company paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenue. During the fourth quarter of 1999, the Company undertook a plan that contemplated either merging with Operating Company and thereby eliminating the Operating Company Leases or amending the Operating Company Leases to reduce the lease payments to be paid by Operating Company to the Company during 2000. Consequently, the Company determined that the remaining deferred tenant incentive fees under the existing lease arrangements at December 31, 1999 were not realizable and wrote-off fees totaling $65.7 million.

       During the nine months ended September 30, 2000, the Company opened two facilities and expanded three facilities that were operated and leased by Operating Company. The Company expensed the tenant incentive fees due Operating Company in 2000, totaling $11.9 million, but made no payments to Operating Company in 2000 with respect to the Amended and Restated Tenant Incentive Agreement. On June 9, 2000, Operating Company and the Company amended the Amended and Restated Tenant Incentive Agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $11.9 million of payments under the Amended and Restated Tenant Incentive Agreement, plus $0.7 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger on October 1, 2000, and the unpaid amounts due under this agreement, plus accrued interest, were applied in accordance with the purchase method of accounting under APB 16.

       TRADE NAME USE AGREEMENT

       In connection with the 1999 Merger, Old CCA entered into a trade name use agreement with Operating Company (the "Trade Name Use Agreement"). Under the Trade Name Use Agreement, which had a term of ten years, Old CCA granted to Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof, subject to specified terms and conditions therein. The Company succeeded to this interest as a result of the 1999 Merger. In consideration for such right under the terms of the Trade Name Use Agreement, Operating Company was to pay a licensing fee equal to (i) 2.75% of the gross revenue of Operating Company for the first three years, (ii) 3.25% of Operating Company's gross revenue for the following two years, and (iii) 3.625% of Operating Company's gross revenue for the remaining term, provided that after completion of the 1999 Merger the amount of such fee could not exceed (a) 2.75% of the gross revenue of the Company for the first three years, (b) 3.5% of the Company's gross revenue for the following two years, and (c) 3.875% of the Company's gross revenue for the remaining term.

       For the years ended December 31, 2000 and 1999, the Company recognized income of $7.6 million and $8.7 million, respectively, from Operating Company under the terms of the Trade Name Use Agreement, all of which has been collected. As of December 31, 1999, $2.2 million was outstanding under this agreement. This agreement was cancelled in connection with the Operating Company Merger.

       RIGHT TO PURCHASE AGREEMENT

       On January 1, 1999, immediately after the 1999 Merger, the Company and Operating Company entered into a Right to Purchase Agreement (the "Right to Purchase Agreement") pursuant to which Operating Company granted to the Company a right to acquire, and lease back to Operating Company at fair market rental rates, any correctional or detention facility acquired or developed and owned by Operating Company in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities was to be the fair market rental rate as determined by the Company and Operating Company. Additionally, Operating Company granted the Company a right of first refusal to acquire any Operating Company-owned correctional or detention facility should Operating Company receive an acceptable third party offer to acquire any such facility. Since January 1, 1999, the Company had not purchased any assets from Operating Company under the Right to Purchase Agreement. This agreement was cancelled in connection with the Operating Company Merger.

       SERVICES AGREEMENT

       On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the "Services Agreement") with Operating Company pursuant to which Operating Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, Operating Company agreed to perform, at the direction of the Company, such services as were customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design and governmental relations. In consideration for the performance of such services by Operating Company, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by Operating Company prior to the date on which inmates are first received at such facility. The board of directors of the Company subsequently authorized payments, and pursuant to an amended and restated services agreement, dated as of March 5, 1999 (the "Amended and Restated Services Agreement"), the Company agreed to pay up to an additional 5% of the total capital expenditures (as determined above) to Operating Company if additional services were requested by the Company. A majority of the Company's development projects during 1999 and 2000 were subject to a fee totaling 10%.

       Costs incurred by the Company under the Amended and Restated Services Agreement were capitalized as part of the facilities' development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities' development cost totaled $41.6 million for the year ended December 31, 1999, and $5.6 million for the nine months ended September 30, 2000.

       On June 9, 2000, Operating Company and the Company amended the Amended and Restated Services Agreement to defer, with interest, payments to Operating Company by the Company pursuant to this agreement. At September 30, 2000, $5.6 million of payments under the Amended and Restated Services Agreement, plus $0.3 million of interest payments, were accrued but unpaid under the original terms of this agreement. This agreement was cancelled in connection with the Operating Company Merger and the unpaid amounts due under the agreement, plus accrued interest, were applied in accordance with the purchase method of accounting under APB 16.

       BUSINESS DEVELOPMENT AGREEMENT

       On May 4, 1999, the Company entered into a four year business development agreement (the "Business Development Agreement") with Operating Company, which provided that Operating Company would perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company agreed to pay to Operating Company a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which Operating Company performed business development services.

       Costs incurred by the Company under the Business Development Agreement were capitalized as part of the facilities' development cost. Costs incurred under the Business Development Agreement and capitalized as part of the facilities' development cost totaled $15.0 million for the year ended December 31, 1999. No costs were incurred under the Business Development Agreement during 2000. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, any payments to Operating Company by the Company pursuant to this agreement. This agreement was cancelled in connection with the Operating Company Merger.

6.     PROPERTY AND EQUIPMENT

       At December 31, 2000, the Company owned 48 real estate properties, including 46 correctional and detention facilities and two corporate office buildings, of which 44 properties were operating and two were under construction. At December 31, 2000, the Company operated 35 properties, governmental agencies leased six facilities from the Company and private operators leased three facilities from the Company. Four of the properties owned by the Company are held for sale and are classified as such on the accompanying balance sheet as of December 31, 2000. Three of the properties are owned under direct financing leases. Two of the direct financing leases are held for sale and are classified as such in the accompanying balance sheet as of December 31, 2000.

       Property and equipment, at cost, consists of the following:

                                                                DECEMBER 31,
                                                        -------------------------------
                                                            2000               1999
                                                        -----------         -----------
                                                                (in thousands)
                  Land and improvements                 $    25,651         $    37,412
                  Buildings and improvements              1,523,560           1,862,836
                  Equipment                                  27,455              17,902
                  Office furniture and fixtures              20,270              20,361
                  Construction in progress                   99,416             319,770
                                                        -----------         -----------
                                                          1,696,352           2,258,281
                  Less: Accumulated depreciation            (81,222)            (49,785)
                                                        -----------         -----------

                                                        $ 1,615,130         $ 2,208,496
                                                        ===========         ===========

       Depreciation expense was $57.2 million, $44.1 million and $14.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       Pursuant to the 1999 Merger, the Company acquired all of the assets and liabilities of Old Prison Realty on January 1, 1999, including 23 leased facilities and one real estate property under construction. The real estate properties acquired by the Company in conjunction with the acquisition of Old Prison Realty were recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by APB 16, resulting in a $1.2 billion increase to real estate properties at January 1, 1999.

       As of December 31, 2000, eleven of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. Three of such facilities are held for sale as of December 31, 2000. In addition, two of the facilities are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the term of the ground lease.

7.     IMPAIRMENT LOSSES AND ASSETS HELD FOR SALE

       SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Under terms of the June 2000 Waiver and Amendment, the Company was obligated to complete the Restructuring, including the Operating Company Merger, and complete the restructuring of management through the appointment of a new chief executive officer and a new chief financial officer. The Restructuring also permitted the acquisitions of PMSI and JJFMSI. During the third quarter of 2000, the Company named a new president and chief executive officer, followed by the appointment of a new chief financial officer during the fourth quarter. At the Company's 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company's stockholders elected a newly constituted nine-member board of directors of the Company, including six independent directors.

       Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering the Company's financial condition, the Company's new management developed a strategic operating plan to improve the Company's financial position, and developed revised projections for 2001 to evaluate various potential transactions. Management also conducted strategic assessments and evaluated the Company's assets for impairment. Further, the Company evaluated the utilization of existing facilities, projects under development, and excess land parcels, and identified certain of these non-strategic assets for sale.

       In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company's investment in each property. Through its analyses, the Company determined that eight of its correctional and detention facilities and the long-lived assets of the transportation business had been impaired. For these properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $420.5 million.

       During the fourth quarter of 2000, as part of the strategic assessment, the Company's management committed to a plan of disposal for certain long-lived assets of the Company. In accordance with SFAS 121, the Company recorded losses on these assets based on the difference between the carrying value and the estimated net realizable value of the assets. The Company estimated the net realizable values of certain facilities and direct financing leases held for sale based on outstanding offers to purchase and appraisals, as well as by utilizing various financial models, including discounted cash flow analyses, less estimated costs to sell each asset. The resulting impairment loss for these assets totaled $86.1 million.

       Included in property and equipment were costs associated with the development of potential facilities. Based on the Company's strategic assessment during the fourth quarter of 2000, management decided to abandon further development of these projects and expense any amounts previously capitalized. The resulting expense totaled $2.1 million.

       During the third quarter of 2000, the Company's management determined either not to pursue further development or to reconsider the use of certain parcels of property in California, Maryland and the District of Columbia. Accordingly, the Company reduced the carrying values of the land to their estimated net realizable value, resulting in an impairment loss totaling $19.2 million.

       In December 1999, based on the poor financial position of the Operating Company, the Company determined that three of its correctional and detention facilities located in the state of Kentucky and leased to Operating Company were impaired. In accordance with SFAS 121, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million.

8.     ACQUISITIONS AND DIVESTITURES

       In April 1999, the Company purchased the Eden Detention Center in Eden, Texas for $28.1 million. The facility has a design capacity of 1,225 beds, and prior to the Operating Company Merger, had been leased to Operating Company under lease terms substantially similar to the Operating Company Leases.

       In June 1999, the Company incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, the Company, as the successor to Old CCA, will receive $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets' depreciated book value. The Company received $3.5 million of the proceeds during 1999 and $1.5 million of the proceeds during 2000. As of December 31, 2000, the Company has a receivable of $1.5 million related to this settlement reflected in other notes receivable.

       In December 1999, the Company incurred a loss of $0.4 million resulting from a sale of a newly constructed facility in Florida. Construction on the facility was completed by the Company in May 1999. In accordance with the terms of the management contract between Old CCA and Polk County, Florida, Polk County exercised an option to purchase the facility. Net proceeds of $40.5 million were received by the Company.

       In April 1998, Old CCA acquired all of the issued and outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition") for approximately $10.0 million, less cash acquired. The transaction was accounted for as a purchase transaction, and the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair value of the assets and liabilities acquired. By virtue of the USCC Acquisition, Old CCA acquired contracts to manage four facilities in Kentucky, each of which was owned by Old Prison Realty, one facility in Florida, which is owned by a governmental entity in Florida, as well as one facility in Texas, which is owned by a governmental entity in Texas. During 1998, subsequent to the USCC Acquisition, the contract to manage the Texas facility expired and was not renewed. During 2000, the contract to manage one of the Kentucky facilities expired and was not renewed. Subsequent to the non-renewal of the contract, the Company sold the facility for a net sales price of approximately $1.0 million, resulting in a gain on sale of approximately $0.6 million during 2000, after writing-down the carrying value of this asset by $7.1 million in 1999. Old CCA also obtained the right to enter into contracts to manage two North Carolina facilities previously owned by Old Prison Realty, both of which were under construction as of the date of the USCC Merger. During 1998, both North Carolina facilities became operational and Old CCA entered into contracts to manage those facilities upon completion of the construction. During 2000, Operating Company and the contracting party mutually agreed to cancel the management contracts. In March 2001, the Company sold one of the North Carolina facilities, which was classified as held for sale under contract in the accompanying consolidated balance sheet, for a sales price of approximately $25 million. The net proceeds were used to pay-down the Amended Bank Credit Facility.

       On April 10, 2001, the Company sold its interest in a facility located in Salford, England, for approximately $65.7 million. The net proceeds were used to pay-down the Amended Bank Credit Facility.

9.     INVESTMENTS IN AFFILIATES

       In connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock in each of PMSI and JJFMSI, valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company's ownership of the non-voting common stock of PMSI and JJFMSI entitled the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends were cumulative if not declared. For the years ended December 31, 2000 and 1999, the Company received cash dividends from PMSI totaling approximately $4.4 million and $11.0 million, respectively. For the years ended December 31, 2000 and 1999, the Company received cash dividends from JJFMSI totaling approximately $2.3 million and $10.6 million, respectively.

       Investments in affiliates consisted of the following at December 31, 1999 (in thousands):

              Investment in PMSI                           $ 60,756
              Investment in JJFMSI                           52,726
                                                           --------

                                                           $113,482
                                                           ========

       The following operating information presents a combined summary of the results of operations of PMSI and JJFMSI for the period January 1, 2000 through November 30, 2000 and for the year ended December 31, 1999 (in thousands):

                                                       JANUARY 1, 2000 -               Year ended
                                                       NOVEMBER 30, 2000           December 31, 1999
                                                       -----------------           -----------------
              Revenue                                       $279,228                    $288,289
              Net income (loss) before taxes                $   (588)                   $ 12,851

       The following balance sheet information presents a combined summary of the financial position of PMSI and JJFMSI as of December 31, 1999 (in thousands):

              Current assets                         $ 60,741
              Total assets                           $151,167
              Current liabilities                    $ 31,750
              Total liabilities                      $ 32,622
              Stockholders' equity                   $118,545

       During 2000 and prior to the acquisition of PMSI and JJFMSI on December 1, 2000, PMSI and JJFMSI (collectively) recorded approximately $27.3 million in charges related to agreements with the Company and Operating Company. Of these charges, approximately $5.4 million are fees paid under a trade name use agreement, approximately $9.9 million are fees paid under an administrative service agreement and approximately $12.0 million are fees paid under an indemnification agreement with the Company.

       Under the terms of the indemnification agreements, effective September 29, 2000, each of PMSI and JJFMSI agreed to pay the Company $6.0 million in exchange for full indemnity by the Company for any and all liabilities incurred by PMSI and JJFMSI in connection with the settlement or disposition of litigation known as Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. described in Note 21 herein. The combined and consolidated results of operations of the Company were unaffected by the indemnification agreements.

       As previously discussed in Note 4, the combined and consolidated financial statements reflect the results of operations of PMSI and JJFMSI under the equity method of accounting from January 1, 1999 through August 31, 2000, on a combined basis from September 1, 2000 through November 30, 2000, and consolidated for the month of December 2000. The financial statements for the period January 1, 1999 through September 30, 2000 have also been restated to reflect 9.5% of Operating Company's net losses, as discussed in Note 4.

       As discussed in Note 3, the Company's 9.5% non-voting interest in Operating Company had been recorded in the 1999 Merger at its implied value of $4.8 million. In accordance with the provisions of APB 18, the Company applied the recognized equity in losses of Operating Company of $19.3 million for the year ended December 31, 1999, first to reduce the Company's recorded investment in Operating Company of $4.8 million to zero and then to reduce the carrying value of the CCA Note by the amount of the recognized equity in losses in excess of $4.8 million. The Company's recognized equity in losses related to its investment in Operating Company for the nine months ended September 30, 2000 were applied to reduce the carrying value of the CCA Note.

       For the years ended December 31, 2000 and 1999, equity in earnings (losses) and amortization of deferred gains were approximately $11.6 million in losses and $3.6 million in earnings, respectively. For the year ended December 31, 2000, the Company recognized equity in losses of PMSI and JJFMSI of approximately $12,000 and $870,000, respectively. In addition, for the year ended December 31, 2000, the Company recognized equity in losses of Operating Company of approximately $20.6 million. For 2000, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $6.5 million and $3.3 million, respectively. For the year ended December 31, 1999, the Company recognized equity in earnings of PMSI and JJFMSI of approximately $4.7 million and $7.5 million, respectively. In addition, for the year ended December 31, 1999, the Company recognized equity in losses of Operating Company of approximately $19.3 million. For 1999, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $7.1 million and $3.6 million, respectively.

10.    INVESTMENT IN DIRECT FINANCING LEASES

       At December 31, 2000, the Company's investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and a governmental agency.

       A schedule of future minimum rentals to be received under the direct financing lease in years subsequent to December 31, 2000, is as follows (in thousands):

           2001                                               $  2,309
           2002                                                  2,309
           2003                                                  2,309
           2004                                                  2,309
           2005                                                  2,309
           Thereafter                                           23,776
                                                              --------
           Total minimum obligation                             35,321
           Less unearned interest income                       (10,444)
           Less current portion of direct financing lease       (1,069)
                                                              --------

           Investment in direct financing leases              $ 23,808
                                                              ========

       As discussed in Note 7, during the fourth quarter of 2000, the Company's management committed to a plan of disposal for certain long-lived assets of the Company, including two investments in direct financing leases. The Company estimated the fair values of these direct financing leases held for sale based on outstanding offers to purchase and discounted cash flow analyses. These direct financing leases, with estimated net realizable values totaling $85.7 million at December 31, 2000, have been classified on the consolidated balance sheet as assets held for sale as of December 31, 2000.

       During the years ended December 31, 2000, 1999 and 1998, the Company recorded interest income of $10.1 million, $3.4 million, and $3.5 million, respectively, under all direct financing leases.

       In May 1998, the Company agreed to pay a governmental agency $3.5 million in consideration of the governmental agency's relinquishing its rights to purchase a facility. As a result, the Company converted the facility from a direct financing lease to property and equipment.

11.    OTHER ASSETS

       Other assets consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                             2000           1999
                                                                           -------        -------
Debt issuance costs, less accumulated
    amortization of $13,178 and $5,888                                     $37,099        $43,976
Value of workforce, net                                                      2,425             --
Contract acquisition costs, net                                              2,190             --
Deposits                                                                     1,630             --
Other                                                                        1,692          1,505
                                                                           -------        -------

                                                                           $45,036        $45,481
                                                                           =======        =======

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following (in thousands):

                                                DECEMBER 31,
                                          -----------------------
                                            2000            1999
                                          --------        -------
Stockholder litigation settlements        $ 75,406        $    --
Trade accounts payable                      26,356         39,031
Other accrued litigation                    41,114          5,717
Accrued salaries and wages                  14,183            208
Accrued property taxes                      13,638             --
Accrued interest                             5,765         14,968
Other                                       66,850          7,671
                                          --------        -------

                                          $243,312        $67,595
                                          ========        =======

13.    DISTRIBUTIONS TO STOCKHOLDERS

       On March 22, 2000, the board of directors of the Company declared a quarterly dividend on the Company's Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. The Company's board of directors has not declared a dividend on the Series A Preferred Stock since the first quarter of 2000. In connection with the June 2000 Waiver and Amendment, the Company is currently prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Therefore, the Company has not made any such dividend payments to the Series A Preferred stockholders since the first quarter of 2000. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000 have been accrued as of December 31, 2000 and totaled $6.5 million.

       Under the terms of the Company's charter, as in effect prior to the Restructuring, the Company was required to elect to be taxed as a REIT for federal income tax purposes for its taxable year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA's earnings and profits to which it succeeded in the 1999 Merger (the "Accumulated Earnings and Profits"). For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. Because the Company's Accumulated Earnings and Profits were approximately $152.5 million, and the Company's distributions were deemed to have been paid first from those Accumulated Earnings and Profits, the Company met the above-described distribution requirements. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95.0% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock, as discussed below.

       On September 22, 2000, the Company issued approximately 5.9 million shares of its Series B Preferred Stock in connection with its remaining 1999 REIT distribution requirement. The distribution was made to the Company's common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock. On November 13, 2000, the Company issued approximately 1.6 million additional shares of Series B Preferred Stock in satisfaction of this REIT distribution requirement. This distribution was made to the Company's common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company's common stock held on the record date. The Company also paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock in the second distribution.

       The Company recorded the issuance of the Series B Preferred Stock at its stated value of $24.46 per share, or a total of $183.9 million. The Company has determined the distribution made on September 22, 2000 amounted to a taxable distribution by the Company of approximately $107.6 million. The Company has also determined that the distribution made on November 13, 2000 amounted to a taxable distribution by the Company of approximately $20.4 million. Common stockholders who received shares of Series B Cumulative Convertible Preferred Stock in the distribution generally will be required to include the taxable value of the distribution in ordinary income. Refer to Note 18 for a more complete description of the terms of Series B Preferred Stock.

       As a result of the Company's failure to declare, prior to December 31, 1999, and failure to distribute, prior to January 31, 2000, dividends sufficient to distribute 95% of its taxable income for 1999, the Company was subject to excise taxes, of which $7.1 million was accrued as of December 31, 1999 in accounts payable and accrued expenses in the 1999 consolidated balance sheet. The excise tax was satisfied in full during 2000.

       Quarterly distributions and the resulting tax classification for common stock distributions are as follows:

          Declaration Date         Record             Payment         Distribution       Ordinary Income     Return of
                                    Date               Date             Per Share                            Capital
       ---------------------- ------------------ ------------------ ----------------- ------------------ ---------------
              03/04/99            03/19/99           03/31/99          $     0.60             100.0%           0.0%
              05/11/99            06/18/99           06/30/99                0.60             100.0%           0.0%
              08/27/99            09/17/99           09/30/99                0.60             100.0%           0.0%

       Quarterly distributions and the resulting tax classification for the Series A Preferred Stock are as follows:

          Declaration Date         Record             Payment         Distribution        Ordinary Income     Return of
                                    Date               Date            Per Share                               Capital
       ---------------------- ------------------ ------------------ ----------------- ------------------ ---------------
              03/04/99            03/31/99           04/15/99          $     0.50             100.0%            0.0%
              05/11/99            06/30/99           07/15/99                0.50             100.0%            0.0%
              08/27/99            09/30/99           10/15/99                0.50             100.0%            0.0%
              12/22/99            12/31/99           01/15/00                0.50             100.0%            0.0%
              03/22/00            03/31/00           04/17/00                0.50             100.0%            0.0%

 14.   DEBT

       Debt consists of the following:

                                                                                                   DECEMBER 31,
                                                                                           ----------------------------
                                                                                               2000             1999
                                                                                           -----------      -----------
                                                                                                  (in thousands)
       $1.0 Billion Amended Bank Credit Facility:

         Revolving loans, with unpaid balance due January 1, 2002, interest payable
         periodically at variable interest rates                                           $   382,532      $   332,484

         Term loans, quarterly principal payments of $1.5 million with unpaid balance due December 31, 2002, interest payable periodically at
         variable interest rates                                                               589,750          595,750
                                                                                           -----------      -----------

       Outstanding under Amended Bank Credit Facility                                          972,282          928,234

       Senior Notes, principal due at maturity in June 2006, interest payable
         semi-annually at 12%                                                                  100,000          100,000

       10.0% Convertible Subordinated Notes, principal due at maturity in
         December 2008, interest payable semi-annually at 9.5% through June 30,
         2000, at which time the rate was increased to 10.0%                                    41,114           40,000

       8.0% Convertible Subordinated Notes, principal due at maturity in February
         2005 with call provisions beginning in February 2003, interest payable quarterly at 7.5% through June 30, 2000, at which time the rate was
         increased to 8.0%                                                                      30,000           30,000

       $50.0 Million Revolving Credit Facility, with unpaid balance due at maturity in
         December 2002, interest payable at prime plus 2.25%.  At December 31, 2000
         interest was 11.75%                                                                     7,601               --

       Other                                                                                     1,573              757
                                                                                           -----------      -----------
                                                                                             1,152,570        1,098,991
       Less:  Current portion of long-term debt                                                (14,594)          (6,084)
                                                                                           -----------      -----------

                                                                                           $ 1,137,976      $ 1,092,907
                                                                                           ===========      ===========

       THE CREDIT FACILITY AND AMENDED BANK CREDIT FACILITY

       On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured credit facility (the "Credit Facility") from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan requires quarterly principal payments of $625,000 throughout the term of the loan with the remaining balance maturing on December 31, 2002. The revolving loans mature on January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility were subject to change based on the Company's senior debt rating. The Credit Facility was secured by mortgages on the Company's real property.

       On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the "Amended Bank Credit Facility") increasing amounts available to the Company under the original Credit Facility to $1.0 billion through the addition of a $350.0 million tranche C term loan. The tranche C term loan is payable in equal quarterly installments in the amount of $875,000 through the calendar quarter ending September 30, 2002, with the balance to be paid in full on December 31, 2002. Under the Amended Bank Credit Facility, Lehman Commercial Paper Inc. ("Lehman") replaced NationsBank, N.A. as administrative agent.

       The Amended Bank Credit Facility bears interest at variable rates of interest based on a spread over an applicable base rate or the London Interbank Offering Rate ("LIBOR") (as elected by the Company), which spread is determined by reference to the Company's credit rating. Prior to the June 2000 Waiver and Amendment, the spread for the revolving loans ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. (These ranges replaced the original spread ranges of 0.25% to 1.25% for base rate loans and 1.375% to 2.75% for LIBOR rate loans.) Prior to the June 2000 Waiver and Amendment, the spread for the term loans ranged from 2.25% to 2.5% for base rate loans and from 3.75% to 4.0% for LIBOR rate loans. (These rates replaced the original variable rate equal to 1.75% in excess of a base rate or 3.25% in excess of LIBOR). The Amended Bank Credit Facility, similar to the original Credit Facility, is secured by mortgages on the Company's real property.

       During the first quarter of 2000, the ratings on the Company's bank indebtedness, senior unsecured indebtedness and Series A Preferred Stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the Amended Bank Credit Facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the LIBOR rate; the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans. The rating on the Company's indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to this rating adjustment.

       Following the approval of the requisite senior lenders under the Amended Bank Credit Facility, the Company, certain of its wholly-owned subsidiaries, various lenders and Lehman, as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000, to the provisions of the Amended and Restated Credit Agreement. Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Amended and Restated Credit Agreement that resulted from: (i) the financial condition of the Company and Operating Company; (ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. As a result of the then existing defaults, the Company was subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000. The June 2000 Waiver and Amendment also contained certain amendments to the Amended and Restated Credit Agreement, including the replacement of existing financial covenants contained in the Amended and Restated Credit Agreement applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly interest payments on outstanding amounts under the Amended Bank Credit Facility beginning July 2000.

       In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including: (i) the Operating Company Merger; (ii) the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year; (iii) the restructuring of management; and (iv) the distribution of shares of Series B Preferred Stock in satisfaction of the Company's remaining 1999 REIT distribution requirement. The June 2000 Waiver and Amendment also amended the terms of the Amended and Restated Credit Agreement to permit (i) the amendment of the Operating Company Leases and the other contractual arrangements between the Company and Operating Company, and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment.

       The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company's existing directors' and officers' liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company's currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company's then existing revolving credit facility. The June 2000 Waiver and Amendment also required the Company to complete the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility located in Salford, England on or prior to February 28, 2001, although such deadline was extended (as described herein).

       As a result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Amended Bank Credit Facility:

       -      any disposition of real estate assets;
       - the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility; and
       -      the sale-leaseback of the Company's headquarters.

       Under the terms of the June 2000 Waiver and Amendment, the Company is also required to apply a designated portion of its "excess cash flow," as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Amended Bank Credit Facility.

       As a result of the June 2000 Waiver and Amendment, the interest rate spreads applicable to outstanding borrowings under the Amended Bank Credit Facility were increased by 0.5%. As a result, the spread for the revolving loans ranges from 1.0% to 2.75% for base rate loans and from 2.5% to 4.25% for LIBOR rate loans. The resulting spread for the term loans ranges from 2.75% to 3.0% for base rate loans and from 4.25% to 4.5% for LIBOR rate loans. Based on the Company's current credit rating, the spread for revolving loans is 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the spread for term loans is 3.0% for base rate loans and 4.5% for LIBOR rate loans.

       During the third and fourth quarters of 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company's Amended and Restated Credit Agreement, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, the Company obtained the consent of the requisite percentage of the senior lenders (the "November 2000 Consent and Amendment") to replace previously existing financial covenants with amended financial covenants, each defined in the November 2000 Consent and Amendment:

       -      total leverage ratio;
       -      interest coverage ratio;
       -      fixed charge coverage ratio;
       -      ratio of total indebtedness to total capitalization;
       -      minimum EBITDA; and

       -      total beds occupied ratio.

       The November 2000 Consent and Amendment further provided that the Company will be required to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the November 2000 Consent and Amendment as any combination of the following transactions, which together would result in net cash proceeds to the Company of $100.0 million:

       - an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders;
       - any other offering of the Company's common stock or certain types of the Company's preferred stock;
       - issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Credit Facility;
       - certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Salford, England facility.

       The November 2000 Consent and Amendment also contains limitations upon the use of proceeds obtained from the completion of such "capital raising events." The requirements relating to "capital raising events" contained in the November 2000 Consent and Amendment replaced the requirement contained in the Amended and Restated Credit Agreement that the Company use commercially reasonable efforts to consummate a rights offering on or before December 31, 2000.

       As a result of the November 2000 Consent and Amendment, the current interest rate applicable to the Company's Amended Bank Credit Facility remains unchanged. This applicable rate, however, is subject to (i) an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company has not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and (ii) an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the loans under the Amended Bank Credit Facility.

       The maturities of the loans under the Amended Bank Credit Facility remain unchanged as a result of the November 2000 Consent and Amendment. No event of default was declared due to the amendment of the financial covenants obtained in connection with the November 2000 Consent and Amendment.

       In January 2001, the requisite percentage of the Company's senior lenders under the Amended Bank Credit Facility consented to the Company's issuance of a promissory note (described in Note 21) in partial satisfaction of its requirements under the definitive settlement agreements relating to the Company's then-outstanding stockholder litigation (the "January 2001 Consent and Amendment"). The January 2001 Consent and Amendment also modified certain provisions of the Amended Bank Credit Facility to permit the issuance of the promissory note.

       In March 2001, the Company obtained an amendment to the Amended Bank Credit Facility which included the following amendments: (i) changed the date the securitization of lease payments (or other similar transactions) with respect to the Company's Agecroft facility must be consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio, to take into effect any loss of EBITDA that may result from certain asset dispositions, and
       (iii) modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

       The securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility did not close by the required date. However, the covenant allows for a 30 day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Amended Bank Credit Facility, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

       The Amended Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization of the Company's Salford, England facility, the Company did not provide the audited financial statements within the required time period. However, the Company has obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement.

       The revolving loan portion of the Amended Bank Credit Facility of $382.5 million matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying consolidated balance sheet at December 31, 2000. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

       The Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, primarily by attempting to sell certain assets, as discussed above. Subsequent to year-end, the Company completed the sale of a facility located in North Carolina for approximately $25 million, as discussed in Note 8. The Company is currently evaluating and would also consider a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. The Company expects to use the net proceeds from these transactions to pay-down debt under the Amended Bank Credit Facility.

       The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Amended Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable, and will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants during 2001. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

       During 1999, the Company incurred costs of $59.2 million in consummating the Credit Facility and the Amended Bank Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote-off $9.0 million of expenses related to the Credit Facility upon completion of the amendment and restatement, in addition to $5.6 million of other debt financing costs written-off in 1999. During 2000 the Company incurred and capitalized approximately $9.0 million in consummating the June 2000 Waiver and Amendment, and $0.5 million for the November 2000 Consent and Amendment.

       In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least (i) $325.0 million through December 31, 2001 and (ii) $200.0 million through December 31, 2002. The effect of these arrangements is recognized in interest expense.

       $100.0 MILLION SENIOR NOTES

       On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the "Senior Notes"). Interest on the Senior Notes is paid semi-annually in arrears, and the Senior Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under the Amended Bank Credit Facility.

       The Company has made all required interest payments under the terms of the Senior Notes, and currently believes it is in compliance with all of its covenants. The indenture governing the Senior Notes contains cross-default provisions, as further discussed below.

       $40.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due in December 2008, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The convertible subordinated notes (the "$40.0 Million Convertible Subordinated Notes"), which were issued to MDP Ventures IV LLC and affiliated purchasers (collectively, "MDP"), require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price.

       During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 Million Convertible Subordinated Notes as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the proposed restructuring. This "change of control" gave rise to the right of MDP to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company's defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, the Company was obligated, under the original terms of the $40.0 Million Convertible Subordinated Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return, excluding the effect of the default rate of interest, on the $40.0 million principal amount, unless the holders of the notes elect to convert the notes into the Company's common stock under the terms of the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes.

       In order to address the events of default discussed above, on June 30, 2000, the Company and MDP executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.19, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 21, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. The Company and MDP are currently in discussions concerning this matter. At an adjusted conversion price of $1.19, the $40.0 Million Convertible Subordinated Notes are convertible into approximately 33.6 million shares of the Company's common stock.

       In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes are currently convertible, at an adjusted conversion price of $1.19, into an additional 0.9 million shares of the Company's common stock. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $40.0 Million Convertible Subordinated Notes.

       The terms of a registration rights agreement with the holders of the $40.0 Million Convertible Subordinated Notes also require the Company to use its best efforts to register the shares of the Company's common stock into which the notes are convertible. Management intends to take the necessary actions to achieve compliance with this covenant.

       The Company currently believes it is in compliance with all covenants under the provisions of the $40.0 Million Convertible Subordinated Notes, as amended. There can be no assurance, however, that the Company will be able to remain in compliance with all covenants under the provisions of the $40.0 Million Convertible Subordinated Notes. The provisions of the note purchase agreement governing the $40.0 Million Convertible Subordinated Notes contain cross-default provisions as further discussed below.

       $30.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       The Company's $30.0 million 7.5% convertible subordinated notes due February 2005 (the "$30.0 Million Convertible Subordinated Notes"), which were issued to PMI Mezzanine Fund, L.P. ("PMI") on December 31, 1998, require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price.

       Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the Company's $30.0 Million Convertible Subordinated Notes as a result of the Company's financial condition and as a result of the Restructuring. However, on June 30, 2000, the Company and PMI executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the revisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum, from 7.5% to 8.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of the Company's common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company.

       The conversion price for the notes has been established at $1.07, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 21, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company's common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, if, as currently contemplated, all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. At an adjusted conversion price of $1.07, the $30.0 Million Convertible Subordinated Notes are convertible into approximately 28.0 million shares of the Company's common stock.

       At December 31, 2000, the Company was in default under the terms of the note purchase agreement governing the $30.0 Million Convertible Subordinated Notes. The default related to the Company's failure to comply with the total leverage ratio financial covenant. However, in March 2001, the Company and PMI executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to the Company.

       The Company has made all required interest payments under the $30.0 Million Convertible Subordinated Notes. The Company currently believes it is in compliance with all covenants under the provisions of the $30.0 Million Convertible Subordinated Notes, as amended. There can be no assurance, however, that the Company will be able to remain in compliance with all of the covenants under the provisions of the $30.0 Million Convertible Subordinated Notes. The provisions of the note purchase agreement governing the $30.0 Million Convertible Subordinated Notes contain cross-default provisions as further discussed below.

       $50.0 MILLION REVOLVING CREDIT FACILITY

       On April 27, 2000, Operating Company obtained a waiver of events of default under its $100.0 million revolving credit facility with a group of lenders led by Foothill Capital Corporation ("Foothill Capital") relating to: (i) the amendment of certain contractual arrangements between the

       Company and Operating Company; (ii) Operating Company's violation of a net worth covenant contained in the revolving credit facility; and (iii) the execution of the Agreement and Plan of Merger with respect to the Operating Company Merger. On June 30, 2000, the terms of the initial waiver were amended to provide that the waiver would remain in effect, subject to certain other events of termination, until the earlier of (i) September 15, 2000 or (ii) the completion of the Operating Company Merger.

       On September 15, 2000, Operating Company terminated its revolving credit facility with Foothill Capital and simultaneously entered into a new $50.0 million revolving credit facility with Lehman (the "Operating Company Revolving Credit Facility"). This facility, which bears interest at an applicable prime rate, plus 2.25%, is secured by the accounts receivable and all other assets of Operating Company. This facility, which matures on December 31, 2002, was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger.

       OTHER DEBT TRANSACTIONS

       On March 8, 1999, the Company issued a $20.0 million convertible subordinated note to Sodexho pursuant to a forward contract assumed by the Company from Old CCA in the 1999 Merger (the "$20.0 Million Floating Rate Convertible Note"). The note bore interest at LIBOR plus 1.35% and was convertible into shares of the Company's common stock at a conversion price of $7.80 per share. On March 8, 1999, Sodexho converted (i) a $7.0 million convertible subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) a $20.0 million convertible subordinated note bearing interest at 7.5% into 700,000 shares of the Company's common stock at a conversion price of $28.53 per share and (iii) the $20.0 Million Floating Rate Convertible Note into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

       During 1998, convertible subordinated notes with a face value of $5.8 million were converted into 2.9 million shares of the Company's common stock.

       At December 31, 2000 and 1999, the Company had $2.2 million and $16.3 million in letters of credit, respectively. The letters of credit were issued to secure the Company's worker's compensation insurance policy, performance bonds and utility deposits. An additional letter of credit outstanding at December 31, 1999, was issued to secure the Company's construction of a facility. The Company is required to maintain cash collateral for the letters of credit.

       The Company capitalized interest of $8.3 million, $37.7 million, and $11.8 million in 2000, 1999, and 1998, respectively.

       Debt maturities for the next five years and thereafter are (in thousands):

             2001                               $       14,594
             2002                                      966,385
             2003                                        1,228
             2004                                          126
             2005                                       30,139
             Thereafter                                140,098
                                                --------------
                                                $    1,152,570
                                                ==============

       CROSS-DEFAULT PROVISIONS

       The provisions of the Company's debt agreements related to the Amended Bank Credit Facility, the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes contain certain cross-default provisions. Any events of default under the Amended Bank Credit Facility also result in an event of default under the Company's $40.0 Million Convertible Subordinated Notes. Any events of default under the Amended Bank Credit Facility that results in the lenders' acceleration of amounts outstanding thereunder also result in an event of default under the Company's $30.0 Million Convertible Subordinated Notes and the Senior Notes. Additionally, any events of default under the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes also result in an event of default under the Amended Bank Credit Facility.

       If the Company were to be in default under the Amended Bank Credit Facility, and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company's $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 Million Convertible Subordinated Notes, even if the lenders under the Amended Bank Credit Facility did not exercise their acceleration rights, the holders of the $40.0 Million Convertible Subordinated Notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

15.    INCOME TAXES

       Prior to 1999, Old CCA, the Company's predecessor by merger, operated as a taxable subchapter C corporation. The Company elected to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company's balance sheet reflected $83.2 million in net deferred tax assets. In accordance with the provisions of SFAS 109, the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company's results of operations reflect a provision for income taxes of $83.2 million for the year ended December 31, 1999. However, due to New Prison Realty's tax status as a REIT, New Prison Realty recorded no income tax provision or benefit related to operations for the year ended December 31, 1999.

       In connection with the Restructuring, on September 12, 2000, the Company's stockholders approved an amendment to the Company's charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. As a result of the amendment to the Company's charter, the Company will be taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, the Company is required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurs. As such, the Company's benefit for income taxes for the year ended December 31, 2000 includes the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

         The provision (benefit) for income taxes is comprised of the following components (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                               2000             1999             1998
                                             --------         --------         --------
CURRENT PROVISION (BENEFIT)
    Federal                                  $(26,593)        $     --         $ 41,904
    State                                         586               --            7,914
                                             --------         --------         --------
                                              (26,007)              --           49,818
                                             --------         --------         --------

INCOME TAXES CHARGED TO EQUITY
    Federal                                        --               --            4,016
    State                                          --               --              459
                                             --------         --------         --------
                                                   --               --            4,475
                                             --------         --------         --------

DEFERRED PROVISION (BENEFIT)
    Federal                                   (19,739)          74,664          (34,848)
    State                                      (2,256)           8,536           (4,021)
                                             --------         --------         --------
                                              (21,995)          83,200          (38,869)
                                             --------         --------         --------

 PROVISION (BENEFIT) FOR INCOME TAXES        $(48,002)        $ 83,200         $ 15,424
                                             ========         ========         ========

       In addition to the above, the cumulative effect of accounting change for 1998 was reported net of $10.3 million of estimated tax benefit. Of the $10.3 million total tax benefit related to the cumulative effect of accounting change, approximately $4.0 million related to current tax benefit and approximately $6.3 million related to deferred tax benefit.

       Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000, are as follows (in thousands):

CURRENT DEFERRED TAX ASSETS:
  Asset reserves and liabilities not yet deductible for tax        $  24,894
  Less valuation allowance                                           (24,894)
                                                                   ---------

          Net total current deferred tax assets                    $      --
                                                                   =========

NONCURRENT DEFERRED TAX ASSETS:
  Asset reserves and liabilities not yet deductible for tax        $   4,634
  Tax over book basis of certain assets                               41,923
  Net operating loss carryforwards                                    56,115
  Other                                                                8,743
                                                                   ---------
       Total noncurrent deferred tax assets                          111,415
       Less valuation allowance                                     (111,415)
                                                                   ---------

          Net noncurrent deferred tax assets                              --
                                                                   ---------

NONCURRENT DEFERRED TAX LIABILITIES:
  Book over tax basis of certain assets                                6,556
  Items deductible for tax not yet recorded to income                 49,839
  Other                                                                   55
                                                                   ---------
       Total noncurrent deferred tax liabilities                      56,450
                                                                   ---------

          Net noncurrent deferred tax liabilities                  $  56,450
                                                                   =========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in assessing the valuation allowance for financial reporting purposes. In accordance with SFAS 109, the Company has provided a valuation allowance to reserve the deferred tax assets. At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes totaling $143.8 million available to offset future taxable income. The carryforward period begins expiring in 2009.

       A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income (loss) for the years ended December 31, 2000 and 1998 is as follows:


                                                2000          1998
                                               ------        ------
Statutory federal rate                          (35.0)%        35.0%
State taxes, net of federal tax benefit          (4.0)          4.0
Change in tax status                             12.5            --
Items not deductible for tax                      5.9            --
Valuation allowance                              12.2            --
Old CCA compensation charge                        --          21.0
Deductions not previously benefited                --         (29.4)
Other items, net                                  2.2           5.8
                                               ------        ------
                                                 (6.2)%        36.4%
                                               ======        ======

16.    OLD CCA COMPENSATION CHARGE

       Old CCA recorded a $22.9 million charge to expense in 1998 for the implied fair value of approximately 5.0 million shares of Operating Company voting common stock issued by Operating Company to certain employees of Old CCA and Old Prison Realty. The shares were granted to certain founding shareholders of Operating Company in September 1998. Neither the Company, Old CCA nor Operating Company received any proceeds from the issuance of these shares. The fair value of these shares of voting common stock was determined at the date of the 1999 Merger based upon the implied value of Operating Company derived from $16.0 million in cash investments made by outside investors in December 1998 in return for a 32% ownership interest in Operating Company.

17.    EARNINGS (LOSS) PER SHARE

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income
       (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants.

       For the years ended December 31, 2000 and 1999, the Company's stock options and warrants were convertible into 1.0 million and 0.2 million shares, respectively. For the years ended December 31, 2000 and 1999, the Company's convertible subordinated notes were convertible into 62.5 million and 3.2 million shares, respectively. These incremental shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2000 and 1999 as the effect of their inclusion was anti-dilutive.

       In computing diluted earnings per common share for the year ended December 31, 1998, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the various convertible subordinated notes are considered dilutive using the if-converted method. A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

                                                                2000              1999              1998
                                                             ---------         ---------         ---------
NUMERATOR
Basic
  Net income (loss) available to common stockholders:
  Before cumulative effect of accounting change              $(744,308)        $ (81,254)        $  26,981
  Cumulative effect of accounting change                            --                --           (16,145)
                                                             ---------         ---------         ---------
  Net income (loss) available to common stockholders          (744,308)          (81,254)           10,836
Diluted
  Interest expense applicable to convertible
    subordinated notes, net of tax                                  --                --               366
                                                             ---------         ---------         ---------
  Adjusted net income (loss) available to common
    stockholders                                             $(744,308)        $ (81,254)        $  11,202
                                                             =========         =========         =========

DENOMINATOR
Basic
  Weighted average common shares outstanding                   131,324           115,097            71,380
                                                             =========         =========         =========
Diluted
  Weighted average common shares outstanding                   131,324           115,097            71,380
  Effect of dilutive options and warrants                           --                --             3,689
  Conversion of preferred stock                                     --                --               481
  Conversion of convertible subordinated notes                      --                --             3,389
                                                             ---------         ---------         ---------

  Weighted average shares and assumed conversions              131,324           115,097            78,939
                                                             =========         =========         =========

Basic net income (loss) per common share:
  Before cumulative effect of accounting change              $   (5.67)        $   (0.71)        $    0.38

  Cumulative effect of accounting change                            --                --             (0.23)
                                                             ---------         ---------         ---------
  Net income (loss) available to common stockholders         $   (5.67)        $   (0.71)        $    0.15
                                                             =========         =========         =========

Diluted net income (loss) per common share:
   Before cumulative effect of accounting change             $   (5.67)        $   (0.71)        $    0.34
   Cumulative effect of accounting change                           --                --             (0.20)
                                                             ---------         ---------         ---------
   Net income (loss) available to common stockholders        $   (5.67)        $   (0.71)        $    0.14
                                                             =========         =========         =========

       As further discussed in Note 21, the Company has entered into definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against the Company and certain of its existing and former directors and executive officers. In February 2001, the Company obtained final court approval of the definitive settlement agreements. Pursuant to terms of the settlement, among other consideration, the Company will issue to the plaintiffs an aggregate of
       46.9 million shares of common stock. The issuance of these shares, which is currently expected to occur during the second or third quarter of 2001, will increase the denominator used in the earnings per share calculation, thereby reducing the net income or loss per common share of the Company.

18.    STOCKHOLDERS' EQUITY

       SERIES A PREFERRED STOCK

       Upon its formation in 1998, the Company authorized 20.0 million shares of $0.01 par value preferred stock, of which 4.3 million shares are designated as Series A Preferred Stock.

       As discussed in Note 3, in connection with the 1999 Merger, Old Prison Realty shareholders received one share of Series A Preferred Stock of the Company in exchange for each Old Prison Realty Series A Cumulative Preferred Share. Consequently, the Company issued 4.3 million shares of its Series A Preferred Stock on January 1, 1999. The shares of the Company's Series A Preferred Stock are redeemable at any time by the Company on or after January 30, 2003 at $25 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company's Series A Preferred Stock have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on shares of the Company's Series A Preferred Stock are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

       As discussed in Notes 13 and 14, in connection with the June 2000 Waiver and Amendment, the Company is prohibited from declaring or paying any dividends with respect to the Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. As a result, the Company has not declared or paid any dividends on its Series A Preferred Stock since the first quarter of 2000. Dividends will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under terms of the bank credit facility.

       SERIES B PREFERRED STOCK

       In order to satisfy the REIT distribution requirements with respect to its 1999 taxable year, during 2000 the Company authorized an additional
       30.0 million shares of $0.01 par value preferred stock, designated 12.0 million shares of such preferred stock as Series B Preferred Stock and subsequently issued approximately 7.5 million shares to holders of the Company's common stock as a stock dividend.

       The shares of Series B Preferred Stock issued by the Company provide for cumulative dividends payable at a rate of 12% per year of the stock's stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company's 12.0% senior notes, due 2006. The shares of Series B Preferred Stock were convertible into shares of the Company's common stock during two conversion periods: (i) from October 2, 2000 to October 13, 2000; and
       (ii) from December 7, 2000 to December 20, 2000, at a conversion price based on the average closing price of the Company's common stock on the NYSE during the 10 trading days prior to the first day of the applicable conversion period, provided, however, that the conversion price used to determine the number of shares of the Company's common stock issuable upon conversion of the Series B Preferred Stock could not be less than $1.00. The number of shares of the Company's common stock that were issued upon the conversion of each share of Series B Preferred Stock was calculated by dividing the stated price ($24.46), plus accrued and unpaid dividends as of the date of conversion of each share of Series B Preferred Stock, by the conversion price established for the conversion period.

       Approximately 1.3 million shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 21.7 million shares of the Company's common stock. The conversion price for the initial conversion period was established at $1.4813.

       Approximately 2.9 million shares of Series B Preferred Stock issued by the Company on November 13, 2000 were converted during the second conversion period in December 2000, resulting in the issuance of approximately 73.4 million shares of the Company's common stock. The conversion price for the second conversion period was established at $1.00. The shares of Series B Preferred Stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of the Company's common stock.

       On December 13, 2000, the Company's board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company's Series B Preferred Stock on December 22, 2000. As a result of the board's declaration, the holders of the Company's Series B Preferred Stock were entitled to receive approximately 3.3 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12.0% per annum of the stock's stated value ($24.46 per share). As of December 31, 2000, the Company has accrued approximately $2.7 million of distributions on Series B Preferred Stock and approximately $6.5 million of distributions on the Series A Preferred Stock. Approximately 0.1 million shares of Series B Preferred Stock were issued on January 2, 2001 as a result of this dividend.

       On March 9, 2001, the Company's board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the first quarter of 2001, payable on April 2, 2001 to the holders of record of the Company's Series B Preferred Stock on March 19, 2001. As a result of this declaration, the holders of the Company's Series B Preferred Stock are entitled to receive 3.0 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend is based on a dividend rate of 12.0% per annum of the stock's stated value ($24.46). Approximately 0.1 million shares of Series B Preferred Stock will be issued on April 2, 2001 as a result of this dividend.

       STOCK OFFERINGS

       On November 4, 1998, Old CCA filed a Registration Statement on Form S-3 to register up to 3.0 million shares of Old CCA common stock for sale on a continuous and delayed basis using a "shelf" registration process. During December 1998, Old CCA sold, in a series of private placements,
       2.9 million shares of Old CCA common stock to institutional investors pursuant to this registration statement. The net proceeds of approximately $66.1 million were utilized by Old CCA for general corporate purposes, including the repayment of indebtedness, financing capital expenditures and working capital.

       On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the "Shelf Registration Statement"). Proceeds from sales under the Shelf Registration Statement were used for general corporate purposes, including the acquisition and development of correctional and detention facilities. During 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120.0 million.

       On May 7, 1999, the Company registered 10.0 million shares of the Company's common stock for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). The DRSPP provided a method of investing cash dividends in, and making optional monthly cash purchases of, the Company's common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on the NYSE. As of December 31, 2000, the Company issued approximately 1.3 million shares under the DRSPP, with substantially all of these shares issued under the DRSPP's optional cash feature, resulting in proceeds of $12.3 million. The Company has suspended the DRSPP.

       At the Company's 2000 annual meeting of stockholders on December 13, 2000, the holders of the Company's common stock as of the record date for the meeting approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The Company obtained the approval for the reverse stock split based on the Company's actual and prospective issuances of shares of its common stock and the effect of such issuances on the market price of the Company's common stock. Management expects that the reverse stock split will allow the Company to continue to meet the minimum stock price requirement for continued listing on the NYSE and that the reverse stock split will be effected during the second quarter of 2001.

       STOCK WARRANTS

       Old CCA had issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to Old CCA and to stockholders as a dividend. All outstanding warrants were exercised in 1998 for 3.9 million shares of common stock with no cash proceeds received by Old CCA.

       In connection with the Operating Company Merger, the Company issued warrants for 2.1 million shares of the Company's common stock to acquire the voting common stock of Operating Company. The warrants issued allow the holder to purchase 1.4 million shares of the Company's common stock at an exercise price of $0.01 per share and 0.7 million shares of the Company's common stock at an exercise price of $1.41 per share. Also in connection with the Operating Company Merger, the Company assumed the obligation to issue up to approximately 0.8 million shares of its common stock, at a per share price of $3.33.

       TREASURY STOCK

       Old CCA's Board of Directors approved a stock repurchase program for up to an aggregate of 350,000 shares of Old CCA's stock for the purpose of funding Old CCA's employee stock options, stock ownership and stock award plans. In September 1997, Old CCA repurchased 108,000 shares of its stock from a member of the board of directors of Old CCA at the market price pursuant to this program. In March 1998, Old CCA repurchased 175,000 shares from its chief executive officer at the market price pursuant to this program. On December 31, 1998, all then outstanding treasury stock was retired in connection with the 1999 Merger. Treasury stock was recorded in 1999 related to the cashless exercise of stock options.

       STOCK OPTION PLANS

       The Company has incentive and nonqualified stock option plans under which options were granted to "key employees" as designated by the board of directors. The options are generally granted with exercise prices equal to the market value at the date of grant. Vesting periods for options granted to employees generally range from one to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.

       In connection with the 1999 Merger, all options outstanding at December 31, 1998 to purchase Old CCA common stock and all options outstanding at January 1, 1999 to purchase Old Prison Realty common stock, were converted into options to purchase shares of the Company's common stock, after giving effect to the exchange ratio and carryover of the vesting and other relevant terms. Options granted under Old CCA's stock option plans are exercisable after the later of two years from the date of employment or one year after the date of grant until ten years after the date of grant. Options granted under Old Prison Realty's stock option plans were granted with terms similar to the terms of the Company's plans.

       During the fourth quarter of 2000, pursuant to anti-dilution provisions under the Company's equity incentive plans, an automatic adjustment of approximately 5.9 million stock options was issued to existing optionees as a result of the dilutive effect of the issuance of the Series B Preferred Stock, as further discussed in Note 13, and below. In accordance with APB 25, "Accounting for Stock Issued to Employees," the Company also adjusted the exercise prices of existing and newly issued options such that the automatic adjustment resulted in no accounting consequence to the Company's financial statements. All references in this Note to the number and prices of options still outstanding have been retroactively restated to reflect the increased number of options resulting from the automatic adjustment.

       Stock option transactions relating to the Company's incentive and nonqualified stock option plans are summarized below (in thousands, except exercise prices):

                                                            WEIGHTED AVERAGE
                                                           EXERCISE PRICE PER
                                     NUMBER OF OPTIONS          OPTION
                                     -----------------     ------------------
Outstanding at December 31, 1997           6,797                $ 5.47
  Granted                                  1,173                $15.35
  Exercised                               (3,498)               $ 2.47
  Cancelled                                 (128)               $11.25
                                          ------                ------

Outstanding at December 31, 1998           4,344                $10.39
  Old Prison Realty options                3,068                $ 9.13
  Granted                                    997                $ 7.94
  Exercised                                 (362)               $ 1.12
  Cancelled                               (1,966)               $ 9.64
                                          ------                ------

Outstanding at December 31, 1999           6,081                $10.15
  GRANTED                                  5,524                $ 1.65
  CANCELLED                               (1,816)               $ 9.59

                                          ------                ------
OUTSTANDING AT DECEMBER 31, 2000           9,789                $ 5.45
                                          ======                ======

       The weighted average fair value of options granted during 2000, 1999 and 1998 was $0.81, $1.54, and $6.54 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

       Stock options outstanding at December 31, 2000, are summarized below:

                                   OPTIONS           WEIGHTED AVERAGE
                               OUTSTANDING AT           REMAINING                                       OPTIONS
                              DECEMBER 31, 2000      CONTRACTUAL LIFE       WEIGHTED AVERAGE        EXERCISABLE AT
         EXERCISE PRICE         (IN THOUSANDS)           IN YEARS            EXERCISE PRICE        DECEMBER 31, 2000
      --------------------    ------------------    -------------------    ------------------     --------------------
      $   0.58 -  1.00              3,137                  9.32                  $ 0.95                   1,881
      $   1.82 -  2.99              2,728                  9.14                  $ 2.46                     218
      $   4.00 -  7.94                460                  6.39                  $ 6.94                     460
      $   8.31 - 11.78              1,900                  6.46                  $ 9.38                   1,900
      $  12.18 - 15.93              1,564                  6.48                  $14.50                   1,564
                                    -----                  ----                  ------                   -----
                                    9,789                  8.12                  $ 5.45                   6,023
                                    =====                  ====                  ======                   =====

       During 1995, Old CCA authorized the issuance of 295,000 shares of common stock to certain key employees as a deferred stock award. The award was to fully vest ten years from the date of grant based on continuous employment with the Company. The Company had been expensing the $3.7 million of awards over the ten-year vesting period. During 2000, due to the resignations of such employees, approximately 176,000 shares of deferred stock became vested immediately. As a result, the Company expensed the unamortized portion of the award, totaling approximately $1.8 million. The remainder of such shares of deferred stock became immediately vested during the first quarter of 2001 upon the resignation or termination of an employee from the Company. Approximately 155,000 shares of the deferred stock are subject to adjustment as a result of the issuance and subsequent conversion of shares of Series B Preferred Stock as discussed above, resulting in the issuance of an additional 235,000 shares of common stock pursuant to the deferred awards.

       During 1997, Old CCA granted 70,000 stock options to a member of the board of directors of Old CCA to purchase Old CCA's common stock. The options were granted with an exercise price less than the market value on the date of grant and were exercisable immediately. During 1998, Old CCA fully recognized the $0.5 million of compensation expense related to the issuance of these stock options.

       During 1999, the Company authorized the issuance of 23,000 shares of common stock to four executives as deferred stock awards. The value of the awards on the date of grant was approximately $0.5 million. The awards vested 25% immediately upon date of the grant with the remaining shares vesting 25% on each anniversary date of the grant in each of the next three years. Effective December 31, 1999, two of the executives that received the awards resigned from the Company. All unvested shares issued to those two executives were forfeited upon their resignation. The Company expensed $0.1 million related to the shares in 1999. During 2000, the remaining two executives resigned from the Company, resulting in the forfeiture of the unvested shares.

       At the Company's 2000 annual meeting of stockholders held in December 2000, the Company obtained the approval of an amendment to the Company's 1997 Employee Share Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 1.3 million to 15.0 million and the adoption of the Company's 2000 Equity Incentive Plan, pursuant to which the Company will reserve 25.0 million in shares of the common stock for issuance thereunder. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. The number of shares available for issuance under each of the plans will be adjusted in the event the reverse stock split discussed above is approved and implemented.

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and accounts for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As a result, no compensation cost has been recognized for the Company's stock option plans under the criteria established by SFAS 123. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands except per share data):

                                                               2000                1999                1998
                                                           ------------        ------------        ------------
Net income (loss) - as reported                            $  (744,308)        $   (81,254)        $    10,836
Net income (loss) - pro forma                                 (745,598)            (84,252)              6,769

Net income (loss) per share - Basic - as reported          $     (5.67)        $     (0.71)        $      0.15
Net income (loss) per share - Basic - pro forma                  (5.68)              (0.73)               0.09

Net income (loss) per share - Diluted - as reported        $     (5.67)        $     (0.71)        $      0.14
Net income (loss) per share - Diluted - pro forma                (5.68)              (0.73)               0.09

       The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) for future years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2000          1999         1998
                                             --------     ----------    --------
       Expected dividend yield                  0.0%         9.0%         0.0%
       Expected stock price volatility        112.5%        49.1%        47.7%
       Risk-free interest rate                  5.3%         5.4%         4.6%
       Expected life of options               7 YEARS       10 years     4 years

       RETIREMENT PLANS

       On December 28, 1998, Operating Company adopted a 401(k) plan (the "Plan"). In connection with the Operating Company Merger, the Company assumed all benefits and obligations of the Plan. All employees of the Company are eligible to participate upon reaching age 18 and completing one year of qualified service. Employees may elect to defer from 1% to 15% of their compensation. The provisions of the Plan provide for employer matching discretionary contributions currently equal to 100% of the employee's contributions up to 4% of the employee's compensation. Additionally, the Company also makes a basic contribution on behalf of each eligible employee, equal to 2% of the employee's compensation for the first year of eligibility, and 1% of the employee's compensation for each year of eligibility following. The Company's contributions become 40% vested after four years of service and 100% vested after five years of service. The Company's board of directors has discretion in establishing the amount of the Company's matching and basic contributions, which amounted to $0.8 million since the Operating Company Merger on October 1, 2000.

19.    INTERNATIONAL ALLIANCE

       In 1994, Old CCA entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States. In conjunction with the Alliance, Sodexho purchased an equity position in Old CCA by acquiring several instruments. In 1994, Old CCA issued to Sodexho 2.5 million shares of common stock at $4.29 per share and a $7.0 million convertible subordinated note bearing interest at 8.5%. Sodexho also received warrants that were exercised in 1998 for 3.9 million shares of common stock. In consideration of the placement of the aforementioned securities, Old CCA paid Sodexho $4.0 million over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments based on the estimated cost to Old CCA of raising the various components of capital and are charged to debt issuance costs or equity as the respective financings are completed.

       In 1995, Old CCA and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20.0 million of convertible subordinated notes at any time prior to December 1997. In 1997, Old CCA and Sodexho extended the expiration date of this contract to December 1999. As discussed in Note 14, on March 8, 1999, the Company issued the $20.0 Million Floating Rate Convertible Note to Sodexho. The notes bore interest at LIBOR plus 1.35% and were convertible into shares of the Company's common stock at a conversion price of $7.80 per share.

       In 1996, Old CCA sold $20.0 million of convertible notes to Sodexho pursuant to their contractual preemptive right. The notes had an interest rate of 7.5% and were convertible into common shares at a conversion price of $28.53 per share.

       As discussed in Note 14, on March 8, 1999, Sodexho converted (i) the $7.0 million convertible subordinated note bearing interest at 8.5% into 1.7 million shares of the Company's common stock at a conversion price of $4.09 per share, (ii) the $20.0 million convertible subordinated note bearing interest at 7.5% into 0.7 million shares of the Company's common stock at a conversion price of $28.53 per share and (iii) the $20.0 Million Floating Rate Convertible Note bearing interest at LIBOR plus 1.35% into 2.6 million shares of the Company's common stock at a conversion price of $7.80 per share.

       As discussed in Note 3, the Company sold its 50% interest in two international subsidiaries to Sodexho for an aggregate sales price of approximately $6.4 million, resulting in a net loss on sale of approximately $2.0 million.

20.    RELATED PARTY TRANSACTIONS

       Old CCA paid legal fees to a law firm of which one of the partners had been a member of the Old CCA board of directors. Legal fees paid to the law firm amounted to $5.8 million and $3.0 million in 1999 and 1998, respectively. The Company and Operating Company paid $3.0 million to this law firm during 2000.

       Old CCA paid $0.3 million in 1998, to a member of the Old CCA board of directors for consulting services related to various contractual relationships. The Company paid $0.1 million in 2000 to a former member of Operating Company's board of directors for consulting services related to various contractual relationships. The Company did not make any payments to this individual during 1999.

       Old CCA paid $1.3 million in 1998, to a company that is majority-owned by an individual that was a member of the Old CCA board of directors, for services rendered at one of its facilities. The Company and Operating Company paid $0.6 million for services rendered during 2000. The Company did not make any payments to this company during 1999.

       The Company paid $26.5 million in each of 2000 and 1999, to a construction company that is owned by a former member of the Company's board of directors, for services rendered in the construction of facilities. The board member did not stand for re-election to the Company's board of directors at the Company's 2000 annual meeting of stockholders, which was held during the fourth quarter of 2000. During 1998, Old CCA paid $40.8 million and Old Prison Realty paid $8.7 million to this construction company.

       During 1998, the Company paid $3.0 million to a former member of the Company's board of directors for consulting services rendered in connection with the merger transactions discussed in Note 3. The Company and Operating Company paid $0.2 million to this individual in 2000 for ongoing consulting services. The Company did not make payments to this individual during 1999 other than board of director fees. The board member did not stand for re-election to the Company's board of directors at the Company's 2000 annual meeting of stockholders, which was held during the fourth quarter of 2000. Refer to Note 18 for stock transactions with officers and former officers.

21.    COMMITMENTS AND CONTINGENCIES

       LITIGATION

       During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the "global" settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the restructuring of the Company led by Fortress/Blackstone and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company will issue or pay to the plaintiffs in the actions: (i) an aggregate of 46.9 million shares of the Company's common stock; (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

       It is expected that the promissory note will be due January 2, 2009, and will accrue interest at a rate of 8.0% per annum. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock meets or exceeds a "termination price" equal to $1.63 per share for fifteen consecutive trading days prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $0.49 per common share, based on the average trading price of the stock prior to the maturity of the note. The Company has reflected the estimated obligation of approximately $75.4 million associated with the stockholder litigation in the accompanying balance sheet at December 31, 2000.

       On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C.
       v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement by and among the parties related to a proposed restructuring of the Company led by Fortress/Blackstone. The complaint alleges that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asks for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief the court may deem appropriate. The Company is contesting this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

       On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs are seeking damages in excess of $30.0 million plus prejudgement interest and attorneys' fees. The Company's insurance carrier has indicated that it did not receive timely notice of these claims and, as a result, is currently contesting its coverage obligations in this suit. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

       Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. The Company is aware that six additional plaintiffs may file suits with respect to this matter. These suits claim unspecified compensatory and punitive damages, as well as certain costs provided for by statute. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys' fees. The Company is currently challenging this verdict with post-judgement motions, and a final judgement has not been entered in this case. The Company's insurance carrier has indicated to the Company that its coverage does not extend to punitive damages such as those awarded in Pacetti. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

       In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company's inmate transportation subsidiary, TransCor. The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. Discovery and case preparation are on-going. Both former employees are subject to pending criminal charges in Houston, Harris County, Texas. Plaintiff Schoenfeld has previously submitted a settlement demand exceeding $20.0 million. The Company, its wholly-owned subsidiary (the parent corporation of TransCor and successor by merger to Operating Company) and TransCor are defending this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. The Company's and TransCor's insurance carrier, however, has indicated that it did not receive proper notice of this claim, and as a result, may challenge its coverage of any resulting liability of TransCor. In addition, the insurance carrier asserts it will not be responsible for punitive damages. The Company and TransCor are currently contesting this issue with the carrier. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by the Company, such liability would have a material adverse effect upon the business or financial position of TransCor and, potentially, the Company and its other subsidiaries.

       The Company has received an invoice, dated October 25, 2000, from Merrill Lynch for $8.1 million. Prior to their termination, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claims that the merger between Operating Company and the Company constitutes a "restructuring transaction," which Merrill Lynch further contends would trigger certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. The Company denies the validity of these claims. Merrill Lynch has not initiated legal action or threatened litigation. If Merrill Lynch initiated legal action on the basis of these claims, the Company would contest those claims. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. However, in the event Merrill Lynch were to prevail on its claims and the resulting liability were to be in excess of the amount accrued by the Company, such liability could have a material adverse effect upon the business or financial position of the Company.

       With the exception of certain insurance contingencies discussed above, the Company believes it has adequate insurance coverage related to the litigation matters discussed. Should the Company's insurance carriers fail to provide adequate insurance coverage, the resolution of the matters discussed above could result in a material adverse effect on the business and financial position of the Company and its subsidiaries.

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

       INSURANCE CONTINGENCIES

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

       INCOME TAX CONTINGENCIES

       Prior to the 1999 Merger, Old CCA operated as a taxable corporation for federal income tax purposes since its inception, and, therefore, generated accumulated earnings and profits to the extent its taxable income, subject to certain adjustments, was not distributed to its shareholders. To preserve its ability to qualify as a REIT, the Company was required to distribute all of Old CCA's accumulated earnings and profits before the end of 1999. If in the future the IRS makes adjustments increasing Old CCA's earnings and profits, the Company may be required to make additional distributions equal to the amount of the increase.

       Under previous terms of the Company's charter, the Company was required to elect to be taxed as a REIT for the year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with Accumulated Earnings and Profits. For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. The Company met the above described distribution requirements by designating approximately $152.5 million of the total distributions in 1999 as distributions of its Accumulated Earnings and Profits. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code with respect to its taxable year ended December 31, 1999 could have a material adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

       The Company's election of REIT status for its taxable year ended December 31, 1999 is subject to review by the IRS generally for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion disallowing the Company's dividends paid deduction, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, penalties and interest for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's combined and consolidated financial position, results of operations and cash flows.

       In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by Old CCA in 1998 and prior taxable years. The IRS is currently conducting audits of Old CCA's federal tax returns for the taxable years ended December 31, 1998 and 1997, and the Company's federal tax return for the taxable year ended December 31, 1999. The Company has received the IRS's preliminary findings related to the taxable year ended December 31, 1997 and is currently appealing those findings. The Company currently is unable to predict the ultimate outcome of the IRS's audits of Old CCA's 1998 and 1997 federal tax returns, the Company's 1999 federal tax return or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results could have a material adverse impact on the Company's financial position, results of operations and cash flows.

       GUARANTEES

       In connection with the bond issuance of a governmental entity for which the Company currently provides management services at a 2,016 bed correctional facility, the Company is obligated, under a debt service deficits agreement, to pay the trustee of the bond's trust indenture (the "Trustee") amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $66.2 million at December 31, 2000 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

       EMPLOYMENT AND SEVERANCE AGREEMENTS

       On July 28, 2000, Doctor R. Crants was terminated as the chief executive officer of the Company and from all positions with the Company and Operating Company. Under certain employment and severance agreements, Mr. Crants will continue to receive his salary and health, life and disability insurance benefits for a period of three years and was vested immediately in 140,000 shares of the Company's common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, was recognized during the third quarter of 2000. The unamortized portion was based on the trading price of the common stock of Old CCA, as of the date of grant, which occurred in the fourth quarter of 1995.

       Effective November 17, 2000, Darrell K. Massengale, secretary of the Company, resigned from all positions with the Company, its subsidiaries and its affiliates. Under Mr. Massengale's employment agreement, all deferred or restricted shares of common stock granted to Mr. Massengale became fully vested. The compensation expense related to the deferred shares, a $0.1 million non-cash charge representing the unamortized portion of the deferred stock award, was recognized during the third quarter of 2000. The unamortized portion was based on the trading price of the common stock of Old CCA as of the date of grant, which was during the first quarter of 1995. In addition, Mr. Massengale is entitled to receive his salary and health, life and disability insurance benefits for a period of three years and was vested immediately in approximately 36,000 shares of the Company's common stock previously granted as part of a deferred stock award. These shares increased to approximately 90,000 as a result of an adjustment due to the issuance and subsequent conversion of shares of Series B Preferred Stock.

22.    SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

       Selected quarterly financial information for each of the quarters in the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                                 MARCH 31,        JUNE 30,         SEPTEMBER 30,     DECEMBER 31,
                                                   2000             2000               2000             2000
                                                 ---------        ---------        ------------      ------------
   Revenue                                       $ 14,036         $ 14,132         $  43,854         $ 238,256
   Operating loss                                  (5,424)          (7,742)          (21,942)         (494,209)
   Net loss                                       (33,751)         (79,405)         (258,488)         (359,138)
   Net loss available to common stockholders      (35,901)         (81,555)         (261,072)         (365,780)
   Net loss per common share - basic                (0.30)           (0.69)            (2.20)            (2.15)
   Net loss per common share - diluted              (0.30)           (0.69)            (2.20)            (2.15)

                                                  MARCH 31,       JUNE 30,         SEPTEMBER 30,     DECEMBER 31,
                                                    1999            1999               1999             1999
                                                 ----------       ---------        -------------     ------------
   Revenue                                        $ 65,772         $68,014            $69,267         $  75,780
   Operating income (loss)                          54,973          55,787             56,064           (98,288)
   Net income (loss)                               (26,383)         56,883             36,902          (140,056)
   Net income (loss) available to common
      stockholders                                 (28,533)         54,733             34,752          (142,206)
   Net income (loss) per common share -
        basic                                        (0.27)           0.47               0.29             (1.20)
   Net income (loss) per common share -
        diluted                                      (0.27)           0.47               0.29             (1.20)

As discussed in Note 4, the results of operations for 1999 reflect the operations of the Company as a REIT, which specialized in acquiring, developing, owning and leasing correctional and detention facilities primarily to Operating Company. The 2000 results of operations reflect the operations of the Company as a subchapter C corporation which, as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. The results of operations in 2000 also include the operations of the Service Companies as of December 1, 2000 on a consolidated basis. Through August 31, 2000, the investments in the Service Companies were accounted for under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies are presented on a combined basis.