Form 10-Q
period 2001-03-31
CORRECTIONS CORP OF AMERICA/MD
filed 2001-05-15
CIK 1070985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each class of Common
            Stock as of April 30, 2001: Shares of Common Stock, $0.01
                   par value: 251,654,274 shares outstanding.

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
     a) Condensed Consolidated Balance Sheets (Unaudited) as of
           March 31, 2001 and December 31, 2000  ......................   3
     b) Condensed Consolidated Statements of Operations (Unaudited) for
           the three months ended March 31, 2001 and 2000 .............   4
     c) Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended March 31, 2001 and 2000 .........   5
     d) Condensed Consolidated Statement of Stockholders' Equity
           (Unaudited) for the three months ended March 31, 2001 ......   6
     e) Notes to Condensed Consolidated Financial Statements ..........   7
Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................  24
Item 3. Quantitative and Qualitative Disclosures About Market
           Risk .......................................................  36

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings .............................................  38
Item 2. Changes in Securities and Use of Proceeds .....................  38
Item 3. Defaults Upon Senior Securities ...............................  38
Item 4. Submission of Matters to a Vote of Security Holders ...........  38
Item 5. Other Information .............................................  38
Item 6. Exhibits and Reports on Form 8-K ..............................  38

SIGNATURES ............................................................  40

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        MARCH 31,    December 31,
                                                                                          2001           2000
                                                                                      -----------    -----------
                                        ASSETS
Cash and cash equivalents                                                             $    58,901    $    20,889
Restricted cash                                                                             9,031          9,209
Accounts receivable, net of allowance of $1,619 and $1,486, respectively                  133,314        132,306
Income tax receivable                                                                       2,090         32,662
Prepaid expenses and other current assets                                                  17,609         18,726
Assets held for sale under contract                                                        65,432         24,895
                                                                                      -----------    -----------
         Total current assets                                                             286,377        238,687

Property and equipment, net                                                             1,602,463      1,615,130
Investment in direct financing lease                                                       23,532         23,808
Assets held for sale                                                                       71,850        138,622
Goodwill                                                                                  110,671        109,006
Other assets                                                                               46,255         51,739
                                                                                      -----------    -----------
         Total assets                                                                 $ 2,141,148    $ 2,176,992
                                                                                      ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $   226,317    $   243,312
Income taxes payable                                                                        7,014          8,437
Distributions payable                                                                      11,253          9,156
Current portion of long-term debt                                                         384,123         14,594
                                                                                      -----------    -----------
         Total current liabilities                                                        628,707        275,499
Long-term debt, net of current portion                                                    738,978      1,137,976
Deferred tax liabilities                                                                   59,267         56,450
Fair value of interest rate swap agreement                                                 10,364             --
Other liabilities                                                                          19,055         19,052
                                                                                      -----------    -----------
         Total liabilities                                                              1,456,371      1,488,977
                                                                                      -----------    -----------

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
   Series A - 4,300 shares issued and outstanding; stated at liquidation preference
     of $25.00 per share                                                                  107,500        107,500
   Series B - 3,407 and 3,297 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively; stated at liquidation preference
     of $24.46 per share                                                                   83,334         80,642
Common stock - $0.01 par value; 400,000 shares authorized; 243,886 and 235,395 shares issued and 243,874 and 235,383 shares outstanding at March 31, 2001 and
  December 31, 2000, respectively                                                           2,439          2,354
Additional paid-in capital                                                              1,307,666      1,299,390
Deferred compensation                                                                      (2,491)        (2,723)
Retained deficit                                                                         (809,034)      (798,906)
Treasury stock, 12 shares, at cost                                                           (242)          (242)
Accumulated other comprehensive loss                                                       (4,395)            --
                                                                                      -----------    -----------
         Total stockholders' equity                                                       684,777        688,015
                                                                                      -----------    -----------
         Total liabilities and stockholders' equity                                   $ 2,141,148    $ 2,176,992
                                                                                      ===========    ===========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                   ----------------------
                                                                     2001         2000
                                                                   ---------    ---------
REVENUE:
   Management and other                                            $ 237,972    $      --
   Rental                                                              2,410       11,460
   Licensing fees from affiliates                                         --        2,576
                                                                   ---------    ---------
                                                                     240,382       14,036
                                                                   ---------    ---------
EXPENSES:
   Operating                                                         184,655           --
   General and administrative                                          8,600        2,536
   Depreciation and amortization                                      12,701       12,924
   Write-off of amounts under lease arrangements                          --        4,000
                                                                   ---------    ---------
                                                                     205,956       19,460
                                                                   ---------    ---------
OPERATING INCOME (LOSS)                                               34,426       (5,424)
                                                                   ---------    ---------
OTHER (INCOME) EXPENSE:
   Equity (earnings) loss and amortization of deferred gain, net          85         (162)
   Interest expense, net                                              34,069       28,482
   Strategic investor fees                                                --            7
   Change in fair value of interest rate swap agreement                5,969           --
   Unrealized foreign currency transaction loss                          385           --
                                                                   ---------    ---------
                                                                      40,508       28,327
                                                                   ---------    ---------
LOSS BEFORE INCOME TAXES                                              (6,082)     (33,751)

   Benefit for income taxes                                              775           --
                                                                   ---------    ---------
NET LOSS                                                              (5,307)     (33,751)

   Distributions to preferred stockholders                            (4,821)      (2,150)
                                                                   ---------    ---------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                          $ (10,128)   $ (35,901)
                                                                   =========    =========
BASIC NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
   PER COMMON SHARE                                                $   (0.04)   $   (0.30)
                                                                   =========    =========
DILUTED NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
   PER COMMON SHARE                                                $   (0.04)   $   (0.30)
                                                                   =========    =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED                                    236,034      118,395
                                                                   =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                  --------------------
                                                                                    2001        2000
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (5,307)   $(33,751)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                 12,701      12,924
      Amortization of debt issuance costs                                            4,627       3,321
      Deferred and other non-cash income taxes                                        (775)         --
      Equity in (earnings) loss and amortization of deferred gain                       85        (162)
      Write-off of amounts under lease agreement                                        --       4,000
      Unrealized foreign currency transaction loss                                     385          --
      Change in fair value of interest rate swap agreement                           5,969          --
      Other non-cash items                                                             538          90
  Changes in assets and liabilities:
      Accounts receivable, prepaid expenses and other assets                           101      (3,965)
      Receivable from affiliates                                                        --       4,052
      Income tax receivable                                                         30,572          --
      Accounts payable, accrued expenses and other liabilities                      (5,636)    (11,339)
      Payable to Operating Company                                                      --       3,635
      Income tax payable                                                            (1,423)        441
                                                                                  --------    --------
         Net cash provided by (used in) operating activities                        41,837     (20,754)
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                                           (311)    (47,799)
   Increase (decrease) in restricted cash                                              178        (313)
   Payments received on investments in affiliates                                       --         702
   Proceeds from sales of assets                                                    25,693          --
   Increase in other assets                                                           (138)     (1,127)
   Payments received on direct financing leases and notes
     receivable                                                                        681       1,223
                                                                                  --------    --------
         Net cash provided by (used in) investing activities                        26,103     (47,314)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt, net                                                           (29,469)     (1,520)
   Payment of debt issuance costs                                                     (351)         (2)
   Payment of dividends                                                                (32)     (2,150)
   Cash paid for fractional shares                                                     (76)         --
                                                                                  --------    --------
         Net cash used in financing activities                                     (29,928)     (3,672)
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                38,012     (71,740)

CASH AND CASH EQUIVALENTS, beginning of period                                      20,889      84,493
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS, end of period                                          $ 58,901    $ 12,753
                                                                                  ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest (net of amounts capitalized of $5,200 in 2000)                   $ 18,144    $ 20,895
                                                                                  ========    ========
        Income taxes                                                              $  1,412    $    522
                                                                                  ========    ========








         The accompanying notes are an integral part of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                                                          ACCUMULATED
                                                                                                             OTHER
                           SERIES A    SERIES B            ADDITIONAL                                    COMPREHENSIVE
                           PREFERRED  PREFERRED  COMMON     PAID-IN     DEFERRED    RETAINED    TREASURY    INCOME
                             STOCK      STOCK    STOCK      CAPITAL   COMPENSATION   DEFICIT     STOCK       (LOSS)       TOTAL
                            --------   -------   ------   ----------- ------------  ---------    -----       -------    ---------
Balance as of
  December 31, 2000         $107,500   $80,642   $2,354   $ 1,299,390    $(2,723)   $(798,906)   $(242)      $    --    $ 688,015
                            --------   -------   ------   -----------    -------    ---------    -----       -------    ---------
Comprehensive income (loss):

  Net loss                        --        --       --            --         --       (5,307)      --            --       (5,307)

  Cumulative effect of
    accounting change             --        --       --            --         --           --       --        (5,023)      (5,023)

  Amortization of transition
    adjustment                    --        --       --            --         --           --       --           628          628
                            --------   -------   ------   -----------    -------    ---------    -----       -------    ---------
Total comprehensive loss          --        --       --            --         --       (5,307)      --        (4,395)      (9,702)
                            --------   -------   ------   -----------    -------    ---------    -----       -------    ---------
Distributions to Preferred
  stockholders                    --     2,692       --           (76)        --       (4,821)      --            --       (2,205)

Issuance of common stock
  under terms of stockholder
  litigation                      --        --       84         8,353         --           --       --            --        8,437

Amortization of deferred
  compensation                    --        --        1            (1)       232           --       --            --          232
                            --------   -------   ------   -----------    -------    ---------    -----       -------    ---------
BALANCE AS OF
  MARCH 31, 2001            $107,500   $83,334   $2,439   $ 1,307,666    $(2,491)   $(809,034)   $(242)      $(4,395)   $ 684,777
                            ========   =======   ======   ===========    =======    =========    =====       =======    =========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

1.     ORGANIZATION AND OPERATIONS

       Corrections Corporation of America (together with its subsidiaries, the "Company"), a Maryland corporation formerly known as Prison Realty Trust, Inc., commenced operations as Prison Realty Corporation on January 1, 1999, following the mergers of each of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 (such mergers referred to collectively herein as the "1999 Merger").

       Prior to the 1999 Merger, Old Prison Realty had been a publicly traded entity operating as a real estate investment trust, or REIT, primarily in the business of owning and leasing prison facilities to private prison management companies and certain government entities. Prior to the 1999 Merger, Old CCA was a publicly traded entity primarily in the business of owning, operating and managing prisons on behalf of government entities and providing prisoner transportation services to such entities. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Additionally, Old CCA had been Old Prison Realty's primary tenant.

       Immediately prior to the 1999 Merger, Old CCA sold all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation ("Operating Company"). Also immediately prior to the 1999 Merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC (which subsequently merged with Prison Management Services, Inc.) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC (which subsequently merged with Juvenile and Jail Facility Management Services, Inc.).

       Effective January 1, 1999, the Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Following the completion of the 1999 Merger and through September 30, 2000, the Company specialized in acquiring, developing, owning and leasing correctional and detention facilities. Also effective January 1, 1999, the Company entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of the Company's facilities and Operating Company would provide certain services to the Company, including services rendered to the Company in the development of its correctional and detention facilities. The Company was therefore dependent on Operating Company for a significant source of its income. As a result of liquidity issues facing Operating Company and the Company, the parties amended certain of the contractual agreements between the Company and Operating Company during 2000 which, among other things, resulted in the forgiveness of approximately $190.8 million of rental payments due to the Company from Operating Company.

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

       During 2000, in order to address its liquidity concerns, the Company completed a comprehensive restructuring (the "Restructuring"). As part of the Restructuring, Operating Company was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). Immediately prior to the Operating Company Merger, Operating Company leased from New Prison Realty 35 correctional and detention facilities, with a total design capacity of 37,520 beds. Also in connection with the Restructuring, the Company amended its charter to, among other things, remove provisions relating to the Company's operation and qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America."

       On December 1, 2000, in connection with the Restructuring, the Company completed the acquisitions of PMSI and JJFMSI. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,372 beds, and JJFMSI had contracts to manage 17 correctional and detention facilities with a total design capacity of 9,204 beds.

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

       The Company currently owns or manages 72 correctional and detention facilities with a total design capacity of approximately 66,000 beds in 22 states, the District of Columbia and Puerto Rico, of which 70 facilities are operating and two are under construction.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in the 2000 Form 10-K report with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

       The condensed consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. Management believes the comparison between the results of operations for the three months ended March 31, 2001 and the results of operations for the three months ended March 31, 2000 are not meaningful because, for the prior year quarter (and through September 30, 2000), the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems. The financial condition, results of operations and cash flows of the Company since October 1, 2000, include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition as of and for the three months ended March 31, 2001 also includes the operations of the Service Companies (as of the December 1, 2000 acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

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

3.     ACQUISITIONS AND DISPOSITIONS

       In March 2001, the Company sold its Mountain View Correctional Facility, a facility located in North Carolina, which was classified as held for sale under contract as of December 31, 2000, for a sales price of approximately $24.9 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Company's $1.0 billion senior credit facility (the "Amended Bank Credit Facility").

       On April 10, 2001, the Company sold its interest in its facility located in Salford, England ("Agecroft") for approximately $65.7 million. The net proceeds from the sale were used to pay-down a like portion of amounts outstanding under the Amended Bank Credit Facility. Under the terms of the Amended Bank Credit Facility, the sale of Agecroft (or similar transaction) was required to be completed on or before April 30, 2001, the expiration of the applicable grace period under the Amended Bank Credit Facility.

4.     DEBT

       AMENDED BANK CREDIT FACILITY

       As of March 31, 2001, the Company had approximately $950.9 million outstanding under the Amended Bank Credit Facility. During the first and second quarters of 2001, the Company obtained amendments to the Amended Bank Credit Facility to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement (as further discussed in Note 6), modify certain financial covenants, and change the consummation date for securitizing the lease payments (or other similar transaction) related to the Company's Agecroft facility, each as further discussed below.

       In January 2001, the requisite percentage of the Company's senior lenders under the Amended Bank Credit Facility consented to the Company's issuance of a promissory note in partial satisfaction of its requirements under the definitive settlement agreements relating to the Company's then-outstanding stockholder litigation (the "January 2001 Consent and Amendment"), as further discussed in Note 6. The January 2001 Consent and Amendment also modified certain provisions of the Amended Bank Credit Facility to permit the issuance of the promissory note.

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

       The securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility did not close by the required date. However, the covenant allowed for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Amended Bank Credit Facility, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

       The Amended Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization of the Agecroft facility, the Company did not provide the audited financial statements within the required time period. However, in April 2001, the Company obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $40.0 Million Convertible Notes.

       The revolving loan portion of the Amended Bank Credit Facility (of which $377.7 million was outstanding as of March 31, 2001) matures on January 1, 2002, and was therefore classified on the accompanying balance sheet as a current liability at March 31, 2001. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying balance sheet at March 31, 2001. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

       The Amended Bank Credit Facility requires the Company to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Amended Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds to the Company of at least $100.0 million:

              - an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders;

              - any other offering of the Company's common stock or certain types of the Company's preferred stock;

              - issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Bank Credit Facility; or

              - certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

       The Amended Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. To date, the Company has determined that as a result of various prevailing market factors, the sale of assets represents the most effective means by which the Company could satisfy the covenant. During the first quarter of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million and is actively pursuing the sales of additional assets. The Company is currently evaluating a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. However, the Company does not believe that it is commercially reasonable to issue additional equity or debt securities at this time, other than those securities for which the Company has already contractually agreed to issue, including primarily the issuance of shares of the Company's common stock in connection with the settlement of the Company's stockholder litigation, as more fully discussed in Note 6. The Company will, however, continue to assess the commercial reasonableness of issuing additional securities. While the Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, there can be no assurance that the lenders under the Amended Bank Credit Facility will concur with the Company's position that it has used commercially reasonable efforts in its satisfaction of this covenant.

       Based on the Company's current credit rating, the current interest rate applicable to the Company's Amended Bank Credit Facility is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate ("LIBOR") for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates, however, are subject to (i) an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company has not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and (ii) an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the loans under the Amended Bank Credit Facility. The Company believes it will be able to satisfy the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Amended Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility and the completion of the Agecroft transaction, and through the pay-down of outstanding loans under the Amended Bank Credit Facility with cash on hand. However, the Company will be required to raise additional cash in order to satisfy the condition to prepay an additional $100.0 million prior to October 1, 2001, as future cash flows from operations will not be sufficient to satisfy such condition. There can be no assurance that the Company will be successful in generating sufficient cash in order to prepay such amount and satisfy this condition.

       The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Amended Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable and, subject to the foregoing discussion regarding the capital raising event covenant, and obtainment of lender consent in connection with the reverse stock split discussed in Note 8, will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

       Due to certain cross-default provisions contained in certain of the Company's debt instruments, if the Company were to be in default under the Amended Bank Credit Facility and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's $100.0 million senior notes and the Company's aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 million convertible subordinated notes, even if the lenders under the Amended Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

       $40.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to $40.0 million in convertible subordinated notes due December 2008 (the "$40 Million Convertible Subordinated Notes") as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the restructuring proposed in 1999 and 2000 led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"), and a similar restructuring subsequently proposed by Pacific Life Insurance Company.

       In order to address the events of default discussed above, on June 30, 2000, the Company and MDP Ventures IV LLC and affiliated purchasers of the notes (collectively, "MDP") executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the New York Stock Exchange ("NYSE") for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. The waiver and amendment to the note purchase agreement also provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $1.19, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 6, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. The Company and MDP are currently in discussions concerning this matter. At an adjusted conversion price of $1.19, the $40.0 Million Convertible Subordinated Notes are convertible into approximately 33.6 million shares of the Company's common stock. The price and shares will be adjusted in connection with the completion of the reverse stock split, as discussed in Note 8.

       In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes are currently convertible, at an adjusted conversion price of $1.19, into an additional 0.9 million shares of the Company's common stock. The price and shares will be adjusted in connection with the completion of the reverse stock split. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $40.0 Million Convertible Subordinated Notes.

       The terms of a registration rights agreement with the holders of the $40.0 Million Convertible Subordinated Notes also require the Company to use its best efforts to register the shares of the Company's common stock into which the notes are convertible. Management is taking the necessary actions to achieve compliance with this covenant.

       $30.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       At December 31, 2000, the Company was in default under the terms of the note purchase agreement governing the Company's $30 million convertible subordinated notes due February 2005 (the "$30.0 Million Convertible Subordinated Notes"). The default related to the Company's failure to comply with the total leverage ratio financial covenant. However, in March 2001, the Company and the holder of the notes, PMI Mezzanine Fund, L.P., executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to the Company.

       The conversion price for the notes has been established at $1.07, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of a waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 6, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company's common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, if, as currently contemplated, all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. At an adjusted conversion price of $1.07, the $30.0 Million Convertible Subordinated Notes are convertible into approximately 28.0 million shares of the Company's common stock. The price and shares will also be adjusted in connection with the completion of the reverse stock split, as discussed in Note 8.

5.     EARNINGS (LOSS) PER SHARE

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

       For the three months ended March 31, 2001 and 2000, the Company's stock options and warrants were convertible into 0.2 million and 26,000 shares, respectively. For the three months ended March 31, 2001 and 2000, the Company's convertible subordinated notes were convertible into 62.5 million and 3.0 million shares, respectively. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 and 2000 as the effect of their inclusion was anti-dilutive.

       The Company has entered into definitive settlement agreements regarding the settlement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers (as further discussed in Note 6). In February 2001, the Company obtained final court approval of the definitive settlement agreements. Pursuant to terms of the settlement, among other consideration, the Company will issue to the plaintiffs and their counsel an aggregate of 46.9 million shares of common stock. As of March 31, 2001, the Company had issued approximately 8.4 million shares under the terms of the settlement. The issuance of these shares, and the issuance of the remaining shares under terms of the settlement agreement, which is currently expected to occur during 2001, increases the denominator used in the earnings per share calculation, thereby reducing the net income or loss per common share of the Company.

6.     COMMITMENTS AND CONTINGENCIES

       LITIGATION

       During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the "global" settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the restructuring of the Company led by Fortress/Blackstone and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company will issue or pay to the plaintiffs (and their respective legal counsel) in the actions: (i) an aggregate of 46.9 million shares of the Company's common stock; (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

       It is expected that the promissory note will be due January 2, 2009, and will accrue interest at a rate of 8.0% per annum. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock price meets or exceeds a "termination price" equal to $1.63 per share for fifteen consecutive trading days prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $0.49 per common share, based on the average trading price of the stock prior to the maturity of the note. The Company accrued the estimated obligation of approximately $75.4 million associated with the stockholder litigation during the third quarter of 2000. As of March 31, 2001, the Company had issued 8.4 million shares under terms of the settlement to plaintiffs' counsel in the actions. Subsequent to March 31, 2001, the Company issued an additional
       7.5 million shares under terms of the settlement to plaintiffs' counsel in the actions. The remaining shares are expected to be issued during 2001.

       On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C.
       v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement by and among the parties related to a proposed restructuring of the Company led by Fortress/Blackstone. The complaint alleges that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asks for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief the court may deem appropriate. The plaintiffs have filed a motion for summary judgment. The Company is contesting this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

       On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs were seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. During the first quarter of 2001, the Company and plaintiffs reached an agreement in principle to settle plaintiffs' claims against the Company. However, no such agreement has been reached between the plaintiffs and other defendants in the case. The Company's insurance carrier has indicated that it did not receive timely notice of these claims and, as a result, is currently contesting its coverage obligations under the proposed settlement. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting the settlement amount, which is not material, and for which the Company is seeking reimbursement from its insurance carrier. Although the Company has reached an agreement in principle to settle the plaintiffs' claims against the Company, there can be no assurance that a definitive settlement agreement will be reached and/or approved by the courts.

       Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. These suits claim unspecified compensatory and punitive damages, as well as certain costs provided for by statute. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys' fees. The Company was challenging this verdict with post-judgment motions, and a final judgment has not been entered in this case. The Company's insurance carrier had indicated to the Company that its coverage did not extend to punitive damages such as those initially awarded in Pacetti. However, the Company and all plaintiffs reached an agreement in principle during the second quarter of 2001 to settle their claims, asserted and unasserted, against the Company. Although there can be no assurance that a definitive settlement agreement will be reached and/or approved by the courts, the Company does not expect that these cases, if adjudicated in a manner adverse to the Company, will have a material adverse effect upon the business or financial position of the Company.

       In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company's inmate transportation subsidiary, TransCor. The lawsuit captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. Discovery and case preparation are on-going. Both former employees are subject to pending criminal charges in Houston, Harris County, Texas. Plaintiff Schoenfeld has previously submitted a settlement demand exceeding $20.0 million. The Company, its wholly-owned subsidiary (the parent corporation of TransCor and successor by merger to Operating Company) and TransCor are defending this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. The Company and TransCor's insurance carrier, however, has indicated that it did not receive proper notice of this claim, and as a result, may challenge its coverage of any resulting liability of TransCor. In addition, the insurance carrier asserts it will not be responsible for punitive damages. The Company and TransCor are currently contesting this issue with the carrier. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by the Company, such liability would have a material adverse effect upon the business or financial position of TransCor and, potentially, the Company and its other subsidiaries.

       The Company has received an invoice, dated October 25, 2000, from Merrill Lynch for $8.1 million for services as the Company's financial advisor in connection with the Restructuring. Prior to their termination in the second quarter of 2000, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claims that the merger between Operating Company and the Company constitutes a "restructuring transaction," which Merrill Lynch further contends would trigger certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. The Company denies the validity of these claims. Merrill Lynch has not initiated legal action or threatened litigation. If Merrill Lynch initiated legal action on the basis of these claims, the Company would contest those claims vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel.

       With the exception of certain insurance contingencies discussed above, and with respect to the actions regarding Fortress/Blackstone and Merrill Lynch, the Company believes it has adequate insurance coverage related to the litigation matters discussed. Should the Company's insurance carriers fail to provide adequate insurance coverage, the resolution of the matters discussed above could result in a material adverse effect on the business and financial position of the Company and its subsidiaries.

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

       DISTRIBUTIONS

       Under the terms of the Amended Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first quarter of 2001 have been accrued as of March 31, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. Based on the existing non-payments, the failure to pay dividends through the third quarter of 2001 will result in the requirement to elect two additional directors to the Company's board of directors. Management currently believes that reinstating the payment of dividends on the Series A Preferred Stock prior to September 30, 2001 is in the best interest of the Company and its stockholders for a variety of reasons, including the fact that management believes such reinstatement would: (i) enhance the Company's credit rating and thus its ability to refinance or renew its debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on the Company's board of directors; and (iii) restore the Company's eligibility to use Form S-3 under the rules of the Securities and Exchange Commission in connection with the registration of the Company's securities in future offerings. Accordingly, management intends to aggressively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividends prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to such amendment, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

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

       Under previous terms of the Company's charter, the Company was required to elect to be taxed as a REIT for the year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with Accumulated Earnings and Profits. For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. The Company met the above described distribution requirements by designating approximately $152.5 million of the total distributions in 1999 as distributions of its Accumulated Earnings and Profits. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95% of its taxable income for 1999. The Company believes that this distribution requirement has been satisfied by its distribution of shares of the Company's Series B Preferred Stock. The Company's failure to distribute 95% of its taxable income for 1999 or the failure of the Company to comply with other requirements for REIT qualification under the Code with respect to its taxable year ended December 31, 1999 could have a material adverse impact on the Company's financial position, results of operations and cash flows.

       The Company's election of REIT status for its taxable year ended December 31, 1999 is subject to review by the IRS generally for a period of three years from the date of filing of its 1999 tax return. Should the IRS review the Company's election to be taxed as a REIT for the 1999 taxable year and reach a conclusion disallowing the Company's dividends paid deduction, the Company would be subject to income taxes and interest on its 1999 taxable income and possibly subject to fines and/or penalties. Income taxes, penalties and interest for the year ended December 31, 1999 could exceed $83.5 million, which would have an adverse impact on the Company's financial position, results of operations and cash flows.

       In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA resulting from disputes with federal and state taxing authorities related to tax returns filed by

       Old CCA in 1998 and prior taxable years. The IRS is currently conducting audits of Old CCA's federal tax returns for the taxable years ended December 31, 1998 and 1997, and the Company's federal tax returns for the taxable years ended December 31, 2000 and 1999. The Company has received the IRS's preliminary findings related to the taxable years ended December 31, 1998 and 1997 and is currently appealing those findings. The Company currently is unable to predict the ultimate outcome of the IRS's audits of Old CCA's 1998 and 1997 federal tax returns, the Company's 2000 and 1999 federal tax returns or the ultimate outcome of audits of other tax returns of the Company or Old CCA by the IRS or by other taxing authorities; however, it is possible that such audits will result in claims against the Company in excess of reserves currently recorded by the Company. In addition, to the extent that IRS audit adjustments increase the Accumulated Earnings and Profits of Old CCA, the Company would be required to make timely distribution of the Accumulated Earnings and Profits of Old CCA to stockholders. Such results could have a material adverse impact on the Company's financial position, results of operations and cash flows.

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company's derivative instruments include an interest rate swap agreement and, pending issuance, an 8.0%, $29.0 million promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the settlement of a series of stockholder lawsuits against the Company and certain of its existing and former directors and executive officers, as discussed in Note 6.

       In accordance with the terms of the Amended Bank Credit Facility, the Company entered into certain swap arrangements in order to hedge the variable interest rate associated with portions of the debt. The swap arrangements fix LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2001 and at least $200.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense.

       As of March 31, 2001, in accordance with SFAS 133, as amended, the Company has reflected in earnings the change in the estimated fair value of the interest rate swap agreement during the quarter. The Company estimates the fair value of its interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of March 31, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $10.4 million, consisting of a transition adjustment of $5.0 million as of January 1, 2001 reflected in other comprehensive income (loss) and a reduction in the fair value of the swap agreement of $5.4 million during the first quarter of 2001 reflected in the statement of operations. In accordance with SFAS 133, the Company has recorded a $6.0 million non-cash charge for the change in fair value of derivative instruments during the first quarter of 2001, which includes $0.6 million for amortization of the transition adjustment. The transition adjustment represents the fair value of the swap agreement as of January 1, 2001, and has been reflected as a liability on the accompanying balance sheet, and as a cumulative effect of accounting change included in other comprehensive income (loss) in the accompanying statement of stockholders' equity. The unamortized transition adjustment at March 31, 2001 of $4.4 million is expected to be reclassified into earnings as a non-cash charge over the remaining term of the swap agreement. The non-cash charge which will be reclassified into earnings during 2001 is expected to be approximately $2.5 million. Because the Company does not expect to terminate the swap agreement prior to its maturity, the non-cash charge of $5.4 million during the first quarter of 2001 is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

       The ultimate liability relating to the $29.0 million promissory note and related interest is expected to be determined on the future issuance date and thereafter, based upon fluctuations in the Company's common stock price. If the promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings, the change in the estimated fair value of the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the stockholder litigation in the accompanying balance sheet as of March 31, 2001, the issuance of the note may have a material impact on the Company's consolidated financial position and results of operations if the fair value is deemed to be significantly different than the carrying amount of the liability at March 31, 2001. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the promissory note is determined.

8.     REVERSE STOCK SPLIT

       At the Company's 2000 annual meeting of stockholders held in December 2000, the holders of the Company's common stock approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company's common stock at a ratio of one-for-ten. Accordingly, the Company is expected to retroactively restate the number of common shares and per share amounts for all periods presented to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. The Company will pay cash in lieu of issuing fractional shares in the reverse stock split based on the closing price of the common stock on the New York Stock Exchange on May 17, 2001. The Company is currently soliciting the consent of the requisite percentage of lenders under the Amended Bank Credit Facility in connection with the cash in lieu payments. The reverse stock split is expected to be effective May 18, 2001. Following the completion of the reverse stock split, it is expected that the Company will have approximately 25.2 million shares of common stock issued and outstanding.

9.     SUPPLEMENTAL CASH FLOW DISCLOSURE

       During the first quarter of 2001, the Company issued 8.4 million shares of common stock in partial satisfaction of the stockholder litigation discussed in Note 6. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by, $8.4 million. Also during the first quarter of 2001, the Company issued $2.7 million of Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date.

10.    PRO FORMA INFORMATION

       The following unaudited pro forma operating information presents a summary of comparable results of combined operations of the Company, Operating Company, PMSI and JJFMSI for the three months ended March 31, 2000 as if the Operating Company Merger and acquisitions of PMSI and JJFMSI had collectively occurred as of the beginning of the period presented. The unaudited information includes the dilutive effects of the Company's common stock issued in the Operating Company Merger and the acquisitions of PMSI and JJFMSI as well as the amortization of the intangibles recorded in the Operating Company Merger and the acquisition of PMSI and JJFMSI, but excludes: (i) transactions or the effects of transactions between the Company, Operating Company, PMSI and JJFMSI including rental payments, licensing fees, administrative service fees and tenant incentive fees; (ii) the Company's write-off of amounts under lease arrangements; (iii) the Company's recognition of deferred gains on sales of contracts; (iv) the Company's recognition of equity in earnings or losses of Operating Company, PMSI and JJFMSI; (v) non-recurring merger costs expensed by the Company; (vi) strategic investor fees expensed by the Company; (vii) excise taxes accrued by the Company in 1999 related to its status as a REIT; and (viii) the Company's provisions for changes in tax status in 2000. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Operating Company Merger and acquisitions of PMSI and JJFMSI, in fact, collectively occurred at the beginning of the period presented.

                                                      PRO FORMA FOR THE
                                                      THREE MONTHS ENDED
                                                        MARCH 31, 2000
                                                        --------------
                                                         (unaudited)
         Revenue                                          $ 212,626
         Operating income                                 $  20,967
         Net loss available to common stockholders        $ (11,093)
         Net loss per common share:
             Basic                                        $   (0.08)
             Diluted                                      $   (0.08)


       The unaudited pro forma information presented above does not include adjustments to reflect the dilutive effects of the fourth quarter of 2000 conversion of the Company's Series B Preferred Stock into approximately
       95.1 million shares of the Company's common stock as if those conversions occurred at the beginning of the period presented. Additionally, the unaudited pro forma information does not include the dilutive effects of the Company's potentially issuable common shares such as convertible debt and equity securities, options and warrants as the provision of SFAS 128 prohibit the inclusion of the effects of potentially issuable shares in periods that a company reports losses from continuing operations. The unaudited pro forma information also does not include the dilutive effects of the expected issuance of an aggregate of 46.9 million shares of the Company's common stock to be issued in connection with the settlement of the Company's stockholder litigation.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. As the owner and operator of correctional and detention facilities, the Company is subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation involving the Company. In addition, as a result of the Company's operation so as to preserve its ability to qualify as a REIT for the year ended December 31, 1999, the Company is also currently subject to certain tax related risks. The Company is also subject to risks and uncertainties associated with the demands placed on the Company's capital and liquidity associated with its current capital structure. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 17, 2001 (File No. 0-25245) (the "Company's Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

THE COMPANY

The Company was formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following the mergers of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 with and into the Company (collectively, the "1999 Merger"). As more fully discussed in the Company's Form 10-K, effective October 1, 2000, the Company completed a series of previously announced restructuring transactions (collectively, the "Restructuring"). As part of the Restructuring, the Company's primary tenant, Corrections Corporation of America, a privately-held Tennessee corporation formerly known as Correctional Management Services Corporation ("Operating Company"), was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). In connection with the Restructuring and the Operating Company Merger, the Company amended its charter to, among other things, remove provisions relating to the Company's operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America." Effective December 1, 2000, each of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), two privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name (collectively the "Service Companies"), merged with and into a wholly-owned subsidiary of the Company.

The condensed consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. Management believes the comparison between the results of operations for the three months ended March 31, 2001 and the results of operations for the three months ended March 31, 2000 are not meaningful because, for the prior year quarter (and through September 30, 2000), the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems. The financial condition, results of operations and cash flows of the Company since October 1, 2000, include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition and results of operations as of and for the three months ended March 31, 2001 also includes the operations of the Service Companies (as of the December 1, 2000 acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

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

Since the 1999 Merger and through September 30, 2000, the Company had specialized in acquiring, developing, owning and leasing correctional and detention facilities. Operating Company had been a private prison management company that operated and managed the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company was dependent on Operating Company for a significant source of its income. In addition, the Company was obligated to pay Operating Company for services rendered to the Company in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and the Company, the parties amended the contractual agreements between the Company and Operating Company during 2000.

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

As a result of the Operating Company Merger on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a large variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2001

As of March 31, 2001, the Company's liquidity was provided by cash on hand of approximately $58.9 million and $50.0 million available under a revolving credit facility with a $50.0 million capacity which was assumed in connection with the Operating Company Merger (the "Operating Company Revolving Credit Facility"). During the first quarter of 2001, the Company generated $41.8 million in cash through operating activities. As of March 31, 2001, the Company had a net working capital deficiency of $342.3 million. Contributing to the net working capital deficiency was an accrual at March 31, 2001 of $67.0 million related to the settlement of the Company's stockholder litigation (which is expected to be satisfied through the remaining issuance of 38.5 million shares of common stock and the issuance of a $29.0 million note payable due in 2009) and the classification of the Company's $377.7 million revolving credit facility under the Amended Bank Credit Facility, which matures on January 1, 2002, as current. As of March 31, 2001, the Company had issued 8.4 million shares under terms of the Company's stockholder litigation settlement to plaintiffs' counsel in the actions. Subsequent to March 31, 2001, the Company issued an additional 7.5 million shares under terms of the settlement to plaintiffs' counsel in the actions. The remaining shares are expected to be issued during 2001.

The Company's principal capital requirements are for working capital, capital expenditures and debt maturities. The Company has financed, and intends to continue to finance, the working capital and capital expenditure requirements with existing cash balances, net cash provided by operations and borrowings under the Operating Company Revolving Credit Facility. The Company expects to be able to extend or refinance its debt maturities, including primarily the revolving credit facility under the Amended Bank Credit Facility, due within the next year.

As a result of the Company's current financial condition, including: (i) the revolving loans under the Amended Bank Credit Facility maturing January 1, 2002;
(ii) the requirement under the Amended Bank Credit Facility to use commercially reasonable efforts to complete any combination of certain transactions, as defined therein, which together result in net cash proceeds of at least $100.0 million; (iii) the Company's negative working capital position; and (iv) the Company's highly leveraged capital structure, the Company's management is evaluating the Company's current capital structure, including the consideration of various potential transactions that could improve the Company's financial position.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company's new management conducted strategic assessments; developed a strategic operating plan to improve the Company's financial position; developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development and excess land parcels; and identified certain of these non-strategic assets for sale. During the first quarter of 2001, the Company completed the sale of one of these assets, a facility located in North Carolina, for a sales price of approximately $24.9 million. The net proceeds from the sale were used to pay-down outstanding balances under the Amended Bank Credit Facility. Subsequent to quarter-end, the Company completed the sale of its interest in an additional facility, located in Salford, England ("Agecroft"), for a sales price of approximately $65.7 million, improving the Company's leverage ratios and providing additional liquidity to the Company. During the fourth quarter of 2000, the Company completed the sale of its interest in two international subsidiaries, an Australian corporation ("CC Australia") and a company incorporated in England and Wales ("UKDS"), for an aggregate sales price of $6.4 million. As a result of the sale of Agecroft, CC Australia, and UKDS, the Company owns only correctional and detention facilities located in the United States and its Territories, enabling management to focus solely on domestic operations.

As discussed above, the revolving loan portion of the Amended Bank Credit Facility matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain additional long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying condensed consolidated balance sheet as of March 31, 2001. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

During the first quarter of 2001, the Company obtained amendments to the Amended Bank Credit Facility to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, the Company amended the provisions to the note purchase agreement governing its $30.0 million convertible subordinated notes, to replace previously existing financial covenants in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

The Company also has certain non-financial covenants which must be met in order to remain in compliance with its debt agreements. The Company's Amended Bank Credit Facility contains a non-financial covenant which required the Company to consummate the securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility by March 31, 2001. The Agecroft transaction did not close by the required date. However, the covenant allowed for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

The Amended Bank Credit Facility also contains a non-financial covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the sale of Agecroft discussed above, the Company did not provide the audited financial statements within the required time period. However, in April 2001, the Company obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $40.0 million convertible notes.

The Amended Bank Credit Facility requires the Company to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Amended Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds to the Company of at least $100.0 million:

  - an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders;

  - any other offering of the Company's common stock or certain types of the Company's preferred stock;

  - issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Amended Bank Credit Facility; or

  - certain types of asset sales by the Company, including the sale-leaseback of the Company's headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

The Amended Bank Credit Facility also contains limitations upon the use of proceeds obtained form the completion of such transactions. To date, the Company has determined that as a result of the various prevailing market factors, the sale of assets represents the most effective means by which the Company could satisfy the covenant.

As discussed above, during the first quarter of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million and is actively pursuing the sales of additional assets. The Company is currently evaluating a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. However, the Company does not believe that it is commercially reasonable to issue additional equity or debt securities at this time, other than those securities for which the Company has already contractually agreed to issue, including primarily the issuance of shares of the Company's common stock in connection with the settlement of the Company's stockholder litigation. The Company, however, will continue to assess the commercial reasonableness of issuing additional securities. While the Company believes it will be able to demonstrate commercially reasonable efforts regarding the $100.0 million capital raising event on or before June 30, 2001, there can be no assurance that the lenders under the Amended Bank Credit Facility will concur with the Company's position that it has used commercially reasonable efforts in its satisfaction of this covenant.

Based on the Company's current credit rating, the current interest rate applicable to the Company's Amended Bank Credit Facility is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate ("LIBOR") for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates, however, are subject to (i) an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company has not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and
(ii) an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the loans under the Amended Bank Credit Facility. The Company believes it will be able to satisfy the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Amended Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility and the completion of the Agecroft transaction, and through the pay-down of outstanding loans under the Amended Bank Credit Facility with cash on hand. However, the Company will be required to raise additional cash in order to satisfy the condition to prepay an additional $100.0 million prior to October 1, 2001, as future cash flows from operations will not be sufficient to satisfy such condition. There can be no assurance that the Company will be successful in generating sufficient cash in order to prepay such amount and satisfy this condition.

The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Amended Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable and, subject to the foregoing discussion regarding the capital raising event covenant, and obtainment of lender consent in connection with the reverse stock split discussed in Note 8, will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

Due to certain cross-default provisions contained in certain of the Company's debt instruments, if the Company were to be in default under the Amended Bank Credit Facility and if the lenders under the Amended Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Amended Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's $100.0 million senior notes and the Company's aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $40.0 million convertible subordinated notes, even if the lenders under the Amended Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

Under the terms of the Amended Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first quarter of 2001 have been accrued as of March 31, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. Based on the existing non-payments, the failure to pay dividends through the third quarter of 2001 will result in the requirement to elect two additional directors to the Company's board of directors. Management currently believes that reinstating the payment of the dividends on the Series A Preferred Stock prior to September 30, 2001 is in the best interest of the Company and its stockholders for a variety of reasons, including the fact that management believes such reinstatement would: (i) enhance the Company's credit rating and thus its ability to refinance or renew its debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on the Company's board of directors; and (iii) restore the Company's eligibility to use Form S-3 under the rules of the Securities and Exchange Commission in connection with the registration of the Company's securities in future offerings. Accordingly, management intends to aggressively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividends prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to such amendment, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

At the Company's 2000 annual meeting of stockholders held in December 2000, the holders of the Company's common stock approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company's common stock at a ratio of one-for-ten. Accordingly, the Company is expected to retroactively restate the number of common shares and per share amounts for all periods presented to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. The Company will pay cash in lieu of issuing fractional shares in the reverse stock split based on the closing price of the common stock on the New York Stock Exchange on May 17, 2001. The Company is currently soliciting the consent of the requisite percentage of lenders under the Amended Bank Credit Facility in connection with the cash in lieu payments. The reverse stock split is expected to be effective May 18, 2001. Following the completion of the reverse stock split, it is expected that the Company will have approximately 25.2 million shares of common stock issued and outstanding.

OPERATING ACTIVITIES

The Company's net cash provided by operating activities for the three months ended March 31, 2001, was $41.8 million. This amount represents the net loss for the quarter plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including the change in fair value of the interest rate swap agreement. During the first quarter of 2001, the Company received significant tax refunds of approximately $30.6 million, contributing to the net cash provided by operating activities.

INVESTING ACTIVITIES

The Company's cash flow provided by investing activities was $26.1 million for the three months ended March 31, 2001, primarily attributable to the proceeds received from the sale of the Company's Mountain View Correctional Facility, located in North Carolina, on March 16, 2001.

FINANCING ACTIVITIES

The Company's cash flow used in financing activities was $29.9 million for the three months ended March 31, 2001. Net payments on debt totaled $29.5 million and primarily represents the net cash proceeds received from the sale of the Mountain View Correctional Facility that were immediately applied to amounts outstanding under the Amended Bank Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2000

Substantially all of the Company's revenue during the three months ended March 31, 2000 was derived from: (i) rents received under triple net leases of correctional and detention facilities, including the leases with Operating Company (the "Operating Company Leases"); (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on a $137.0 million promissory note payable to the Company from Operating Company (the "Operating Company Note"); and (iv) license fees earned under the terms of a trade name use agreement between the Company and Operating Company. Operating Company leased 37 of the Company's 46 operating properties pursuant to the Operating Company Leases. The Company, therefore, was dependent for its rental revenue upon Operating Company's ability to make the lease payments required under the Operating Company Leases for such facilities. Operating Company had incurred a net loss of $202.9 million as of December 31, 1999 and had net working capital deficiencies. As a result, Operating Company was unable to pay the first scheduled interest payment under the terms of the Operating Company Note and the scheduled lease payments to the Company under the Operating Company Leases.

The Company incurred a net loss available to common stockholders for the three months ended March 31, 2000 of $35.9 million, or $0.30 per share, during a period of severe liquidity problems. The financial condition of the Company at December 31, 1999, the inability of Operating Company to make certain of its payment obligations to the Company, and the actions taken by the Company and Operating Company in attempts to resolve liquidity issues of the Company and Operating Company resulted in a series of defaults under provisions of the Company's debt agreements as of December 31, 1999. As of March 31, 2000, the Company remained in default under the Amended Bank Credit Facility, the Company's $40.0 million convertible subordinated notes and its $30.0 million convertible subordinated notes. The defaults related to the Company's failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to the Company's 1999 consolidated financial statements, and certain transactions effected by the Company, including the execution of a securities purchase agreement in connection with a proposed restructuring led by Pacific Life Insurance Company. These events of default were subsequently waived, as more fully discussed in the Company's Form 10-K.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow used in operating activities was $20.8 million for the three months ended March 31, 2000, and represented the net loss plus depreciation and amortization and other non-cash charges and changes in the various components of working capital. The Company's cash flow used in investing activities was $47.3 million for the three months ended March 31, 2000, and primarily represented the construction of several real estate properties. The Company's cash flow used in financing activities was $3.7 million for the three months ended March 31, 2000 and represents payments of debt, and payments of dividends on shares of the Company's preferred and common stock.

RESULTS OF OPERATIONS

As previously discussed, management does not believe the comparison between the results of operations for the three months ended March 31, 2001 and the results of operations for the same period in the prior year is meaningful. Please refer to the discussion under the overview of the

Company for further information on the comparability of the results of operations between the two quarters.

The Company incurred a net loss available to common stockholders of $10.1 million, or $0.04 per share, for the three months ended March 31, 2001. Contributing to the net loss is a non-cash charge of $6.0 million related to the change in the estimated fair value of the Company's interest rate swap agreement.

THREE MONTHS ENDED MARCH 31, 2001

MANAGEMENT AND OTHER REVENUE

Management and other revenue consists of revenue earned by the Company from the operation and management of adult and juvenile correctional and detention facilities for the three months ended March 31, 2001, totaling $238.0 million. During the first quarter of 2001, occupancy for the Company's facilities under contract for management was 88.3%. During the first quarter of 2001, the State of Georgia began filling two of the Company's facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities. Also during the first quarter of 2001, the Company successfully renewed contracts at increased rates in five jurisdictions representing approximately 1,900 beds, resulting in increased management and other revenue at these facilities. Subsequent to quarter-end, the Company was informed that the Company's current contract with the District of Columbia to house its inmates at the Northeast Ohio Correctional Facility, which expires September 8, 2001, will not be renewed due to a new law that mandates the Federal Bureau of Prisons ("BOP") to assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Facility is a 2,016-bed medium-security prison. Because the BOP has begun transferring inmates from the Northeast Ohio facility, management and other revenue is expected to decline at this facility. This decline in revenue, however, is expected to be mitigated by a reduction in operating expenses due to staff reductions at the facility. Additionally, the Company is pursuing contracts to replace the contract with the BOP; however, there can be no assurance that the Company will be able to secure such contracts.

RENTAL REVENUE

Rental revenue was $2.4 million for the three months ended March 31, 2001 and was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, the Company sold one of these facilities, the Mountain View Correctional Facility, and therefore will no longer receive rental revenue on this facility.

OPERATING EXPENSES

Operating expenses totaled $184.7 million for the three months ended March 31, 2001. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities and other correctional facilities. Also included in operating expenses are the Company's realized losses on foreign currency transactions of $0.2 million for the three months ended March 31, 2001. This loss resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of certain receivables denominated in British pounds. See "Unrealized foreign currency transaction loss" herein for further discussion of these receivables.

GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2001, general and administrative expenses totaled $8.6 million. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

DEPRECIATION AND AMORTIZATION

For the three months ended March 31, 2001, depreciation and amortization expense totaled $12.7 million. Amortization expense for the three months ended March 31, 2001 includes approximately $1.9 million for goodwill, which was established in connection with the acquisitions of Operating Company on October 1, 2000 and the Services Companies on December 1, 2000. Amortization expense during the first quarter of 2001 is also net of a reduction to amortization expense of $2.9 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000.

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income for the three months ended March 31, 2001. Gross interest expense was $37.3 million for the three months ended March 31, 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Company's Amended Bank Credit Facility, the Operating Company Revolving Credit Facility, the Company's senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. The increase in gross interest expense from the prior year first quarter is primarily attributable to
(i) higher average debt balances outstanding, primarily related to the Amended Bank Credit Facility; (ii) the assumption of the Operating Company Revolving Credit Facility in connection with the Operating Company Merger; and (iii) less capitalized interest as a result of fewer ongoing construction and development projects.

Gross interest income was $3.2 million for the three months ended March 31, 2001. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

As of March 31, 2001, in accordance with SFAS 133, as amended, the Company has reflected in earnings the change in the estimated fair value of its interest rate swap agreement during the quarter. The Company estimates the fair value of interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of March 31, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $10.4 million, consisting of a transition adjustment of $5.0 million as of January 1, 2001 and a reduction in the fair value of the swap agreement of $5.4 million during the first quarter of 2001. In accordance with SFAS 133, the Company has recorded a $6.0 million non-cash charge for the change in fair value of derivative instruments during the first quarter of 2001, which includes $0.6 million for amortization of the transition adjustment. The transition adjustment represents the fair value of the swap agreement as of January 1, 2001, and has been reflected as a liability on the accompanying balance sheet, and as a cumulative effect of accounting change included in other comprehensive income in the accompanying statement of stockholders' equity. The unamortized transition adjustment at March 31, 2001 of $4.4 million is expected to be reclassified into earnings as a non-cash charge over the remaining term of the swap agreement. Because the Company does not expect to terminate the swap agreement prior to its maturity, the non-cash charge of $5.4 million during the first quarter of 2001 is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

In connection with the construction and development of the Company's Agecroft facility, located in Salford, England, during the first quarter of 2000, the Company entered into a 25-year property lease. The Company has been accounting for the lease as a direct financing lease and recorded a receivable equal to the discounted cash flows to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. These assets, along with various other short-term receivables, are denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date, and recognizes the currency gain or loss in its current period earnings. Due to negative fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, the Company recognized net unrealized foreign currency transaction losses of $0.4 million for the three months ended March 31, 2001. On April 10, 2001 the Company sold its interest in the Agecroft facility.

THREE MONTHS ENDED MARCH 31, 2000

RENTAL REVENUE

Net rental revenue was $11.5 million for the three months ended March 31, 2000 and was generated from leasing correctional and detention facilities to Operating Company, governmental agencies and other private operators. The Company reserved $68.7 million of the $77.7 million in total revenue due from Operating Company for the three months ended March 31, 2000 resulting from the uncertainty regarding the collectibility of the payments. On September 30, 2000, the Company forgave all unpaid rental revenue due from Operating Company. The forgiveness did not impact the amounts previously reported in the Company's financial statements as the amounts forgiven had been previously reserved. The Operating Company Leases were cancelled in the Operating Company Merger.

LICENSING FEES FROM AFFILIATES

Licensing fees from affiliates were $2.6 million for the three months ended March 31, 2000. Licensing fees were earned as a result of a service mark and trade name use agreement (the "Trade Name Use Agreement") between the Company and Operating Company, which granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The Trade Name Use Agreement was cancelled in the Operating Company Merger.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $2.5 million for the three months ended March 31, 2000. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $12.9 million for the three months ended March 31, 2000. Depreciation expense included the addition of one facility during the first quarter of 2000.

WRITE-OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

During the first quarter of 2000, the Company opened one facility that was operated and leased by Operating Company prior to the Operating Company Merger. Based on Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the accrued tenant incentive fees due Operating Company in connection with opening the facility, totaling $4.0 million for the three months ended March 31, 2000.

EQUITY (EARNINGS) LOSS AND AMORTIZATION OF DEFERRED GAINS, NET

Equity in earnings and amortization of deferred gains was $0.2 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company recognized equity in earnings of PMSI and JJFMSI of $2.1 million and $1.3 million, respectively, and received distributions from PMSI and JJFMSI of $0.6 million and $0.1 million, respectively. In addition the Company recognized equity in losses of Operating Company of approximately $5.9 million for the same period. For the three months ended March 31, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively.

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

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income for the three months ended March 31, 2000. Gross interest expense was $31.8 million for the three months ended March 31, 2000. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Company's Amended Bank Credit Facility, the Company's senior notes, and amortization of loan costs and unused facility fees. Interest expense is reported net of capitalized interest on construction in progress of $5.2 million. At March 31, 2000, the Company was in default under its Amended

Bank Credit Facility. As a result, interest expense includes a default rate of interest equal to 2.0% of amounts outstanding under the Amended Bank Credit Facility. Additionally, interest expense for the three months ended March 31, 2000, includes default interest on the $40 Million Convertible Subordinated Notes.

Gross interest income was $3.3 million for the three months ended March 31, 2000. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents prior to the funding of construction projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. The Company is exposed to market risk related to its Amended Bank Credit Facility and certain other indebtedness. The interest on the Amended Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Bank Credit Facility was 100 basis points higher or lower during the first quarter of 2001, the Company's interest expense, net of amounts capitalized, would have been increased or decreased by approximately $3.2 million.

As of March 31, 2001, the Company had outstanding $100.0 million of its 12.0% senior notes with a fixed interest rate of 12.0%, $41.1 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $83.3 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on the Company.

The Amended Bank Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2001 and at least $200.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense. In accordance with SFAS 133, as amended, as of March 31, 2001 the Company recorded a $10.4 million liability, representing the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. The estimated negative fair value of the swap agreement as of January 1, 2001 was reflected as a cumulative effect of accounting change included in other comprehensive income in the statement of stockholders' equity. The reduction in the fair value of the swap agreement during the quarter was charged to earnings. This decline in fair value is due to declining interest rates and is expected to reverse into earnings prior to the maturity of the swap on December 31, 2002.

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

The Company's exposure to foreign currency exchange rate risk relates to its construction, development and leasing of the Agecroft facility located in Salford, England, which was held for sale by the Company as of March 31, 2001. The Company entered into a 25-year lease and recognized a direct financing lease receivable equal to the discounted cash flows expected to be received by the Company over the lease term. The Company also has extended a working capital loan to the operator of this facility. Such payments to the Company are denominated in British pounds rather than the U.S. dollar. As a result, the Company bears the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At March 31, 2001, the receivables due the Company, excluding amounts due under the direct financing lease held for sale, and denominated in British pounds totaled 3.5 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an additional $0.5 million increase in value of these receivables and an unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in an additional $0.5 million decrease in value of these receivables and an unrealized foreign currency transaction loss. The Company sold its interest in the Agecroft facility on April 10, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the financial statements included in Part I.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Under the terms of the Company's $1.0 billion senior credit facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first quarter of 2001 have been accrued as of March 31, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock. As further discussed in Note 6, management intends to aggressively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividend prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to such amendment, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

For a discussion of the Company's compliance with the terms of its indebtedness, see Note 4 to the financial statements included in Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    3.1 Form of Amendment to the Charter of the Company effecting the reverse stock split of the Company's common stock and a related reduction in the stated capital of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on

                Form 8-K (File no. 0-25245) filed with the Commission on May 8, 2001 and incorporated herein by this reference).

         10.1 Second Waiver and Amendment, dated as of April 16, 2001, by and among the Company, certain of the Company's subsidiaries as Subsidiary Guarantors, certain of the Company's lenders, and Lehman, as Administrative Agent.

         10.2 Waiver to Loan and Security Agreement, as amended, dated as of April 16, 2001, by and among Operating Company, as Borrower, certain of Operating Company's subsidiaries as Subsidiary Guarantors, certain lenders and Lehman, as Administrative Agent.

         99.1 Press Release, dated as of May 7, 2001, announcing, among other things, the declaration of the reverse stock split of the Company's common stock at a ratio of one-for-ten (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File no. 0-25245) filed with the Commission on May 8, 2001 and incorporated herein by this reference).

  (b)    Reports on Form 8-K.

         The following Form 8-K was filed during the period January 1, 2001 through March 31, 2001:

         (1) Filed February 16, 2001 (earliest event February 13, 2001) reporting in Item 5., final court approvals of revised terms of the definitive agreements with respect to the settlement of a series of class action and derivative lawsuits brought against the Company by current and former stockholders of the Company and its predecessors.

         The following Form 8-K was filed subsequent to March 31, 2001:

         (1)    Filed May 8, 2001 (earliest event May 7, 2001) reporting in
                Item 5., the approval by the board of directors of a reverse stock split of the Company's common stock at a ratio of one-for-ten.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CORRECTIONS CORPORATION OF AMERICA

Date: May 11, 2001

                                    /s/ John D. Ferguson
                                    --------------------------------------------
                                    John D. Ferguson
                                    President and Chief Executive Officer



                                    /s/ Irving E. Lingo, Jr.
                                    --------------------------------------------
                                    Irving E. Lingo, Jr.
                                    Executive  Vice  President, Chief Financial
                                    Officer, and Secretary and Principle
                                    Accounting Officer