Form 10-Q
period 2001-06-30
CORRECTIONS CORP OF AMERICA/MD
filed 2001-08-13
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each class of Common
                           Stock as of July 31, 2001:
    Shares of Common Stock, $0.01 par value: 25,131,909 shares outstanding.

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                                            PAGE
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  a)     Condensed Consolidated Balance Sheets (Unaudited) as of
          June 30, 2001 and December 31, 2000...........................................      1
  b)     Condensed Consolidated Statements of Operations (Unaudited) for
          the three and six months ended June 30, 2001 and 2000.........................      2
  c)     Condensed Consolidated Statements of Cash Flows (Unaudited) for
          the six months ended June 30, 2001 and 2000...................................      3
  d)     Condensed Consolidated Statement of Stockholders' Equity
          (Unaudited) for the six months ended June 30, 2001............................      4
  e)     Notes to Condensed Consolidated Financial Statements...........................      5
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................     25
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................     39

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................     41
Item 2.  Changes in Securities and Use of Proceeds......................................     41
Item 3.  Defaults Upon Senior Securities................................................     41
Item 4.  Submission of Matters to a Vote of Security Holders............................     42
Item 5.  Other Information..............................................................     42
Item 6.  Exhibits and Reports on Form 8-K...............................................     42

SIGNATURES..............................................................................     43

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             JUNE 30,       December 31,
                              ASSETS                                                           2001            2000
-----------------------------------------------------------------------                     -----------     -----------
Cash and cash equivalents                                                                   $    41,934     $    20,889
Restricted cash                                                                                  10,522           9,209
Accounts receivable, net of allowance of $857 and $1,486, respectively                          119,738         132,306
Income tax receivable                                                                               650          32,662
Prepaid expenses and other current assets                                                        20,252          18,726
Assets held for sale under contract                                                                  --          24,895
                                                                                            -----------     -----------
         Total current assets                                                                   193,096         238,687

Property and equipment, net                                                                   1,590,472       1,615,130

Investment in direct financing lease                                                                 --          23,808
Assets held for sale                                                                             71,413         138,622
Goodwill                                                                                        108,638         109,006
Other assets                                                                                     41,328          51,739
                                                                                            -----------     -----------
         Total assets                                                                       $ 2,004,947     $ 2,176,992
                                                                                            ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
Accounts payable and accrued expenses                                                       $   208,664     $   243,312
Income tax payable                                                                                6,804           8,437
Distributions payable                                                                            13,522           9,156
Current portion of long-term debt                                                               286,751          14,594
                                                                                            -----------     -----------
         Total current liabilities                                                              515,741         275,499

Long-term debt, net of current portion                                                          709,918       1,137,976
Deferred tax liabilities                                                                         58,789          56,450
Fair value of interest rate swap agreement                                                       10,062              --
Other liabilities                                                                                21,351          19,052
                                                                                            -----------     -----------
         Total liabilities                                                                    1,315,861       1,488,977
                                                                                            -----------     -----------

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
   Series A - 4,300 shares issued and outstanding; stated at liquidation preference of          107,500         107,500
     $25.00 per share
   Series B - 3,514 and 3,297 shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively; stated at liquidation preference of $24.46 per share       85,946          80,642
Common stock - $0.01 par value; 80,000 and 400,000 shares authorized; 25,138 and
   235,395 shares issued and 25,137 and 235,383 shares outstanding at June 30, 2001 and
   December 31, 2000, respectively                                                                  251           2,354
Additional paid-in capital                                                                    1,317,065       1,299,390
Deferred compensation                                                                            (4,168)         (2,723)
Retained deficit                                                                               (813,500)       (798,906)
Treasury stock, 1.2 shares and 12 shares, respectively, at cost                                    (242)           (242)
Accumulated other comprehensive loss                                                             (3,766)             --
                                                                                            -----------     -----------
         Total stockholders' equity                                                             689,086         688,015
                                                                                            -----------     -----------

         Total liabilities and stockholders' equity                                         $ 2,004,947     $ 2,176,992
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

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                               ---------------------------         ---------------------------
                                                                  2001               2000             2001             2000
                                                               ---------         ---------         ---------         ---------
REVENUE:
   Management and other                                        $ 243,937         $      --         $ 481,909         $      --
   Rental                                                          1,788            11,466             4,198            22,926
   Licensing fees from affiliates                                     --             2,666                --             5,242
                                                               ---------         ---------         ---------         ---------
                                                                 245,725            14,132           486,107            28,168
                                                               ---------         ---------         ---------         ---------
EXPENSES:
   Operating                                                     189,181                --           373,836                --
   General and administrative                                      8,434            32,197            17,034            34,740
   Depreciation and amortization                                  13,176            13,407            25,877            26,331
   Write-off of amounts under lease arrangements                      --             4,416                --             8,416
                                                               ---------         ---------         ---------         ---------
                                                                 210,791            50,020           416,747            69,487
                                                               ---------         ---------         ---------         ---------
OPERATING INCOME (LOSS)                                           34,934           (35,888)           69,360           (41,319)
                                                               ---------         ---------         ---------         ---------
OTHER (INCOME) EXPENSE:
   Equity loss and amortization of deferred gain,
     net                                                              90             4,419               175             4,257
   Interest expense, net                                          33,046            31,267            67,115            59,749
   Change in fair value of interest rate swap agreement              327                --             6,296                --
   (Gain) loss on disposal of assets                                 (39)              301               (39)              301
   Unrealized foreign currency transaction (gain) loss               (41)            7,530               344             7,530
                                                               ---------         ---------         ---------         ---------
                                                                  33,383            43,517            73,891            71,837
                                                               ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                                  1,551           (79,405)           (4,531)         (113,156)
   Income tax expense                                             (1,037)               --              (262)               --
                                                               ---------         ---------         ---------         ---------
NET INCOME (LOSS)                                                    514           (79,405)           (4,793)         (113,156)
   Distributions to preferred stockholders                        (4,980)           (2,150)           (9,801)           (4,300)
                                                               ---------         ---------         ---------         ---------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                                 $  (4,466)        $ (81,555)        $ (14,594)        $(117,456)
                                                               =========         =========         =========         =========
BASIC NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE                                $   (0.18)        $   (6.89)        $   (0.61)        $   (9.92)
                                                               =========         =========         =========         =========
DILUTED NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE                                $   (0.18)        $   (6.89)        $   (0.61)        $   (9.92)
                                                               =========         =========         =========         =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED                                 24,653            11,841            23,938            11,840
                                                               =========         =========         =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ---------------------------
                                                                               2001              2000
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (4,793)        $(113,156)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                             25,877            26,331
      Amortization of debt issuance costs and other non-cash interest           11,074             6,643
      Deferred and other non-cash income taxes                                  (1,253)               --
      Equity in loss and amortization of deferred gain                             175             4,257
      Write-off of amounts under lease agreement                                    --             8,416
      (Gain) loss on disposal of assets                                            (39)              301
      Change in fair value of interest rate swap agreement                       6,296                --
      Unrealized foreign currency transaction loss                                 344             7,530
      Other non-cash items                                                       1,099               247
  Changes in assets and liabilities:
      Accounts receivable, prepaid expenses and other assets                    10,029             1,248
      Receivable from affiliates                                                    --            10,789
      Income tax receivable                                                     32,012                --
      Accounts payable, accrued expenses and other liabilities                 (14,674)            3,574
      Income tax payable                                                        (1,633)              769
                                                                             ---------         ---------
         Net cash provided by (used in) operating activities                    64,514           (43,051)
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                                     (1,694)          (70,281)
   (Increase) decrease in restricted cash                                       (1,313)           14,993
   Payments received on investments in affiliates                                   --             6,686
   Proceeds from sales of assets                                               115,727                --
   Increase in other assets                                                       (913)             (107)
   Payments received on direct financing leases and notes receivable             1,173             2,296
                                                                             ---------         ---------
         Net cash provided by (used in) investing activities                   112,980           (46,413)
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments on) debt, net                                      (155,901)           36,959
   Payment of debt and equity issuance costs                                      (425)           (9,322)
   Payment of dividends                                                            (32)           (4,300)
   Cash paid for fractional shares                                                 (91)               --
                                                                             ---------         ---------
         Net cash provided by (used in) financing activities                  (156,449)           23,337
                                                                             ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            21,045           (66,127)
CASH AND CASH EQUIVALENTS, beginning of period                                  20,889            84,493
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                     $  41,934         $  18,366
                                                                             =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest, net of amounts capitalized                                 $  36,700         $  53,599
                                                                             =========         =========
        Income taxes                                                         $   2,267         $     615
                                                                             =========         =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                SERIES A   SERIES B                ADDITIONAL
                               PREFERRED   PREFERRED    COMMON      PAID-IN         DEFERRED      RETAINED
                                 STOCK       STOCK       STOCK      CAPITAL       COMPENSATION     DEFICIT
                               ---------   ---------    -------    -----------    ------------    ----------
Balance as of
  December 31, 2000            $ 107,500   $  80,642    $ 2,354    $ 1,299,390    $     (2,723)   $ (798,906)
                               ---------   ---------    -------    -----------    ------------    ----------
Comprehensive income (loss):
  Net loss                            --          --         --             --              --        (4,793)
  Cumulative effect of
    accounting change                 --          --         --             --              --            --
  Amortization of transition
    adjustment                        --          --         --             --              --            --
                               ---------   ---------    -------    -----------    ------------    ----------
Total comprehensive loss              --          --         --             --              --        (4,793)
                               ---------   ---------    -------    -----------    ------------    ----------
Distributions to preferred
  stockholders                        --       5,327         --             --              --        (9,801)
Issuance of common stock
  under terms of stockholder
  litigation settlement               --          --        159         15,759              --            --
Amortization of deferred
  compensation                        --          --          3             (3)            513            --
Restricted stock issuances,
  net of forfeitures                  --          --         --           (206)         (1,958)           --
Reverse stock split                   --          --     (2,265)         2,240              --            --
Other                                 --         (23)        --           (115)             --            --
                               ---------   ---------    -------    -----------    ------------    ----------
BALANCE AS OF
  JUNE 30, 2001                $ 107,500   $  85,946    $   251    $ 1,317,065    $     (4,168)   $ (813,500)
                               =========   =========    =======    ===========    ============    ==========


                                            ACCUMULATED
                                              OTHER
                               TREASURY    COMPREHENSIVE
                                STOCK      INCOME (LOSS)     TOTAL
                               --------    --------------  ---------
Balance as of
  December 31, 2000            $   (242)   $         --    $ 688,015
                               --------    ------------    ---------
Comprehensive income (loss):
  Net loss                           --              --       (4,793)
  Cumulative effect of
    accounting change                --          (5,023)      (5,023)
  Amortization of transition
    adjustment                       --           1,257        1,257
                               --------    ------------    ---------
Total comprehensive loss             --          (3,766)      (8,559)
                               --------    ------------    ---------
Distributions to preferred
  stockholders                       --              --       (4,474)
Issuance of common stock
  under terms of stockholder
  litigation settlement              --              --       15,918
Amortization of deferred
  compensation                       --              --          513
Restricted stock issuances,
  net of forfeitures                 --              --       (2,164)
Reverse stock split                  --              --          (25)
Other                                --              --         (138)
                               --------    ------------    ---------
BALANCE AS OF
  JUNE 30, 2001                $   (242)   $     (3,766)   $ 689,086
                               ========    ============    =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

1.     ORGANIZATION AND OPERATIONS

       Corrections Corporation of America (together with its subsidiaries, the "Company"), a Maryland corporation formerly known as Prison Realty Trust, Inc., commenced operations as Prison Realty Corporation on January 1, 1999, following the mergers of each of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 with and into the Company (such mergers referred to collectively herein as the "1999 Merger").

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

       Effective January 1, 1999, the Company elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Following the completion of the 1999 Merger and through September 30, 2000, the Company specialized in acquiring, developing, owning and leasing correctional and detention facilities. Also effective January 1, 1999, the Company entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of the Company's facilities and Operating Company would provide certain services to the Company, including services rendered to the Company in the development of its correctional and detention facilities. The Company was therefore dependent on Operating Company for a significant source of its income. As a result of liquidity issues facing Operating Company and the Company, the parties amended certain of the contractual agreements between the Company and Operating Company during 2000, which, among other things, resulted in the forgiveness of approximately $190.8 million of rental payments due to the Company from Operating Company.

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

       During 2000, in order to address its liquidity concerns, the Company completed a comprehensive restructuring (the "Restructuring"). As part of the Restructuring, Operating Company was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the "Operating Company Merger"). Immediately prior to the Operating Company Merger, Operating Company leased from the Company 35 correctional and detention facilities, with a total design capacity of 37,520 beds. Also in connection with the Restructuring, the Company amended its charter to, among other things, remove provisions relating to the Company's operation and qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year and change its name to "Corrections Corporation of America".

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

       As a result of the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

       The Company currently owns or manages 71 correctional and detention facilities with a total design capacity of approximately 66,000 beds in 21 states, the District of Columbia and Puerto Rico, of which 69 facilities are operating (of which two are idle) and two are under construction.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

       The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its 2000 Annual Report on Form 10-K with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

       The condensed consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. Management believes the comparison between the results of operations for the three and six months ended June 30, 2001 and the results of operations for the three and six months ended June 30, 2000 are not meaningful because, for the prior year quarters (and through September 30, 2000), the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems. The financial condition, results of operations and cash flows of the Company since October 1, 2000, include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition as of and for the three and six months ended June 30, 2001 also includes the operations of the Service Companies (as of the December 1, 2000 acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

       Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under this statement, goodwill will no longer be subject to amortization over its estimated useful life. Instead, goodwill is to be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the goodwill carrying amount and is recognized in earnings. The statement also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of June 30, 2001, the Company had $108.6 million of goodwill reflected in the accompanying condensed consolidated balance sheet associated with the Operating Company Merger and the acquisitions of the Service Companies completed during the fourth quarter of 2000. Amortization of goodwill for the three and six months ended June 30, 2001 was $1.9 million and $3.8 million, respectively.

       Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The amount of impairment losses, if any, has not yet been determined. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle.

       RECLASSIFICATIONS

       Merger transaction expenses, totaling $28.1 million, for the three and six months ended June 30, 2000 have been reclassified to general and administrative expense to conform with the 2001 presentation.

3.     DISPOSITIONS

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

       On June 28, 2001, the Company sold its Pamlico Correctional Facility, a facility located in North Carolina, which was classified as held for sale as of December 31, 2000, for a sales price of approximately $24.1 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Company's Amended Bank Credit Facility.

       During June 2001, the Company identified the direct financing lease of Southern Nevada Women's Correctional Facility as a non-strategic asset and entered into discussions with a potential buyer of this facility, and accordingly reclassified this asset as held for sale. Despite a potential sale, the Company does, however, expect to continue managing this facility. As of June 30, 2001, the aggregate carrying value of all assets held for sale was $71.4 million. There can be no assurance that the Company will be able to complete the sale of any of the assets held for sale, or that the net proceeds received from these sales will achieve expected levels.

4.     REVERSE STOCK SPLIT

       At the Company's 2000 annual meeting of stockholders held in December 2000, the holders of the Company's common stock approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company's common stock at a ratio of one-for-ten, which was effective May 18, 2001.

       As a result of the reverse stock split, every ten shares of the Company's common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company's common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended the charter to reduce the number of shares of common stock which the Company has authorized to issue to 80.0 million shares from 400.0 million shares. As of June 30, 2001, the Company had 25.1 million shares of common stock issued and outstanding (on a post-reverse stock split basis).

5.     DEBT

       AMENDED BANK CREDIT FACILITY

       As of June 30, 2001, the Company had approximately $824.7 million outstanding under the Amended Bank Credit Facility. During the first and second quarters of 2001, the Company obtained amendments to the Amended Bank Credit Facility to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement (as further discussed in Note 7), modify certain financial covenants, and change the consummation date for securitizing the lease payments (or other similar transaction) related to the Company's Agecroft facility, each as further discussed below.

       In January 2001, the requisite percentage of the Company's senior lenders under the Amended Bank Credit Facility consented to the Company's issuance of a promissory note in partial satisfaction of its requirements under the definitive settlement agreements relating to the Company's then-outstanding stockholder litigation (the "January 2001 Consent and Amendment"), as further discussed in Note 7. The January 2001 Consent and Amendment also modified certain provisions of the Amended Bank Credit Facility to permit the issuance of the promissory note.

       In March 2001, the Company obtained an amendment to the Amended Bank Credit Facility which: (i) changed the date the securitization of lease payments (or other similar transactions) with respect to the Company's Agecroft facility was required to be consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio, to take into effect any loss of EBITDA resulting from certain asset dispositions, and (iii) modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

       The securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility did not close by the required date under the Amended Bank Credit Facility. However, the covenant allowed for a 30-day grace period during which the lenders under the Amended Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Amended Bank Credit Facility, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

       The Amended Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization of the Agecroft facility, the Company did not provide the audited financial statements within the required time period. However, in April 2001, the Company obtained a waiver from the lenders under the Amended Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $40.0 million convertible subordinated notes.

       The revolving loan portion of the Amended Bank Credit Facility (of which $280.4 million was outstanding as of June 30, 2001) matures on January 1, 2002, and is therefore classified on the accompanying balance sheet as a current liability at June 30, 2001. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying balance sheet at June 30, 2001. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

       The Amended Bank Credit Facility required the Company to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Amended Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds to the Company of at least $100.0 million:

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

       The Amended Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. The Company had considered a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. However, the Company determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which the Company has already contractually agreed to issue, including primarily the issuance of shares of the Company's common stock in connection with the settlement of the Company's stockholder litigation, as more fully discussed in Note 7. Further, as a result of the Company's restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of the Company's 2000 financial statements and the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission (the "SEC") on April 17, 2001, the Company was unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if the Company had been able to negotiate a public or private sale of its equity securities on commercially reasonable terms, the Company's inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of the Company's equity securities likely would have included a requirement that the Company register with the SEC the resale of the Company's securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that the Company would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of its securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

       Although the Company would technically have been able to file a registration statement with the SEC following April 17, 2001, the Company believes that various market factors, including the depressed market price of the Company's common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain the Company's continued New York Stock Exchange ("NYSE") listing, and the uncertainty regarding the Company's maturity of the revolving loans under the Amended Bank Credit Facility, made the issuance of additional equity or debt securities unreasonable.

       Because the issuance of additional equity or debt securities was deemed unreasonable, the Company determined that the sale of assets represented the most effective means by which the Company could satisfy the covenant. During the first quarter of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million. In addition, during the second quarter of 2001 the Company completed the sale of its Pamlico Correctional Facility for approximately $24.1 million and is actively pursuing the sales of additional assets. As a result of the foregoing, the Company believes it has demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001; however, there can be no assurance that the lenders under the Amended Bank Credit Facility concur with the Company's position that it has used commercially reasonable efforts in its satisfaction of this covenant.

       Based on the Company's current credit rating, the current interest rate applicable to the Company's Amended Bank Credit Facility is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate ("LIBOR") for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates, however, were subject to an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company had not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and are subject to an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the outstanding loans under the Amended Bank Credit Facility. The Company has satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Amended Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, and through the pay-down of $35.0 million of outstanding loans under the Amended Bank Credit Facility with cash on hand. The Company does not currently anticipate that cash generated from operations combined with cash on hand will be sufficient to prepay an aggregate of $200.0 million of outstanding loans prior to October 1, 2001. Therefore, the Company will be required to raise additional cash, such as through the sale of additional assets, in order to satisfy this condition. There can be no assurance that the Company will be successful in generating sufficient cash in order to prepay such amount and satisfy this condition.

       The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Amended Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable and, subject to the foregoing discussion regarding the capital raising event covenant and the registration obligation under the terms of the $40.0 million convertible subordinated notes (as described herein), will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

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

       $40.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to $40.0 million in convertible subordinated notes due December 2008 (the "$40 Million Convertible Subordinated Notes"). The notes bear interest at 10%, payable semi-annually. In addition, due to the events of default, the Company is obligated to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.5% rate of return, unless the holders of the notes elect to convert the notes into the Company's common stock prior to December 31, 2003, or if other contingencies are met, under terms of the note purchase agreement. The existing and potential events of default arose as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the restructuring proposed in 1999 and 2000 led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"), and a similar restructuring subsequently proposed by Pacific Life Insurance Company.

       In order to address the events of default discussed above, on June 30, 2000, the Company and MDP Ventures IV LLC and affiliated purchasers of the notes (collectively, "MDP") executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. The waiver and amendment to the note purchase agreement also provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $11.90, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 7, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90, the $40.0 Million Convertible Subordinated Notes are convertible into approximately 3.4 million shares of the Company's common stock. The price and shares have been adjusted in connection with the completion of the reverse stock split.

       In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes are currently convertible, at an adjusted conversion price of $11.90, into approximately an additional 92,000 shares of the Company's common stock. The price and shares have been adjusted in connection with the completion of the reverse stock split. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $40.0 Million Convertible Subordinated Notes.

       Under the terms of the registration rights agreement between the Company and the holders of the $40.0 Million Convertible Subordinated Notes, the Company is required to use its best efforts to file and maintain with the SEC an effective shelf registration statement covering the future sale by the holders of the shares of common stock to be issued upon conversion of the notes. As a result of the completion of the Restructuring, as previously discussed herein, the Company was unable to file such a registration statement with the SEC prior to the filing of the Company's Form 10-K with the SEC on April 17, 2001. Following the filing of the Company's Form 10-K, the Company commenced negotiations with MDP with respect to an amendment to the registration rights agreement to defer the Company's obligations to use its best efforts to file and maintain the registration statement. MDP has now informed the Company that it does not intend to complete such an amendment, and as a result, the Company is in the process of preparing a registration statement for filing with the SEC to achieve compliance with this covenant. Pursuant to the terms of the Company's agreements with the holders of its $30.0 Million Convertible Subordinated Notes and the holders of certain of its warrants, at the request of such holders, the Company will be required to include the shares of common stock to be issued to each party upon conversion of the securities held by them under the registration statement. In the event the Company is unable to complete and file the registration statement, the Company would suffer a default under the terms of the $40.0 Million Convertible Subordinated Notes which would result in a cross-default under the terms of the Amended Bank Credit Facility, and if as a result of such default, the holders of the $40.0 Million Convertible Subordinated Notes accelerated amounts due thereunder, a cross-default under the terms of the Company's $100.0 million senior notes and $30.0 Million Convertible Subordinated Notes.

       $30.0 MILLION CONVERTIBLE SUBORDINATED NOTES

       At December 31, 2000, the Company was in default under the terms of the note purchase agreement governing the Company's 8.0%, $30.0 million convertible subordinated notes due February 2005 (the "$30.0 Million Convertible Subordinated Notes"). The default related to the Company's failure to comply with the total leverage ratio financial covenant. However, in March 2001, the Company and the holder of the notes, PMI Mezzanine Fund, L.P., executed a waiver and amendment to the provisions of the note purchase agreement governing the notes.

       This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to the Company.

       The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of a waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 7, does cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company's common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. The Company currently estimates that the $30.0 Million Convertible Subordinated Notes will be convertible into approximately 3.4 million shares of the Company's common stock once all of the shares under the stockholder litigation settlement have been issued. The price and shares have been adjusted in connection with the completion of the reverse stock split.

6.     EARNINGS (LOSS) PER SHARE

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income
       (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted stock plans, stock options and warrants, and in the prior year, also the convertible preferred stock.

       The Company's restricted stock, stock options, and warrants were convertible into 0.4 million shares for each of the three and six months ended June 30, 2001, using the treasury stock method. The Company's convertible subordinated notes were convertible into 6.8 million shares for each of the three and six months ended June 30, 2001, using the if-converted method. For the three and six months ended June 30, 2000, the Company's stock options and warrants were convertible into 1,135 and 2,042 shares, respectively, (on a post-reverse stock split basis), using the treasury stock method. The Company's convertible subordinated notes were convertible into 0.3 million shares (on a post-reverse stock split basis) for the three and six months ended June 30, 2000, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000, as the effect of their inclusion was anti-dilutive.

       The Company has entered into definitive settlement agreements regarding the settlement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers (as further discussed in Note 7). In February 2001, the Company obtained final court approval of the definitive settlement agreements. Pursuant to terms of the settlement, among other consideration, the Company will issue to the plaintiffs and their counsel an aggregate of 4.7 million shares of common stock, as adjusted for the reverse stock split. As of June 30, 2001, the Company had issued approximately 1.6 million shares under the terms of the settlement. The issuance of these shares and the issuance of the remaining shares under terms of the settlement agreement, which is currently expected to occur in late 2001 or early 2002, increases the denominator used in the earnings per share calculation, thereby reducing the net income (loss) per common share of the Company.

7.     COMMITMENTS AND CONTINGENCIES

       LITIGATION

       During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the "global" settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the restructuring of the Company led by Fortress/Blackstone and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company will issue or pay to the plaintiffs (and their respective legal counsel) in the actions: (i) an aggregate of 4.7 million shares of the Company's common stock, as adjusted for the reverse stock split; (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

       The promissory note, which will be issued at the same time the remaining shares under the settlement agreement are issued, will be due January 2, 2009, and will accrue interest at a rate of 8.0% per annum. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock price meets or exceeds a "termination price" equal to $16.30 per share for any fifteen consecutive trading days following the note's issuance and prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. The Company accrued the estimated obligation of approximately $75.4 million associated with the stockholder litigation during the third quarter of 2000. As of June 30, 2001, the Company had issued 1.6 million shares under terms of the settlement to plaintiffs' counsel in the actions, as adjusted for the reverse stock split. The Company has been advised by the settlement claims processing agent that the remaining settlement shares and therefore the promissory note, will be issued in late 2001 or early 2002.

       On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C.
       v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement by and among the parties related to a proposed restructuring of the Company led by Fortress/Blackstone. The complaint alleged that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asked for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief the court may deem appropriate. During August 2001, the Company and plaintiffs reached a definitive agreement to settle this litigation. Under terms of the agreement, the Company will make a cash payment of $15.0 million to the plaintiffs in full settlement of all claims. The Company has recorded an accrual reflecting the terms of the settlement.

       On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act ("ERISA"), including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs were seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. During the first quarter of 2001, the Company and plaintiffs reached an agreement in principle to settle plaintiffs' claims against the Company. However, no definitive agreement has been reached between the plaintiffs and other defendants in the case as of the date hereof, and there can be no assurance that a definitive settlement agreement will be reached and/or approved by the courts. The Company's insurance carrier has indicated that it did not receive timely notice of these claims and, as a result, is currently contesting its coverage obligations under the proposed settlement. The Company is currently contesting this issue with the carrier. The Company has recorded an accrual reflecting the potential settlement amount, for which the Company is seeking partial reimbursement from its insurance carrier.

       Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. These suits claim unspecified compensatory and punitive damages, as well as certain costs provided for by statute. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys' fees. The Company's insurance carrier had indicated to the Company that its coverage did not extend to punitive damages such as those initially awarded in Pacetti. However, during the second quarter of 2001, the Company and all plaintiffs reached an agreement in principle to settle their claims, asserted and unasserted, against the Company, and subsequently executed a definitive settlement agreement which was approved by the court with the full settlement funded by insurance.

       In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company's inmate transportation subsidiary, TransCor. The lawsuit captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., names as defendants TransCor and its directors. The lawsuit alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. Discovery and case preparation are on-going. Both former employees are subject to pending criminal charges in Houston, Harris County, Texas, and one has pleaded guilty to criminal charges. The plaintiffs have previously submitted a settlement demand exceeding $20.0 million. The Company, its wholly-owned subsidiary (the parent corporation of TransCor and successor by merger to Operating Company) and TransCor are defending this action vigorously. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. It is expected that a portion of any liabilities resulting from this litigation will be covered by liability insurance. The Company and TransCor's insurance carrier, however, indicated during the first quarter of 2001 that, under Tennessee law, it will not be responsible for any punitive damages. During the second quarter of 2001, the carrier filed a declaratory judgment action in federal court in Houston, which complaint has not been served on TransCor or the Company, in which the carrier asserts, among other things, that there is no coverage under Texas law for the underlying events. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by the Company, such liability would have a material adverse effect upon the business or financial position of TransCor and, potentially, the Company and its other subsidiaries.

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

       OTHER COMMITMENTS

       The Company has received an invoice, dated October 25, 2000, from Merrill Lynch for $8.1 million for services as the Company's financial advisor in connection with the Restructuring. Prior to their termination in the third quarter of 2000, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claims that the merger between Operating Company and the Company constitutes a "restructuring transaction," which Merrill Lynch further contends would trigger certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. In July 2001, Merrill Lynch agreed to accept payment of $3.0 million over a one year period in full and complete satisfaction of the invoice.

       DISTRIBUTIONS

       Under the terms of the Amended Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first and second quarters of 2001 have been accrued as of June 30, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. Based on the existing non-payments, the failure to pay dividends through the third quarter of 2001 will result in the ability of the holders of the Series A Preferred Stock to elect two additional directors to the Company's board of directors.

       Management currently believes that reinstating the payment of dividends on the Series A Preferred Stock prior to September 30, 2001 is in the best interest of the Company and its stockholders for a variety of reasons, including the fact that management believes such reinstatement would: (i) enhance the Company's credit rating and thus its ability to refinance or renew its debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on the Company's board of directors; and (iii) restore the Company's eligibility to use Form S-3 under the rules of the SEC in connection with the registration of the Company's securities in future offerings. Accordingly, management has expressed the desire to remove the restriction on the payment of such dividends prior to September 30, 2001 in its discussions with the lenders regarding refinancing strategies for the Amended Bank Credit Facility. As of the date hereof, the lenders have not expressed a willingness to remove the restriction prior to September 30, 2001 or thereafter. However, management continues to actively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividends prior to September 30, 2001, or in conjunction with a refinancing if the lenders do not agree to an amendment prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to a reinstatement, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

       In the event dividends are unpaid and in arrears through the third quarter of 2001, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors of the Company at a special meeting called by the holders of record of at least 20% of the shares of Series A Preferred Stock. If a special meeting is not called, the holders of the Series A Preferred Stock on the record date will be entitled to vote for two additional directors of the Company at the next annual meeting of stockholders, and at such subsequent annual meeting until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

       The directors shall be elected upon affirmative vote of a plurality of the Series A Preferred Shares present and voting in person or by proxy at a meeting at which a majority of the outstanding Series A Preferred Shares are represented. If and when all accumulated dividends and the dividend for the then current dividend period on the Series A Preferred Shares shall have been paid in full or set aside for payment in full, the holders thereof shall be divested of the foregoing voting rights and, if all accumulated dividends and the dividend for the then current dividend period have been paid in full or set aside for payment in full, the term of office of each director so elected shall immediately terminate.

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

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company's derivative instruments include an interest rate swap agreement and, pending issuance, an 8.0%, $29.0 million promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the settlement of a series of stockholder lawsuits against the Company and certain of its existing and former directors and executive officers, as discussed in Note 7.

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

       On January 1, 2001, the Company adopted SFAS 133, as amended, and reflected in earnings the change in the estimated fair value of the interest rate swap agreement during the first quarter of 2001. The Company estimates the fair value of its interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of June 30, 2001, due to a reduction in interest rates since entering the swap agreement, the interest rate swap agreement had a negative fair value of $10.1 million. This negative fair value consists of a transition adjustment of $5.0 million as of January 1, 2001 reflected in other comprehensive income
       (loss) during the first quarter of 2001 and a reduction in the fair value of the swap agreement of $5.1 million reflected in earnings for the six months ended June 30, 2001.

       In accordance with SFAS 133, as amended, the Company recorded a $6.3 million non-cash charge for the change in fair value of derivative instruments for the six months ended June 30, 2001, which includes $1.2 million for amortization of the transition adjustment. The unamortized transition adjustment at June 30, 2001 of $3.8 million is expected to be reclassified into earnings as a non-cash charge over the remaining term of the swap agreement.

         The non-cash charge that will be reclassified into earnings during 2001 is expected to be approximately $2.5 million. The non-cash charge of $5.1 million for the six months ended June 30, 2001 is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Amended Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

         The ultimate liability relating to the $29.0 million promissory note and related interest is expected to be determined on the future issuance date and thereafter, based upon fluctuations in the Company's common stock price. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock price meets or exceeds a "termination price" equal to $16.30 per share for any fifteen consecutive trading days following the note's issuance and prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. If the promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings, the change in the estimated fair value of the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the stockholder litigation in the accompanying balance sheet as of June 30, 2001, the issuance of the note may have a material impact on the Company's consolidated financial position and results of operations if the fair value is deemed to be significantly different than the carrying amount of the liability at June 30, 2001. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the promissory note is determined.

9.       SEGMENT REPORTING

         As of June 30, 2001, the Company owned and managed 37 correctional and detention facilities, and managed 28 correctional and detention facilities it does not own. During the second quarter of 2001, the Company began viewing the Company's operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company's 2000 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility's operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company's facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as two operating segments.

         The revenue and facility contribution for the reportable segments and a reconciliation to the Company's operating income (loss) is as follows for the three and six months ended June 30, 2001 and 2000 (dollars in thousands). Intangible assets are not included in each segment's reportable assets and the amortization of intangible assets is not included in the determination of a segment's facility contribution:

                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                    ---------------------------         ---------------------------
                                                      2001              2000              2001              2000
                                                    ---------         ---------         ---------         ---------
         Revenue:
            Owned and managed                       $ 157,217         $      --         $ 311,250         $      --
            Managed-only                               81,989                --           161,919                --
                                                    ---------         ---------         ---------         ---------
         Total management revenue                     239,206                --           473,169                --
                                                    ---------         ---------         ---------         ---------
         Operating expenses:
            Owned and managed                         119,362                --           235,438                --
            Managed-only                               65,580                --           130,508                --
                                                    ---------         ---------         ---------         ---------
         Total operating expenses                     184,942                --           365,946                --
                                                    ---------         ---------         ---------         ---------
         Facility contribution:
            Owned and managed                          37,855                --            75,812                --
            Managed-only                               16,409                --            31,411                --
                                                    ---------         ---------         ---------         ---------
         Total facility contribution                   54,264                --           107,223                --
                                                    ---------         ---------         ---------         ---------
         Other revenue (expense):
            Rental and other revenue                    6,519            14,132            12,938            28,168
            Other operating expense                    (4,239)               --            (7,890)               --
            General and administrative                 (8,434)          (32,197)          (17,034)          (34,740)
            Depreciation and amortization             (13,176)          (13,407)          (25,877)          (26,331)
            Write-off of amounts under lease
              arrangements                                 --            (4,416)               --            (8,416)
                                                    ---------         ---------         ---------         ---------
         Operating income (loss)                    $  34,934         $ (35,888)        $  69,360         $ (41,319)
                                                    =========         =========         =========         =========

                                                                  JUNE 30, 2001    December 31, 2000
                                                                  -------------    -----------------
         Assets:
            Owned and managed                                      $ 1,575,836        $ 1,564,279
            Managed-only                                                78,786             84,397
            Corporate and other                                        350,325            528,316
                                                                   -----------        -----------
         Total assets                                              $ 2,004,947        $ 2,176,992
                                                                   ===========        ===========

10.      SUPPLEMENTAL CASH FLOW DISCLOSURE

         During the six months ended June 30, 2001, the Company issued 1.6 million shares of common stock in partial satisfaction of the stockholder litigation discussed in Note 7, as adjusted for the reverse stock split. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by, $15.9 million. Also during the six months ended June 30, 2001, the Company issued $5.3 million of Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date.

11.      PRO FORMA INFORMATION

         The following unaudited pro forma operating information presents a summary of comparable results of combined operations of the Company, Operating Company, PMSI and JJFMSI for the six months ended June 30, 2000 as if the Operating Company Merger and acquisitions of PMSI and JJFMSI had collectively occurred as of the beginning of the period presented. The unaudited information includes the dilutive effects of the Company's common stock issued in the Operating Company Merger and the acquisitions of PMSI and JJFMSI as well as the amortization of the intangibles recorded in the Operating Company Merger and the acquisition of PMSI and JJFMSI, but excludes: (i) transactions or the effects of transactions between the Company, Operating Company, PMSI and JJFMSI including rental payments, licensing fees, administrative service fees and tenant incentive fees; (ii) the Company's write-off of amounts under lease arrangements; (iii) the Company's recognition of deferred gains on sales of contracts; (iv) the Company's recognition of equity in earnings or losses of Operating Company, PMSI and JJFMSI; (v) non-recurring merger costs expensed by the Company; (vi) strategic investor fees expensed by the Company; and (vii) the Company's provisions for changes in tax status in 2000. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Operating Company Merger and acquisitions of PMSI and JJFMSI, in fact, collectively occurred at the beginning of the period presented.

                                                      PRO FORMA FOR THE SIX MONTHS ENDED
                                                                 JUNE 30, 2000
                                                      ----------------------------------
                                                                  (unaudited)
         Revenue                                                  $ 429,778
         Operating income                                         $  29,520
         Net loss available to common stockholders                $ (48,130)
         Net loss per common share:
             Basic                                                $   (3.44)
             Diluted                                              $   (3.44)


         The unaudited pro forma information presented above does not include adjustments to reflect the dilutive effects of the fourth quarter of 2000 conversion of the Company's Series B Preferred Stock into approximately 9.5 million shares of the Company's common stock (on a post-reverse stock split basis) as if those conversions occurred at the beginning of the period presented. Additionally, the unaudited pro forma information does not include the dilutive effects of the Company's potentially issuable common shares such as convertible debt and equity securities, restricted stock, stock options and warrants as the provisions of SFAS 128 prohibit the inclusion of the effects of potentially issuable shares in periods that a company reports losses from continuing operations. The unaudited pro forma information also does not include the dilutive effects of the expected issuance of an aggregate of 4.7 million shares of the Company's common stock to be issued in connection with the settlement of the Company's stockholder litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. As the owner and operator of correctional and detention facilities, the Company is subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation involving the Company. In addition, as a result of the Company's operation so as to preserve its ability to qualify as a REIT for the year ended December 31, 1999, the Company is also currently subject to certain tax related risks. The Company is also subject to risks and uncertainties associated with the demands placed on the Company's capital and liquidity associated with its current capital structure. The Company disclosed such risks in detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission (the "SEC") on April 17, 2001 (File No. 0-25245) (the "Company's Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

The condensed consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. Management believes the comparison between the results of operations for the three and six months ended June 30, 2001 and the results of operations for the three and six months ended June 30, 2000 are not meaningful because, for the prior year quarters (and through September 30, 2000), the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems. The financial condition, results of operations and cash flows of the Company since October 1, 2000, include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition and results of operations as of and for the three and six months ended June 30, 2001 also include the operations of the Service Companies (as of the December 1, 2000 acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock"("APB 18").

Since the 1999 Merger and through September 30, 2000, the Company had specialized in acquiring, developing, owning and leasing correctional and detention facilities. Operating Company had been a private prison management company that operated and managed the substantial majority of facilities owned by the Company. As a result of the 1999 Merger and certain contractual relationships existing between the Company and Operating Company, the Company was dependent on Operating Company for a significant source of its income. In addition, the Company was obligated to pay Operating Company for services rendered to the Company in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and the Company, the parties amended the contractual agreements between the Company and Operating Company during the first three quarters of 2000.

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

As a result of the Operating Company Merger on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of the Company's facilities offers a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED
JUNE 30, 2001

As of June 30, 2001, the Company's liquidity was provided by cash on hand of approximately $41.9 million and $50.0 million available under a revolving credit facility with a $50.0 million capacity which was assumed in connection with the Operating Company Merger (the "Operating Company Revolving Credit Facility"). During the six months ended June 30, 2001, the Company generated $64.5 million in cash through operating activities. As of June 30, 2001, the Company had a net working capital deficiency of $322.6 million. Contributing to the net working capital deficiency was an accrual at June 30, 2001 of $59.5 million related to the settlement of the Company's stockholder litigation (which is expected to be satisfied through the remaining issuance of 3.1 million shares of common stock and the issuance of a $29.0 million note payable due in 2009) and the classification of the Company's $280.4 million revolving credit facility under the Amended Bank Credit Facility, which matures on January 1, 2002, as current. As of June 30, 2001, the Company had issued 1.6 million shares (out of the aggregate of approximately 4.7 million shares) under terms of the Company's stockholder litigation settlement to plaintiffs' counsel in the actions, as adjusted for the reverse stock split. The Company has been advised by the settlement claims processing agent that the remaining settlement shares will be issued in late 2001 or early 2002.

The Company's principal capital requirements are for working capital, capital expenditures and debt maturities. Capital requirements may also include cash expenditures associated with the Company's outstanding litigation, as further discussed in the notes to the financial statements. The Company has financed, and intends to continue to finance, the working capital and capital expenditure requirements with existing cash balances, net cash provided by operations and borrowings under the Operating Company Revolving Credit Facility. The Company currently expects to be able to meet its cash expenditure requirements and extend or refinance its debt maturities, including primarily the revolving credit facility under the Amended Bank Credit Facility, due within the next year.

As a result of the Company's current financial condition, including: (i) the revolving loans under the Amended Bank Credit Facility maturing January 1, 2002;
(ii) the Company's negative working capital position; and (iii) the Company's highly leveraged capital structure, the Company's management is evaluating the Company's current capital structure, including the consideration of various potential transactions that could improve the Company's financial position.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company's new management conducted strategic assessments; developed a strategic operating plan to improve the Company's financial position; developed revised projections for 2001; evaluated the utilization of existing facilities, projects under development and excess land parcels; and identified certain non-strategic assets for sale. During the first quarter of 2001, the Company completed the sale of one of these assets, a facility located in

North Carolina, for a sales price of approximately $24.9 million. During the second quarter of 2001, the Company completed the sale of its interest in a facility located in Salford, England ("Agecroft"), for a sales price of approximately $65.7 million, and an additional facility located in North Carolina for a sales price of approximately $24.1 million, improving the Company's leverage ratios and providing additional liquidity to the Company. The net proceeds from the sales were used to pay-down outstanding balances under the Amended Bank Credit Facility. During the fourth quarter of 2000, the Company completed the sale of its interest in two international subsidiaries, an Australian corporation ("CC Australia") and a company incorporated in England and Wales ("UKDS"), for an aggregate sales price of $6.4 million. As a result of the sale of Agecroft, CC Australia, and UKDS, the Company owns only correctional and detention facilities located in the United States and its Territories, enabling management to focus solely on domestic operations.

As discussed above, the revolving loan portion of the Amended Bank Credit Facility matures on January 1, 2002. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Amended Bank Credit Facility, management has committed to a plan of disposal for certain additional long-lived assets. These assets are being actively marketed for sale and are classified as held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2001. Anticipated proceeds from these asset sales are to be applied as loan repayments. The Company believes that utilizing such proceeds to pay-down debt will improve its leverage ratios and overall financial position, improving its ability to refinance or renew maturing indebtedness, including primarily the Company's revolving loans under the Amended Bank Credit Facility.

During the first quarter of 2001, the Company obtained amendments to the Amended Bank Credit Facility to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, the Company amended the provisions of the note purchase agreement governing its $30.0 million convertible subordinated notes to replace previously existing financial covenants in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

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

The Amended Bank Credit Facility also required the Company to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Amended Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds to the Company of at least $100.0 million:

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

The Amended Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. The Company had considered a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. However, the Company determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which the Company has already contractually agreed to issue, including primarily the issuance of shares of the Company's common stock in connection with the settlement of the Company's stockholder litigation. Further, as a result of the Company's restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of the Company's 2000 financial statements and the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 with the SEC on April 17, 2001, the Company was unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if the Company had been able to negotiate a public or private sale of its equity securities on commercially reasonable terms, the Company's inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of the Company's equity securities likely would have included a requirement that the Company register with the SEC the resale of the Company's securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that the Company would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of its securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

Although the Company would technically have been able to file a registration statement with the SEC following April 17, 2001, the Company believes that various market factors, including the depressed market price of the Company's common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain the Company's continued NYSE listing, and the uncertainty regarding the Company's maturity of the revolving loans under the Amended Bank Credit Facility, made the issuance of additional equity or debt securities unreasonable.

Because the issuance of additional equity or debt securities was deemed unreasonable, the Company determined that the sale of assets represented the most effective means by which the Company could satisfy the covenant. As discussed above, during the first quarter of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million. In addition, during the second quarter of 2001, the Company completed the sale of its Pamlico Correctional Facility, for approximately $24.1 million, and is actively pursuing the sales of additional assets. As a result of the foregoing, the Company believes it has demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001; however, there can be no assurance that the lenders under the Amended Bank Credit Facility concur with the Company's position that it has used commercially reasonable efforts in its satisfaction of this covenant.

Based on the Company's current credit rating, the current interest rate applicable to the Company's Amended Bank Credit Facility is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate ("LIBOR") for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates, however, were subject to an increase of 25 basis points (0.25%) from the current interest rate on July 1, 2001 if the Company had not prepaid $100.0 million of the outstanding loans under the Amended Bank Credit Facility, and are subject to an increase of 50 basis points (0.50%) from the current interest rate on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the outstanding loans under the Amended Bank Credit Facility. The Company has satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Amended Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, and through the pay-down of $35.0 million of outstanding loans under the Amended Bank Credit Facility with cash on hand. The Company does not currently anticipate that cash generated from operations combined with cash on hand will be sufficient to prepay an aggregate of $200.0 million of outstanding loans prior to October 1, 2001. Therefore, the Company will be required to raise additional cash, such as through the sale of additional assets, in order to satisfy this condition. There can be no assurance that the Company will be successful in generating sufficient cash in order to prepay such amount and satisfy this condition.

The Company believes that it is currently in compliance with the terms of its debt covenants. Further, the Company believes its operating plans and related projections are achievable and, subject to the foregoing discussion regarding the capital raising event covenant and the registration obligation under the terms of the $40.0 million convertible subordinated notes as more fully described in Note 5 to the financial statements, will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results and there can be no assurance that the Company will remain in compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments. Further, even if the Company is successful in selling assets, there can be no assurance that it will be able to refinance or renew its debt obligations maturing January 1, 2002 on commercially reasonable or any other terms.

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

Under the terms of the Amended Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first and second quarters of 2001 have been accrued as of June 30, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. Based on the existing non-payments, the failure to pay dividends through the third quarter of 2001 will result in the ability of the holders of the Series A Preferred Stock to elect two additional directors to the Company's board of directors.

Management currently believes that reinstating the payment of the dividends on the Series A Preferred Stock prior to September 30, 2001 is in the best interest of the Company and its stockholders for a variety of reasons, including the fact that management believes such reinstatement would: (i) enhance the Company's credit rating and thus its ability to refinance or renew its debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on the Company's board of directors; and (iii) restore the Company's eligibility to use Form S-3 under the rules of the SEC in connection with the registration of the Company's securities in future offerings. Accordingly, management has expressed the desire to remove the restriction on the payment of such dividends prior to September 30, 2001 in its discussions with the lenders regarding refinancing strategies for the Amended Bank Credit Facility. As of the date hereof, the lenders have not expressed a willingness to remove the restriction prior to September 30, 2001 or thereafter. However, management continues to actively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividends prior to September 30, 2001, or in conjunction with a refinancing if the lenders do not agree to an amendment prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to a reinstatement, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

At the Company's 2000 annual meeting of stockholders held in December 2000, the holders of the Company's common stock approved a reverse stock split of the Company's common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company's common stock at a ratio of one-for-ten, which was effective May 18, 2001. As a result of the reverse stock split, every ten shares of the Company's common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company's common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at post reverse-split rate of $8.60 per share, which is based on the closing price of the common stock on the New York Stock Exchange on May 17, 2001, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated to reflect the reduction in common shares and corresponding increase in per share amounts resulting from the reverse stock split. As of June 30, 2001, the Company had 25.1 million shares of common stock issued and outstanding on a post-reverse stock split basis.

OPERATING ACTIVITIES

The Company's net cash provided by operating activities for the six months ended June 30, 2001, was $64.5 million. This amount represents the year-to-date net loss plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including the change in fair value of the interest rate swap agreement. During the first half of 2001, the Company received significant tax refunds of approximately $32.0 million, contributing to the net cash provided by operating activities.

INVESTING ACTIVITIES

The Company's cash flow provided by investing activities was $113.0 million for the six months ended June 30, 2001, primarily attributable to the proceeds received from the sale of the Company's Mountain View Correctional Facility, located in North Carolina, on March 16, 2001, the Agecroft facility, located in Salford, England, on April 10, 2001, and the Pamlico Correctional Facility, located in North Carolina, on June 28, 2001.

FINANCING ACTIVITIES

The Company's cash flow used in financing activities was $156.4 million for the six months ended June 30, 2001. Net payments on debt totaled $155.9 million and primarily represents the net cash proceeds received from the sale of the Mountain View Correctional Facility, the Agecroft facility and the Pamlico Correctional Facility that were immediately applied to amounts outstanding under the Amended Bank Credit Facility. The Company paid-down an additional $35.0 million on the Amended Bank Credit Facility with cash on hand.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2000

Substantially all of the Company's revenue during the three and six months ended June 30, 2000 was derived from: (i) rents received under triple net leases of correctional and detention facilities, including the leases with Operating Company (the "Operating Company Leases"); (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on a $137.0 million promissory note payable to the Company from Operating Company (the "Operating Company Note"); and (iv) license fees earned under the terms of a trade name use agreement between the Company and Operating Company. Operating Company leased 37 of the Company's 46 operating properties pursuant to the Operating Company Leases. The Company, therefore, was dependent for its rental revenue upon Operating Company's ability to make the lease payments required under the Operating Company Leases for such facilities. Operating Company had incurred a net loss of $202.9 million as of December 31, 1999 and had net working capital deficiencies. As a result, Operating Company was unable to pay the first scheduled interest payment under the terms of the Operating Company Note and the scheduled lease payments to the Company under the Operating Company Leases.

The Company incurred a net loss available to common stockholders for the three and six months ended June 30, 2000 of $81.6 million and $117.5 million, or $6.89 and $9.92 per share, respectively, during a period of severe liquidity problems. The financial condition of the Company at December 31, 1999, the inability of Operating Company to make certain of its payment obligations to the Company, and the actions taken by the Company and Operating Company in attempts to resolve liquidity issues of the Company and Operating Company resulted in a series of defaults under provisions of the Company's debt agreements as of December 31, 1999. The defaults related to the Company's failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to the Company's 1999 financial statements, and certain transactions effected by the Company, including the execution of a securities purchase agreement in connection with a proposed restructuring led by Pacific Life Insurance Company. As of June 30, 2000, all events of default under the Amended Bank Credit Facility, the Company's $40.0 million convertible subordinated notes and its $30.0 million convertible subordinated notes had been waived, as more fully discussed in the Company's 2000 Form 10-K.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow used in operating activities was $43.1 million for the six months ended June 30, 2000, and represents the year-to-date net loss plus depreciation and amortization and other non-cash charges and changes in the various components of working capital. The Company's cash flow used in investing activities was $46.4 million for the six months ended June 30, 2000, and primarily represented the construction of several real estate properties. The Company's cash flow provided by financing activities was $23.3 million for the six months ended June 30, 2000 and represents net proceeds from debt, net of payments of debt and equity issuance costs and payments of dividends on shares of the Company's Series A Preferred Stock.

RESULTS OF OPERATIONS

As previously discussed, management does not believe the comparison between the results of operations for the three and six months ended June 30, 2001 and the results of operations for the same periods in the prior year is meaningful. Please refer to the discussion under the overview of the Company for further information on the comparability of the results of operations between the periods.

The Company incurred a net loss available to common stockholders of $4.5 million, or $0.18 per share, and $14.6 million, or $0.61 per share, for the three and six months ended June 30, 2001, respectively. Contributing to the net losses each period are non-cash charges of $0.3 million and $6.3 million, respectively, related to the change in the estimated fair value of the Company's interest rate swap agreement.

THREE AND SIX MONTHS ENDED JUNE 30, 2001

MANAGEMENT AND OTHER REVENUE

Management and other revenue consists of revenue earned by the Company from the operation and management of adult and juvenile correctional and detention facilities for the three and six months ended June 30, 2001, totaling $243.9 million and $481.9 million, respectively. Occupancy for the Company's facilities under contract for management was 89.1% and 88.7% for the three and six months ended June 30, 2001, respectively. During the first quarter of 2001, the State of Georgia began filling two of the Company's facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities.

During the second quarter of 2001, the Company was informed that the Company's current contract with the District of Columbia to house its inmates at the Northeast Ohio Correctional Facility, which expires September 8, 2001, will not be renewed due to a new law that mandates the Federal Bureau of Prisons ("BOP") to assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Facility is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter, and completed the process in July. Accordingly, substantially all employees at the facility have been terminated. Total management and other revenue at this facility was approximately $1.8 million and $6.3 million during the three and six months, respectively, ended June 30, 2001. The related operating expenses at this facility were $4.3 million and $10.1 million during the three and six months, respectively, ended June 30, 2001. The Company is pursuing contracts to replace the contract at the Northeast Ohio Correctional Facility; however, there can be no assurance that the Company will be able to secure such contracts.

The Company has responded to a proposal from the BOP for the placement of up to 1,500 inmates under the BOP's Criminal Alien Requirement II ("CAR II"). The Company has earmarked its McRae Correctional Facility located in McRae, Georgia, which has a design capacity of 1,524 beds, for this opportunity. The construction of McRae Correctional Facility is substantially complete, and is immediately available to accommodate the BOP's requirements. If the Company is successful in securing CAR II, management and other revenue will increase beginning in 2002 at this facility. There can be no assurance that the Company will be successful in securing CAR II, which is expected to be awarded early in the fourth quarter.

RENTAL REVENUE

Rental revenue was $1.8 million and $4.2 million for the three and six months ended June 30, 2001, respectively, and was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, the Company sold the Mountain View Correctional Facility, and on June 28, 2001, the Company sold the Pamlico Correctional Facility. Therefore, no further rental revenue will be received for these facilities. For the three and six months ended June 30, 2001, rental revenue for these facilities totaled $0.7 million and $2.0 million, respectively.

OPERATING EXPENSES

Operating expenses totaled $189.2 million and $373.8 million for the three and six months ended June 30, 2001, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities and other correctional facilities.

GENERAL AND ADMINISTRATIVE

For the three and six months ended June 30, 2001, general and administrative expenses totaled $8.4 million and $17.0 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

DEPRECIATION AND AMORTIZATION

For the three and six months ended June 30, 2001, depreciation and amortization expense totaled $13.2 million and $25.9 million, respectively. Amortization expense for the three and six months ended June 30, 2001 includes approximately $1.9 and $3.8 million, respectively, for goodwill that was established in connection with the acquisitions of Operating Company on October 1, 2000 and the Service Companies on December 1, 2000. Amortization expense during the three and six months ended June 30, 2001 is also net of a reduction to amortization expense of $2.9 million and $5.8 million, respectively, for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000.

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income for the three and six months ended June 30, 2001. Gross interest expense was $35.0 million and $72.3 million for the three and six months ended June 30, 2001, respectively. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Company's Amended Bank Credit Facility, the Operating Company Revolving Credit Facility, the Company's senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. The increase in gross interest expense from the prior year is primarily attributable to less capitalized interest as a result of fewer ongoing construction and development projects.

Gross interest income was $2.0 million and $5.2 million for the three and six months ended June 30, 2001, respectively. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases, notes receivable and investments of cash and cash equivalents.

CHANGE IN FAIR VALUE OF INTEREST RATE SWAP AGREEMENT

As of June 30, 2001, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, the Company has reflected in earnings the change in the estimated fair value of its interest rate swap agreement during the three and six months ended June 30, 2001. The Company estimates the fair value of interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of June 30, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $10.1 million. This negative fair value consists of a transition adjustment of $5.0 million as of January 1, 2001 and a reduction in the fair value of the swap agreement of $5.4 million during the first quarter of 2001. This is offset during the second quarter of 2001 by an increase in the fair value of the swap agreement of $0.3 million. In accordance with SFAS 133, the Company has recorded a $0.3 million and $6.3 million non-cash charge for the change in fair value of derivative instruments for the three and six months ended June 30, 2001, respectively, which includes $0.6 million and $1.3 million, respectively, for amortization of the transition adjustment. The transition adjustment represents the fair value of the swap agreement as of January 1, 2001, and has been reflected as a liability on the accompanying balance sheet, and as a cumulative effect of accounting change included in other comprehensive income in the accompanying statement of stockholders' equity. The unamortized transition adjustment at June

30, 2001 of $3.8 million is expected to be reclassified into earnings as a non-cash charge over the remaining term of the swap agreement. The non-cash charge of $5.1 million for the six months ended June 30, 2001, is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Amended Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

In connection with the construction and development of the Company's Agecroft facility, located in Salford, England, during the first quarter of 2000, the Company entered into a 25-year property lease. The Company had been accounting for the lease as a direct financing lease and recorded a receivable equal to the discounted cash flows to be received by the Company over the lease term. This asset was denominated in British pounds, and was adjusted to the current exchange rate at each balance sheet date, resulting in the recognition of the currency gain or loss in current period earnings. On April 10, 2001 the Company sold its interest in the Agecroft facility, resulting in the disposition of the asset related to the direct financing lease. The Company also has extended a working capital loan to the operator of this facility. This asset, along with various other short-term receivables, aggregating approximately $5.2 million at June 30, 2001, are also denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date, and recognizes the currency gain or loss in its current period earnings. Due to fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, the Company recognized net unrealized foreign currency transaction gains of approximately $41,000 and losses of $0.3 million for the three and six months ended June 30, 2001, respectively.

THREE AND SIX MONTHS ENDED JUNE 30, 2000

RENTAL REVENUE

Net rental revenue was $11.5 million and $22.9 million for the three and six months ended June 30, 2000, respectively, and was generated from leasing correctional and detention facilities to Operating Company, governmental agencies and other private operators. The Company reserved $72.6 million and $143.8 million of the $81.6 million and $161.8 million in total revenue due from Operating Company for the three and six months ended June 30, 2000, respectively, resulting from the uncertainty regarding the collectibility of the payments. On September 30, 2000, the Company forgave all unpaid rental revenue due from Operating Company through August 31, 2000. The forgiveness did not impact the amounts previously reported in the Company's financial statements as the amounts forgiven had been previously reserved. The Operating Company Leases were cancelled in the Operating Company Merger.

LICENSING FEES FROM AFFILIATES

Licensing fees from affiliates were $2.7 million and $5.2 million for the three and six months ended June 30, 2000, respectively. Licensing fees were earned as a result of a service mark and trade name use agreement (the "Trade Name Use Agreement") between the Company and Operating Company, which granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The Trade Name Use Agreement was cancelled in the Operating Company Merger.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $32.2 million and $34.7 million for the three and six months ended June 30, 2000. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

In addition, merger transaction fees, totaling $28.1 million for the three and six months ending June 30, 2000, respectively, have been reclassified to general and administrative expense. During the fourth quarter of 1999, the Company, Operating Company, PMSI and JJFMSI entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"). In April 2000, the securities purchase agreement by and among the parties was terminated when Fortress/Blackstone elected not to match the terms of a subsequent proposal by Pacific Life Insurance Company ("Pacific Life"). In June 2000, the securities purchase agreement by and among Pacific Life and the Company, Operating Company, PMSI, and JJFMSI was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 Waiver and Amendment satisfied the terms of the agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the Restructuring, including the Operating Company Merger, the Company terminated the services of one of its financial advisors during the third quarter of 2000. During the second quarter of 2000, the Company accrued expenses of $28.1 million in connection with existing and potential litigation associated with the termination of the aforementioned agreements. All disputes with these parties have since been settled, as further described in the notes to the financial statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $13.4 million and $26.3 million for the three and six months ended June 30, 2000. Depreciation expense includes the addition of one facility during the first quarter of 2000 and two facilities during the second quarter of 2000.

WRITE-OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

During the first and second quarter of 2000, the Company opened two new facilities that were operated and leased by Operating Company prior to the Operating Company Merger. Based on Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the accrued tenant incentive fees due Operating Company in connection with opening the facilities, totaling $4.4 million and $8.4 million for the three and six months ended June 30, 2000, respectively.

EQUITY LOSS AND AMORTIZATION OF DEFERRED GAINS, NET

Equity loss and amortization of deferred gains was $4.4 million and $4.3 million for the three and six months ended June 30, 2000. For the three and six months ended June 30, 2000, the Company recognized equity in earnings of PMSI and JJFMSI of $0.1 million and $0.1 million, respectively, and $2.2 million and $1.5 million, respectively, and received distributions from PMSI and JJFMSI of $3.8 million and $2.2 million, respectively, and $4.4 million and $2.3 million, respectively. In addition the Company recognized equity in losses of Operating Company of approximately $7.3 million and $13.3 million for the same periods. For the three and six months ended June 30, 2000, the Company recognized amortization of deferred gains of PMSI and JJFMSI of $1.8 million and $0.9 million, respectively, and $3.5 million and $1.8 million, respectively.

Prior to the Operating Company Merger, the Company had accounted for its 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, the Company had not recognized any income or loss related to its stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company Merger, the financial statements of the Company have been restated to recognize the Company's 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock".

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income for the three and six months ended June 30, 2000. Gross interest expense was $34.6 million and $66.4 million for the three and six months ended June 30, 2000, respectively. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Company's Amended Bank Credit Facility, the Company's senior notes, and amortization of loan costs and unused facility fees. Interest expense is also reported net of capitalized interest on construction in progress of $4.1 million and $9.2 million for the three and six months ended June 30, 2000, respectively. During the first half of 2000, the Company was in default under its Amended Bank Credit Facility. As a result, interest expense includes a default rate of interest equal to 2.0% of amounts outstanding under the Amended Bank Credit Facility. Interest expense for the three and six months ended June 30, 2000, also includes default interest on the $40 Million Convertible Subordinated Notes. These events of default were subsequently waived in June 2000, as discussed more fully in the Company's 2000 Form 10-K.

Gross interest income was $3.4 and $6.7 million for the three and six months ended June 30, 2000, respectively. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases, notes receivable and investments of cash and cash equivalents prior to the funding of construction projects.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under this statement, goodwill will no longer be subject to amortization over its estimated useful life. Instead, goodwill is to be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the goodwill carrying amount and is recognized in earnings. The statement also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of June 30, 2001, the Company had $108.6 million of goodwill reflected in the accompanying condensed consolidated balance sheet associated with the Operating Company Merger and the acquisitions of the Service

Companies completed during the fourth quarter of 2000. Amortization of goodwill for the three and six months ended June 30, 2001 was $1.9 million and $3.8 million, respectively.

Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The amount of impairment losses, if any, has not yet been determined. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. The Company is exposed to market risk related to its Amended Bank Credit Facility and certain other indebtedness. The interest on the Amended Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company's outstanding indebtedness under the Amended Bank Credit Facility was 100 basis points higher or lower during the three and six months ended June 30, 2001, the Company's interest expense would have been increased or decreased by approximately $3.1 million and $6.3 million, respectively.

As of June 30, 2001, the Company had outstanding $100.0 million of its 12.0% senior notes with a fixed interest rate of 12.0%, $41.1 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $85.9 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on the Company.

The Amended Bank Credit Facility required the Company to hedge $325.0 million of its floating rate debt on or before August 16, 1999. The Company has entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2001 and at least $200.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense. In accordance with SFAS 133, as amended, as of June 30, 2001 the Company recorded a $10.1 million liability, representing the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. The estimated negative fair value of the swap agreement as of January 1, 2001 of $5.0 million was reflected as a cumulative effect of accounting change included in other comprehensive income in the statement of stockholders' equity. The reduction in the fair value of the swap agreement during the first and second quarters was charged to earnings. This decline in fair value is due to declining interest rates and is expected to reverse into earnings prior to the maturity of the swap on December 31, 2002.

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

The Company's exposure to foreign currency exchange rate risk relates to its construction, development and leasing of the Agecroft facility located in Salford, England, which was sold on April 10, 2001. The Company extended a working capital loan to the operator of this facility. Such payments to the Company are denominated in British pounds rather than the U.S. dollar. As a result, the Company bears the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At June 30, 2001, the receivables due the Company and denominated in British pounds totaled 3.6 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.5 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.5 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to the financial statements included in Part I.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Under the terms of the Company's $1.0 billion senior credit facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the terms of the June 2000 Waiver and Amendment to the Amended Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first and second quarters of 2001 have been accrued as of June 30, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. No assurance can be given as to if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock. As further discussed in Note 7, management has expressed the desire to remove the restriction on the payment of such dividends prior to September 30, 2001 in its discussions with the lenders regarding refinancing strategies for the Amended Bank Credit Facility. As of the date hereof, the lenders have not expressed a willingness to remove the restriction prior to September 30, 2001 or thereafter. However, management continues to actively pursue an amendment to the terms of the Amended Bank Credit Facility to remove the restriction on the payment of such dividends prior to September 30, 2001, or in conjunction with a refinancing if the lenders do not agree to an amendment prior to September 30, 2001. No assurance can be given, however, that the lenders will agree to a reinstatement, and that as a result, if and when the Company will commence the payment of cash dividends on its shares of Series A Preferred Stock.

In the event dividends are unpaid and in arrears through the third quarter of 2001, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors of the Company at a special meeting called by the holders of record of at least 20% of the shares of Series A Preferred Stock. If a special meeting is not called, the holders of the Series A Preferred Stock on the record date will be entitled to vote for two additional directors of the Company at the next annual meeting of stockholders, and at such subsequent annual meeting until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

The directors shall be elected upon affirmative vote of a plurality of the Series A Preferred Shares present and voting in person or by proxy at a meeting at which a majority of the outstanding Series A Preferred Shares are represented. If and when all accumulated dividends and the dividend for the then current dividend period on the Series A Preferred Shares shall have been paid in full or set aside for payment in full, the holders thereof shall be divested of the foregoing voting rights and, if all accumulated dividends and the dividend for the then current dividend period have been paid in full or set aside for payment in full, the term of office of each director so elected shall immediately terminate.

For a discussion of the Company's compliance with the terms of its indebtedness, see Note 5 to the financial statements included in Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The share information presented herein is on a pre-reverse stock split basis as the record date for the 2001 Annual Meeting of Stockholders was prior to the effective date of the reverse stock split.

The Company's 2001 Annual Meeting of Stockholders was held on May 22, 2001. A total of 173,270,070 shares of the Company's common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy. At such meeting the following eight nominees for election as directors of the Company were elected without opposition, no nominee for director receiving less than 168,317,464 votes, or 97.1% of the shares represented at the meeting: William F. Andrews, John D. Ferguson, Joseph V. Russell, Lucius E. Burch, III, John D. Correnti, C. Michael Jacobi, John R. Prann, Jr., and Henri L. Wedell. Jean-Pierre Cuny, a former director of the Company, resigned from the board effective May 21, 2001, and, accordingly, did not stand for reelection at the annual meeting. As a result of Mr. Cuny's resignation, the Company's Board of Directors resolved to decrease the number of the Company's directors from nine to eight members. The stockholders also ratified the action of the Board of Directors in selecting the firm of Arthur Andersen LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2001 pursuant to the vote totals indicated below.

                        VOTE (Number of Shares)
                -------------------------------------
                    FOR        AGAINST      ABSTAINED
                -----------    -------      ---------
                173,117,673    123,486       28,909

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         3.1 Amendment to the Charter of the Company effecting the reverse stock split of the Company's common stock and a related reduction in the stated capital stock of the Company.

(b)      Reports on Form 8-K.

         The following Form 8-K was filed during the period April 1, 2001 through June 30, 2001:

         (1)      Filed May 8, 2001 (earliest event May 7, 2001) reporting under
                  Item 5., the approval by the board of directors of a reverse stock split of the Company's common stock at a ratio of one-for-ten to be effective May 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CORRECTIONS CORPORATION OF AMERICA

Date: August 13, 2001

                            /s/ John D. Ferguson
                            ----------------------------------------------------
                            John D. Ferguson
                            President and Chief Executive Officer

                            /s/ Irving E. Lingo, Jr.
                            ----------------------------------------------------
                            Irving E. Lingo, Jr.
                            Executive Vice President, Chief Financial Officer, Assistant Secretary and Principle Accounting Officer