Form 10-Q
period 2001-09-30
CORRECTIONS CORP OF AMERICA/MD
filed 2001-11-14
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

 Indicate the number of shares outstanding of each class of Common Stock as of
  October 31, 2001: Shares of Common Stock, $0.01 par value: 25,131,909 shares outstanding.

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
a)       Condensed Consolidated Balance Sheets (Unaudited) as of
              September 30, 2001 and December 31, 2000.............................................        1
b)       Condensed Combined and Consolidated Statements of Operations (Unaudited)
              for the three and nine months ended September 30, 2001 and 2000......................        2
c)       Condensed Combined and Consolidated Statements of Cash Flows (Unaudited)
              for the nine months ended September 30, 2001 and 2000................................        3
d)       Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
              for the nine months ended September 30, 2001.........................................        4
e)       Notes to Condensed Combined and Consolidated Financial Statements.........................        5
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................       27
Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................       47

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................       49
Item 2.    Changes in Securities and Use of Proceeds...............................................       49
Item 3.    Defaults Upon Senior Securities.........................................................       49
Item 4.    Submission of Matters to a Vote of Security Holders.....................................       50
Item 5.    Other Information.......................................................................       50
Item 6.    Exhibits and Reports on Form 8-K........................................................       50

SIGNATURES.........................................................................................       51

                         PART I -- FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              SEPTEMBER 30,         December 31,
                                        ASSETS                                                    2001                 2000
--------------------------------------------------------------------------------           -----------------    -----------------
Cash and cash equivalents                                                                  $        33,376       $      20,889
Restricted cash                                                                                     10,024               9,209
Accounts receivable, net of allowance of $838 and $1,486, respectively                             147,292             132,306
Income tax receivable                                                                                1,293              32,662
Prepaid expenses and other current assets                                                           17,664              18,726
Assets held for sale under contract                                                                 23,912              24,895
                                                                                           ---------------       -------------
         Total current assets                                                                      233,561             238,687

Property and equipment, net                                                                      1,578,544           1,615,130

Investment in direct financing lease                                                                     -              23,808
Assets held for sale                                                                                46,429             138,622
Goodwill                                                                                           105,905             109,006
Other assets                                                                                        36,265              51,739
                                                                                           ---------------       -------------

         Total assets                                                                      $     2,000,704       $   2,176,992
                                                                                           ===============       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Accounts payable and accrued expenses                                                      $       198,994       $     243,312
Income tax payable                                                                                   8,824               8,437
Distributions payable                                                                               15,865               9,156
Current portion of long-term debt                                                                  286,528              14,594
                                                                                           ---------------       -------------
         Total current liabilities                                                                 510,211             275,499

Long-term debt, net of current portion                                                             708,392           1,137,976
Deferred tax liabilities                                                                            58,426              56,450
Fair value of interest rate swap agreement                                                          15,084                   -
Other liabilities                                                                                   19,329              19,052
                                                                                           ---------------       -------------
         Total liabilities                                                                       1,311,442           1,488,977
                                                                                           ---------------       -------------

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
   Series A - 4,300 shares issued and outstanding; stated at liquidation preference of
     $25.00 per share                                                                              107,500             107,500
   Series B - 3,828 and 3,297 shares issued and outstanding at September 30, 2001 and
   December 31, 2000, respectively; stated at liquidation preference of $24.46 per share            93,622              80,642
Common stock - $0.01 par value; 80,000 and 400,000 shares authorized; 25,133 and 235,395 shares issued and 25,132 and 235,383 shares outstanding at September 30, 2001 and
   December 31, 2000, respectively                                                                     251               2,354
Additional paid-in capital                                                                       1,314,092           1,299,390
Deferred compensation                                                                               (3,644)             (2,723)
Retained deficit                                                                                  (819,178)           (798,906)
Treasury stock, 1.2 shares and 12 shares, respectively, at cost                                       (242)               (242)
Accumulated other comprehensive loss                                                                (3,139)                  -
                                                                                           ---------------       -------------
         Total stockholders' equity                                                                689,262             688,015
                                                                                           ---------------       -------------

         Total liabilities and stockholders' equity                                        $     2,000,704       $   2,176,992
                                                                                           ===============       =============


     The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          CONSOLIDATED        Combined        CONSOLIDATED          Combined
                                                          THREE MONTHS       Three Months      NINE MONTHS         Nine Months
                                                              ENDED             Ended             ENDED               Ended
                                                          SEPTEMBER 30,       September        SEPTEMBER 30,      September 30,
                                                               2001            30, 2000            2001               2000
                                                         ---------------    --------------    ---------------    ----------------
REVENUE:
   Management and other                                  $    247,072        $   26,066        $   728,981       $     26,066
   Rental                                                       1,116            15,464              5,314             38,390
   Licensing fees from affiliates                                  --             2,324                 --              7,566
                                                         ------------        ----------        -----------       ------------
                                                              248,188            43,854            734,295             72,022
                                                         ------------        ----------        -----------       ------------
EXPENSES:
   Operating                                                  189,552            21,691            563,388             21,691
   General and administrative                                   8,431             9,024             25,465             43,764
   Lease                                                           --               256                 --                256
   Depreciation and amortization                               14,211            15,439             40,088             41,770
   Licensing fees to Operating Company                             --               501                 --                501
   Administrative service fee to Operating Company                 --               900                 --                900
   Write-off of amounts under lease arrangements                   --             3,504                 --             11,920
   Impairment loss                                                 --            19,239                 --             19,239
                                                         ------------        ----------        -----------       ------------
                                                              212,194            70,554            628,941            140,041
                                                         ------------        ----------        -----------       ------------

OPERATING INCOME (LOSS)                                        35,994           (26,700)           105,354            (68,019)
                                                         ------------        ----------        -----------       ------------

OTHER (INCOME) EXPENSE:
   Equity loss and amortization of deferred gain, net              90             9,135                265             13,392
   Interest expense, net                                       29,637            35,741             96,752             95,490
   Other income                                                    --            (3,099)                --             (3,099)
   Change in fair value of interest rate swap agreement         5,649                 -             11,945                 --
   Loss on disposal of assets                                     180             3,023                141              3,324
   Unrealized foreign currency transaction (gain) loss           (215)            2,012                129              9,542
   Stockholder litigation settlements                              --            75,406                 --             75,406
                                                         ------------        ----------        -----------       ------------
                                                               35,341           122,218            109,232            194,055
                                                         ------------        ----------        -----------       ------------

INCOME (LOSS) BEFORE INCOME TAXES   AND MINORITY
INTEREST                                                          653          (148,918)            (3,878)          (262,074)

     Income tax expense                                        (1,217)         (109,888)            (1,479)          (109,888)
                                                         ------------        ----------        -----------       ------------
LOSS BEFORE MINORITY INTEREST                                    (564)         (258,806)            (5,357)          (371,962)

     Minority interest in net loss of PMSI and JJFMSI              --               318                 --                318
                                                         ------------        ----------        -----------       ------------


NET LOSS                                                         (564)         (258,488)            (5,357)          (371,644)

     Distributions to preferred stockholders                   (5,114)           (2,585)           (14,915)            (6,885)
                                                         ------------        ----------        -----------       ------------


NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                           $     (5,678)       $ (261,073)       $   (20,272)      $   (378,529)
                                                         ============        ==========        ===========       ============

BASIC AND DILUTED NET LOSS AVAILABLE
TO COMMON STOCKHOLDERS PER
COMMON SHARE                                             $      (0.23)       $   (22.04)       $     (0.84)      $     (31.96)
                                                         ============        ==========        ===========       ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED                              24,749            11,846             24,215             11,842
                                                         ============        ==========        ===========       ============

   The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                            CONSOLIDATED         Combined
                                                                             NINE MONTHS     Nine Months Ended
                                                                           ENDED SEPTEMBER     September 30,
                                                                               30, 2001            2000
                                                                          ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (5,357)        $(371,644)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                             40,088            41,770
      Amortization of debt issuance costs and other non-cash interest           16,665            11,161
      Deferred and other non-cash income taxes                                  (1,616)          141,240
      Equity in loss and amortization of deferred gain                             265            13,392
      Write-off of amounts under lease agreement                                    --            11,920
      Loss on disposal of assets                                                   141             3,324
      Asset impairment                                                              --            19,239
      Change in fair value of interest rate swap agreement                      11,945                --
      Unrealized foreign currency transaction loss                                 129             9,542
      Other non-cash items                                                       1,774             1,672
      Minority interest                                                             --              (318)
      Changes in assets and liabilities:
        Accounts receivable, prepaid expenses and other assets                 (14,911)           (1,640)
        Receivable from affiliates                                                  --            21,929
        Income tax receivable                                                   31,369           (34,756)
        Accounts payable, accrued expenses and other liabilities               (22,606)           67,838
        Payables to Operating Company                                               --             3,413
        Income tax payable                                                         387             3,492
                                                                             ---------         ---------
          Net cash provided by (used in) operating activities                   58,273           (58,426)
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                                     (3,151)          (73,731)
   (Increase) decrease in restricted cash                                         (815)           14,838
   Payments received on investments in affiliates                                   --             6,686
   Proceeds from sales of assets                                               116,078                --
   Increase in other assets                                                     (1,300)             (529)
   Payments received on direct financing leases and notes receivable             1,747             3,740
                                                                             ---------         ---------
          Net cash provided by (used in) investing activities                  112,559           (48,996)
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments on) debt, net                                      (157,650)           45,885
   Payment of debt and equity issuance costs                                      (572)          (10,563)
   Payment of dividends                                                            (32)           (4,381)
   Purchase of common stock                                                         --              (200)
   Purchase of treasury stock by PMSI and JJFMSI                                    --           (13,304)
   Cash paid for fractional shares                                                 (91)               --
                                                                             ---------         ---------
          Net cash provided by (used in) financing activities                 (158,345)           17,437
                                                                             ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            12,487           (89,985)

CASH AND CASH EQUIVALENTS, beginning of period                                  20,889           106,486
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                     $  33,376         $  16,501
                                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest, net of amounts capitalized                                 $  76,633         $  95,339
                                                                             =========         =========
        Income taxes                                                         $   2,532         $   2,475
                                                                             =========         =========


   The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)




                                     SERIES A       SERIES B                                ADDITIONAL
                                    PREFERRED      PREFERRED       COMMON       TREASURY      PAID-IN         DEFERRED
                                      STOCK          STOCK          STOCK        STOCK        CAPITAL      COMPENSATION
                                   -----------     ---------      ---------    ---------     ---------     ------------
Balance as of
  December 31, 2000                  $107,500      $ 80,642       $ 2,354       $(242)      $ 1,299,390       $(2,723)
                                     --------      --------       -------       -----       -----------       -------

Comprehensive income (loss):

  Net loss                                 --            --            --          --                --            --

  Cumulative effect of
   accounting change                       --            --            --          --                --            --

  Amortization of transition
   adjustment                              --            --            --          --                --            --

                                     --------      --------       -------       -----       -----------       -------
Total comprehensive loss                   --            --            --          --                --            --
                                     --------      --------       -------       -----       -----------       -------

Distributions to preferred
   stockholders                            --         8,099            --          --                --            --

Issuance of common stock
   under terms of stockholder
   litigation settlement                   --            --           159          --            15,759            --

Amortization of deferred
   compensation                            --            --             3          --                (3)          814

Restricted stock issuances, net
   of forfeitures                          --         4,904            --          --            (3,179)       (1,735)

Reverse stock split                        --            --        (2,265)         --             2,240            --

Other                                      --           (23)           --          --              (115)           --
                                     --------      --------       -------       -----       -----------       -------

BALANCE AS OF
  SEPTEMBER 30, 2001                 $107,500      $ 93,622       $   251       $(242)      $ 1,314,092       $(3,644)
                                     ========      ========       =======       =====       ===========       =======


                                                   ACCUMULATED
                                                      OTHER
                                      RETAINED     COMPREHENSIVE
                                      DEFICIT      INCOME (LOSS)      TOTAL
                                    ------------   -------------   -----------
Balance as of
  December 31, 2000                  $(798,906)      $    --       $ 688,015
                                     ---------       -------       ---------

Comprehensive income (loss):

  Net loss                              (5,357)           --          (5,357)

  Cumulative effect of
   accounting change                        --        (5,023)         (5,023)

  Amortization of transition
   adjustment                               --         1,884           1,884
                                     ---------       -------       ---------
Total comprehensive loss                (5,357)       (3,139)         (8,496)
                                     ---------       -------       ---------

Distributions to preferred
   stockholders                        (14,915)           --          (6,816)

Issuance of common stock
   under terms of stockholder
   litigation settlement                    --            --          15,918

Amortization of deferred
   compensation                             --            --             814

Restricted stock issuances, net
   of forfeitures                           --            --             (10)

Reverse stock split                         --            --             (25)

Other                                       --            --            (138)
                                     ---------       -------       ---------

BALANCE AS OF
  SEPTEMBER 30, 2001                 $(819,178)      $(3,139)      $ 689,262
                                     =========       =======       =========


  The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      (FORMERLY PRISON REALTY TRUST, INC.)

                  NOTES TO CONDENSED COMBINED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


1.     ORGANIZATION AND OPERATIONS

       Corrections Corporation of America (together with its subsidiaries, the "Company", "we" or "us"), a Maryland corporation formerly known as Prison Realty Trust, Inc., commenced operations as Prison Realty Corporation on January 1, 1999, following the mergers of each of the former Corrections Corporation of America, a Tennessee corporation ("Old CCA"), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust ("Old Prison Realty"), on January 1, 1999 with and into the Company (such mergers referred to collectively herein as the "1999 Merger").

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

       Immediately prior to the 1999 Merger, Old CCA sold all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation ("Operating Company"). Also immediately prior to the 1999 Merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC (which subsequently merged with Prison Management Services, Inc., referred to herein as "PMSI") and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC (which subsequently merged with Juvenile and Jail Facility Management Services, Inc., referred to herein as "JJFMSI").

       Effective January 1, 1999, the Company operated so as to preserve its ability to elect to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Following the completion of the 1999 Merger and through September 30, 2000, the Company specialized in acquiring, developing, owning and leasing correctional and detention facilities. Also effective January 1, 1999, the Company entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of the Company's facilities and Operating Company would provide certain services to the Company, including services rendered to the Company in the development of its correctional and detention facilities. The Company was therefore dependent on Operating Company for a significant source of its income. As a result of liquidity issues facing Operating Company and the Company, the parties amended certain of the contractual agreements between the Company and Operating Company during 2000, which, among other things, resulted in the forgiveness of approximately $190.8 million of rental payments due to the Company from Operating Company.

       From December 31, 1998 until September 1, 2000, the Company owned 100% of the non-voting common stock of PMSI and JJFMSI, both of which were privately-held service companies which managed certain government-owned prison and jail facilities under the "Corrections Corporation of America" name (together, the "Service Companies"). PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States and Puerto Rico and provided adult prison facility management services to certain international authorities in Australia and the United Kingdom. The Company was entitled to receive 95% of each company's net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company's net income, as defined, as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI's and JJFMSI's respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments of $8.3 million and $5.1 million, respectively.

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

       The Company currently owns or manages 70 correctional and detention facilities with a total design capacity of approximately 65,000 beds in 21 states, the District of Columbia and Puerto Rico, of which 66 facilities are operating, two are idle and two are under construction.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

       The accompanying interim condensed combined and consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its 2000 Annual Report on Form 10-K with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

       The condensed combined and consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. Management believes the comparison between the results of operations for the three and nine months ended September 30, 2001 and the results of operations for the three and nine months ended September 30, 2000 are not meaningful because, for the prior year quarters (and through September 30, 2000), the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems. The financial condition, results of operations and cash flows of the Company since October 1, 2000, include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company's financial condition as of and for the three and nine months ended September 30, 2001 also includes the operations of the Service Companies (as of the December 1, 2000 acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders' equity interest in the Service Companies during September 2000.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but instead will be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangible assets with indefinite useful lives is less than their carrying amounts and is recognized in earnings. The statement also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of September 30, 2001, the Company had $105.9 million of goodwill reflected on the accompanying balance sheet associated with the Operating Company Merger and the acquisitions of the Service Companies completed during the fourth quarter of 2000. The Company does not have any intangible assets with indefinite useful lives. Amortization of goodwill for the three and nine months ended September 30, 2001 was $1.8 million and $5.7 million, respectively.

       Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and some intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The amount of impairment losses, if any, has not yet been determined. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle in the Company's statement of operations during the first quarter of 2002.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impartment under SFAS 142. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.

       RECLASSIFICATIONS

       Merger transaction expenses, totaling $4.9 million and $33.0 million, for the three and nine months ended September 30, 2000, respectively, have been reclassified to general and administrative expense to conform with the 2001 presentation.

3.     DISPOSITIONS

       In March 2001, the Company sold its Mountain View Correctional Facility, a facility located in North Carolina, which was classified as held for sale under contract as of December 31, 2000, for a sales price of approximately $24.9 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Company's $1.0 billion senior secured bank credit facility (the "Senior Bank Credit Facility").

       On April 10, 2001, the Company sold its interest in a facility located in Salford, England ("Agecroft") for approximately $65.7 million. The net proceeds from the sale were used to pay-down a like portion of amounts outstanding under the Senior Bank Credit Facility.

       On June 28, 2001, the Company sold its Pamlico Correctional Facility, a facility located in North Carolina, which was classified as held for sale as of December 31, 2000, for a sales price of approximately $24.1 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Senior Bank Credit Facility.

       On October 3, 2001, the Company sold its Southern Nevada Women's Correctional Facility, a facility located in Nevada, which was classified as held for sale during the second quarter of 2001, for a sales price of approximately $24.1 million. Due to the pending sale, the carrying value was reclassified as a current asset held for sale under contract as of September 30, 2001. The net proceeds were used to pay-down a like portion of amounts outstanding under the Senior Bank Credit Facility. Subsequent to the sale, the Company continues to manage the facility pursuant to a contract with the State of Nevada.

       As of September 30, 2001, the Company was holding for sale three additional correctional facilities and various parcels of undeveloped land with an aggregate carrying value of $46.4 million. There can be no assurance that the Company will be able to complete the sale of any of these assets, or that the net proceeds received from these sales will achieve expected levels.

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

       As a result of the reverse stock split, every ten shares of the Company's common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company's common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares from 400.0 million shares. As of September 30, 2001, the Company had 25.1 million shares of common stock issued and outstanding (on a post-reverse stock split basis).

5.     DEBT

       SENIOR BANK CREDIT FACILITY

       As of September 30, 2001, the Company had approximately $823.2 million outstanding under the Senior Bank Credit Facility. During the first and second quarters of 2001, the Company obtained amendments to the Senior Bank Credit Facility to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement (as further discussed in Note 7), modify certain financial covenants, and change the consummation date for securitizing the lease payments (or other similar transaction) related to the Company's Agecroft facility, each as further discussed below. In addition, during the third quarter of 2001, the Company obtained a waiver and consent to the Senior Bank Credit Facility to permit the Company's settlement of the outstanding litigation with the Fortress/Blackstone investment group (as further discussed in Note 7) and to permit the board of directors to declare and pay a cash dividend on the Series A Preferred Stock (as also further discussed in Note 7).

       In January 2001, the requisite percentage of the Company's senior lenders under the Senior Bank Credit Facility consented to the Company's issuance of a promissory note in partial satisfaction of its requirements under the definitive settlement agreements relating to the Company's then-outstanding stockholder litigation (the "January 2001 Consent and Amendment"), as further discussed in Note 7. The January 2001 Consent and Amendment also modified certain provisions of the Senior Bank Credit Facility to permit the issuance of the promissory note.

       In March 2001, the Company obtained an amendment to the Senior Bank Credit Facility which: (i) changed the date the securitization of lease payments (or other similar transactions) with respect to the Company's Agecroft facility was required to be consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio to take into effect any loss of EBITDA resulting from certain asset dispositions, and (iii) modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

       The securitization of lease payments (or other similar transaction) with respect to the Company's Agecroft facility did not close by the required date under the Senior Bank Credit Facility. However, the covenant allowed for a 30-day grace period during which the lenders under the Senior Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Senior Bank Credit Facility, thereby fulfilling the Company's covenant requirements with respect to the Agecroft transaction.

       The Senior Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company's fiscal year-end, subject to an additional five-day grace period. Due to the Company's attempts to close the securitization of the Agecroft facility, the Company did not provide the audited financial statements within the required time period. However, in April 2001, the Company obtained a waiver from the lenders under the Senior Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company's $41.1 million convertible subordinated notes. As previously described above, the Company also obtained waivers from the lenders under the Senior Bank Credit Facility during the third quarter of 2001 to permit the settlement of the Fortress/Blackstone litigation and to pay a one-time dividend with respect to the Series A Preferred Stock.

       The Senior Bank Credit Facility required the Company to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Senior Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds to the Company of at least $100.0 million:

              - an offering of the Company's common stock through the distribution of rights to the Company's existing stockholders;
              - any other offering of the Company's common stock or certain types of the Company's preferred stock;
              - issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Senior Bank Credit Facility; or

              - certain types of asset sales by the Company, including the sale-leaseback of the Company's corporate headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

       The Senior Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. The Company had considered a distribution of rights to purchase common or preferred stock to the Company's existing stockholders, or an equity investment in the Company from an outside investor. However, the Company determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which the Company has already contractually agreed to issue, including primarily the issuance of shares of the Company's common stock in connection with the settlement of the Company's stockholder litigation, as more fully discussed in Note
       7. Further, as a result of the Company's restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of the Company's 2000 financial statements and the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission (the "SEC") on April 17, 2001, the Company was unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if the Company had been able to negotiate a public or private sale of its equity securities on commercially reasonable terms, the Company's inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of the Company's equity securities likely would have included a requirement that the Company register with the SEC the resale of the Company's securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that the Company would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of its securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

       Although the Company would technically have been able to file a registration statement with the SEC following April 17, 2001, the Company believes that various market factors, including the depressed market price of the Company's common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain the Company's continued New York Stock Exchange ("NYSE") listing, and the uncertainty regarding the Company's maturity of the revolving loans under the Senior Bank Credit Facility, made the issuance of additional equity or debt securities commercially unreasonable.

       Because the issuance of additional equity or debt securities was deemed unreasonable, the Company determined that the sale of assets represented the most effective means by which the Company could satisfy the covenant. During the first and second quarters of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million and its Pamlico Correctional Facility for approximately $24.1 million, respectively. Subsequent to the third quarter of 2001, the Company completed the sale of its Southern Nevada Women's Correctional Facility for approximately $24.1 million and is actively pursuing the sales of additional assets. As a result of the foregoing, the Company believes it has demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001; however, there can be no assurance that the lenders under the Senior Bank Credit Facility concur with the Company's position that it has used commercially reasonable efforts in its satisfaction of this covenant.

       The revolving loan portion of the Senior Bank Credit Facility (of which $280.4 million was outstanding as of September 30, 2001) matures on January 1, 2002, and is therefore classified on the accompanying balance sheet as a current liability at September 30, 2001. As part of management's plans to improve the Company's financial position and address the January 1, 2002 maturity of portions of the debt under the Senior Bank Credit Facility, during the fourth quarter of 2000 management committed to a plan of disposal for certain long-lived assets. During 2001, the Company has paid-down approximately $138.7 million against the Senior Bank Credit Facility through the sale of such assets. Additionally, the Company is currently holding assets for sale with an aggregate carrying value of $46.4 million. Management expects to use anticipated proceeds from any future asset sales to pay-down additional amounts outstanding under the Senior Bank Credit Facility.

       The Company believes that utilizing sale proceeds to pay-down debt and the generation of $105.4 million of operating income during the first nine months of 2001 have improved its leverage ratios and overall financial position, improving its ability to renew and refinance maturing indebtedness, including primarily the Company's revolving loans under the Senior Bank Credit Facility. Management is currently pursuing an amendment and extension of the Senior Bank Credit Facility, which would effectively extend the maturity of the revolving loans outstanding under the Senior Bank Credit Facility to December 31, 2002 and permit the reinstatement of the Series A Preferred Stock dividend, including the payment of those dividends in arrears. Management believes that a reinstatement of the Series A Preferred Stock dividend, including those dividends in arrears, will result in an improvement in the Company's credit rating, positioning the Company for a more favorable refinancing than if the dividends remained in arrears. Management believes that given the current market conditions and the Company's projected operating results, it is in the Company's best interest to extend the maturity of the revolving loans under the Senior Bank Credit Facility from January 1, 2002 to December 31, 2002 to coincide with the maturity of the term loans under the Senior Bank Credit Facility. In addition, the Company is seeking, and currently expects to complete, a comprehensive refinancing of the Senior Bank Credit Facility during 2002. However, there can be no assurance that the Company will be able to extend its debt obligation maturing January 1, 2002 on commercially reasonable or any other terms. The Company does not currently have sufficient working capital or any other ability to satisfy the debt obligation maturing January 1, 2002. Additionally, there can be no assurance that the lenders will agree to a reinstatement of the Series A Preferred Stock dividend, including the payment of those dividends in arrears, or that if the dividend is reinstated, that the Company's credit rating will improve. Further, even if the Company is successful in obtaining an amendment and extension of the revolving loans maturing January 1, 2002, there can be no assurance that the Company will be successful in completing a comprehensive refinancing of the Senior Bank Credit Facility due December 31, 2002.

       Based on the Company's current credit rating, the current interest rate applicable to the Senior Bank Credit Facility as of September 30, 2001 is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate ("LIBOR") for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates were subject to an increase of 25 basis points (0.25%) on July 1, 2001 if the Company had not prepaid $100.0 million of the outstanding loans under the Senior Bank Credit Facility, and are subject to an increase of 50 basis points (0.50%) from these rates on October 1, 2001 if the Company has not prepaid an aggregate of $200.0 million of the outstanding loans under the Senior Bank Credit Facility. The Company satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Senior Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, and through the lump sum pay-down of $35.0 million of outstanding loans under the Senior Bank Credit Facility with cash on hand. The Company has not, however, satisfied the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Senior Bank Credit Facility. As discussed herein, the Company sold its Southern Nevada Women's Correctional Facility for approximately $24.1 million subsequent to September 30, 2001 and is actively pursuing the sales of additional assets. The interest rate will continue to be subject to an increase of 50 basis points (0.50%) from the interest rates at September 30, 2001 until the earlier of such time as the Company prepays $200.0 million of outstanding loans under the Senior Bank Credit Facility in satisfaction of this condition or the Senior Bank Credit Facility is amended and extended in a manner that removes this provision. As discussed herein, management is currently seeking to obtain an amendment and extension to the Senior Bank Credit Facility during the fourth quarter of 2001. Management anticipates that the provision associated with the 50 basis point increase would be removed under the terms of any such amendment and extension. However, based on current market conditions, management currently expects the spread over LIBOR under terms of an amendment and extension to exceed the current spread over LIBOR for the revolving portion of the Senior Bank Credit Facility until a comprehensive refinancing of the Senior Bank Credit Facility can be completed.

       The Company believes that it is currently in compliance with the terms of the debt covenants contained in the Senior Bank Credit Facility. Further, the Company believes its operating plans and related projections are achievable and, subject to the foregoing discussion regarding the "capital raising event" covenant (as described herein), will allow the Company to remain in compliance with its debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results, and there can be no assurance that the Company will remain in compliance with its debt covenants or that, if the Company defaults under any of its debt covenants, the Company will be able to obtain additional waivers or amendments.

       Due to certain cross-default provisions contained in certain of the Company's debt instruments, if the Company were to be in default under the Senior Bank Credit Facility and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate the Company's obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company's $100.0 million senior notes and the Company's aggregate $71.1 million convertible subordinated notes, which would have a material adverse effect on the Company's liquidity and financial position. Additionally, under the Company's $41.1 million convertible subordinated notes, even if the lenders under the Senior Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $41.1 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company's outstanding indebtedness.

       $41.1 MILLION CONVERTIBLE SUBORDINATED NOTES

       During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to $40.0 million in convertible subordinated notes due December 2008 and, as described below, the $1.1 million convertible subordinated notes issued in June 2000, in satisfaction of outstanding interest upon the $40.0 million notes (collectively, the "$41.1 Million Convertible Subordinated Notes"). The notes bear interest at 10%, payable semi-annually. In addition, due to the events of default, the Company is obligated to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.5% rate of return, unless the holders of the notes elect to convert the notes into the Company's common stock prior to December 31, 2003, or if other contingencies are met, under terms of the note purchase agreement. The existing and potential events of default arose as a result of the Company's financial condition and a "change of control" arising from the Company's execution of certain securities purchase agreements with respect to the restructuring proposed in 1999 and 2000 led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group ("Fortress/Blackstone"), and a similar restructuring subsequently proposed by Pacific Life Insurance Company.

       In order to address the events of default discussed above, on June 30, 2000, the Company and MDP Ventures IV LLC, and other affiliated purchasers of the notes (collectively, "MDP"), executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company's common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. The waiver and amendment to the note purchase agreement also provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $11.90, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 7, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90, the $40.0 million convertible subordinated notes are convertible into approximately 3.4 million shares of the Company's common stock. The price and shares have been adjusted in connection with the completion of the reverse stock split.

       In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes are currently convertible, at an adjusted conversion price of $11.90, into approximately an additional 92,000 shares of the Company's common stock. The price and shares have been adjusted in connection with the completion of the reverse stock split. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $41.1 Million Convertible Subordinated Notes.

       Under the terms of the registration rights agreement between the Company and the holders of the $41.1 Million Convertible Subordinated Notes, the Company is required to use its best efforts to file and maintain with the SEC an effective shelf registration statement covering the future sale by the holders of the shares of common stock to be issued upon conversion of the notes. As a result of the completion of the Restructuring, as previously discussed herein, the Company was unable to file such a registration statement with the SEC prior to the filing of the Company's Form 10-K with the SEC on April 17, 2001. Following the filing of the Company's Form 10-K, the Company commenced negotiations with MDP with respect to an amendment to the registration rights agreement to defer the Company's obligations to use its best efforts to file and maintain the registration statement. MDP later informed the Company that it would not complete such an amendment. As a result, the Company completed and filed a shelf registration statement with the SEC on September 13, 2001, which became effective on September 26, 2001, in compliance with this covenant.

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

       The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of a waiver and amendment to the note purchase agreement governing the notes, the distribution of the Company's Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company's common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 7, does cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company's common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company's common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. The Company currently estimates that the $30.0 Million Convertible Subordinated Notes will be convertible into approximately 3.4 million shares of the Company's common stock once all of the shares under the stockholder litigation settlement have been issued. The price and shares have been adjusted in connection with the completion of the reverse stock split.

6.     EARNINGS (LOSS) PER SHARE

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income
       (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted stock plans, and stock options and warrants.

       The Company's restricted stock, stock options, and warrants were convertible into 0.8 million and 0.5 million shares for each of the three and nine months ended September 30, 2001, respectively, using the treasury stock method. The Company's convertible subordinated notes were convertible into 6.8 million shares for each of the three and nine months ended September 30, 2001, using the if-converted method. For the three and nine months ended September 30, 2000, the Company's stock options and warrants were convertible into 284 and 1,620 shares, respectively, (on a post-reverse stock split basis), using the treasury stock method. The Company's convertible subordinated notes were convertible into 6.2 million shares (on a post-reverse stock split basis) for the three and nine months ended September 30, 2000, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000, as the effect of their inclusion was anti-dilutive.

       The Company has entered into definitive settlement agreements regarding the settlement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers (as further discussed in Note 7). In February 2001, the Company obtained final court approval of the definitive settlement agreements. Pursuant to terms of the settlement, among other consideration, the Company will issue to the plaintiffs and their counsel an aggregate of 4.7 million shares of common stock, as adjusted for the reverse stock split. As of September 30, 2001, the Company had issued approximately 1.6 million shares under the terms of the settlement. The issuance of these shares and the issuance of the remaining shares under terms of the settlement agreement, which is currently expected to occur in the first or second quarter of 2002, increases the denominator used in the earnings per share calculation, thereby reducing the net income
       (loss) per common share of the Company.

7.     COMMITMENTS AND CONTINGENCIES

       LITIGATION

       During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the "global" settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the proposed corporate restructurings led by the Fortress/Blackstone investment group and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company will issue or pay to the plaintiffs (and their respective legal counsel) in the actions: (i) an aggregate of
       4.7 million shares of the Company's common stock, as adjusted for the reverse stock split; (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

       The promissory note, which is expected to be issued at the same time the remaining shares under the settlement agreement are issued, will be due January 2, 2009, and will accrue interest at a rate of 8.0% per year. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock price meets or exceeds a "termination price" equal to $16.30 per share for any fifteen consecutive trading days following the note's issuance and prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. The Company accrued the estimated obligation of approximately $75.4 million associated with the stockholder litigation during the third quarter of 2000.

       As of September 30, 2001, the Company had paid a portion of the insurance proceeds and had issued 1.6 million shares under terms of the settlement to plaintiffs' counsel in the actions, as adjusted for the reverse stock split. The Company has been advised by the settlement claims processing agent that the remaining 3.1 million settlement shares, and therefore the promissory note, will be issued in the first or second quarter of 2002.

       On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C.
       v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United

       States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement related to the Company's proposed corporate restructuring led by the Fortress/Blackstone investment group. The complaint alleged that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asked for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief. During August 2001, the Company and plaintiffs entered into a definitive agreement to settle this litigation. Under terms of the agreement, the Company made a cash payment of $15.0 million to the plaintiffs in full settlement of all claims. During 2000, the Company recorded an accrual reflecting the estimated liability of this matter.

       On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act, including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the "ESOP") in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transaction, and otherwise. The plaintiffs were seeking damages in excess of $30.0 million plus prejudgment interest and attorneys' fees. The Company has entered into a definitive agreement with the plaintiffs to settle their claims against the Company, subject to court approval. There can be no assurance, however, that the settlement will be approved by the court. During 2000, the Company recorded an accrual reflecting the estimated liability of this matter.

       Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. These suits claim unspecified compensatory and punitive damages, as well as certain statutory costs. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys' fees. However, during the second quarter of 2001, the Company reached an agreement in principle with all plaintiffs to settle their asserted and unasserted claims against the Company, and the Company subsequently executed a definitive settlement agreement which was approved by the court with the full settlement funded by insurance.

       In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company's inmate transportation subsidiary, TransCor America, LLC ("TransCor"). The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. Discovery and case preparation are ongoing. Both former employees are subject to pending criminal charges in Houston, Harris County, Texas; one has pleaded guilty to a criminal civil rights violation, and the other was recently convicted of sexual assault. The plaintiffs have previously submitted a settlement demand exceeding $20.0 million. TransCor is defending this action vigorously. The Company expects that a portion of any liabilities resulting from this litigation will be covered by liability insurance. The insurance carrier for the Company and TransCor, however, indicated during the first quarter of 2001 that, under Tennessee law, it will not be responsible for any punitive damages. During the second quarter of 2001, the carrier filed a declaratory judgment action in federal court in Houston, in which the carrier asserts, among other things, that there is no coverage under Texas law for the underlying events. The Company has recorded an accrual reflecting management's best estimate of the ultimate outcome of this matter based on consultation with legal counsel. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by the Company, such liability would have a material adverse effect upon the business or financial position of TransCor and, potentially, the Company and its other subsidiaries.

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

       OTHER COMMITMENTS

       The Company received an invoice, dated October 25, 2000, from Merrill Lynch for $8.1 million for services as the Company's financial advisor in connection with the Restructuring. Prior to their termination in the third quarter of 2000, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claimed that the merger between Operating Company and the Company constituted a "restructuring transaction," which Merrill Lynch further contended triggered certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. In July 2001, Merrill Lynch agreed to accept payment of $3.0 million over a one year period in full and complete satisfaction of the invoice. As of September 30, 2001, the Company had paid $1.0 million to Merrill Lynch in partial satisfaction of this obligation.

       DISTRIBUTIONS

       Under the current terms of the Senior Bank Credit Facility, the Company is prohibited from declaring or paying any dividends with respect to the Company's currently outstanding Series A Preferred Stock until such time as the Company has raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of the Company's charter until such time as payment of such dividends is permitted under the

       Senior Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first, second and third quarters of 2001 have been accrued as of September 30, 2001. Under the terms of the Company's charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to the Company's board of directors. After obtaining a waiver and consent from the lenders under the Senior Bank Credit Facility, on September 28, 2001, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock, which was paid October 15, 2001. Under terms of the Company's charter, the dividend payment was credited against the first quarter of previously accrued and unpaid dividends on the shares. As consideration for the waiver and consent, $5.0 million of cash on hand was used to pay-down the Senior Bank Credit Facility on October 1, 2001. Based on the remaining accrued and unpaid dividends, however, the failure to pay dividends for the fourth quarter of 2001 will result in the ability of the holders of the Series A Preferred Stock to elect two additional directors to the Company's board of directors.

       Management currently believes that reinstating the payment of dividends on the Series A Preferred Stock is in the best interest of the Company and its stockholders for a variety of reasons, including the fact that management believes such reinstatement would: (i) enhance the Company's credit rating and thus its ability to refinance or renew its debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on the Company's board of directors; and (iii) restore the Company's eligibility to use Form S-3 under the rules of the SEC in connection with the registration of the Company's securities in future offerings. Accordingly, as discussed in
       Note 5, the Company is actively pursuing an amendment and extension of the Senior Bank Credit Facility that would permit the reinstatement of the Series A Preferred Stock dividend and the payment of those dividends in arrears. Management is seeking to obtain such amendment and extension of the revolving loan portion of the Senior Bank Credit Facility prior to the maturity of the revolving loan portion of the facility which matures on January 1, 2002. No assurance can be given, however, that the amendment and extension will be obtained, or that the lenders will agree to a reinstatement, and that as a result, if and when the Company will commence the regular payment of cash dividends on its shares of Series A Preferred Stock.

       In the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors of the Company at a special meeting called by the holders of record of at least 20% of the shares of Series A Preferred Stock. If a special meeting is not called, the holders of the Series A Preferred Stock on the record date of the Company's next annual meeting of stockholders will be entitled to vote for two additional directors of the Company at the next annual meeting, and at such subsequent annual meeting until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

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

       In accordance with the terms of the Senior Bank Credit Facility, the Company entered into certain swap arrangements in order to hedge the variable interest rate associated with portions of the debt. The swap arrangements fix LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2001 and at least $200.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense.

       On January 1, 2001, the Company adopted SFAS 133, as amended, and reflected in earnings the change in the estimated fair value of the interest rate swap agreement during the first quarter of 2001. The Company estimates the fair value of its interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. As of September 30, 2001, due to a reduction in interest rates since entering the swap agreement, the interest rate swap agreement had a negative fair value of $15.1 million. This negative fair value consists of a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001 reflected in other comprehensive income (loss) during the first quarter of 2001 and a decrease in the fair value of the swap agreement of $10.1 million reflected in earnings for the nine months ended September 30, 2001.

       In accordance with SFAS 133, as amended, the Company recorded a $11.9 million non-cash charge for the change in fair value of derivative instruments for the nine months ended September 30, 2001, which includes $1.9 million for amortization of the transition adjustment. The unamortized transition adjustment at September 30, 2001 of $3.1 million is expected to be reclassified into earnings as a non-cash charge, along with a corresponding increase to stockholders' equity through accumulated comprehensive income, over the remaining term of the swap agreement. The non-cash charge that will be reclassified into earnings during 2001 is expected to be approximately $2.5 million. The non-cash charge of $11.9 million for the nine months ended September 30, 2001 is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Senior Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

       The ultimate liability relating to the $29.0 million promissory note and related interest is expected to be determined on the future issuance date and thereafter, based upon fluctuations in the Company's common stock price. Pursuant to the terms of the settlement, the note and accrued interest may be extinguished if the Company's common stock price meets or exceeds a "termination price" equal to $16.30 per share for any fifteen consecutive trading days following the note's issuance and prior to the maturity date of the note. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. If the promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings, the change in the estimated fair value of the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the stockholder litigation in the accompanying condensed consolidated balance sheet as of September 30, 2001, the issuance of the note is currently expected to have a favorable impact on the Company's consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company's stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the promissory note is determined.

9.     SEGMENT REPORTING

       As of September 30, 2001, the Company owned and managed 36 correctional and detention facilities, and managed 28 correctional and detention facilities it does not own. During the second quarter of 2001, management began viewing the Company's operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company's 2000 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility's operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company's facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as two operating segments.

       The revenue and facility contribution for the reportable segments and a reconciliation to the Company's operating income (loss) is as follows for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands). Intangible assets are not included in each segment's reportable assets and the amortization of intangible assets is not included in the determination of a segment's facility contribution:

                                            CONSOLIDATED      Combined     CONSOLIDATED      Combined
                                            THREE MONTHS    Three Months    NINE MONTHS     Nine Months
                                                ENDED          Ended           ENDED           Ended
                                            SEPTEMBER 30,   September 30,   SEPTEMBER  30,  September 30,
                                                 2001           2000            2001           2000
                                              ---------       --------       ---------       --------

        Revenue:
           Owned and managed                  $ 156,418       $     --       $ 467,668       $     --
           Managed-only                          86,355         26,066         248,274         26,066
                                              ---------       --------       ---------       --------
        Total management revenue                242,773         26,066         715,942         26,066
                                              ---------       --------       ---------       --------

        Operating expenses:
           Owned and managed                    116,251             --         351,689             --
           Managed-only                          68,632         21,484         199,140         21,484
                                              ---------       --------       ---------       --------
        Total operating expenses                184,883         21,484         550,829         21,484
                                              ---------       --------       ---------       --------

        Facility contribution:
           Owned and managed                     40,167             --         115,979             --
           Managed-only                          17,723          4,582          49,134          4,582
                                              ---------       --------       ---------       --------
        Total facility contribution              57,890          4,582         165,113          4,582
                                              ---------       --------       ---------       --------

        Other revenue (expense):
           Rental and other revenue               5,415         17,788          18,353         45,956
           Other operating expense               (4,669)          (207)        (12,559)          (207)
           General and administrative            (8,431)        (9,024)        (25,465)       (43,764)
           Lease                                     --           (256)             --           (256)
           Depreciation and amortization        (14,211)       (15,439)        (40,088)       (41,770)
           Licensing fees to
             Operating Company                       --           (501)             --           (501)
           Administrative service fee to
             Operating Company                       --           (900)             --           (900)
           Write-off of amounts under
             lease arrangements                      --         (3,504)             --        (11,920)
           Impairment loss                           --        (19,239)             --        (19,239)
                                              ---------       --------       ---------       --------
        Operating income (loss)               $  35,994       $(26,700)      $ 105,354       $(68,019)
                                              =========       ========       =========       ========

                                   SEPTEMBER 30, 2001        December 31, 2000
                                   ------------------        -----------------
       Assets:
          Owned and managed            $1,574,279                $1,564,279
          Managed-only                     93,887                    84,397
          Corporate and other             332,538                   528,316
                                       ----------                ----------
       Total assets                    $2,000,704                $2,176,992
                                       ==========                ==========

10.    SUPPLEMENTAL CASH FLOW DISCLOSURE

       During the nine months ended September 30, 2001, the Company issued 1.6 million shares of common stock in partial satisfaction of the stockholder litigation discussed in Note 7, as adjusted for the reverse stock split. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by, $15.9 million. Also during the nine months ended September 30, 2001, the Company issued $8.1 million of Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date. Finally, during the third quarter of 2001, the Company issued 0.2 million shares of Series B Preferred Stock under the terms of the Company's 2001 Series B Preferred Stock Restricted Stock Plan.

11.    PRO FORMA INFORMATION

       The following unaudited pro forma operating information presents a summary of comparable results of combined operations of the Company, Operating Company, PMSI and JJFMSI for the nine months ended September 30, 2000 as if the Operating Company Merger and acquisitions of PMSI and JJFMSI had collectively occurred as of the beginning of the period presented. The unaudited information includes the dilutive effects of the Company's common stock issued in the Operating Company Merger and the acquisitions of PMSI and JJFMSI as well as the amortization of the intangibles recorded in the Operating Company Merger and the acquisition of PMSI and JJFMSI, but excludes: (i) transactions or the effects of transactions between the Company, Operating Company, PMSI and JJFMSI including rental payments, licensing fees, administrative service fees and tenant incentive fees; (ii) the Company's write-off of amounts under lease arrangements; (iii) the Company's recognition of deferred gains on sales of contracts; (iv) the Company's recognition of equity in earnings or losses of Operating Company, PMSI and JJFMSI; (v) non-recurring merger costs expensed by the Company; (vi) strategic investor fees expensed by the Company; and (vii) the Company's provisions for changes in tax status in 2000. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company's results of operations actually would have been had the Operating Company Merger and acquisitions of PMSI and JJFMSI, in fact, collectively occurred at the beginning of the period presented.

                                                                        PRO FORMA FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2000
                                                                       ------------------------------------
                                                                       (unaudited and amounts in thousands,
                                                                             except per share amounts)

           Revenue                                                                   $ 653,424
           Operating income                                                          $  16,071
           Net loss available to common stockholders                                 $(178,447)
           Net loss per common share:
               Basic                                                                 $  (12.76)
               Diluted                                                               $  (12.76)


       The unaudited pro forma information presented above does not include adjustments to reflect the dilutive effects of the fourth quarter of 2000 conversion of the Company's Series B Preferred Stock into approximately
       9.5 million shares of the Company's common stock (on a post-reverse stock split basis) as if those conversions occurred at the beginning of the period presented. Additionally, the unaudited pro forma information does not include the dilutive effects of the Company's potentially issuable common shares such as convertible debt and equity securities, restricted stock, stock options and warrants as the provisions of SFAS 128 prohibit the inclusion of the effects of potentially issuable shares in periods that a company reports losses from continuing operations. The unaudited pro forma information also does not include the dilutive effects of the issuance of an aggregate of 4.7 million shares of the Company's common stock to be issued in connection with the settlement of the Company's stockholder litigation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

       This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation. In addition, as a result of our operation so as to preserve our ability to qualify as a REIT for the year ended December 31, 1999, we are also currently subject to certain tax related risks. We are also subject to risks and uncertainties associated with the demands placed on our capital and liquidity associated with our current capital structure. We have disclosed such risks in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and

       Exchange Commission on April 17, 2001 (File No. 0-25245). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

       OVERVIEW

       THE COMPANY

       We were formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following the mergers of the former Corrections Corporation of America, a Tennessee Corporation referred to herein as Old CCA, on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust referred to herein as Old Prison Realty, on January 1, 1999 with and into the Company, which are collectively referred to herein as the 1999 merger. As more fully discussed in our 2000 Form 10-K, effective October 1, 2000, we completed a series of previously announced restructuring transactions. As part of the restructuring, our primary tenant, Corrections Corporation of America, a privately-held Tennessee corporation formerly known as Correctional Management Services Corporation, referred to herein as Operating Company, was merged with and into our wholly-owned operating subsidiary on October 1, 2000. This merger is referred to herein as the Operating Company merger. In connection with the restructuring and the Operating Company merger, we amended our charter to, among other things, remove provisions relating to our operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with our 2000 taxable year and change our name to "Corrections Corporation of America." As more fully discussed in our 2000 Form 10-K, effective December 1, 2000, each of the service companies, known herein individually as Prison Management Services Inc., or PMSI, and Juvenile and Jail Facility Management Services, Inc., or JJFMSI, also merged with and into our wholly-owned operating subsidiary.

       As the result of the Operating Company merger and the acquisitions of PMSI and JJFMSI, we now specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, each of our facilities offers a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. We also provide health care (including medical, dental and psychiatric services), institutional food services and work and recreational programs.

       We believe the comparison between the results of operations for the three and nine months ended September 30, 2001 and the results of operations for the three and nine months ended September 30, 2000 are not meaningful because for the prior year quarters (and through September 30, 2000) the financial condition, results of operations and cash flows include real estate activities between the Company and Operating Company during a period of severe liquidity problems, and as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, our financial condition and results of operations as of and for the three and nine months ended

       September 30, 2001 include the operations of PMSI and JJFSMI as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in PMSI and JJFMSI were accounted for and presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in PMSI and JJFMSI were accounted for on a combined basis with the results of our operations due to the repurchase by the wholly-owned subsidiaries of PMSI and JJFMSI of the non-management, outside stockholders' equity interest in PMSI and JJFMSI during September 2000.

       Prior to the Operating Company merger, we had accounted for our 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, we had not recognized any income or loss related to our stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company merger, our financial statements have been restated to recognize our 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".

       Since the 1999 merger and through September 30, 2000, we specialized in acquiring, developing and owning correctional and detention facilities. Operating Company was a private prison management company that operated and managed the substantial majority of the facilities we owned. As a result of the 1999 merger and certain contractual relationships with Operating Company, we were dependent on Operating Company for a significant source of our income. In addition, we were obligated to pay Operating Company for services rendered to us in the development of our correctional and detention facilities. As a result of certain liquidity issues, we amended our contractual agreements with Operating Company during the first three quarters of 2000. A more complete description of the historical contractual relationships and amendments are more fully described in our 2000 Form 10-K.

       As required by our governing instruments, we operated and elected to be taxed as a REIT for federal income tax purposes with respect to our taxable year ended December 31, 1999. In connection with the completion of the restructuring, on September 12, 2000, our stockholders approved an amendment to our charter to remove the requirement that we elect to be taxed and qualify as a REIT for federal income tax purposes commencing with our 2000 taxable year. Accordingly, with respect to our taxable year ended December 31, 2000 and thereafter, we have operated and are taxed as a subchapter C corporation.

       LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

       As of September 30, 2001, our liquidity was provided by cash on hand of approximately $33.4 million and $50.0 million available under a revolving credit facility with a $50.0 million capacity which was assumed in connection with the Operating Company merger. During the nine months ended September 30, 2001, we generated $58.3 million in cash through operating activities. As of September 30, 2001, we had a net working capital deficiency of $276.7 million. Contributing to the net working capital deficiency was an accrual at September 30,

       2001 of $59.5 million related to the settlement of our stockholder litigation (which is expected to be satisfied through the remaining issuance of 3.1 million shares of common stock and the issuance of a $29.0 million note payable due in 2009) and the classification of our $280.4 million revolving credit facility under our $1.0 billion senior secured bank credit facility, referred to herein as the Senior Bank Credit Facility, which matures on January 1, 2002, as current. As of September 30, 2001, we had issued 1.6 million shares (out of the aggregate of approximately 4.7 million shares) under terms of our stockholder litigation settlement to plaintiffs' counsel in the actions, as adjusted for the reverse stock split. We currently expect the issuance of the note to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the promissory note is determined. We have been advised by the settlement claims processing agent that the remaining settlement shares, and therefore the promissory note, will be issued in the first or second quarter of 2002.

       Our principal capital requirements are for working capital, capital expenditures and debt maturities. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances, net cash provided by operations, and borrowings under the Operating Company revolving credit facility. We currently expect to be able to meet our cash expenditure requirements and extend or refinance our debt maturities, including primarily the revolving credit facility under the Senior Bank Credit Facility, due within the next year. However, there can be no assurance that we will be able to extend or refinance such debt. If we are unable to extend or refinance the debt maturity on January 1, 2002, we currently do not have sufficient working capital or any other ability to satisfy this obligation.

       As a result of our current financial condition, including: (i) the revolving loans under the Senior Bank Credit Facility maturing January 1, 2002; (ii) our negative working capital position; and (iii) our highly leveraged capital structure, we are evaluating our current capital structure, including the consideration of various potential transactions that could improve our financial position.

       Following the completion of the Operating Company merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, our new management conducted strategic assessments; developed a strategic operating plan to improve our financial position; developed revised projections for 2001; evaluated the utilization of existing facilities, projects under development and excess land parcels; and identified certain non-strategic assets for sale. During the first quarter of 2001, we completed the sale of one of these assets, a facility located in North Carolina, for a sales price of approximately $24.9 million. During the second quarter of 2001, we completed the sale of our interest in our Agecroft facility located in Salford, England, for a sales price of approximately $65.7 million, and an additional facility located in North Carolina for a sales price of approximately $24.1 million, improving our leverage ratios and providing us with additional liquidity. Subsequent to September 30, 2001, we also completed the sale of a facility located in Nevada for a sales price of approximately $24.1 million. The net proceeds from these sales were used to pay-down outstanding balances under the Senior Bank Credit Facility. During the fourth quarter of 2000, we completed the sale of our interest in two international subsidiaries, an Australian corporation, Corrections Corporation of Australia Pty., Ltd., and a company incorporated in England and Wales, U.K.

       Detention Services Limited, for an aggregate sales price of $6.4 million. As a result of these sales, we own only correctional and detention facilities located in the United States and its Territories.

       During the first and second quarters of 2001, we obtained amendments to the Senior Bank Credit Facility to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods, to permit the issuance of indebtedness in partial satisfaction of our obligations in the stockholder litigation settlement, and to change the consummation date for securitizing the lease payments (or other similar transaction) related to our Agecroft facility. Also, during the first quarter of 2001, we amended the provisions of the note purchase agreement governing our $30.0 million convertible subordinated notes to replace previously existing financial covenants in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

       We also have certain non-financial covenants that must be met in order to remain in compliance with our debt agreements. Our Senior Bank Credit Facility contained a non-financial covenant that required us to consummate the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility by March 31, 2001. The Agecroft transaction did not close by the required date. However, the covenant allowed for a 30-day grace period during which the lenders under the Senior Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, we closed the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties Inc., one of our wholly-owned subsidiaries, thereby fulfilling our covenant requirements with respect to the Agecroft transaction.

       The Senior Bank Credit Facility also contains a non-financial covenant requiring us to provide the lenders with audited financial statements within 90 days of our fiscal year-end, subject to an additional five-day grace period. Due to our attempts to close the sale of Agecroft, we did not provide the audited financial statements within the required time period. However, in April 2001, the lenders waived this financial reporting requirement. This waiver also cured the resulting cross-default under our $41.1 million convertible subordinated notes.

       The Senior Bank Credit Facility also required us to use commercially reasonable efforts to complete a "capital raising event" on or before June 30, 2001. A "capital raising event" is defined in the Senior Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds of at least $100.0 million:

              - an offering of our common stock through the distribution of rights to our existing stockholders;
              - any other offering of our common stock or certain types of our preferred stock;
              - issuances of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Senior Bank Credit Facility; or
              - certain types of asset sales, including the sale-leaseback of our corporate headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

       The Senior Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. We had considered a distribution of rights to purchase common or preferred stock to our existing stockholders, or an equity investment from an outside investor. However, we determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which we have already contractually agreed to issue, including primarily the issuance of shares of our common stock in connection with the settlement of our stockholder litigation. Further, as a result of our restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of our 2000 financial statements and the filing of our annual report on Form 10-K for the year ended December 31, 2000 with the SEC on April 17, 2001, we were unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if we had been able to negotiate a public or private sale of our equity securities on commercially reasonable terms, our inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of our equity securities likely would have included a requirement that we register with the SEC the resale of our securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that we would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of our securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

       Although we would technically have been able to file a registration statement with the SEC following April 17, 2001, we believe that various market factors, including the depressed market price of our common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain our continued NYSE listing, and the uncertainty regarding the maturity of the revolving loans under the Senior Bank Credit Facility, made the issuance of additional equity or debt securities commercially unreasonable.

       Because the issuance of additional equity or debt securities was deemed unreasonable, we determined that the sale of assets represented the most effective means by which we could satisfy the covenant. As discussed above, during the first and second quarters of 2001, we completed the sale of our Mountain View Correctional Facility for approximately $24.9 million and our Pamlico Correctional Facility for approximately $24.1 million, respectively. Subsequent to the third quarter of 2001, we completed the sale of our Southern Nevada Women's Correctional Facility for approximately $24.1 million, and are actively pursuing the sales of additional assets. As a result of the foregoing, we believe we have demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001; however, there can be no assurance that the lenders under the Senior Bank Credit Facility concur with our position that we have used commercially reasonable efforts in the satisfaction of this covenant.

       As part of our plans to improve the financial position and address the January 1, 2002 maturity of portions of the debt under the Senior Bank Credit Facility, during the fourth quarter of 2000, we committed to a plan of disposal for certain additional long-lived assets. During 2001, we have paid-down approximately $138.7 million against the Senior Bank Credit Facility through the sale of such assets. Additionally, we are currently holding assets for sale with an aggregate carrying value of $46.4 million. We expect to use anticipated proceeds from any future asset sales to pay-down additional amounts outstanding under the Senior Bank Credit Facility. We believe that utilizing sale proceeds to pay-down debt and the generation of $105.4 million of operating income during the first nine months of 2001 have improved our leverage ratios and overall financial position, improving our ability to renew and refinance maturing indebtedness, including primarily our revolving loans under the Senior Bank Credit Facility. We are currently pursuing an amendment and extension of the Senior Bank Credit Facility, which would effectively extend the maturity of the revolving loans outstanding under the Senior Bank Credit Facility to December 31, 2002 and permit the reinstatement of the Series A Preferred Stock dividend, including the payment of those dividends in arrears. We believe that a reinstatement of the Series A Preferred Stock dividend, including those dividends in arrears, will result in an improvement in our credit rating, positioning ourselves for a more favorable refinancing than if the dividends remained in arrears. We believe that given the current market conditions and our projected operating results, it is in our best interest to extend the maturity of the revolving loans under the Senior Bank Credit Facility from January 1, 2002 to December 31, 2002 to coincide with the maturity of the term loans under the Senior Bank Credit Facility. In addition, we are seeking, and currently expect to complete, a comprehensive refinancing of the Senior Bank Credit Facility during 2002. However, there can be no assurance that we will be able to extend our debt obligation maturing January 1, 2002 on commercially reasonable or any other terms. The Company does not currently have sufficient working capital or any other ability to satisfy the debt obligation maturing January 1, 2002. Additionally, there can be no assurance that the lenders will agree to a reinstatement of the Series A Preferred Stock dividend, including the payment of those dividends in arrears, or that if the dividend is reinstated, that our credit rating will improve. Further, even if we are successful in obtaining an amendment and extension of the revolving loans maturing January 1, 2002, there can be no assurance that we will be successful in completing a comprehensive refinancing of the Senior Bank Credit Facility due December 31, 2002.

       Based on our current credit rating, the current interest rate applicable to the Senior Bank Credit Facility as of September 30, 2001 is 2.75% over the base rate and 4.25% over the London Interbank Offering Rate, or LIBOR, for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates were subject to an increase of 25 basis points (0.25%) on July 1, 2001 if we had not prepaid $100.0 million of the outstanding loans under the Senior Bank Credit Facility, and are subject to an increase of 50 basis points (0.50%) from these rates on October 1, 2001 if we have not prepaid an aggregate of $200.0 million of the outstanding loans under the Senior Bank Credit Facility. We satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Senior Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, and through the lump sum pay-down of $35.0 million of outstanding loans under the Senior Bank Credit Facility with cash on hand. We have not, however, satisfied the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Senior Bank Credit Facility. As discussed herein, we sold our Southern Nevada Women's Correctional Facility for approximately $24.1 million subsequent to September 30, 2001 and are actively pursuing the sales of additional assets. The interest rate will continue to be subject to an increase of 50 basis points (0.50%) from interest rates at September 30, 2001 until the earlier of such time as we prepay $200.0 million of outstanding loans under the Senior Bank Credit Facility in satisfaction of this condition or the Senior Bank Credit Facility is amended and extended in a manner that removes this provision. As discussed herein, we are currently seeking to obtain an amendment and extension to the Senior Bank Credit Facility during the fourth quarter of 2001. We anticipate that the provision associated with the 50 basis point increase would be removed under the terms of any such amendment and extension. However, based on current market conditions, we currently expect the spread over LIBOR to exceed the spread over LIBOR for the revolving portion of the Senior Bank Credit Facility until a comprehensive refinancing of the Senior Bank Credit Facility can be completed.

       We believe that we are currently in compliance with the terms of our debt covenants. Further, we believe our operating plans and related projections are achievable and, subject to the foregoing discussion regarding the "capital raising event" covenant as more fully described in
       Note 5 to the financial statements, will allow us to remain in compliance with our debt covenants during 2001. However, there can be no assurance that the cash flow projections will reflect actual results, and there can be no assurance that we will remain in compliance with our debt covenants or that, if we default under any of our debt covenants, we will be able to obtain additional waivers or amendments.

       Due to certain cross-default provisions contained in certain of our debt instruments, if we were to be in default under the Senior Bank Credit Facility and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate our obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of our $100.0 million senior notes and our aggregate $71.1 million convertible subordinated notes, which would have a material adverse effect on our liquidity and financial position. Additionally, under our $41.1 million convertible subordinated notes, even if the lenders under the Senior Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $41.1 million convertible subordinated notes could require us to repurchase such notes. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a substantial portion of our outstanding indebtedness.

       Under the current terms of the Senior Bank Credit Facility, we are prohibited from declaring or paying any dividends with respect to our currently outstanding Series A Preferred Stock until such time as we have raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of our charter until such time as payment of such dividends is permitted under the Senior Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first, second and third quarters of 2001 have been accrued as of September 30, 2001. Under the terms of our charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to our board of directors. After obtaining a waiver and consent from the lenders under the Senior Bank Credit Facility, on September 28, 2001, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock, which was paid October 15, 2001. Under terms of our charter, the dividend payment was credited against the first quarter of previously accrued and unpaid dividends on the shares. As consideration for the waiver and consent, $5.0 million of cash on hand was used to pay-down the Senior Bank

       Credit Facility on October 1, 2001. Based on the remaining accrued and unpaid dividends, however, the failure to pay dividends for the fourth quarter of 2001 will result in the ability of the holders of the Series A Preferred Stock to elect two additional directors to our board of directors.

       We currently believe that reinstating the payment of the dividends on the Series A Preferred Stock is in the best interest of our stockholders for a variety of reasons, including the fact that such reinstatement would:
       (i) enhance our credit rating and thus our ability to refinance or renew our debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on our board of directors; and (iii) restore our eligibility to use Form S-3 under the rules of the SEC in connection with the registration of our securities in future offerings. Accordingly, as discussed herein, we are actively pursuing an amendment and extension of the Senior Bank Credit Facility that would permit the reinstatement of the Series A Preferred Stock dividend and the payment of those dividends in arrears. We are seeking to obtain such amendment and extension of the revolving portion of the Senior Bank Credit Facility prior to the maturity of the revolving loan portion of the facility which matures on January 1, 2002. No assurance can be given, however, that the amendment and extension will be obtained, or that the lenders will agree to a reinstatement, and that as a result, if and when we will commence the regular payment of cash dividends on our shares of Series A Preferred Stock.

       At our 2000 annual meeting of stockholders held in December 2000, the holders of our common stock approved a reverse stock split of our common stock at a ratio to be determined by the board of directors of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of our common stock at a ratio of one-for-ten, which was effective May 18, 2001. As a result of the reverse stock split, every ten shares of our common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of our common stock. We paid our registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, which was based on the closing price of the common stock on the New York Stock Exchange on May 17, 2001, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated to reflect the reduction in common shares and corresponding increase in per share amounts resulting from the reverse stock split. As of September 30, 2001, we had approximately 25.1 million shares of common stock issued and outstanding on a post-reverse stock split basis.

       OPERATING ACTIVITIES

       Our net cash provided by operating activities for the nine months ended September 30, 2001, was $58.3 million. This amount represents the year-to-date net loss plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including primarily the change in fair value of the interest rate swap agreement. During the nine months of 2001, we received significant tax refunds of approximately $31.3 million, contributing to the net cash provided by operating activities. These refunds, however, were partially offset by the payment of $15.0 million during August 2001 for a full settlement of all claims in a dispute regarding the termination of a securities purchase agreement in 2000 related to the Company's proposed corporate restructuring led by the Fortress/Blackstone investment group.

       INVESTING ACTIVITIES

       Our cash flow provided by investing activities was $112.6 million for the nine months ended September 30, 2001, and was primarily attributable to the proceeds received from the sales of the Mountain View Correctional Facility on March 16, 2001, the Agecroft facility on April 10, 2001, and the Pamlico Correctional Facility, on June 28, 2001.

       FINANCING ACTIVITIES

       Our cash flow used in financing activities was $158.3 million for the nine months ended September 30, 2001. Net payments on debt totaled $157.7 million and primarily represents the net cash proceeds received from the sale of the Mountain View Correctional Facility, the Agecroft facility, and the Pamlico Correctional Facility that were immediately applied to amounts outstanding under the Senior Bank Credit Facility. In addition, during June we paid-down a lump sum of $35.0 million on the Senior Bank Credit Facility with cash on hand.

       LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED
       SEPTEMBER 30, 2000

       A substantial portion of our revenue during the nine months ended September 30, 2000 was derived from: (i) rents received under triple net leases of correctional and detention facilities, including the leases with Operating Company, referred to herein as the Operating Company leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on a $137.0 million promissory note payable to us from Operating Company, referred to herein as the Operating Company note; and (iv) license fees earned under the terms of a trade name use agreement with Operating Company. Operating Company leased 37 of our 46 operating properties pursuant to the Operating Company leases. We, therefore, were dependent for our rental revenue upon Operating Company's ability to make the lease payments required under the Operating Company leases for such facilities. Operating Company had incurred a net loss of $202.9 million as of December 31, 1999 and had net working capital deficiencies. As a result, Operating Company was unable to pay the first scheduled interest payment under the terms of the Operating Company note and the scheduled lease payments to us under the Operating Company leases.

       We incurred a net loss available to common stockholders for the three and nine months ended September 30, 2000 of $261.1 million and $378.5 million, or $22.04 per share and $31.96 per share, respectively, during a period of severe liquidity problems. Our financial condition at December 31, 1999, the inability of Operating Company to make certain of its payment obligations to us, and the actions taken by the Company and Operating Company in attempts to resolve liquidity issues of the Company and Operating Company resulted in a series of defaults under provisions of our debt agreements as of December 31, 1999. The defaults related to our failure to comply with certain financial covenants, the issuance of a going concern opinion qualification with respect to our 1999 financial statements, and certain transactions effected by us, including the execution of a securities purchase agreement in connection with a proposed restructuring led by Pacific Life Insurance Company.

       In June 2000, we obtained a waiver and amendment to the Senior Bank Credit Facility and waivers and amendments to our convertible subordinated notes to permit the Operating Company merger and the amendments to the Operating Company leases and the other contractual arrangements we had with Operating Company. At September 30, 2000, we were not in compliance with certain applicable financial covenants contained in the Senior Bank Credit Facility, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and
       (iv) net worth. We subsequently, however, obtained a consent and amendment, effective November 17, 2000, to the Senior Bank Credit Facility thereby avoiding an event of default under the facility.

       In an effort to address the liquidity needs of Operating Company prior to the completion of the Operating Company merger, and as permitted by the terms of the Senior Bank Credit Facility, the Company and Operating Company amended the terms of the Operating Company leases in June 2000. As a result of this amendment, lease payments under the Operating Company leases were due and payable on June 30 and December 31 of each year, instead of monthly. In addition, the Company and Operating Company agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the Operating Company leases, due June 30, 2000, until September 30, 2000.

       In connection with the amendments to the Operating Company leases, the terms of the Senior Bank Credit Facility also required the deferral of our payment of fees to Operating Company which would otherwise be payable pursuant to the terms of the amended and restated tenant incentive agreement, the business development agreement, and the amended and restated services agreement, as more fully discussed in our 2000 Form 10-K.

       Immediately prior to the Operating Company merger, we entered into agreements with Operating Company pursuant to which we forgave all unpaid amounts due and payable to us through August 31, 2000, totaling approximately $226.1 million, related to the Operating Company leases, the interest due on the unpaid Operating Company leases balances, and the interest accrued on the Operating Company note.

       As a result of the Operating Company merger, the Operating Company leases, the amended and restated tenant incentive agreement, the business development agreement, and the amended and restated services agreement were canceled.

       During the three and nine months ended September 30, 2000, we recognized rental income, net of reserves, from Operating Company based on the actual cash payments received. In addition, we continued to record our obligations to Operating Company under the various agreements discussed above through the effective date of the Operating Company merger.

       CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

       Our cash flow used in operating activities was $58.4 million for the nine months ended September 30, 2000, and represents the year-to-date net loss plus depreciation and amortization and other non-cash charges including primarily deferred and other non-cash income taxes and asset impairment losses, and changes in the various components of working capital. Our cash flow used in investing activities was $49.0 million for the nine months ended September 30, 2000, and primarily represented the construction of several real estate properties. Our cash flow provided by financing activities was $17.4 million for the nine months ended September 30, 2000 and represents net proceeds from debt, net of payments of debt and equity issuance costs, payments of dividends on shares of our Series A Preferred Stock and payments for the purchase of treasury stock of PMSI and JJFMSI.

       RESULTS OF OPERATIONS

       As previously discussed, management does not believe the comparison between the results of operations for the three and nine months ended September 30, 2001 and the results of operations for the same periods in the prior year are meaningful. Please refer to the discussion under the overview of the Company for further information on the comparability of the results of operations between the periods.

       We incurred a net loss available to common stockholders of $5.7 million, or $0.23 per share, and $20.3 million, or $0.84 per share, for the three and nine months ended September 30, 2001, respectively. Contributing to the net losses each period are non-cash charges of $5.7 million and $11.9 million, respectively, related to the change in the estimated fair value of our interest rate swap agreement.

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

       MANAGEMENT AND OTHER REVENUE

       Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities for the three and nine months ended September 30, 2001, totaling $247.1 million and $729.0 million, respectively. Occupancy for our facilities under contract for management was 88.8% and 88.7% for the three and nine months ended September 30, 2001, respectively. During the first quarter of 2001, the State of Georgia began filling two of our facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities.

       During the second quarter of 2001, we were informed that our current contract with the District of Columbia to house its inmates at the Northeast Ohio Correctional Facility, which expired September 8, 2001, would not be renewed due to a new law that mandates the Federal Bureau of Prisons, or the BOP, to assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Facility is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter, and completed the process in July. Accordingly, substantially all employees at the facility have been terminated. Total management and other revenue at this facility was approximately $74,000 and $6.4 million during the three and nine months ended September 30, 2001, respectively. The related operating expenses at this facility were $0.8 million and $10.8 million during the three and nine months ended September 30, 2001, respectively. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Facility to the BOP, and are also pursuing agreements to increase occupancy at the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to increase occupancy at the facility.

       During the third quarter of 2001, due to a short-term decline in the State of Wisconsin's inmate population, the State began transferring inmates from our Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State's correctional system. The State is expected to transfer, in the aggregate, approximately 650 inmates from the Whiteville Correctional Facility by the end of 2001. Therefore, management and other revenue is expected to continue to decline at this facility during the fourth quarter of 2001.

       We have responded to a proposal from the BOP for the placement of up to 1,500 inmates under the BOP's Criminal Alien Requirement II, or CAR II. We have earmarked our McRae Correctional Facility located in McRae, Georgia, which has a design capacity of 1,524 beds, for this opportunity. The BOP has recently identified this facility as one of two "preferred alternative" sites to house inmates under CAR II. If we are successful in securing a contract under CAR II, management and other revenue is expected to increase beginning in the second or third quarter of 2002 at this facility. However, start-up expenses expected to be incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, will result in additional operating expenses before any revenue is generated, resulting in a reduction in net income in the short-term. There can be no assurance that we will be successful in securing CAR II, which is expected to be awarded during the fourth quarter of 2001.

       RENTAL REVENUE

       Rental revenue was $1.1 million and $5.3 million for the three and nine months ended September 30, 2001, respectively, and was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue will be received for these facilities. For the nine months ended September 30, 2001, rental revenue for these facilities totaled $2.0 million.

       OPERATING EXPENSES

       Operating expenses totaled $189.6 million and $563.4 million for the three and nine months ended September 30, 2001, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities and other correctional facilities.

       GENERAL AND ADMINISTRATIVE EXPENSE

       For the three and nine months ended September 30, 2001, general and administrative expenses totaled $8.4 million and $25.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

       DEPRECIATION AND AMORTIZATION

       For the three and nine months ended September 30, 2001, depreciation and amortization expense totaled $14.2 million and $40.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2001 includes approximately $1.8 million and $5.7 million, respectively, for goodwill that was established in connection with the acquisitions of Operating Company on October 1, 2000 and the service companies on December 1, 2000. Amortization expense during the three and nine months ended September 30, 2001 is also net of a reduction to amortization expense of $1.6 million and $7.3 million, respectively, for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000.

       INTEREST EXPENSE, NET

       Interest expense, net, is reported net of interest income for the three and nine months ended September 30, 2001. Gross interest expense was $31.2 million and $103.5 million for the three and nine months ended September 30, 2001, respectively. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Senior Bank Credit Facility, the Operating Company revolving credit facility, our $100.0 million senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to declining interest rates and lower amounts outstanding under the Senior Bank Credit Facility.

       Gross interest income was $1.6 million and $6.8 million for the three and nine months ended September 30, 2001, respectively. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women's Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no further interest income will be received on this lease. For the three and nine months ended September 30, 2001, interest income for this lease totaled $0.3 million and $0.9 million, respectively. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

       CHANGE IN FAIR VALUE OF INTEREST RATE SWAP AGREEMENT

       As of September 30, 2001, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" referred to herein as SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the three and nine months ended September 30, 2001. We estimate the fair value of interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount we would have to pay to cancel the contract or transfer it to other parties. As of September 30, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $15.1 million. This negative fair value consists of a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, and a reduction in the fair value of the swap agreement of $5.0 million and $10.1 million during the three and nine months ended September 30, 2001, respectively. In accordance with SFAS 133, we have recorded a $5.6 million and $11.9 million non-cash charge for the change in fair value of derivative instruments for the three and nine months ended September 30, 2001, respectively, which includes $0.6 million and $1.9 million, respectively, for amortization of the transition adjustment. The transition adjustment represents the fair value of the swap agreement as of January 1, 2001, and has been reflected as a liability on the accompanying balance sheet, and as a cumulative effect of accounting change included in other comprehensive income in the accompanying statement of stockholders' equity. The unamortized transition adjustment at September 30, 2001 of $3.1 million is expected to be reclassified into earnings as a non-cash charge, along with a corresponding increase to stockholders' equity through accumulated comprehensive income, over the remaining term of the swap agreement. The non-cash charge of $11.9 million for the nine months ended September 30, 2001, is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Senior Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, we will continue to adjust to market the swap agreement potentially resulting in additional non-cash charges or gains.

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

       MANAGEMENT AND OTHER REVENUE

       Management and other revenue consists of revenue earned by PMSI and JJFMSI from operating and managing adult prison and jails and juvenile detention facilities for the month of September. As further discussed under the overview of the Company, for the period from September 1, 2000 through November 30, 2000, the investments in PMSI and JJFMSI were accounted for on a combined basis with the results of our operations due to the repurchase by the wholly-owned subsidiaries of PMSI and JJFMSI of the non-management, outside stockholders' equity interest in PMSI and JJFMSI during September 2000.

       RENTAL REVENUE

       Net rental revenue was $15.5 million and $38.4 million for the three and nine months ended September 30, 2000, respectively, and was generated from the leasing of our correctional and detention facilities. For the three and nine months ended September 30, 2000, we reserved $69.5 million and $213.3 million, respectively, of the $82.5 million and $244.3 million, respectively, of gross rental revenue due from Operating Company, resulting from the uncertainty regarding the collectibility of the payments. During September 2000, we forgave all unpaid rental payments due from Operating Company as of August 31, 2000 (totaling $190.8 million). The forgiveness did not impact our financial statements as the amounts forgiven had been previously reserved. All existing leases we had with Operating Company were canceled in connection with the Operating Company merger.

       LICENSING FEES FROM AFFILIATES

       Licensing fees from affiliates were $2.3 million and $7.6 million for the three and nine months ended September 30, 2000, respectively. Licensing fees from affiliates were earned as a result of a service mark and trade name use agreement we had with Operating Company, which granted Operating Company the right to use the name "Corrections Corporation of America" and derivatives thereof subject to specified terms and conditions therein. The fee was based upon gross revenue of Operating Company, subject to a limitation of 2.75% of our gross revenue. The service mark and trade name use agreement was canceled in connection with the Operating Company merger.

       OPERATING EXPENSES

       Operating expenses consist of costs incurred by PMSI and JJFMSI in operating and managing prisons and other correctional facilities for the month of September 2000. Operating expenses associated with managing the facilities for the three and nine months ended September 30, 2000 totaled $21.5 million. Also included in operating expenses are our realized losses on foreign currency transactions of $0.2 million for the three and nine months ended September 30, 2000. This resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of receivables denominated in British pounds. See "Unrealized foreign currency transaction loss" for further discussion of these receivables.

       GENERAL AND ADMINISTRATIVE EXPENSE

       General and administrative expenses were $9.0 million and $43.8 million for the three and nine months ended September 30, 2000, respectively. General and administrative expenses for the three and nine months ended September 30, 2000 include one month of general and administrative expenses of PMSI and JJFMSI totaling approximately $0.3 million. General and administrative expenses consist primarily of management salaries and benefits, professional fees, and other administrative costs.

       In addition, merger transaction fees, totaling $4.9 million and $33.0 million for the three and nine months ending September 30, 2000, respectively, have been classified as general and administrative expenses. During the fourth quarter of 1999, the Company, Operating Company, PMSI and JJFMSI entered into a series of agreements concerning a proposed restructuring led by Fortress/Blackstone. In April 2000, the securities purchase agreement by and among the parties was terminated when Fortress/Blackstone elected not to match the terms of a subsequent proposal by Pacific Life Insurance Company. In June 2000, the securities purchase agreement by and among Pacific Life and the Company, Operating Company, PMSI, and JJFMSI was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 waiver and amendment satisfied the terms of the agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the restructuring, including the Operating Company merger, we terminated the services of one of our financial advisors during the third quarter of 2000. During the second and third quarters of 2000, we paid or accrued expenses of $33.0 million in connection with existing and potential litigation associated with the termination of the aforementioned agreements and for additional merger transaction fees associated with the restructuring. All disputes with these parties have since been settled, as further described in the notes to the financial statements.

       LEASE EXPENSE

       Lease expense consists of office and operating equipment leased by PMSI and JJFMSI in operating and managing prisons and other correctional facilities. Lease expense for each of the three and nine months ended September 30, 2000 totaled $0.3 million.

       DEPRECIATION AND AMORTIZATION

       Depreciation expense was $15.4 million and $41.8 million for the three and nine months ended September 30, 2000, respectively. Depreciation and amortization expense includes one month of deprecation and amortization expense of PMSI and JJFMSI, totaling $0.9 million and $0.5 million, respectively.

       LICENSING FEES TO OPERATING COMPANY

       All licensing fees to Operating Company were recognized under the terms of a service mark and trade name use agreement between PMSI and JJFMSI and Operating Company. Under the terms of this agreement, PMSI and JJFMSI were required to pay two percent of gross management revenue for the use of the Operating Company name and mark. For the month of September 2000, PMSI and JJFMSI recognized expense of $0.3 million and $0.2 million, respectively.

       ADMINISTRATIVE SERVICES FEE TO OPERATING COMPANY

       For the month of September 30, 2000 each of PMSI and JJFMSI paid Operating Company $450,000 or a total of $0.9 million, for management and general and administrative services.

       WRITE-OFF OF AMOUNTS UNDER LEASE ARRANGEMENTS

       During 2000, we opened or expanded five facilities that were operated and leased by Operating Company. Based on Operating Company's financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company leases in connection therewith, we wrote-off the tenant incentive fees due Operating Company on these facilities, totaling $3.5 million and $11.9 million for the three and nine months ended September 30, 2000, respectively.

       IMPAIRMENT LOSS

       Included in property and equipment on the accompanying 2000 balance sheet was approximately 268 acres of land in California and approximately 83 acres in Maryland and the District of Columbia. During the third quarter of 2000, management determined to forsake further development of these properties and to list these properties for sale. We reduced the carrying values of the land to their approximate net realizable value, resulting in a charge of $19.2 million for the three and nine months ended September 30, 2000.

       EQUITY LOSS AND AMORTIZATION OF DEFERRED GAIN, NET

       Equity loss and amortization of deferred gain, net, was $9.1 million and $13.4 million for the three and nine months ended September 30, 2000, respectively. For the three months ended September 30, 2000, we recognized equity losses of PMSI of $2.2 million. For the three and nine months ended September 30, 2000, we recognized equity losses of JJFMSI of $2.3 million and $0.8 million, respectively. We also received distributions from PMSI and JJFMSI of $4.4 million and $2.3 million, respectively for the nine months ended September 30, 2000. We did not receive any distributions from PMSI and JJFMSI during the third quarter of 2000.

       In addition, we recognized equity losses of Operating Company of approximately $7.3 million and $20.6 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 2000, we recognized amortization of deferred gains of PMSI of $1.8 million and $5.3 million, respectively. For the three and nine months ended September 30, 2000, we recognized amortization of deferred gains of JJFMSI of $0.9 million and $2.7 million, respectively.

       Prior to the Operating Company merger, we had accounted for our 9.5% non-voting interest in Operating Company under the cost method of accounting. As such, we had not recognized any income or loss related to our stock ownership investment in Operating Company during the period from January 1, 1999 through September 30, 2000. However, in connection with the Operating Company merger, the financial statements have been restated to recognize our 9.5% pro-rata share of Operating Company's losses on a retroactive basis for the period from January 1, 1999 through September 30, 2000 under the equity method of accounting, in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock".

       INTEREST EXPENSE, NET

       Interest expense, net, is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2000. Gross interest expense was $39.1 million and $105.5 million for the three and nine months ended September 30, 2000, respectively. Gross interest expense is based on outstanding convertible notes payable balances, borrowings under the Senior Bank Credit Facility, and the $100.0 million senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. Interest expense is reported net of capitalized interest on construction in progress of $0.01 million and $9.3 million for the three and nine months ended September 30, 2000, respectively. Interest for the nine months ended September 30, 2000 also includes default interest on the $40 million convertible subordinated notes through June 30, 2000. These events of default were subsequently waived in June 2000, as discussed more fully herein and in our 2000 Form 10-K.

       Gross interest income was $3.3 million and $10.0 million for the three and nine months ended September 30, 2000, respectively. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents.

       As previously discussed, during September 2000 we forgave all interest accrued on the Operating Company note through August 31, 2000 (totaling $27.4 million). This forgiveness did not impact our financial statements as the amounts forgiven had been previously reserved. Interest accrued for the month of September totaling $1.4 million was fully reserved as of September 30, 2000.

       OTHER INCOME

       Other income for the three and nine months ended September 30, 2000 totaled $3.1 million. On September 27, 2000 we received approximately $4.5 million in final settlement of amounts held in escrow related to the 1998 acquisition of the outstanding capital stock of U.S. Corrections Corporation. The $3.1 million represents the proceeds, net of miscellaneous receivables arising from claims against the escrow.

       LOSS ON DISPOSAL OF ASSETS

       The loss on the disposal of assets was $3.0 million and $3.3 million for the three and nine months ended September 30, 2000, respectively. During the third quarter, JJFMSI entered into an agreement with Sodexho to sell a 50% interest in Corrections Corporation of Australia Pty., Ltd., resulting in a $3.6 million loss. This loss was partially offset by a gain of $0.6 million resulting from the sale of a correctional facility in the third quarter of 2000.

       UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

       In connection with the construction and development of our Agecroft facility, located in Salford, England, during the first quarter of 2000, we entered into a 25-year property lease. We accounted for the lease as a direct financing lease and recorded a receivable equal to the discounted cash flows to be received over the lease term (54.1 million British pounds at September 30, 2000). This asset was denominated in British pounds, and was adjusted to the current exchange rate at each balance sheet date, resulting in the recognition of the currency gain or loss in current period earnings. On April 10, 2001, we sold our interest in the Agecroft facility, resulting in the disposition of the asset related to the direct financing lease. We also extended a working capital loan to the operator of this facility (3.2 million British pounds at September 30, 2000). This asset, along with various other short-term receivables, is also denominated in British pounds; consequently, we adjust these receivables to the current exchange rate at each balance sheet date, and recognize the currency gain or loss in current period earnings. Due to detrimental fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, we recognized unrealized foreign currency transaction losses of $2.0 million and $9.5 million for the three and nine months ended September 30, 2000, respectively. Realized losses of $0.2 million for the three and nine months ending September 30, 2000 are included in operating expenses.

       STOCKHOLDER LITIGATION SETTLEMENTS

       During the third quarter of 2000, we entered into settlement agreements (which were modified and received final court approval during the first quarter of 2001) regarding the settlement of all outstanding stockholder litigation against us and certain of our existing and former directors and executive officers. The third quarter 2000 settlement agreements provided that we would pay or issue the plaintiffs an aggregate of: (i) approximately $47.5 million in cash payable solely from the proceeds under certain insurance policies; and (ii) approximately $75.4 million in shares of the Company's common stock. For the three and nine months ended September 30, 2000, we accrued $75.4 million related to the settlement. See Note 7 to the accompanying financial statements for the terms of the final settlement.

       INCOME TAX EXPENSE

       In connection with the restructuring, on September 12, 2000 our stockholders approved an amendment to our charter to remove provisions requiring us to preserve our ability to elect to qualify as a REIT for federal income tax purposes effective January 1, 2000. Prior to the amendment to our charter, we had operated so as to qualify as a REIT, and elected REIT status for our taxable year ended December 31, 1999. However, subsequent to the amendment to our charter, we have been taxed as a subchapter C corporation beginning with our taxable year ending December 31, 2000. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, we are required to establish current and deferred tax assets and liabilities in our financial statements in the period in which a change of tax status occurs. As such, our financial statements, prior to combining with PMSI and JJFMSI, for the three and nine months ended September 30, 2000, reflect an income tax provision of $117.7 million primarily related to the change in tax status and additional reserves for ongoing Internal Revenue Service audit issues.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" referred to herein as SFAS 142. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but instead will be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangible assets with indefinite useful lives is less than their carrying amounts and is recognized in earnings. The statement also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of September 30, 2001, we had $105.9 million of goodwill reflected on the accompanying balance sheet associated with the Operating Company merger and the acquisitions of the service companies completed during the fourth quarter of 2000. We do not have any intangible assets with indefinite useful lives. Amortization of goodwill for the three and nine months ended September 30, 2001 was $1.8 million and $5.7 million, respectively.

       Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The amount of impairment losses, if any, has not yet been determined. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle in the statement of operations.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" referred to herein as SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS 144 is not expected to have a material impact on our financial statements.

       INFLATION

       We do not believe that inflation has had or will have a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs or medical expenses could have an adverse impact on our results of operations in the future to the extent that wages or medical expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our Senior Bank Credit Facility and certain other indebtedness. The interest on the Senior Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Senior Bank Credit Facility was 100 basis points higher or lower during the three and nine months ended September 30, 2001, interest expense would have been increased or decreased by approximately $2.9 million and $9.3 million, respectively.

       As of September 30, 2001, we had outstanding $100.0 million of 12.0% senior notes with a fixed interest rate of 12.0%, $41.1 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $93.6 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

       The Senior Bank Credit Facility required us to hedge $325.0 million of floating rate debt on or before August 16, 1999. We have entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2001 and at least $200.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense. In accordance with SFAS 133, as amended, as of September 30, 2001 we recorded a $15.1 million liability, representing the estimated amount we would have to pay to cancel the contract or transfer it to other parties. The estimated negative fair value of the swap agreement as of January 1, 2001 of $5.0 million was reflected as a cumulative effect of accounting change included in other comprehensive income in the statement of stockholders' equity. The reduction in the fair value of the swap agreement during the nine months ended September 30, 2001 was charged to earnings. This decline in fair value is due to declining interest rates and is expected to reverse into earnings prior to the maturity of the swap on December 31, 2002, unless the swap is terminated in connection with a refinancing of the Senior Bank Credit Facility.

       Additionally, we may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 10% increase or decrease in market interest rates would not materially affect the value of these investments.

       Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of our Agecroft facility located in Salford, England, which was sold in April 2001. We extended a working capital loan to the operator of this facility. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At September 30, 2001, the receivables due us and denominated in British pounds totaled 3.8 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

                          PART II -- OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       See Note 7 to the financial statements included in Part I, which is specifically incorporated into Part II by this reference.

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

       None.

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

       Under the terms of the Senior Bank Credit Facility, we are prohibited from declaring or paying any dividends with respect to our currently outstanding Series A Preferred Stock until such time as we have raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock will continue to accrue under the terms of our charter until such time as payment of such dividends is permitted under the Senior Bank Credit Facility. Quarterly dividends of $0.50 per share for the second, third and fourth quarters of 2000, and for the first, second and third quarters of 2001 have been accrued as of September 30, 2001. Under the terms of our charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will have the right to vote for the election of two additional directors to our board of directors. After obtaining a waiver and consent from the lenders under the Senior Bank Credit Facility, on September 28, 2001, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock, which was paid October 15, 2001. Under terms of our charter, the dividend payment was credited against the first quarter of previously accrued and unpaid dividends on the shares. As consideration for the waiver and consent, $5.0 million of cash on hand was used to pay-down the Senior Bank Credit Facility on October 1, 2001. Based on the remaining accrued and unpaid dividends, however, the failure to pay dividends for the fourth quarter of 2001 will result in the ability of the holders of the Series A Preferred Stock to elect two additional directors to our board of directors.

       We currently believe that reinstating the payment of dividends on the Series A Preferred Stock is in the best interest of our stockholders for a variety of reasons, including the fact that such reinstatement would:
       (i) enhance our credit rating and thus our ability to refinance or renew our debt obligations as they mature; (ii) eliminate the requirement that two additional directors be elected to serve on our board of directors; and (iii) restore our eligibility to use Form S-3 under the rules of the SEC in connection with the registration of our securities in future offerings. Accordingly, as discussed in Note 5 to the financial statements included in Part I, we are actively pursuing an amendment and extension of the Senior Bank Credit Facility that would permit the reinstatement of the Series A Preferred Stock dividend and the payment of those dividends in arrears. We are seeking to obtain such amendment and extension of the revolving loan portion of the Senior Bank Credit Facility prior to the maturity of the revolving loan portion of the facility, which matures on January 1, 2002. No assurance can be given, however, that the amendment and extension will be obtained, or that the lenders will agree to a reinstatement, and that as a result, if and when we will commence the regular payment of cash dividends on our shares of Series A Preferred Stock.

       In the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors at a special meeting called by the holders of record of at least 20% of the shares of Series A Preferred Stock. If a special meeting is not called, the holders of the Series A Preferred Stock on the record date of our next annual meeting of stockholders will be entitled to vote for two additional directors at the next annual meeting, and at such subsequent annual meeting until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

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

       For a discussion of the Company's compliance with the terms of its indebtedness, see Note 5 to the financial statements included in Part I, which is specifically incorporated into Part II by this reference.

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

       ITEM 5.    OTHER INFORMATION.

       None.

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)      Exhibits.

       None.

       (b)      Reports on Form 8-K.

       None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORRECTIONS CORPORATION OF AMERICA

         Date: November 13, 2001

                                       /s/ John D. Ferguson
                                       -----------------------------------------
                                       John D. Ferguson
                                       President and Chief Executive Officer

                                       /s/ Irving E. Lingo, Jr.
                                       -----------------------------------------
                                       Irving E. Lingo, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Assistant Secretary and
                                       Principal Accounting Officer