Form 10-K
period 2001-12-31
CORRECTIONS CORP OF AMERICA
filed 2002-03-22
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25245

CORRECTIONS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	62-1763875 (I.R.S. Employer Identification No.)

10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE 37215
(Address and zip code of principal executive office)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $428,228,269 as of March 14, 2002, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on March 14, 2002 was 28,014,115.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders currently scheduled to be held on May 16, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.
ITEM 1. BUSINESS
Overview
Operations
Facility Portfolio
Business Objectives and Strategies
Business Development
The Industry
General Development of Business
The Company
The 1999 Merger
The 2000 Restructuring and Related Transactions
Developments After the 1999 Merger
The 2000 Restructuring Transactions
Changes in Capital Structure
Debt Structure
Equity Structure
Capital Strategy
Financial Information About Industry Segments
Government Regulation
Environmental Matters
Business Regulations
Americans with Disabilities Act
Insurance
Employees
Competition
Risk Factors
We Are Subject to Risks Associated with the Corrections and Detention Industry
We Are Dependent Upon Our Senior Management and Our Ability to Attract and Retain Sufficient Qualified Personnel
We Are Subject to Necessary Insurance Cost
We May be Adversely Affected by Increases in Inflation
We Are Subject to Legal Proceedings Associated with Owning and Managing Correctional and Detention Facilities
We Are Subject to Tax Related Risks
We Are Subject to Risks Associated with Ownership of Real Estate
We Are Subject to Refinancing Risk and Risk of Default
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. OUR EXECUTIVE OFFICERS AND DIRECTORS
PART II.
ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Market Price of and Distributions on Capital Stock
Common Stock
Series A Preferred Stock
Series B Preferred Stock
Dividend Policy
Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities
Sale of Unregistered Securities
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
CRITICAL ACCOUNTING POLICIES
LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2001
LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2000
RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
INFLATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
SPECIMEN OF CERTIFICATE-COMMON STOCK
SPECIMEN OF CERTIFICATE-PREFERRED STOCK(SERIES A)
SPECIMEN OF CERTIFICATE-PREFERRED STOCK(SERIES B)
SECOND AMENDMENT TO 1997 STOCK INCENTIVE PLAN
AMENDMENT TO 2000 STOCK INCENTIVE PLAN
EMPLOYMENT AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF ARTHUR ANDERSEN
LETTER TO COMMISSION

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2001

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular, these include, among other things, statements relating to:

•	the growth in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us, including a successful refinancing of our senior bank credit facility;

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations; and

•	general economic and market conditions.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors.”

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I.

ITEM 1. BUSINESS.

Overview

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and four states. At December 31, 2001, we owned 39 correctional, detention and juvenile facilities, three of which we lease to other operators, and two additional facilities which are not yet in operation. We also have a leasehold interest in a juvenile facility. At December 31, 2001, we operated 64 facilities, including 36 facilities that we owned, with a total design capacity of approximately 61,000 beds in 21 states, the District of Columbia and Puerto Rico.

We specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates in the facilities we operate for their successful reentry into society. We also provide health care (including medical, dental and psychiatric services), food services and work and recreational programs.

Operations

Management and Operation of Facilities. Our customers consist of local, state and federal correctional and detention authorities. For the year ended December 31, 2001, federal correctional and detention authorities represented approximately 28.2% of our total management revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons (the “BOP”), the U.S. Marshals Service (the “USMS”) and the U.S. Immigration and Naturalization Service (the “INS”).

Our management services contracts typically have terms of one to five years, and contain multiple renewal options that are exercisable at the option of the government agency. Most of our facility contracts also contain clauses which allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.

We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For 2001 and 2000, the average system-wide occupancy, based on rated capacity, of our facilities was 88.5% and 84.8%, respectively. From a capacity perspective, we currently have three facilities that are substantially vacant and provide us with approximately 4,500 available beds. These beds can be brought on-line with only minimal capital outlays by us.

Our contracts generally require us to operate each facility in accordance with all applicable laws and regulations. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Over 80% of the facilities we operate are accredited by the American Correctional Association Commission on Accreditation compared with 40% of all government operated facilities. The American Correctional Association, or the ACA, is an independent organization comprised of professionals in the corrections industry that establish standards by which a correctional institution may gain accreditation.

Operating Procedures. Pursuant to the terms of our management contracts, we are responsible for the overall operation of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security and supervision of the offenders. We also provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire General Education Development, or GED, certificates. We also offer vocational training to inmates who lack marketable job skills. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our LifeLine™ program. We believe these programs help to reduce recidivism.

We operate each facility in accordance with company-wide policies and procedures and the standards and guidelines established by the ACA. The ACA believes its standards safeguard the life, health and safety of offenders and personnel and, accordingly, these standards are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry’s most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food services, inmate supervision and physical plant requirements. We have sought and received ACA accreditation for 54 of the facilities we currently manage, and we intend to apply for ACA accreditation for all of our eligible facilities. The accreditation process is usually completed 18 to 24 months after a facility is opened.

We devote considerable resources to monitoring compliance with contractual and other requirements and to maintain a high level of quality assurance at each facility through a system of formal reporting, corporate oversight, site reviews and inspection by on-site facility administrators.

Under our management contracts, we usually provide the contracting government agency with the services, personnel and material necessary for the operation, maintenance and security of the facility and the custody of inmates. We offer full logistical support to the facilities we manage, including security, health care services, transportation, building and ground maintenance, education, treatment and counseling services and food services.

Our operations department, in conjunction with our legal department, supervises compliance of each facility with operational standards contained in the various management contracts as well as those of professional and government agencies. These responsibilities include developing specific policies and procedures manuals, monitoring all management contracts, ensuring compliance with applicable labor and affirmative action standards, training and administration of personnel, purchasing supplies and developing educational, vocational, counseling and life skills inmate programs. We provide meals for inmates at the facilities we operate in accordance with regulatory, client and nutritional requirements. These catering responsibilities include hiring and training staff, monitoring food operations, purchasing food and supplies, and maintaining equipment, as well as adhering to all applicable safety and nutritional standards and codes.

Facility Portfolio

General. Our facilities can generally be classified according to the level(s) of security at such facility. Minimum-security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter. Medium-security facilities are facilities having either cells, rooms or dormitories, a secure perimeter and some form of external patrol. Maximum-security facilities are facilities having single occupancy cells, a secure perimeter and external patrol. Multi-security facilities are facilities with various areas encompassing either minimum, medium or maximum security. Non-secure facilities are juvenile facilities having open housing that inhibit movement by their design. Secure facilities are juvenile facilities having cells, rooms, or dormitories, a secure perimeter and some form of external patrol.

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to prisoners being detained by the INS, prisoners who are awaiting trial who have been charged with violations of federal criminal law who are in the custody of the USMS or state criminal law, and prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less.

•	Leased Facilities. Leased facilities are facilities that we own but do not manage.

Facilities and Facility Management Contracts. At December 31, 2001, we owned 39 correctional, detention and juvenile facilities in 14 states and the District of Columbia, three of which we lease to other operators, and two additional facilities which are not yet in operation. Two of the 39 facilities are held for sale as of December 31, 2001. We also have a leasehold interest in a juvenile facility and own two corporate office buildings. We have pledged each of the properties we own to secure borrowings under our senior bank credit facility. At December 31, 2001, we leased one of these facilities to a government agency and two of these facilities to private operators. Additionally, we managed 28 correctional and detention facilities owned by government agencies. The following table sets forth all of the facilities which, as of December 31, 2001, we (i) owned and managed, (ii) owned, but are leased to another operator, (iii) managed but are owned by a government authority, and (iv) sub-leased to a private operator. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to another operator, the term of such lease. Subsequent to year-end, we have continued, and expect to continue, to manage or lease these facilities, except as noted otherwise.

As indicated in the following table, in late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Although we continue to negotiate with respect to the continued operation of these facilities, we have begun a transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico. We can provide no assurance that we will continue our operation of these facilities. We have recently signed an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, the management contract is terminable at any time without cause by the Commonwealth.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	November 2002	(2) 1 year

Eloy Detention Center Eloy, Arizona	BOP, INS	1,500	Medium	Detention	February 2002	(7) 1 year

Florence Correctional Center Florence, Arizona	State of Hawaii	1,600	Medium	Correctional	June 2004	—

California Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2003	(7) 1 year

San Diego Correctional Facility (D) San Diego, California	INS	1,232	Minimum/ Medium	Detention	December 2002	(2) 1 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2002	(2) 1 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2002	(2) 1 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2002	(2) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	June 2002	(17) 1 year

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	June 2002	(17) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	483	Maximum	Detention	December 2002	(1) 1 year

Lee Adjustment Center Beattyville, Kentucky	State of Kentucky	756	Minimum/ Medium	Correctional	May 2003	(3) 2 year

Marion Adjustment Center St. Mary, Kentucky	State of Kentucky	790	Minimum	Correctional	December 2003	—

Otter Creek Correctional Center Wheelwright, Kentucky	State of Indiana	656	Minimum/ Medium	Correctional	January 2003	—

Prairie Correctional Facility Appleton, Minnesota	State of Wisconsin	1,338	Medium	Correctional	December 2002	—

Tallahatchie County Correctional Facility (G) Tutweiler, Mississippi	Tallahatchie County, Mississippi	1,104	Medium	Correctional	May 2003	3 year indefinite

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Crossroads Correctional Center (H) Shelby, Montana	State of Montana	512	Multi	Correctional	August 2003	(8) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,072	Multi	Correctional	September 2003	(7) 1 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2002	(3) 1 year

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center Youngstown, Ohio (I)	—	2,016	Medium	Correctional	—	—

Cimarron Correctional Facility (J) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	March 2002	1 year indefinite

Davis Correctional Facility (J) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	March 2002	1 year indefinite

Diamondback Correctional Facility Watonga, Oklahoma	State of Oklahoma	2,160	Medium	Correctional	March 2002	(1) 1 year

North Fork Correctional Facility Sayre, Oklahoma	State of Wisconsin	1,440	Medium	Correctional	December 2002	—

West Tennessee Detention Facility Mason, Tennessee	State of Wisconsin	600	Multi	Correctional	December 2002	—

Shelby Training Center (K) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility Whiteville, Tennessee	State of Wisconsin	1,536	Medium	Correctional	December 2002	—

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	August 2002	—

Eden Detention Center Eden, Texas	BOP	1,225	Minimum	Correctional	April 2004	—

Houston Processing Center Houston, Texas	INS	411	Medium	Detention	September 2002	(2) 3 month

Laredo Processing Center Laredo, Texas	INS	258	Minimum/ Medium	Detention	September 2002	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	February 2002	(1) 1 year

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	August 2002	—

T. Don Hutto Correctional Center Taylor, Texas	State of Texas	480	Medium	Correctional	January 2003	(1) 2 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

D.C. Correctional Treatment Facility (L) Washington D.C	District of Columbia	866	Medium	Correctional	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2002	(2) 2 year

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	677	Multi	Detention	September 2006	—

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	400	Multi	Detention	September 2005	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	896	Minimum/ Medium	Correctional	June 2003	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	302	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	350	Secure	Correctional	June 2003	(1) 2 year

Okeechobee Juvenile Offender Correctional Center Okeechobee, Florida	State of Florida	96	Secure	Juvenile	December 2002	—

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2003	—

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	670	Multi	Detention	November 2004	—

Southwest Indiana Regional Youth Village (M) Vincennes, Indiana	Children and Family Services Corporation	188	Non-secure/ Secure	Juvenile	July 2004 (M)	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	March 2003	(1) 2 year

Delta Correctional Facility Greenwood, Mississippi	State of Mississippi	1,016	Minimum/ Medium	Correctional	January 2004	—

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	900	Medium	Correctional	January 2004	(1) 2 year

Southern Nevada Women’s Correctional Center (N) Las Vegas, Nevada	State of Nevada	500	Multi	Correctional	October 2004 (N)	3 year indefinite

Elizabeth Detention Center Elizabeth, New Jersey	INS	300	Minimum	Detention	January 2003	(2) 1 year

David L. Moss Criminal Justice Center Tulsa, Oklahoma	Tulsa County, Oklahoma	1,440	Multi	Detention	August 2002	(2) 1 year

	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Guayama Correctional Center Guayama, Puerto Rico	Commonwealth of Puerto Rico	1,000	Medium	Correctional	December 2006	(1) 5 year

Ponce Adult Correctional Center (O) Ponce, Puerto Rico	Commonwealth of Puerto Rico	1,000	Medium	Correctional	February 2002 (O)	(1) 5 year

PonceYoung Adult Correctional Facility (O) Ponce, Puerto Rico	Commonwealth of Puerto Rico	500	Multi	Correctional	February 2002 (O)	(1) 5 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	576	Multi	Juvenile	September 2004	(2) 4 year

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,506	Medium	Correctional	February 2002	—

Tall Trees Memphis, Tennessee	State of Tennessee	63	Non-secure	Juvenile	June 2002	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	May 2002	—

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	July 2002	—

Bartlett State Jail Bartlett, Texas	State of Texas	962	Minimum/ Medium	Correctional	August 2003	—

Liberty County Jail/Juvenile Center Liberty, Texas	Liberty County, Texas	380	Multi	Detention	January 2005	(2) 1 year

Sanders Estes Unit Venus, Texas	State of Texas	1,000	Minimum/ Medium	Correctional	August 2002	(1) 1 year

Lawrenceville Correctional Center Lawrenceville, Virginia	Commonwealth of Virginia	1,500	Medium	Correctional	March 2003	—

Leased Facilities:

Leo Chesney Correctional Center (P) (Q) Live Oak, California	Cornell Corrections	240	Minimum	Owned/ Leased	February 2002 (Q)	(2) 5 year

Queensgate Correctional Facility (P) Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/ Leased	February 2003	(3) 1 year

Community Education Partners (R) Dallas, Texas	Community Education Partners	—	Non-secure	Sub-leased	August 2008	(3) 5 year

Community Education Partners (R) Houston, Texas	Community Education Partners	—	Non-secure	Owned/ Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity. The ability of another private operator to satisfy its financial obligations under our leases is based in part on the revenue generated by the facilities.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified was determined by the relative size of prisoner populations in a particular facility on December 31, 2001. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correction facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price determined by a formula set forth in the agreement.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price determined by a formula. This facility is substantially vacant.

(H)	The State of Montana has an option to purchase the facility at fair market value generally at any time during the term of the contract with us.

(I)	All inmates were transferred out of this facility during 2001 due to a new law that mandated that the BOP assume jurisdiction of all D.C. offenders under the custody of the BOP by the end of 2001.

(J)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(K)	Upon the conclusion of the thirty-year lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(L)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price determined by a formula. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(M)	We have agreed to terminate the management contract with Children and Family Services Corporation, effective March 31, 2002, prior to its expiration.

(N)	We have contracted with the State of Nevada to continue to manage and operate the facility, which we sold on October 3, 2001.

(O)	The Commonwealth of Puerto Rico has provided notice of its intention to terminate the management contract. Although we continue to negotiate to maintain our management contract with the Commonwealth of Puerto Rico, we have begun a transition period to transfer operation of the facility to the Commonwealth of Puerto Rico. We can provide no assurance that we will be successful in attempting to maintain the management contract at this facility.

(P)	The facility was held for sale as of December 31, 2001.

(Q)	Upon expiration of the lease in February 2002, we agreed to extend the lease through June 30, 2002.

(R)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles. We believe that design capacity does not generally apply to educational facilities, and therefore, the aggregate design capacity of our facilities referred to in this Form 10-K does not include the total number of at-risk juveniles which can be accommodated at this facility.

Facilities Under Construction or Development. In addition to owning and/or managing the facilities listed in the preceding table, we are currently in the process of developing two facilities. Presently, construction has ceased and no opening date has been established. Set forth below is a brief description of these two facilities.

McRae Correctional Facility. The McRae Correctional Facility is located on 70 acres in McRae, Georgia. The 297,550 square foot medium security facility has a design capacity of 1,524 beds and is substantially complete. Management has submitted this facility in a response to a proposal from the BOP for the placement of up to 1,500 inmates under the BOP’s Criminal Alien Requirement II, or CAR II. The BOP has identified this facility as one of two “preferred alternative” sites to house inmates under CAR II. The BOP is expected to award CAR II during the first half of 2002. However, there can be no assurance that we will be successful in securing CAR II or any other contract to utilize this facility. We currently estimate that the facility could be ready for operation with approximately $6.0 million of capital expenditures to meet BOP specifications.

Stewart County Detention Center. The Stewart County Detention Center is located in Stewart County, Georgia. The 297,550 square foot medium security facility will have a design capacity of 1,524 beds and is partially complete. We estimate that the facility could be completed with approximately $20.0 million of capital expenditures. At this time, there are no plans to complete this project until we have a firm commitment to fill a substantial portion of the facility’s beds.

Business Objectives and Strategies

Business Objectives. Our primary business strategy and objectives are to provide quality corrections services (which are intended to improve prisoner rehabilitation), increase occupancy and revenue, control operating costs and continue to reduce our debt, while maintaining our position as the leading owner, operator and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complimentary services, provided that we believe such opportunities can broaden our market and/or increase the services we can provide to our customers. We intend to achieve these objectives by the following:

•	Delivery of Quality Corrections Services. Our operations department has been organized to help ensure continued delivery of quality corrections services and efficiently manage day-to-day operations and security. This department also includes our quality assurance and human resources divisions. Our quality assurance division provides oversight and establishes checkpoints for examining our performance, and the human resources division formalizes our commitment to employee recruitment and retention. Our management has completed a systematic facility-by-facility review in order to establish projections and benchmarks for facility performance. We believe that a focus on the day-to-day management of our facilities, quality assurance and our employees will enable us to continue the delivery of quality corrections services and to maintain and increase our facilities’ accreditation.

•	Increasing Occupancy Rates. We are typically compensated based on the number of inmates held in our facilities. Our new management team has taken a number of initiatives intended to increase occupancy. We are currently pursuing three prospective contracts with a total of approximately 2,700 beds for which written responses to Requests for Proposals, or RFPs, and other solicitations have been submitted, including the BOP CAR II proposal. We also are focused on renewing and enhancing the terms of our existing contracts. Given our significant number of available beds, we believe we can increase operating cash flow from increased occupancy without incurring significant capital expenditures. Our goal is to obtain contracts to fill our vacant beds, and we do not currently intend to add new beds or develop new facilities without a firm commitment from a governmental entity to fill a substantial portion of such beds or facilities.

•	Cost Reduction Efforts. An important component of our strategy is to position our company as a cost effective, high quality provider of corrections management services. We continue to focus on improving operating performance and efficiency through the following key operating initiatives: (i) standardizing supply and service purchasing practices and usage; (ii) improving inmate management, resource consumption and reporting procedures; and (iii) improving employee productivity. We intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide such services on a cost-effective basis. Our objective is to reduce recidivism by providing those services that allow inmates in the facilities we operate to reenter society with better skills.

•	Reducing Debt. In 2001, we repaid approximately $189.0 million of indebtedness with the proceeds of asset sales and through cash flow generated from operations. We believe that our anticipated capital expenditures and the benefit of our net operating loss carryforwards will allow us to generate free cash flow and enable us to continue to reduce our debt. In addition, we have identified selected assets for sale, the proceeds of which we would also use to repay debt.

Business Strategy. We believe that we are well positioned to take advantage of opportunities in the privatized corrections industry. We currently are able to benefit from different types of private sector/public sector partnership with respect to correctional and detention facilities, including: (i) facilities we own and manage; (ii) facilities owned by government entities and managed by us; (iii) facilities owned by us and managed by government entities; and (iv) facilities owned by us and managed by other private operators.

Our principal business strategies are to fill vacant beds currently in our inventory and increase revenue by obtaining additional management contracts. Substantially all of our income is expected to be derived from contracts with government entities for the provision of correctional and detention facility management and related services.

We currently have three facilities that are substantially vacant and provide us with approximately 4,500 available beds. These beds can be brought on-line with only minimal capital outlays by us. In addition, through the completion of construction of an additional facility, we could provide approximately 1,500 additional beds with approximately $20.0 million of additional capital expenditures. As an alternative to filling these beds, we would consider selling some or all of these facilities. In addition, as of December 31, 2001, we had a total of 11 facilities that had 200 or more beds available at each facility, which we believe provides further potential for increased cash flow without additional capital expenditures.

Our goal is to obtain contracts to fill our vacant beds, and we do not currently intend to add new beds or develop new facilities without a firm commitment from a government entity to fill a substantial portion of such beds or facilities.

We will also consider other opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complimentary services, provided that we believe such opportunities can broaden our market and/or increase the services we can provide to our customers.

Business Development

General. We are currently the nation’s largest provider of outsourced correctional management services. At December 31, 2001, we controlled approximately 52% of all beds under contract with private operators of correctional and detention facilities in the United States.

Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS and the INS. The BOP was our only customer that accounted for 10.0% or more of our management revenue in 2001 and 2000, generating 12.8% and 11.3%, respectively, of total management revenue. Contracts at the federal level generally offer more favorable contract terms. For example, many federal contracts contain “take-or-pay” clauses which guarantee us a certain percentage of management revenue, regardless of occupancy levels.

We believe that we can further develop our business by, among other things:

•	maintaining our existing customer relationships and continuing to fill existing beds within our facilities;

•	enhancing the terms of our existing contracts; and

•	establishing relationships with new customers who have either previously not outsourced their correctional management needs or have utilized other private enterprises.

We generally receive inquiries from or on behalf of government agencies that are considering outsourcing the management of certain facilities or that have already decided to contract with private enterprise. When we receive such an inquiry, we determine whether there is an existing need for our services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of outsourcing. Based on the findings, an initial cost analysis is conducted to further determine project feasibility.

We pursue our business opportunities primarily through RFPs and Request for Qualifications, or RFQs. RFPs and RFQs are issued by government agencies and are solicited for bid.

Generally, government agencies responsible for correctional and detention services procure goods and services through RFPs and RFQs. Most of our activities in the area of securing new business are in the form of responding to RFPs. As part of our process of responding to RFPs, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

The Industry

We believe that governments will continue to privatize correctional and detention facilities and that, as a result, the number of opportunities available to us in the United States will continue to grow, primarily due to a general shortage of beds available in correctional and detention systems, and also due to shifts in demographics, the economy and governmental policy. However, we believe that the procurement of new contracts is expected to become more competitive and private corrections managers will be forced to contain rising operating costs, including medical costs, and improve operational performance.

According to statistics recently released by the United States Department of Justice, Bureau of Justice Statistics, or the BJS, between December 31, 1990 and December 31, 2000, the jail and prison population rose at an average annual rate of 5.3%. Between December 31, 1999 and December 31, 2000, however, the prisoner population increased by only 2.1%. Notwithstanding the lower growth rate in the prisoner population, continued increasing inmate populations and the resulting pressure on governments to control correctional costs and to improve correctional services is expected to continue. While we believe rising pressure on governments to control correctional costs favors privatized outsourced corrections, state budgetary problems currently being experienced throughout the United States may cause state governments to consider lighter sentencing, or alternatives to incarceration, such as community-based sentencing, including probation, parole, halfway houses or substance abuse treatment, in lieu of a sentence in a secure facility. However, while lighter sentencing and alternatives to incarceration may alleviate short-term budgetary constraints, we do not believe lighter sentencing and alternatives to incarceration provide a long-term solution to the overcrowding situation. Additionally, state budgetary problems may also result in a curtailment of the construction of new prisons, restricting the public supply of available beds.

Although the BJS report indicates a more moderate prisoner population increase than was experienced in previous years, a general shortage of beds available in correctional and detention facilities in the United States still exists, especially in the federal prison system. According to reports issued by the BJS, the number of inmates housed in the United States federal and state prisons and local jail facilities increased from 1,148,702 at December 31, 1990 to 1,933,503 at December 31, 2000, an average annual growth rate of 5.3%. The reports also estimate that the prisoner population will reach approximately 2.1 million by the close of 2005. As of December 31, 2000, the BJS reported that one in every 143 residents in the United States and its territories were incarcerated as compared to one in 137 in 1999. Further, at December 31, 2000, at least 22 states and the federal prison system reported operating at 100% or more of their highest capacity, which was unchanged from 1999. Of those operating at 100% or more of their highest capacity, the federal prison system was the most overcrowded at 31% above capacity. During 2000, the sentenced federal prison population grew 9.4%, while the state sentenced prison population grew only 0.5%. Industry reports indicated that inmates convicted of violent crimes generally serve approximately one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there has been a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, which may result in additional overcrowding in the United States correctional and detention facilities.

In an attempt to address the fiscal pressure resulting from rising incarceration costs, government agencies responsible for correctional and detention facilities are increasingly privatizing such facilities. The design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by our predecessor in 1984. According to the BJS, the prisoner population housed in privately managed facilities in the U.S. at the end of 2000 was 87,369, which represented a 22.7% increase over 1999 numbers. The BJS also reported that, as of December 31, 2000, 10.7% of all federal inmates and 5.8% of all state inmates were held in private facilities. Six states, all of which are our customers – New Mexico (40%), Alaska (33%), Montana (32%), Oklahoma (30%), Hawaii (24%), and Wisconsin (21%) – housed at least 20% of their prison population in private facilities as of December 31, 2000, according to the BJS. All three federal agencies with prisoner custody responsibilities (i.e., the BOP, the INS and the USMS) continued to contract with private management firms. We believe that the continued trend indicated by these statistics is primarily the result of competition among private companies in the industry who have incentives to keep costs down and to improve the quality of services to customers.

Additional factors such as the state of the economy, age of the general population, government spending and public policy significantly influence federal and state corrections policy and incarceration rates. Over the previous five to ten years, the state of the economy and age of the general population have trended in a direction that favors a slowing in the growth rate of the prison population. However, we believe the moderation in prisoner population growth will begin to reverse itself. Adult males 18 to 29 years of age tend to be the range in which a criminal is most active committing crimes and most likely to be caught, convicted, and incarcerated. The population of 18- to 29-year-old males in the United States fell steadily from 1991 to 1996, but began to increase gradually thereafter. The U.S. Census Bureau now projects a steady rise in this section of the population. We believe the increase in the general population of people that commit crimes will result in an increasing prison population. Additionally, although the 1980’s war on crime, get-tough rules, truth-in-sentencing, “three-strikes-and-you’re-out laws” and minimum sentencing laws stimulated growth in prison populations, recent events have also influenced corrections policy, particularly at the federal level.

The attacks on the World Trade Center, the Pentagon, and in the air over Pennsylvania on September 11, 2001, underscored the heightened threats to the nation and illustrated tragically the gaps in our counterterrorism efforts. According to recent reports released by the Department of Justice, defending the nation and its citizens against terrorist attacks and ensuring the protection and security of our homeland under the law is now the Department of Justice’s first priority. Although we have yet to see an immediate impact on our business, we believe policy initiatives are likely to favor more incarceration and detention, particularly of illegal immigrants, and increased supervision of persons on probation and parole. However, these benefits may be at least partially offset by stricter enforcement to prevent illegal entry into the country, reducing the overall illegal immigrant population in the United States in the future.

The President’s budget for fiscal year 2003 proposes a number of initiatives to address heightened threats to the nation’s security and increases funding by $2.0 billion to support these efforts. Approximately 53% of this increase has been earmarked for the INS and USMS, two of our largest customers. To address the gap in securing the nation’s borders, the budget will bring additional law enforcement personnel together with advanced technology to better prevent illegal entry into the country, target persons who are a threat to homeland security, and assist with non-U.S. citizens entering and exiting the country. The INS will also increase its air surveillance fleet to enable more thorough coverage of border areas. The budget report notes that immigration enforcement activities have made progress in gaining control along specific sections of the Southwest border, resulting in a decrease in apprehensions, yet, total illegal immigration, including people overstaying their visas, remains high.

The federal government also acknowledges in the budget report that, although the current supply of prison bed space is inadequate, solutions to overcrowding are being addressed. According to the Department of Justice budget for fiscal 2003, between 1993 and 2001, the federal government has spent over $4.0 billion constructing new prisons. During that time, the federal prison population has grown by over 76%, from 88,565 in 1993 to 156,572 in 2001. In response to rapid inmate growth, federal prison facilities grew from 72 in 1993 to 100 in 2001, with 18 additional institutions now underway. The fiscal 2003 budget for the Department of Justice acknowledges that the “purchase of excess private sector and other correctional facilities may offer an affordable alternative to federal construction of additional prison space. The Department will evaluate the feasibility of purchasing private facilities for use by the BOP.” We believe this initiative could result in the potential sale of one or more of our idle facilities, including primarily our Northeast Ohio Correctional Center, for which we have had discussions with the BOP regarding a possible sale, and perhaps for the possible sale of our Tallahatchie Correctional Facility. No assurance, however, can be given that we will be able to sell these facilities on commercially reasonable terms or otherwise.

The President’s budget for fiscal year 2003 also provides for a business process reengineering study to examine the advisability, feasibility and cost-effectiveness of contracting out the Justice Prisoner and Alien Transportation System, the governmental agency responsible for transporting by air all Federal prisoners and detainees, including sentenced, pretrial, and illegal aliens, whether in the custody of the USMS, BOP or INS. The Justice Prisoner and Alien Transportation System also provides prisoner transportation to the Department of Defense, and state and local law enforcement. According to the Justice Prisoner and Alien Transportation System, the agency, on average, transports more than 250,000 prisoners and aliens each year. Outsourcing the Justice Prisoner and Alien Transportation System could provide additional opportunities for TransCor, our wholly-owned prisoner transportation subsidiary, which transported approximately 50,000 inmates during 2001.

General Development of Business

The Company

We are a Maryland corporation formerly known as Prison Realty Trust, Inc., also referred to herein as New Prison Realty, which commenced operations as Prison Realty Corporation on January 1, 1999, following its mergers with each of the former Corrections Corporation of America, a Tennessee corporation, also referred to herein as Old CCA, on December 31, 1998, and CCA Prison Realty Trust, a Maryland real estate investment trust, also referred to herein as Old Prison Realty, on January 1, 1999. These mergers are referred to collectively herein as the 1999 merger and we are referred to as New Prison Realty for the period following the 1999 merger and prior to the completion of our restructuring discussed further herein under “ – The 2000 Restructuring and Related Transactions”.

Prior to the 1999 merger, Old Prison Realty had been a publicly traded entity operating as a real estate investment trust, or REIT, which was primarily in the business of owning and leasing prison facilities to private prison management companies and certain government entities. Prior to the 1999 merger, Old CCA was also a publicly traded entity engaged primarily in the business of owning, operating and managing prisons on behalf of government entities. Additionally, Old CCA, which was the largest developer and manager of private correctional and detention facilities worldwide, had been Old Prison Realty’s primary tenant.

The 1999 Merger

During the first quarter of 1998, Old Prison Realty and Old CCA proposed a strategic combination whereby the companies would be merged to create the nation’s leading company in the private corrections industry. Pursuant to the terms of an amended and restated agreement and plan of merger dated September 29, 1998, which amended and restated an agreement and plan of merger dated April

18, 1998, each of Old CCA and Old Prison Realty agreed to merge with and into New Prison Realty, with New Prison Realty as the surviving company. The companies also agreed to complete a series of transactions to enable New Prison Realty to operate so as to qualify as a REIT for federal income tax purposes following the 1999 merger.

In order for New Prison Realty to qualify as a REIT, New Prison Realty’s income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 merger, Old CCA sold all of the issued and outstanding capital stock of certain of its wholly-owned corporate subsidiaries, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation referred to herein as Operating Company. Also immediately prior to the 1999 merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC, or PMS, LLC (subsequently merged with Prison Management Services, Inc., or PMSI) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC, or JJFMS, LLC (subsequently merged with Juvenile and Jail Facility Management Services, Inc., or JJFMSI). PMS, LLC and JJFMS, LLC were two privately-held Delaware limited liability companies formed in connection with the 1999 merger.

In exchange for the sale of certain management contracts and other non-real estate assets to Operating Company, Old CCA received an installment note in the principal amount of $137.0 million, referred to herein as the CCA Note, and 100% of the non-voting common stock of Operating Company. Old CCA’s ownership interest in the CCA Note and the non-voting common stock of Operating Company were transferred to New Prison Realty as a result of the 1999 merger.

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

In exchange for the sale of certain management contracts and other assets and liabilities to PMS, LLC and JJFMS, LLC, Old CCA received 100% of the non-voting membership interests in PMS, LLC and JJFMS, LLC, which obligated PMS, LLC and JJFMS, LLC to make distributions to Old CCA equal to 95% of each company’s net income, as defined. New Prison Realty succeeded to these interests as a result of the 1999 merger. Immediately following the 1999 merger, PMS, LLC merged with PMSI and JJFMS, LLC merged with JJFMSI. PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local governmental agencies and authorities in the United States and Puerto Rico.

In addition to providing juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States and Puerto Rico, JJFMSI also provided correction and detention facility management services to governments in the United Kingdom (the “U.K.”) and Australia through certain of its subsidiaries formed in connection with an international joint venture with Sodexho

Alliance, S.A., a French société anonyme. In connection with the 1999 merger, Old CCA’s international operations were transferred to JJFMSI, which succeeded to Old CCA’s obligations under the joint venture. PMSI and JJFMSI are collectively referred to herein as the service companies. As a result of the 1999 merger, Sodexho, a significant shareholder of Old CCA, became a significant stockholder of New Prison Realty with the right to appoint a director to the board of directors of New Prison Realty. Accordingly, Jean-Pierre Cuny, former Senior Vice President of the Sodexho Group, an affiliate of Sodexho, became a member of the board of directors of New Prison Realty. Because Sodexho also made a significant investment in Operating Company, Mr. Cuny also became a director of Operating Company.

The 1999 merger agreement was approved and adopted by the shareholders of Old CCA and Old Prison Realty at special meetings held in December 1998. Subsequently, on January 1, 1999, the 1999 merger was completed substantially in accordance with the 1999 merger agreement. Under the terms of the merger agreement: (i) holders of Old Prison Realty common shares and Old Prison Realty 8% cumulative preferred shares, referred to herein as the Old Prison Realty series A preferred shares, received one share of New Prison Realty common stock or New Prison Realty 8% series A cumulative preferred stock, referred to herein as the New Prison Realty preferred stock, for each common share or Old Prison Realty series A preferred share they owned at January 1, 1999, respectively; and (ii) holders of shares of Old CCA’s common stock obtained the right to receive 0.875 share of New Prison Realty common stock for each share of Old CCA common stock they owned at December 31, 1998. Approximately 105,272,183 shares of New Prison Realty common stock and 4,300,000 shares of New Prison Realty preferred stock were issued in the 1999 merger. Following the 1999 merger, New Prison Realty’s common stock began trading on the New York Stock Exchange on January 4, 1999 under the symbol “PZN,” and the New Prison Realty series A preferred stock began trading on the NYSE under the symbol “PZN PrA” on the same date.

Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Also effective January 1, 1999, New Prison Realty entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of New Prison Realty’s facilities and Operating Company would provide certain services to New Prison Realty. As a result, following the 1999 merger, Operating Company, PMSI and JJFMSI assumed the business of operating correctional and detention facilities formerly operated by Old CCA, with Operating Company being the lessee of the substantial majority of New Prison Realty’s facilities.

Under a trade name use agreement with Old CCA resulting from the 1999 merger, Operating Company paid a licensing fee to New Prison Realty for the right to use the name “Corrections Corporation of America” and derivatives thereof. The trade name use agreement had a term of 10 years and the licensing fee paid pursuant to the agreement was based upon the gross revenue of Operating Company, subject to a limitation based on a percentage of the gross revenue of New Prison Realty. The trade name use agreement was terminated pursuant to the restructuring completed in 2000 discussed further herein under “ – The 2000 Restructuring and Related Transactions.”

In connection with the 1999 merger, New Prison Realty entered into lease agreements with Operating Company with respect to the correctional and detention facilities owned by New Prison Realty and operated by Operating Company. The terms of the Operating Company leases were 12 years, which could be extended at fair market rates for three additional five-year periods upon the mutual agreement of New Prison Realty and Operating Company. As a result of Operating Company’s liquidity position, Operating Company was unable to make timely rental payments to New Prison Realty under the Operating Company leases. Consequently, in June 2000, New Prison Realty and Operating Company amended the original terms of the Operating Company leases to defer, with interest, rental payments originally due to New Prison Realty during the period from January 2000 to June 2000 until September 30, 2000, with the exception of certain installment payments. Pursuant to the terms of this amendment, Operating Company agreed to pay interest on such deferred rental payments, at an annual rate equal to the current non-default rate of interest applicable to Operating Company’s revolving credit facility (subject to adjustment if and to the extent that such rate of interest under such existing revolving credit facility was adjusted) from the date such payment would have been payable under the original terms of the Operating Company leases until the date such payment was actually paid. Operating Company’s obligation to make payments under the Operating Company leases was not secured by any of the assets of Operating Company, although the obligations under the Operating Company leases were cross-defaulted so that New Prison Realty could terminate all of the Operating Company leases if Operating Company failed to make required lease payments.

On September 29, 2000, New Prison Realty and Operating Company entered into agreements pursuant to which New Prison Realty forgave all unpaid rental payments plus accrued interest, due and payable to New Prison Realty through August 31, 2000, related to the Operating Company leases. See “ — The 2000 Restructuring and Related Transactions.”

On January 1, 1999, immediately after the 1999 merger, New Prison Realty entered into a services agreement with Operating Company pursuant to which Operating Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of New Prison Realty for a term of five years from the date of the services agreement. In such capacity, Operating Company agreed to perform, at the direction of New Prison Realty, such services as were customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design, and governmental relations. In consideration for the performance of such services by Operating Company, New Prison Realty agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the additional 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by Operating Company prior to the date on which inmates are first received at such facility. The board of directors of New Prison Realty subsequently authorized payments of up to an additional 5% of the total capital expenditures (as determined above) to Operating Company if additional services were requested by New Prison Realty. In connection with such authorization, New Prison Realty and Operating Company entered into an amended and restated services agreement authorizing the payment of such additional amount if additional services were requested by New Prison Realty. As a result, a majority of New Prison Realty’s ongoing development projects were subject to a fee totaling 10% of capital expenditures. On June 9, 2000, Operating Company and New Prison Realty amended the amended and restated services agreement to defer, with interest, payments to Operating Company by New Prison Realty pursuant to the amended and restated services agreement. This agreement was cancelled in connection with the restructuring completed in 2000, discussed further herein under “ — The 2000 Restructuring and Related Transactions.”

On January 1, 1999, immediately after the 1999 merger, New Prison Realty entered into a tenant incentive agreement with Operating Company pursuant to which New Prison Realty agreed to pay to Operating Company an incentive fee to induce Operating Company to enter into Operating Company leases with respect to those facilities developed and facilitated by Operating Company. The amount of the incentive fee was set at $840 per bed for each facility leased by Operating Company for which Operating Company served as developer and facilitator. This $840 per bed incentive fee, however, did not include an allowance for rental payments to be paid by Operating Company. On May 4, 1999, New Prison Realty and Operating Company entered into an amended and restated tenant incentive agreement, effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by Operating Company, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy; and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee included an allowance for rental payments to be paid by Operating Company prior to the facility reaching stabilized occupancy. The term of the amended and restated tenant incentive agreement was four years, unless extended upon the written agreement of New Prison Realty and Operating Company. On June 9, 2000, Operating Company and New Prison Realty amended the amended and restated tenant incentive agreement to defer, with interest, payments to Operating Company by New Prison Realty pursuant to this agreement. This agreement was cancelled in connection with the restructuring completed in 2000, discussed further herein under “— The 2000 Restructuring and Related Transactions.”

On May 4, 1999, New Prison Realty entered into a four year business development agreement with Operating Company, which provided that Operating Company would perform, at the direction of New Prison Realty, services designed to assist New Prison Realty in identifying and obtaining new business. Pursuant to the agreement, New Prison Realty agreed to pay to Operating Company a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee) incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which Operating Company performed business development services. On June 9, 2000, Operating Company and New Prison Realty amended this agreement to defer, with interest, any payments to Operating Company by New Prison Realty pursuant to this agreement. This agreement was cancelled in connection with the restructuring completed in 2000 discussed further herein under “ — The 2000 Restructuring and Related Transactions.”

The 2000 Restructuring and Related Transactions

Developments After the 1999 Merger

General. Following the 1999 merger, Operating Company, PMSI and JJFMSI assumed the business of operating correctional and detention facilities, with Operating Company being the lessee of a substantial number of New Prison Realty’s facilities. The rates on the Operating Company leases were set with the intention that the public stockholders of New Prison Realty would receive as much of the benefit as possible from owning and operating the correctional and detention facilities, while at the same time New Prison Realty would be able to maintain its status as a REIT. This status as a REIT would enable New Prison Realty to pay no corporate income tax, but would require it to pay out large amounts of dividends to the New Prison Realty stockholders. In fact, the Operating Company lease rates were set so that Operating Company was projected to lose money for the first several years of its existence. Both New Prison Realty and Operating Company believed that Operating Company would have access to adequate debt financing to fund this deficit until Operating Company became profitable.

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

However, after these changes were announced, a chain of events occurred which adversely affected both New Prison Realty and Operating Company. New Prison Realty’s stock price fell dramatically, resulting in the commencement of stockholder litigation against New Prison Realty and its directors. These events made it more difficult for New Prison Realty to raise capital. A lower stock price meant that New Prison Realty had more restricted access to equity capital, and the uncertainties caused by the falling stock price, the stockholder litigation and the results of operations at Operating Company made it much more difficult for New Prison Realty to obtain debt financing. In addition, the stock prices of REITs generally suffered in the capital markets during this period as a result of both general market and REIT-specific factors. During this time, New Prison Realty was trying to raise approximately $300.0 million of debt financing through an offering of high-yield notes. Because of these events and the conditions of the capital markets generally, New Prison Realty was only able to raise $100.0 million in this financing, and the notes bore interest at a much higher rate than was expected.

Raising capital was important to New Prison Realty because as a REIT, it had to pay out 95% of its taxable income as dividends. During the first three quarters of 1999, New Prison Realty paid out approximately $217.7 million in cash as dividends. At the same time, New Prison Realty’s business strategy was to develop, finance and own prison facilities. New Prison Realty believed that providing this construction financing for federal, state and local governments was an important factor in its success. Building prison facilities is very expensive; the cost of the average prison facility built by New Prison Realty over the previous three years had been approximately $43.5 million. In addition to the need for capital to build prisons, it was very important that both New Prison Realty and Operating Company have adequate capital to fund their operations because the business of owning and operating correctional facilities involves significant issues with respect to public safety. It was essential that the government customers of New Prison Realty and Operating Company believe that New Prison Realty and Operating Company have adequate capital resources to conduct their business. Accordingly, if New Prison Realty was required to pay out large amounts of cash as dividends and could not raise debt or equity capital, its business would have suffered.

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

Fortress/Blackstone. In order to address the capital and liquidity constraints facing New Prison Realty and Operating Company, as well as concerns regarding the corporate structure and management of New Prison Realty, during the fourth quarter of 1999, New Prison Realty, Operating Company, PMSI and JJFMSI entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group, together with an affiliate of Bank of America Corporation, collectively referred to herein as Fortress/Blackstone. Under the terms of the Fortress/Blackstone restructuring, New Prison Realty proposed to:

•	complete the combination of the companies and operate as a taxable subchapter C corporation commencing with New Prison Realty’s 1999 taxable year;

•	raise up to $350.0 million by selling shares of convertible preferred stock and warrants to purchase shares of New Prison Realty’s common stock to the Fortress/Blackstone investors in a private placement and to New Prison Realty’s existing common stockholders in a $75.0 million rights offering;

•	obtain a new $1.2 billion credit facility;

•	restructure existing management through a newly constituted board of directors and executive management team; and

•	amend New Prison Realty’s existing charter and bylaws to accommodate the Fortress/Blackstone restructuring.

After publicly announcing the proposed Fortress/Blackstone restructuring, during February 2000, New Prison Realty received an unsolicited proposal from Pacific Life Insurance Company with respect to a series of restructuring transactions intended to serve as an alternative to the restructuring proposed by Fortress/Blackstone. Fortress/Blackstone elected not to match the terms of the proposal from Pacific Life. Consequently, the securities purchase agreement with Fortress/Blackstone was terminated, and New Prison Realty and the Operating Company entered into a securities purchase agreement with Pacific Life. Fortress/Blackstone commenced litigation against the companies claiming it was owed compensatory damages of approximately $24.0 million consisting of various fees and expenses under the terms of the agreement. For a discussion of our recent settlement of this litigation, please see the information contained herein under “Legal Proceedings.”

Pacific Life. The companies’ agreement with Pacific Life also contemplated a restructuring of the companies. Under the terms of the Pacific Life restructuring, New Prison Realty proposed to:

•	complete the combination of the companies on substantially identical terms as proposed by Fortress/Blackstone, with New Prison Realty electing to be taxed as a REIT with respect to its 1999 taxable year and operating as a taxable subchapter C corporation commencing with its 2000 taxable year;

•	raise up to $200.0 million in a common stock rights offering to existing stockholders, backstopped 100% by Pacific Life, which would purchase shares of New Prison Realty series B convertible preferred stock in satisfaction of this commitment;

•	issue shares of convertible preferred stock in satisfaction of its remaining 1999 REIT distribution requirements;

•	refinance or renew $1.0 billion of New Prison Realty’s senior secured debt;

•	restructure existing management through a newly constituted board of directors and executive management team; and

•	amend New Prison Realty’s existing charter and bylaws to accommodate the Pacific Life restructuring.

Following the execution of the Pacific Life securities purchase agreement, New Prison Realty began taking the steps necessary to fulfill the conditions to Pacific Life’s obligations under the agreement, including the refinancing or renewal of New Prison Realty’s $1.0 billion senior secured bank credit facility. As part of this process, New Prison Realty consulted with Pacific Life as to the terms of the renewal of the bank credit facility that would be satisfactory to Pacific Life. In June 2000, New Prison Realty obtained a series of amendments to the provisions of the amended and restated credit agreement governing its senior bank credit facility, as further discussed below. After New Prison Realty obtained the June 2000 waiver and amendment, Pacific Life advised New Prison Realty that it required certain information before it could reach a definitive conclusion as to whether the June 2000 waiver and amendment satisfied a required condition contained in the securities purchase agreement. Based on the preliminary review, however, Pacific Life indicated that it had significant concerns with respect to a number of terms. As a result of Pacific Life’s statements, it was unclear to New Prison Realty whether the June 2000 waiver and amendment to the senior bank credit facility would satisfy the condition contained in the securities purchase agreement that the renewal of the senior bank credit facility would be in a form reasonably acceptable to Pacific Life. Also, given the requirements of the June 2000 waiver and amendment that a proxy statement be filed with the SEC by July 1, 2000 with respect to a restructuring of New Prison Realty, on June 30, 2000, the boards of directors of New Prison Realty, Operating Company, PMSI and JJFMSI approved the execution of an agreement with Pacific Life mutually terminating the securities purchase agreement with Pacific Life, and the boards of New Prison Realty and Operating Company approved a comprehensive restructuring. Under the terms of the Pacific Life securities purchase agreement and the mutual termination, the companies were not liable for any fees or material expenses as the result of the termination of the Pacific Life securities purchase agreement and the completion of the restructuring.

The 2000 Restructuring Transactions

June 2000 Waiver and Amendment

In June 2000, New Prison Realty obtained a series of amendments to the provision of the amended and restated credit agreement governing its senior bank credit facility. The June 2000 waiver and amendment waived or addressed all then existing events of default under the provisions of the senior bank credit facility that resulted from: (i) the financial condition of New Prison Realty and Operating Company; (ii) the transactions undertaken by New Prison Realty and Operating Company in an attempt to resolve the liquidity issues of New Prison Realty and Operating Company; and (iii) previously announced restructuring transactions. The June 2000 waiver and amendment also contained certain amendments to the credit agreement, including the replacement of existing financial covenants contained in the credit agreement applicable to New Prison Realty with new financial ratios following completion of the comprehensive restructuring. As a result of the June 2000 waiver and amendment, we began monthly interest payments on outstanding amounts under the senior bank credit facility beginning July 2000.

In obtaining the June 2000 waiver and amendment, New Prison Realty also agreed to complete certain transactions which were incorporated as covenants in the June 2000 waiver and amendment. Pursuant to these requirements, New Prison Realty was obligated to complete a corporate restructuring, including: (i) its merger with Operating Company; (ii) the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year; (iii) the restructuring of its senior management; and (iv) the distribution of shares of its series B cumulative convertible preferred stock, in satisfaction of its remaining 1999 REIT distribution requirement. The June 2000 waiver and amendment also amended the terms of the senior bank credit facility to permit (i) the amendment of the Operating Company leases and the other contractual arrangements between the companies and (ii) the merger of each of PMSI and JJFMSI with New Prison Realty, upon terms and conditions specified in the June 2000 waiver and amendment.

The June 2000 waiver and amendment prohibited: (i) us from settling our then outstanding stockholder litigation for cash amounts not otherwise fully covered by our existing directors’ and officers’ liability insurance policies; (ii) the declaration and payment of dividends with respect to our currently outstanding series A preferred stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company’s then existing revolving credit facility. The June 2000 waiver and amendment also required that we complete the securitization of lease payments (or other similar transaction) with respect to our Agecroft facility located in Salford, England on or prior to February 28, 2001, although such deadline was extended (as described herein).

Merger With Operating Company

We completed our merger with Operating Company effective October 1, 2000. In connection with the completion of the Operating Company merger, we amended our charter to, among other things,

•	remove provisions relating to our qualification as a REIT for federal income tax purposes commencing with our 2000 taxable year,

•	change our name to “Corrections Corporation of America” and

•	increase the amount of our authorized capital stock.

The merger was completed through the merger of Operating Company with and into our wholly-owned operating subsidiary, CCA of Tennessee, Inc., which assumed the operations of the correctional and detention facilities managed by Operating Company prior to the merger. Immediately prior to the merger date, we leased to Operating Company 35 correctional and detention facilities, with a total design capacity of 37,520 beds. Following the completion of the merger, Operating Company ceased to exist, and our wholly-owned subsidiary began operating collectively with us under the “Corrections Corporation of America” name. Following the Operating Company merger, our common stock continued trading on the NYSE, but under the symbol “CXW,” while the symbol for our series A preferred stock was changed to “CXW PrA,” and our series B preferred stock was changed to “CXW PrB.”

In connection with the completion of the Operating Company merger, we issued an aggregate of approximately 1.9 million shares of our common stock (as adjusted for our reverse stock split in May 2001) to the holders of Operating Company’s voting common stock, including the wardens of the facilities operated by Operating Company and certain current and former members of management and key employees of New Prison Realty and Operating Company, and certain outside shareholders of Operating Company. The shares of our common stock issued to the Operating Company wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In addition, we issued warrants to purchase 142,000 shares and 71,000 shares of our common stock with exercise prices of $0.01 per share and $14.10 per share, respectively (as adjusted for our reverse stock split in May 2001), to one of the outside shareholders of Operating Company in consideration for its consent to the Operating Company merger, and warrants to purchase 75,000 shares of our common stock with an exercise price of $33.30 per share to the holders of warrants to purchase shares of Operating Company’s common stock outstanding at the time of the merger. Immediately prior to the merger, we also purchased an aggregate of 400,000 shares of the Operating Company’s common stock from former executive officers of New Prison Realty for $800,000 cash.

The Operating Company merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. The excess of the aggregate purchase price over the assets purchased and liabilities assumed was reflected as goodwill. The Operating Company merger was structured as a tax-free transaction for the Operating Company stockholders that received shares of our company’s common stock in connection with the merger.

As a result of the merger with Operating Company, our wholly-owned subsidiary assumed the $137.0 million CCA Note which was subsequently extinguished. Also, as a result of the merger with Operating Company, all existing Operating Company leases, the trade name use agreement, the business development agreement, the services agreement and the tenant incentive agreement were cancelled. In addition, all shares of Operating Company’s non-voting common stock, all of which shares were owned by us, were cancelled.

Merger With Service Companies

From December 31, 1998 until December 1, 2000, we owned 100% of the non-voting common stock of PMSI and JJFMSI, and were entitled to receive 95% of each company’s net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company’s net income as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI’s and JJFMSI’s respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments.

The June 2000 waiver and amendment permitted our merger with each of PMSI and JJFMSI. On December 1, 2000, we completed the acquisitions of PMSI and JJFMSI. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities with a total design capacity of 13,372 beds, and JJFMSI had contracts to manage 17 correctional and detention facilities with a total design capacity of 9,204 beds. The mergers were completed through the mergers of each of PMSI and JJFMSI with and into our wholly-owned operating subsidiary, CCA of Tennessee, Inc., which assumed the operations of the correctional and detention facilities managed by each of the service companies prior to the mergers.

As a result of the acquisitions of PMSI and JJFMSI on December 1, 2000, all shares of PMSI and JJFMSI common stock held by us and certain subsidiaries of PMSI and JJFMSI were cancelled. In connection with the acquisition of PMSI, we issued approximately 130,000 shares of our common stock (as adjusted for our reverse stock split in May 2001) valued at approximately $0.6 million to the wardens of the correctional and detention facilities operated by PMSI and who were the remaining shareholders of PMSI. The shares of common stock issued to the PMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In connection with the acquisition of JJFMSI, we issued approximately 160,000 shares of our common stock (as adjusted for our reverse stock split in May 2001) valued at approximately $0.7 million to the wardens of the correctional and detention facilities operated by JJFMSI and who were the remaining shareholders of JJFMSI. The shares of our common stock issued to the JJFMSI wardens are also subject to vesting and forfeiture provisions under a restricted stock plan.

The acquisitions of PMSI and JJFMSI were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon the fair value at the date of acquisition. The excess of the aggregate purchase price over the assets purchased and liabilities assumed was reflected as goodwill.

We believe that the corporate restructuring provides a simplified and more stable corporate and financial structure that will create the most value for our stockholders by allowing us to retain earnings and use capital for working capital purposes or to pay-down debt. Further, the restructuring eliminates potential conflicts of interest, which have harmed our credibility in the capital markets, including those conflicts arising out of the landlord-tenant and debtor-creditor relationship that existed between our company and the operations of Operating Company. The restructuring also allows for combined cash flows from our operations and the operations of Operating Company to service the immediate financial and liquidity needs of the combined companies, compared with the restricted use of cash on a separate company basis.

Changes in Board of Directors and Senior Management

In connection with our corporate restructuring, we completed a restructuring of our board of directors and executive management, including the appointment of John D. Ferguson as our new chief executive officer and president and William F. Andrews as the chairman of our board of directors. Further, during the fourth quarter of 2000, and the first quarter of 2001, respectively, we appointed Irving E. Lingo, Jr. as our chief financial officer, and G. A. Puryear IV as our general counsel. In addition, at our 2000 annual meeting of stockholders, our stockholders elected a newly constituted nine-member board of directors, including six independent directors. All of these board members were subsequently re-elected at our 2001 annual meeting of stockholders, with the exception of Jean-Pierre Cuny, who resigned from the board effective May 21, 2001. See “Our Executive Officers and Directors” for further information regarding the biographies of our executive officers and directors.

Changes in Capital Structure

As a result of our highly leveraged capital structure that existed upon completion of the comprehensive restructuring, we have completed various transactions that we believe have improved our financial position. While we have made progress, we continue to evaluate our capital structure and are pursuing a number of transactions that are expected to enhance our financial position primarily through the reduction of debt and lengthened debt maturities, while reducing interest rates and improving the flexibility of our financial covenants. The following information describes our debt and equity capital structure and, where applicable, certain steps we have taken to date in connection with our capital strategy.

Debt Structure

As of December 31, 2001, we had $963.6 million of outstanding indebtedness, consisting of $791.9 million outstanding under the senior bank credit facility due December 31, 2002, $100.0 million of 12% senior notes due 2006, $40.0 million of 10% convertible subordinated notes due 2008, $1.1 million of 10% convertible subordinated notes due 2003, $30.0 million of 8% convertible subordinated notes due 2005, and $0.6 million of other debt.

Senior Bank Credit Facility. In August 1999, we amended and restated our original bank credit facility to increase the amount available from $650.0 million to $1.0 billion. Prior to an amendment and restatement of the senior bank credit facility completed during December 2001, the senior bank credit facility consisted of up to $600.0 million of term loans, which matured December 31, 2002, and up to $400.0 million in revolving loans, which matured January 1, 2002. The senior bank credit facility bore interest at variable rates of interest based on a spread over the base rate or LIBOR (as elected by us), which spread is determined by reference to our credit rating. Prior to the June 2000 waiver and amendment, the spread for the revolving loans ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. Prior to the June 2000 waiver and amendment, the spread for the term loans ranged from 2.25% to 2.5% for base rate loans and from 3.75% to 4.0% for LIBOR rate loans. The senior bank credit facility, similar to the original bank credit facility, is secured by all of our tangible and intangible assets.

During the first quarter of 2000, the ratings on our bank indebtedness, senior unsecured indebtedness and series A preferred stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the senior bank credit facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the LIBOR rate; the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans. The rating on our indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to this rating adjustment.

Following the approval of the requisite senior lenders under the senior bank credit facility, in June 2000, we obtained a series of amendments to the provisions of the credit agreement governing the senior bank credit facility. The June 2000 waiver and amendment waived or addressed all then existing events of default under the provisions of the senior bank credit facility that resulted from: (i) the financial condition of our company and Operating Company; (ii) the transactions undertaken by us and Operating Company in an attempt to resolve the liquidity issues faced by us and Operating Company; and (iii) previously announced restructuring transactions. As a result of the then existing defaults, we were subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000. The June 2000 waiver and amendment also contained certain amendments to the credit agreement, including the replacement of existing financial covenants contained in the senior bank credit facility applicable to us with new financial ratios following completion of the comprehensive restructuring. As a result of the June 2000 waiver and amendment, we began monthly interest payments on outstanding amounts under the senior bank credit facility beginning July 2000.

The June 2000 waiver and amendment prohibited: (i) us from settling our then outstanding stockholder litigation for cash amounts not otherwise fully covered by our existing directors’ and officers’ liability insurance policies; (ii) the declaration and payment of dividends with respect to our currently outstanding series A preferred stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company’s then existing revolving credit facility. The June 2000 waiver and amendment also required us to complete the securitization of lease payments (or other similar transaction) with respect to our Agecroft facility located in Salford, England on or prior to February 28, 2001, although such deadline was extended (as described herein).

As a result of the June 2000 waiver and amendment, we were generally required to use the net cash proceeds received from certain transactions, including the following transactions, to repay outstanding indebtedness under the senior bank credit facility:

•	any disposition of real estate assets;

•	the securitization of lease payments (or other similar transaction) with respect to our Agecroft facility; and

•	the sale-leaseback of our corporate headquarters.

Under the terms of the June 2000 waiver and amendment, we were also required to apply a designated portion of our “excess cash flow,” as such term was defined in the June 2000 waiver and amendment, to the prepayment of outstanding indebtedness under the senior bank credit facility.

As a result of the June 2000 waiver and amendment, the interest rate spreads applicable to outstanding borrowings under the senior bank credit facility were increased by 0.5%. As a result, the range of the spread for the revolving loans became 1.0% to 2.75% for base rate loans and 2.5% to 4.25% for LIBOR rate loans. The resulting range of the spread for the term loans became 2.75% to 3.0% for base rate loans and 4.25% to 4.5% for LIBOR rate loans. Based on our credit rating at that time, the range of the spread for revolving loans was 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the range of the spread for term loans was 3.0% for base rate loans and 4.5% for LIBOR rate loans.

During the third and fourth quarters of 2000, we were not in compliance with certain applicable financial covenants contained in our senior bank credit facility, including (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, we obtained the consent of the requisite percentage of the senior lenders to replace previously existing financial covenants with the following amended financial covenants, each defined in the November 2000 consent and amendment:

•	total leverage ratio;

•	interest coverage ratio;

•	fixed charge coverage ratio;

•	ratio of total indebtedness to total capitalization;

•	minimum EBIDTA; and

•	total beds occupied ratio.

The November 2000 consent and amendment further provided that we would be required to use commercially reasonable efforts to complete a “capital raising event” on or before June 30, 2001. A “capital raising event” was defined in the November 2000 consent and amendment as any combination of the following transactions, which together would result in net cash proceeds of $100.0 million:

•	an offering of our common stock through the distribution of rights to our existing stockholders;

•	any other offering of our common stock or certain types of our preferred stock;

•	issuances of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the senior bank credit facility;

•	certain types of asset sales, including the sale-leaseback of our corporate headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

The November 2000 consent and amendment also contained limitations upon the use of proceeds obtained from the completion of such “capital raising events.” The requirements relating to “capital raising events” contained in the November 2000 consent and amendment replaced the requirement contained in the senior bank credit facility that we use commercially reasonable efforts to consummate a rights offering on or before December 31, 2000. We had considered a distribution of rights to purchase common or preferred stock to our existing stockholders, or an equity investment from an outside investor. However, we determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which we had already contractually agreed to issue, including primarily the issuance of shares of our common stock in connection with the settlement of our stockholder litigation. Further, as a result of our restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of our 2000 financial statements and the filing of our annual report on Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission on April 17, 2001, we were unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if we had been able to negotiate a public or private sale of our equity securities on commercially reasonable terms, our inability to obtain an effective registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of our equity securities likely would have included a requirement that we register with the SEC the resale of our securities issued to a private purchaser thereby also making it impossible to complete any private issuance of our securities. Due to the fact that we would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of our securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

Although we would have technically been able to file a registration statement with the SEC following April 17, 2001, we believe that various market factors, including the depressed market price of our common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain our continued New York Stock Exchange listing, and the uncertainty regarding the maturity of the revolving loans under the senior bank credit facility, made the issuance of additional equity or debt securities commercially unreasonable.

Because the issuance of additional equity or debt securities was deemed unreasonable, we determined that the sale of assets represented the most effective means by which we could satisfy the covenant. During the first and second quarters of 2001, we completed the sale of our Mountain View Correctional Facility for approximately $24.9 million and our Pamlico Correctional Facility for approximately $24.0 million, respectively. During the fourth quarter of 2001, we completed the sale of our Southern Nevada Women’s Correctional Facility for approximately $24.1 million, and are actively pursuing the sale of additional assets. As a result of the foregoing, we believe we demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001. Under terms of an amendment and restatement of the senior bank credit facility obtained in December 2001, as further described below, our obligation to complete the capital raising event was removed.

The maturities of the loans under the senior bank credit facility remained unchanged as a result of the November 2000 consent and amendment. No event of default was declared due to the amendment of the financial covenants obtained in connection with the November 2000 consent and amendment. As a result of the November 2000 consent and amendment, the interest rate applicable to our senior bank credit facility remained unchanged from the rate stipulated in the June 2000 waiver and amendment. This applicable rate, however, was subject to (i) an increase of 25 basis points (0.25%) on July 1, 2001 if we had not prepaid $100.0 million of the outstanding loans under the senior bank credit facility, and (ii) an increase of 50 basis points (0.50%) on October 1, 2001 if we had not prepaid an aggregate of $200.0 million of the loans under the senior bank credit facility. We satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the senior bank credit facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, as further discussed below, and through the lump sum pay-down of $35.0 million of outstanding loans under the senior bank credit facility with cash on hand. Although we applied additional proceeds from the sale of the Southern Nevada Women’s Correctional Facility to further pay-down the senior bank credit facility, we did not satisfy the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the senior bank credit facility. As a result, the interest rates under the senior bank credit facility were increased by 0.50% until the senior bank credit facility was amended and restated in December 2001, as further discussed below.

In January 2001, the requisite percentage of our senior lenders under the senior bank credit facility consented to the issuance of a promissory note in partial satisfaction of our requirements under the definitive settlement agreements relating to our then-outstanding stockholder litigation. The stockholder litigation, including terms of the settlement, is further discussed herein under “Legal Proceedings.”

In March 2001, we obtained an amendment to the senior bank credit facility which: (i) changed the date the securitization of lease payments (or other similar transaction) with respect to our Agecroft facility was required to be consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio, to take into effect any loss of EBITDA that may result from certain asset dispositions, and (iii) modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

The securitization of lease payments (or other similar transaction) with respect to our Agecroft facility did not close by the required date. However, the covenant allowed for a 30-day grace period during which the lenders under the senior bank credit facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, we consummated the Agecroft transaction through the sale of all the issued and outstanding capital stock of Agecroft Properties, Inc., our wholly-owned subsidiary, and used the net proceeds of approximately $65.7 million to pay-down the senior bank credit facility, thereby fulfilling our covenant requirements with respect to the Agecroft transaction.

The senior bank credit facility also contains a covenant requiring us to provide the lenders with audited financial statements within 90 days of our fiscal year-end, subject to an additional five-day grace period. Due to our attempts to close the Agecroft transaction, we did not provide the audited financial statements within the required time period. However, in April 2001, we obtained a waiver from the lenders under the senior bank credit facility of this financial reporting requirement. This waiver also cured the resulting cross-default under our $41.1 million convertible subordinated notes. During the third quarter of 2001, we also obtained waivers from the lenders under the senior bank credit facility to permit the settlement of the Fortress/Blackstone litigation, as further discussed herein under “Legal Proceedings,” and to pay a one-time dividend with respect to the series A preferred stock, which was paid on October 15, 2001.

During December 2001, we completed an amendment and restatement of our existing senior bank credit facility. As part of the December 2001 amendment and restatement, the existing $269.4 million revolving portion of the senior bank credit facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the senior bank credit facility.

Pursuant to terms of the December 2001 amendment and restatement, all loans under the senior bank credit facility bear interest at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option, through June 30, 2002. Following June 30, 2002, the applicable interest rate for all loans under the senior bank credit facility will increase to 6.5% over LIBOR, or 5.5% over the base rate, at our option. In the event we are unable to refinance the entire senior bank credit facility prior to July 1, 2002, we will also be required to pay the lenders under the facility an additional fee equal to 1.0% of the amounts then outstanding under the senior bank credit facility.

As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding series A preferred stock. Under the terms of the December 2001 amendment and restatement, we are permitted to pay quarterly dividends, when declared by the board of directors, on the shares of series A preferred stock, including all dividends in arrears. On December 13, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the period from October 1, 2001 through December 31, 2001 and for all five quarters then unpaid and in arrears, payable on January 15, 2002 to the holders of record of series A preferred stock on December 31, 2001. As a result of the board’s declaration, in January 2002, we paid an aggregate of $12.9 million to shareholders of the series A preferred stock.

If we default under any of our debt covenants, there can be no assurance that we would be able to obtain additional waivers or amendments. If we were to be in default under the senior bank credit facility, and if the senior lenders under the senior bank credit facility elected to exercise their rights to accelerate our obligations under the senior bank credit facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of our senior notes or our convertible subordinated notes, which would have a material adverse effect on our liquidity and financial position. Further, even if the lenders under the senior bank credit facility did not elect to exercise their acceleration rights upon a default under the senior bank credit facility permitting acceleration, the holders of the $40.0 million convertible subordinated notes could require us to repurchase such notes. Unsuccessful attempts to refinance the senior bank credit facility maturing December 31, 2002, or events of default which result in the acceleration of all or a portion of our outstanding debt, would have a material adverse affect on our liquidity and financial position. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a substantial portion of our outstanding indebtedness.

$41.1 Million Convertible Subordinated Notes. During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to $40.0 million in convertible subordinated notes, and, as described below, the $1.1 million convertible subordinated notes issued in June 2000, as a result of our financial condition and a “change of control” arising from our execution of the aforementioned securities purchase agreements with respect to the proposed restructuring led by Fortress/Blackstone, and a similar restructuring subsequently proposed by Pacific Life. This “change of control” gave rise to the right of the holders of such notes, MDP Ventures IV LLC, to require us to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to us. In addition, our defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require us to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, we were obligated, under the original terms of the notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return (increased by 0.5%, as further discussed below), excluding the effect of the default rate of interest, on the $40.0 million principal amount. The contingent interest is payable upon each of December 31, 2003 and upon repayment of the notes unless the holders of the notes elect to convert the notes into our common stock under the terms of the note purchase agreement or unless the price of our common stock meets or exceeds a “target price” as defined in the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes.

In order to address the events of default discussed above, on June 30, 2000, we obtained a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of our common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company merger. The waiver and amendment also increased the contingent interest rate to 15.5% retroactive to the date of issuance of the notes. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to us. The conversion price for the notes has been established at $11.90 per share (as adjusted for our reverse stock split in May 2001), subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices. Under the terms of the waiver and amendment, the distribution of our series B preferred stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, we do not believe that the distribution of shares of our common stock in connection with the settlement of all outstanding stockholder litigation against us, as described below, causes an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90 per share, the $40.0 million convertible subordinated notes are convertible into approximately 3.4 million shares of common stock, as adjusted for the reverse stock split in May 2001.

In connection with the waiver and amendment to the note purchase agreement, we issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes were convertible, at an adjusted conversion price of $11.90 per share (as adjusted for our reverse-stock split during May 2001), into an additional 0.1 million shares (as adjusted for our reverse-stock split during May 2001) of common stock. After giving consideration to the issuance of these additional notes, we have made all required interest payments under the $41.1 million convertible subordinated notes. On January 14, 2002, MDP elected to convert the $1.1 million convertible subordinated notes into approximately 0.1 million shares of common stock.

Under the terms of a registration rights agreement with the holders of the $41.1 million convertible subordinated notes, we are required to use our best efforts to file and maintain with the SEC an effective shelf registration statement covering the future sale by the holders of the shares of common stock to be issued upon conversion of the notes. As a result of the completion of the restructuring, as previously discussed herein, we were unable to file such a registration statement with the SEC prior to the filing of our 2000 Form 10-K with the SEC on April 17, 2001. Following the filing of our Form 10-K, we commenced negotiations with MDP with respect to an amendment to the registration rights agreement to defer our obligations to use our best efforts to file and maintain the registration statement. MDP later informed us that it would not complete such an amendment. As a result, we completed and filed a shelf registration statement with the SEC on September 13, 2001, which became effective on September 26, 2001, in compliance with this obligation.

$30 Million Convertible Subordinated Notes. Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to our $30.0 million convertible subordinated notes as a result of our financial condition and as a result of the restructuring. However, on June 30, 2000, we obtained a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum, from 7.5% to 8.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of our common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to us.

The conversion price for the notes has been established at $10.68 per share (as adjusted for our reverse stock split during May 2001), subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices. Under the terms of the waiver and amendment, the distribution of our series B preferred stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of our common stock in connection with the settlement of all outstanding stockholder litigation against us, as described below, does cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of our common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of our common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. We currently estimate that the $30.0 million convertible subordinated notes will be convertible into approximately 3.4 million shares (as adjusted for our reverse stock split during May 2001) of our common stock once all of the shares under the stockholder litigation settlement have been issued.

At December 31, 2000, we were in default under the terms of the note purchase agreement governing the $30.0 million convertible subordinated notes due to our failure to comply with the total leverage ratio financial covenant. However, in March 2001, we obtained a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to us.

Operating Subsidiary Revolving Credit Facility. On September 15, 2000, Operating Company entered into a $50.0 million revolving credit facility with Lehman Commercial Paper, Inc., also the administrative agent under the senior bank credit facility. This facility was assumed by our wholly-owned operating subsidiary in connection with the Operating Company merger on October 1, 2000. The facility, which bears interest at an applicable prime rate plus 2.25% and matures on December 31, 2002, is secured by the accounts receivable and all other assets of our operating subsidiary.

Equity Structure

Common Stock. In connection with the restructuring and related transactions completed in the fourth quarter of 2000, we engaged in a series of transactions which resulted in the issuance of additional shares of common stock and securities convertible into shares of common stock. The common stock prices and shares discussed in this section have been adjusted to reflect the reverse stock split in May 2001, as further discussed below.

•	On October 1, 2000, we issued approximately 1.9 million shares of common stock in connection with the Operating Company merger, including 1.1 million shares to Baron and Sodexho, the holders of approximately 34% of the outstanding common stock of Operating Company. In addition, we issued warrants to Baron to purchase approximately 142,000 shares of common stock at an exercise price of $0.01 per share and warrants to purchase approximately 71,000 shares of common stock at an exercise price of $14.10 per share in consideration for Baron’s consent to the Operating Company merger. Further, we assumed the obligation to issue up to approximately 75,000 shares of common stock, at a price of

$33.30 per share to the holders of warrants to purchase shares of Operating Company’s common stock outstanding at the time of the merger.

•	On December 1, 2000, we issued approximately 288,000 shares of common stock to the wardens of the facilities operated by the service companies in connection with the acquisitions of PMSI and JJFMSI.

•	During October and December 2000, we issued approximately 9.5 million shares of common stock pursuant to the conversion of our series B preferred stock into shares of common stock, as further discussed below.

•	In February 2001, we received court approval, which became final in March 2001, of the revised terms of the definitive settlement agreements regarding the “global” settlement of all outstanding stockholder litigation against us and certain of our existing and former directors and executive officers. Pursuant to the terms of the settlement, we will issue to the plaintiffs and plaintiffs’ counsel:

•	an aggregate of approximately 4.7 million shares of common stock;

•	an aggregate $29.0 million subordinated promissory note; and

•	approximately $47.5 million in cash payable solely from the proceeds of insurance policies.

During March and April of 2001, we issued approximately 1.6 million shares of our common stock under terms of the settlement to the plaintiffs’ counsel in the actions. Additionally, on December 31, 2001, approximately 2.8 million shares of common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note was extinguished in full in January 2002 as the result of the average closing price of our common stock meeting or exceeding a price of $16.30 per share for fifteen consecutive trading days following the issuance of the note. Upon completion of the settlement claims process in the state court portion of the stockholder litigation, we anticipate issuing approximately 310,000 additional shares of common stock to the eligible state class claimants. We will also issue a $2.9 million subordinated promissory note payable to the eligible claimants similar to the note issued in the federal settlement, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the issuance of such note and prior to January 2, 2009, the maturity date of the note. Additionally, to the extent the common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs in the state settlement appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to its maturity. We currently expect the settlement claims process in the state portion of the stockholder litigation to be completed during the first half of 2002.

•	On December 13, 2000, our stockholders approved a reverse stock split of our common stock at a ratio to be determined by the board of directors of not less than one-for-ten and not to exceed one-for-twenty. Our board of directors subsequently declared a one-for-ten reverse stock split of our common stock, which became effective May 18, 2001. The reverse stock split satisfied a condition of continued listing of our common stock on the NYSE. Additionally, we believe the reverse stock split has encouraged greater interest in our stock by the financial community and investing public.

Series A Preferred Stock. As of December 31, 2001, we had 4.3 million shares of series A preferred stock outstanding. In connection with the June 2000 waiver and amendment, we were prohibited from declaring or paying any dividends with respect to our outstanding series A preferred stock until such time as we raised at least $100 million in equity. Dividends with respect to the series A preferred stock continued to accrue under the terms of our charter until such time as payment of such dividends was permitted under the terms of the senior bank credit facility. Under the terms of our charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the series A preferred stock will have the right to vote for the election of two additional directors to our board of directors.

During the third quarter of 2001, we received a consent and waiver to the senior bank credit facility, which allowed us to declare a dividend on shares of series A preferred stock. On September 28, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the first quarter of previously accrued and unpaid dividends on the shares, payable on October 15, 2001 to the holders of record of our series A preferred stock on October 5, 2001. As a result of this declaration, the holders of our series A preferred stock were entitled to receive $0.50 per share for every share of series A preferred stock they held on the record date. The cash paid as the dividend was based on a dividend rate of 8.0% per annum of the stock’s stated value ($25.00). Approximately $2.2 million was paid on October 15, 2001 as a result of this dividend.

In connection with the December 2001 amendment and restatement of the senior bank credit facility, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding series A preferred stock. Under the terms of the December 2001 amendment and restatement, we are permitted to pay quarterly dividends on the shares of our issued and outstanding series A preferred stock, including all dividends in arrears.

On December 13, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the fourth quarter of 2001 and all five quarters of previously accrued and unpaid dividends on the shares, payable on January 15, 2002 to the holders of record of our series A preferred stock on December 31, 2001. As a result of this declaration, the holders of our series A preferred stock were entitled to receive $3.00 per share for every share of series A preferred stock they held on the record date. The cash paid as the dividend was based on a dividend rate of 8.0% per annum of the stock’s stated value ($25.00). Approximately $12.9 million was paid on January 15, 2002 as a result of this dividend.

The payment of the dividends in arrears on the series A preferred stock, combined with the extension of the maturity date of the revolving loans outstanding under the senior bank credit facility, contributed to an upgrade of the ratings on our indebtedness. On December 14, 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”. These upgrades followed an upgrade in the ratings outlook from Standard & Poor’s on September 4, 2001, to positive from negative .. On that date, Standard & Poor’s also reaffirmed the “B” senior secured and corporate credit ratings, as well as the “CCC+” rating on our senior unsecured indebtedness.

Series B Preferred Stock. In order to satisfy the REIT distribution requirements with respect to our 1999 taxable year, we issued approximately 7.5 million shares of a newly created series B preferred stock to shareholders of our common stock, as a stock dividend. The series B preferred stock was distributed to common stockholders of record on September 14, 2000, in the amount of five shares of series B preferred stock for every 100 shares of common stock held by the stockholder. The series B preferred stock was convertible into shares of common stock during two separate conversion periods during the fourth quarter of 2000, the last of which expired on December 20, 2000, at a conversion price based on the average closing price of our common stock on the NYSE during the ten trading days prior to the first day of each applicable conversion period, subject to a floor of $1.00. During the two conversion periods, approximately 4.2 million shares of series B preferred stock were converted into approximately 9.5 million shares of common stock (as adjusted for our reverse stock split in May 2001). The shares of series B preferred stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of our common stock.

The shares of series B preferred stock we issued provide for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock.

During 2001, we issued approximately 452,000 shares of series B preferred stock in satisfaction of the regular quarterly distributions. We may call the shares of series B preferred stock at a price per share equal to the stated value of $24.46, plus any accrued dividends, at anytime after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of our senior notes, due 2006.

Capital Strategy

Since the comprehensive restructuring of the company was completed in the fourth quarter of 2000, we have focused on selling assets to pay-down debt, resolving certain outstanding litigation against us, increasing occupancy, improving operating margins, addressing short-term debt maturities, and positioning our capital structure for future opportunities. During 2001, we achieved the following accomplishments:

•	During the first quarter of 2001, we obtained final court approval of the settlements of a series of outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against us and certain of our former directors and executive officers. The final terms of the settlement agreements provided for the “global” settlement of all such outstanding stockholder litigation.

•	In March 2001, we completed the sale of our Mountain View Correctional Facility, located in Spruce Pine, North Carolina, for a net sales price of approximately $24.9 million, utilizing the net proceeds to pay-down debt.

•	In April 2001, we completed the sale of our Agecroft facility, located in Salford, England, for a net sales price of approximately $65.7 million, utilizing the net proceeds to pay-down debt. The completion of this transaction also satisfied a covenant under the terms of our senior bank credit facility.

•	In May 2001, we completed a one-for-ten reverse stock split of our common stock. The reverse stock split satisfied a condition of continued listing of our common stock on the NYSE. We also believe this reverse stock split has encouraged greater interest in our stock by the financial community and investing public.

•	In June 2001, we completed the sale of our Pamlico Correctional Facility, located in Bayboro, North Carolina, for a net sales price of approximately $24.0 million, utilizing the net proceeds to pay-down debt.

•	In June 2001, we utilized $35.0 million of cash on hand to pay-down our senior bank credit facility.

•	In August 2001, we entered into a definitive agreement to settle litigation regarding fees and expenses we allegedly owed to an entity formed by a group of institutional investors, as a result of the termination of a securities purchase agreement related to our proposed corporate restructuring in 2000 led by the Fortress/Blackstone investment group. In July 2001, we also agreed to a settlement in full satisfaction of a disputed invoice from Merrill Lynch for services as our financial advisor in connection with the corporate restructuring.

•	In September 2001, we completed and filed a registration statement with the SEC, which was declared effective in September 2001, satisfying a covenant under the terms of our $41.1 million convertible subordinated notes to register the shares into which the notes would convert.

•	In September 2001, Standard & Poor’s upgraded our credit ratings outlook to positive from negative, and reaffirmed the “B” senior secured and corporate credit ratings, as well as the “CCC+” rating on our senior unsecured indebtedness.

•	In October 2001, we completed the sale of our Southern Nevada Women’s Correctional Facility, located in Las Vegas, Nevada, for a net sales price of approximately $24.1 million, utilizing the net proceeds to pay-down debt. We continue to manage this facility subsequent to the sale pursuant to a contract with the State of Nevada.

•	In December 2001, we completed an amendment and restatement of our existing senior bank credit facility, extending the maturity date of the revolving portion of the facility to December 31, 2002, to coincide with the maturity of the term portion of the facility.

•	The amendment and restatement of our senior bank credit facility also removed the restriction on our ability to pay cash dividends on the shares of our series A preferred stock. During December 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the fourth quarter of 2001 and all five quarters of previously accrued and unpaid dividends on the shares totaling approximately $12.9 million, which was paid January 15, 2002, bringing current all dividends on such shares.

•	In December 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”.

•	In December 2001, we issued a $26.1 million promissory note in partial satisfaction of the “global” settlement of the stockholder litigation brought in federal court, which became extinguished in January 2002 under the terms of the settlement and promissory note, as the average closing price of our common stock met or exceeded a “termination price” of $16.30 per share for fifteen consecutive trading days following the issuance of the note.

•	Average occupancy increased to 88.5% during 2001 from 84.8% during 2000, despite losing approximately 1,300 inmates from a contract with the District of Columbia due to a new law mandating that the BOP assume jurisdiction of all D.C. offenders by the end of 2001.

•	Facility operating margins improved to 23.1% during 2001 from 18.0% during 2000.

•	During 2001, we paid-down approximately $189.0 million in total debt through a combination of cash generated from asset sales, as discussed above, and internally generated cash.

We believe these accomplishments have improved our leverage ratios and overall financial position, improving our ability to refinance our maturing indebtedness, including primarily the senior bank credit facility, which matures December 31, 2002. We expect to complete a comprehensive refinancing of the senior bank credit facility during the first half of 2002 through short-term senior secured debt or through a combination of senior secured bank debt and senior unsecured debt with longer maturities. The combination and amount of secured bank debt and senior unsecured debt, and consequently, the blended interest rates associated with such a refinancing, however, will be somewhat dependent upon market conditions and the outcome of our discussions with the BOP regarding a potential sale of our Northeast Ohio Correctional Center, as well as the potential award of a contract for up to 1,500 inmates under the BOP’s CAR II proposal. There can be no assurance that we will be successful in our negotiations to sell any additional assets, including the Northeast Ohio Correctional Center, or that we will be awarded the CAR II contract from the BOP.

We expect that we will be able to complete a refinancing of our senior bank credit facility during the first half of 2002 on favorable terms even without the positive outcome of either of these transactions. However, we believe the sale of our Northeast Ohio Correctional Center would significantly improve our leverage ratios, while we believe an award of the CAR II contract would provide us with an increase in operating cash flows, enhancing the terms of a refinancing. We believe that either of these transactions could also result in an improvement in our credit ratings, further improving the terms of a refinancing. Without firm commitments from the BOP to complete these transactions, however, we expect to be able to complete a refinancing weighted toward shorter-term maturities with flexible prepayment provisions. Nonetheless, there can be no assurance that we will be able to complete a refinancing of our senior bank credit facility prior to its maturity on December 31, 2002, on commercially reasonable or any other terms. Unsuccessful attempts to refinance the senior bank credit facility would have a material adverse affect on our liquidity and financial position.

Financial Information About Industry Segments

We are currently engaged primarily in the business of owning, operating and managing correctional and detention facilities, as well as providing prisoner transportation services for government agencies. As of December 31, 2001, we owned and managed 36 correctional and detention facilities, and managed an additional 28 correctional and detention facilities owned by governmental agencies. During the second quarter of 2001, management began viewing our operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included elsewhere in this annual report. Owned and managed facilities include the operating results of those facilities we own and manage. Managed-only facilities include the operating results of those facilities owned by a third party and managed by us. We measure the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. We define facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of our facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one operating segment. The financial information and disclosures required under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are included in this annual report as of and for the year ended December 31, 2001 referred to in the index to financial statements commencing on page F-1.

Government Regulation

Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, we have been subject to these laws, rules, ordinances and regulations. In addition, we are also subject to these laws, ordinances and regulations as the result of our, and our subsidiaries’, operation and management of correctional and detention facilities. The cost of complying with environmental laws could materially adversely affect our financial condition and results of operations.

Phase I environmental assessments have been obtained on substantially all of the facilities we currently own. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of such facilities, review of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environmental assessment reports do not reveal any environmental contamination that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. In addition, environmental conditions on properties we own may affect the operation or expansion of facilities located on the properties.

Business Regulations. The industry in which we operate is subject to extensive federal, state and local regulations, including educational, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, there can be no assurance that future legislation would not have such an effect.

Americans with Disabilities Act. The correctional and detention facilities we operate and manage are subject to the Americans with Disabilities Act of 1990, as amended. The Americans with Disabilities Act, or the ADA, has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. These requirements became effective in 1992. We continue to monitor our facilities for compliance with the ADA in order to conform to its requirements. Compliance with the ADA requirements could require removal of access barriers and other modifications or capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Although we believe we are in compliance, any additional expenditures incurred in order to comply with the ADA at our facilities, if required, would not have a material adverse effect on our business and operations.

Insurance

We maintain a general liability insurance policy of $5.0 million for each facility we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, workers’ compensation and directors and officers liability. In addition, each of our leases with third-parties provides that the lessee will maintain insurance on each leased property under the lessee’s insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers’ compensation. Under each of these leases, we have the right to periodically review our lessees’ insurance coverage and provide input with respect thereto.

Insurance expense represents a significant component of our operating expenses. Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in overall claims experience in general. We continue to incur increasing insurance expense due to adverse claims experience. We are developing a strategy to improve the management of our future loss claims but can provide no assurance that this strategy will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability insurance could adversely impact our results of operations and cash flows.

Employees

As of December 31, 2001, we employed 14,941 full-time employees and 215 part-time employees. Of such employees, 203 were employed at our corporate offices and 14,953 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 515 employees at four of our facilities are represented by labor unions. We are also currently negotiating in good faith with organized labor representing approximately 95 employees at two of our facilities. In addition, in March 2002 employees at another facility elected to be represented by a union with respect to future negotiations with respect to approximately 411 employees at such facility, although at this time the nature and extent of such future negotiations have not been determined. In the opinion of management, overall employee relations are generally considered good.

Competition

The correctional and detention facilities we operate and manage, as well as those facilities we own and are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of the quality and range of services offered, our experience in the operation and management of correctional and detention facilities and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies including, but not limited to, Wackenhut Corrections Corporation, Correctional Services Corporation, and Cornell Companies, Inc.. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions and the age of the general population.

Risk Factors

As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation involving us. In addition, as a result of our operation so as to preserve our ability to qualify as a REIT for the year ended December 31, 1999, we are also currently subject to certain tax related risks. We are also subject to risks and uncertainties associated with the demands placed on our capital and liquidity associated with our current capital structure. These risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere.

We Are Subject to Risks Associated with the Corrections and Detention Industry

General. As of December 31, 2001, we operated 64 correctional and detention facilities, including 36 that we own. The facilities we managed had a total design capacity of approximately 61,000 beds in 21 states, the District of Columbia and Puerto Rico. Accordingly, we are subject to the operating risks associated with the corrections and detention industry, including those set forth below. See “Business” for a complete description of our business operations.

We are Subject to Fluctuations in Occupancy Levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy rates. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average system-wide occupancy for our facilities during 2001 and 2000 was 88.5% and 84.8%, respectively. There can be no assurance, however, that occupancy rates will not decrease below these levels in the future.

We Are Subject to the Termination or Non-Renewal Nature of Our Government Contracts. We typically enter into facility management contracts with government entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. No assurance can be given that any agency will exercise a renewal option in the future. The contracting agency typically may also terminate a facility contract at any time without cause. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operation and liquidity, including our ability to secure new facility management contracts from others.

Competition for Inmates May Adversely Affect the Profitability of Our Business. We compete with government entities and other private operators on a basis of costs, quality and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, there is no assurance that these barriers will be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. Since we are paid on a per-diem basis with no minimum guaranteed occupancy under certain of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.

We Are Dependent on Government Appropriations. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payments to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, as a result of, among other things, the recent economic developments and the even ts of September 11, 2001, federal, state and local governments have and may encounter unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested to reduce our existing per diem contract rates or forgo prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Public Resistance to Privatization of Correctional and Detention Facilities Could Result in Our Inability to Obtain New Contracts or the Loss of Existing Contracts. The operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facilities should only be operated by governmental agencies.

Moreover, negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to us, and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

Our Ability to Secure New Contracts to Develop and Manage Correctional and Detention Facilities Depends on Many Factors Outside Our Control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing the demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require us to have sufficient capital resources to compete effectively. We may not be able to obtain these capital resources when needed. Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site.

Failure to Comply with Unique and Increased Governmental Regulation Could Result in Material Penalties or Non-Renewal or Termination of Our Contracts to Manage Correctional and Detention Facilities. The industry in which we operate is subject to extensive federal, state and local regulations, including education, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, there can be no assurance that future legislation would not have such an effect.

Government Agencies May Investigate and Audit Our Contracts and, if any Improprieties are Found, We May Be Required to Refund Revenues We Have Received, to Forego Anticipated Revenues and May Be Subject to Penalties and Sanctions, Including Prohibitions on our Bidding in Response to RFPs. Certain of the government agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid in response to RFP’s in one or more jurisdictions.

We Depend on a Limited Number of Governmental Customers for a Significant Portion of Our Revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, INS or USMS or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the BOP, INS and USMS, accounted for approximately 28% of our total revenues for the fiscal year ended December 31, 2001, with the BOP accounting for approximately 13% of our total revenues for such period.

We Are Dependent Upon Our Senior Management and Our Ability to Attract and Retain Sufficient Qualified Personnel

We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our chief executive officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. Although we have entered into employment agreements with certain of these individuals, we can provide no assurances of the continued services of our senior management.

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers and other personnel. The success of our business requires that we attract, develop and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could adversely affect our business and operations.

We Are Subject to Necessary Insurance Cost

Workers’ compensation and general liability insurance represent significant costs to us. We continue to incur increasing insurance costs due to adverse claims experience. In addition, since the events of September 11, 2001, liability insurance has become more difficult and costly to obtain. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

We May be Adversely Affected by Increases in Inflation

Most of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and benefits of our employees, increase at rates faster than increases, if any, in management fees, then our profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Inflation”.

We Are Subject to Legal Proceedings Associated with Owning and Managing Correctional and Detention Facilities

Our ownership and management of correctional and detention facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner’s escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant, and may not be covered by insurance. Even in cases covered by insurance, our deductible may be significant. See “Legal Proceedings” for a description of certain outstanding litigation against us associated with owning and managing correctional and detention facilities.

We Are Subject to Tax Related Risks

In connection with our merger with Old CCA on December 31, 1998, we assumed the tax obligations of Old CCA. The IRS has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and is currently auditing our federal tax returns for the taxable year ended December 31, 2000. We have received the IRS agent’s report related to 1998 and 1997 and are currently appealing certain of those findings with the Appeals Office of the IRS. Included in the agent’s report for 1998 and 1997 is a determination by the IRS to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to us of approximately $46.8 million, not including penalties and interest. While we are currently unable to predict the ultimate outcome of these IRS audits, it is possible that such audits will result in claims against us in excess of reserves currently recorded.

In connection with the IRS’s audit of our 2000 federal tax return, the agent conducting the audit has indicated that the IRS may disallow a loss we claimed as the result of our forgiveness in September 2000 of certain indebtedness with Operating Company. The IRS, however, has not made any assessment of tax liability against us to date. In the event the IRS does make such an assessment and prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe, based on consultation with our tax advisors, that we will be able to successfully defend our positions. Accordingly, we have not established a reserve for this matter. No assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

In addition, although the IRS has concluded its audit of our federal tax return for the taxable year ended December 31, 1999, the statute of limitations for such taxable year still has not expired. Thus, our election of REIT status for 1999 remains subject to review by the IRS generally until the expiration of three years from the date of filing of our 1999 federal tax return. While we believe that we met the qualifications as a REIT for 1999, qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there is only limited judicial and administrative interpretations. Should the IRS subsequently disallow our election to be taxed as a REIT for the 1999 taxable year, we would be subject to income taxes and interest on our 1999 taxable income and possibly could be subject to penalties, which would have an adverse impact on our financial position, results of operations and cash flows. To the extent that any IRS audit adjustments, including any adjustments resulting from the audit of Old CCA’s 1997 and 1998 tax returns, increase the accumulated earnings and profits of Old CCA, we could be required to make additional distributions of such to our stockholders, either in cash or through the issuance of certain types of our securities, in order to preserve our REIT status for our 1999 taxable year. With respect to an increase in Old CCA’s earnings and profits for 1997 and 1998, if the IRS ultimately increases taxable income as described above and requires us to distribute the full amount of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties paid by us), we would be required to distribute approximately $70.5 million in cash or securities to our stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of our senior bank credit facility, however, we would not be permitted to satisfy any such obligation with cash.

We Are Subject to Risks Associated with Ownership of Real Estate

We Are Subject to General Real Estate Risks. Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses which exceed the limits of insurance coverage. See “Business — Insurance.”

We May be Unable to Sell Assets or Receive Sales Proceeds at Expected Levels. As of December 31, 2001, we were holding for sale numerous assets, including six parcels of land, one correctional facility leased to a governmental agency, and one correctional facility leased to a private operator, with an aggregate book value of approximately $22.3 million. Additionally, we have had discussions with various parties regarding the potential sale of additional assets. We expect to use the net proceeds from any of such sales to repay outstanding indebtedness. Our ability to refinance or renew indebtedness could be adversely affected if we are not able to sell a sufficient number of assets, or if the proceeds received from such sales do not achieve expected levels. See “ — The 2000 Restructuring and Related Transactions” for a complete discussion of our efforts to sell designated assets and apply the proceeds from such sales to our outstanding indebtedness.

Options to Purchase and Reversions Could Adversely Affect Our Investments. Nine of our facilities are or will be subject to an option to purchase by certain government agencies. If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much revenue as the property acquired by the government entity. In addition, ownership of three of the facilities will, upon the expiration of a specified time period, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio” herein for a description of the terms and conditions of these options to purchase and reversions.

We Are Subject to Refinancing Risk and Risk of Default

A Significant Portion of Our Indebtedness Matures December 31, 2002. Our senior bank credit facility currently consists of $791.9 million in term loans which mature December 31, 2002. The senior bank credit facility bears interest at a floating rate calculated from either the LIBOR rate or an applicable base rate, at our election. We are generally required to use the net cash proceeds received from certain transactions, including the following transactions, to repay our outstanding indebtedness under the senior bank credit facility:

•	any disposition of real estate assets; and

•	the sale-leaseback of our corporate headquarters.

We are also required to apply a designated portion of our “excess cash flow,” as such term is defined in the amendment, to the prepayment of outstanding indebtedness under the senior bank credit facility. We believe that we will be able to refinance or renew the senior bank credit facility prior to or upon maturity; however, there can be no assurance that the we will be able to refinance or renew such indebtedness on commercially reasonable or any other terms. We do not have sufficient working capital to satisfy our obligations in the event we are unable to refinance or renew the senior bank credit facility upon maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ — The 2000 Restructuring and Related Transactions” for more complete discussions of the provisions of our senior bank credit facility.

We Are Restricted in Our Ability to Incur Additional Debt. Our senior bank credit facility also contains restrictions upon our ability to incur additional debt and requires us to maintain specified financial ratios. These provisions may also restrict our ability to obtain additional debt capital or limit our ability to engage in certain transactions. These restrictions may inhibit our ability to fund capital expenditures or operating expenses when required. However, in the future we may refinance all or a portion of our indebtedness, including our senior bank credit facility, and incur more debt as a result. The incurrence of additional indebtedness, and the potential issuance of additional debt securities, may result in increased interest expense. Additionally, the incurrence of additional indebtedness may result in an increased risk of default, and increase our exposure to the risks associated with debt financing and access to debt markets to fund future growth at an acceptable cost.

We Could Default on Our Indebtedness. As of December 31, 2001, our debt consisted primarily of $791.9 million outstanding under our senior bank credit facility, $100.0 million of 12.0% senior notes, $41.1 million of 10.0% convertible subordinated notes and $30.0 million of 8.0% convertible subordinated notes. We also had $50.0 million available under a revolving credit facility with a $50.0 million capacity. Terms of our indebtedness contain financial and non-financial covenants. These terms are further described in the notes to our financial statements and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Failure to comply with these covenants could result in the acceleration of all or a significant portion of our indebtedness. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations", which contains discussions of the impact of a default under the terms of our existing indebtedness, and our projected compliance.

Our Indebtedness is Subject to a Risk of Cross-Default. We currently believe that we are in compliance with the financial and other covenants under our senior bank credit facility and under the terms of our other indebtedness. The provisions of our debt agreements related to the senior bank credit facility, the $40.0 million convertible subordinated notes, the $30.0 million convertible subordinated notes, and the 12.0% senior notes contain certain cross-default provisions. Any events of default under the senior bank credit facility which give rise to the ability of the lenders under the senior bank credit facility to exercise their acceleration rights result in an event of default under our $40.0 million convertible subordinated notes. Any events of default under our senior bank credit facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under our $30.0 million convertible subordinated notes and the 12.0% senior notes. Additionally, any events of default under the $40.0 million convertible subordinated notes, the $30.0 million convertible subordinated notes and the 12.0% senior notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under our senior bank credit facility.

If we were to be in default under our senior bank credit facility, and if the lenders under the senior bank credit facility elected to exercise their rights to accelerate our obligations under the senior bank credit facility, such events could result in the acceleration of all or a portion of our $40.0 million convertible subordinated notes, our $30.0 million convertible subordinated notes and our 12.0% senior notes, which would have a material adverse effect on our liquidity and financial position. Additionally, under the terms of our $40.0 million convertible subordinated notes, even if the lenders under the senior bank credit facility did not exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require us to repurchase such notes upon an event of default under the senior bank credit facility permitting acceleration. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ — The 2000 Restructuring and Related Transactions,” which contain discussions of the impact of a default under the terms of our existing indebtedness.

Because Portions of Our Indebtedness Have Floating Rates, a General Increase in Interest Rates Will Adversely Affect Cash Flows. Our senior bank credit facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect our cash flows. In accordance with terms of the senior bank credit facility, we have entered into certain swap arrangements guaranteeing that we will not pay an index rate greater than 6.51% on outstanding balances of at least $325.0 million through December 31, 2002. There can be no assurance that these interest rate protection provisions will be effective, or that once the interest rate protection agreement expires, we will enter into additional interest rate protection agreements. See “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our exposure to interest rate increases.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2001 are described under Item 1. and in Note 7 of the Notes to the Financial Statements contained in this annual report.

ITEM 3. LEGAL PROCEEDINGS

Proceedings/Litigation Against Us That Have Been Resolved

During the first quarter of 2001, we obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against us and certain of our former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the “global” settlement of all such outstanding stockholder litigation against us brought as the result of, among other things, agreements entered into by us and Operating Company in May 1999 to increase payments we made to Operating Company under the terms of certain agreements, as well as transactions relating to the proposed corporate restructurings led by the Fortress/Blackstone investment group and Pacific Life Insurance Company. Pursuant to the terms of the settlements, we agreed to issue or pay to the plaintiffs (and their respective legal counsel) in the actions: (i) an aggregate of 4.7 million shares of common stock (as adjusted for the reverse stock split in May 2001); (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

Pursuant to the terms of the settlement agreements, the promissory note would be due January 2, 2009, and accrue interest at a rate of 8.0% per year. Pursuant to the terms of the settlements, the note and accrued interest may be extinguished if our common stock price meets or exceeds a “termination price” equal to $16.30 per share for any fifteen consecutive trading days following the note’s issuance and prior to the maturity date of the note. Additionally, to the extent our common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. We accrued the estimated obligation of approximately $75.4 million associated with the stockholder litigation during the third quarter of 2000.

During March and April of 2001, we issued approximately 1.6 million shares of our common stock, as adjusted for the reverse stock split, under the settlement to the plaintiffs’ counsel in the actions. Additionally, during the fourth quarter of 2001, we issued approximately 2.8 million shares of common stock, as adjusted for the reverse stock split, along with a $26.1 million promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note was extinguished in full in January 2002 as the result of the average closing price of our common stock meeting or exceeding a price of $16.30 per share for fifteen consecutive trading days following the issuance of the note. The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 310,000 additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the issuance of such note and prior to its maturity in 2009.

On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C. v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement related to the proposed corporate restructuring led by the Fortress/Blackstone investment group. The complaint alleged that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asked for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief. During August 2001, we entered into a definitive agreement to settle this litigation. Under terms of the agreement, we made a cash payment of $15.0 million to the plaintiffs in full settlement of all claims. During 2000, we recorded an accrual reflecting the estimated liability of this matter.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act, including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transactions, and otherwise. The plaintiffs were seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees. We have entered into a definitive agreement with the plaintiffs to settle their claims against us, which was preliminarily approved by the court during the first quarter of 2002. During 2000, we recorded an accrual reflecting the estimated liability of this matter.

Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. These suits claim unspecified compensatory and punitive damages, as well as certain statutory costs. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys’ fees. However, during the second quarter of 2001, we reached an agreement in principle with all plaintiffs to settle their asserted and unasserted claims against us, and we subsequently executed a definitive settlement agreement which was approved by the court, with the full settlement funded by insurance.

Outstanding Proceedings/Litigation Against Us and Our Subsidiaries

In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against our inmate transportation subsidiary, TransCor America, LLC. The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. No trial date has been set. Both former employees were subject to criminal charges in Houston, Harris County, Texas; one has pleaded guilty to a criminal civil rights violation, and the other was convicted of sexual assault. TransCor is defending this action vigorously. We expect that a portion of any of TransCor’s liabilities resulting from this litigation will be covered by liability insurance; however, the insurance carrier and TransCor are in litigation over various coverage issues relating to this lawsuit. TransCor has recorded an accrual reflecting management’s best estimate of the ultimate outcome of this matter based on consultation with legal counsel. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by TransCor, such liability could have a material adverse effect upon the business, results of operations and financial position of TransCor and, potentially, us and our other subsidiaries.

In addition to the above legal matters, the nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees or others. In the opinion of management, other than the outstanding litigation discussed above, there are no pending legal proceedings that would have a material effect on our consolidated financial position or results of operations for which we have not established adequate reserves.

Other Commitments

We received an invoice, dated October 25, 2000, from Merrill Lynch & Co. for $8.1 million for services as our financial advisor in connection with the restructuring. Prior to their termination in the third quarter of 2000, Merrill Lynch served as a financial advisor to us and our board of directors in connection with the restructuring. Merrill Lynch claimed that our merger with Operating Company constituted a “restructuring transaction,” which Merrill Lynch further contended triggered certain fees under engagement letters allegedly entered into between Merrill Lynch and us, and Merrill

Lynch and Operating Company management, respectively. In July 2001, Merrill Lynch agreed to accept payment of $3.0 million in three $1.0 million installment payments over a one year period in full and complete satisfaction of the invoice. As of December 31, 2001, we had paid $2.0 million to Merrill Lynch in connection with the satisfaction of this obligation.

Income Tax Contingencies

In connection with our merger with Old CCA on December 31, 1998, we assumed the tax obligations of Old CCA. The IRS has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and is currently auditing our federal tax returns for the taxable year ended December 31, 2000. We have received the IRS agent’s report related to 1998 and 1997, which includes a determination by the IRS to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to us of approximately $46.8 million, not including penalties and interest. We are currently appealing the IRS’s preliminary findings with the Appeals Office of the IRS. While we intend to vigorously defend our position, we are currently unable to predict the ultimate outcome of these IRS audits. It is possible that such audits will result in claims against us in excess of reserves currently recorded.

In connection with the IRS’s audit of our 2000 federal tax return, the agent conducting the audit has indicated that the IRS may disallow a loss we claimed as the result of our forgiveness in September 2000 of certain indebtedness with Operating Company. The IRS, however, has not made any assessment of tax liability against us to date. In the event the IRS does make such an assessment and prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe, based on consultation with our tax advisors, that we will be able to successfully defend our positions. Accordingly, we have not established a reserve for this matter. No assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

In addition, although the IRS has concluded its audit of our federal tax return for the taxable year ended December 31, 1999, the statute of limitations for such taxable year still has not expired. Thus, our election of REIT status for 1999 remains subject to review by the IRS generally until expiration of three years from the date of filing of our 1999 federal tax return. While we believe that we met the qualifications as a REIT for 1999, qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there is only limited judicial and administrative interpretations. Should the IRS subsequently disallow our election to be taxed as a REIT for the 1999 taxable year, we would be subject to income taxes and interest on our 1999 taxable income and possibly could be subject to penalties, which would have an adverse impact on our financial position, results of operations and cash flows. To the extent that any IRS audit adjustments, including any adjustments resulting from the audit of Old CCA’s 1997 and 1998 tax returns, increase the accumulated earnings and profits of Old CCA, we could be required to make additional distributions of such to our stockholders, either in cash or through the issuance of certain types of our securities, in order to preserve our REIT status for our 1999 taxable year. With respect to an increase in Old CCA’s earnings and profits for 1997 and 1998, if the IRS ultimately increases taxable income as described above and requires us to distribute the full amount of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties paid by us), we would be required to distribute approximately $70.5 million in cash or securities to our stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of our senior bank credit facility, however, we would not be permitted to satisfy any such obligation with cash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. OUR EXECUTIVE OFFICERS AND DIRECTORS

Our board of directors has determined that the following officers are our executive officers within the meaning of Rule 3b-7 under the Securities Exchange Act:

John D. Ferguson, age 56, our president, chief executive officer and vice chairman of the board of directors, has held these positions since August 2000. Prior to joining CCA, Mr. Ferguson served as the commissioner of finance for the State of Tennessee from June 1996 to July 2000. As commissioner of finance, Mr. Ferguson served as the state’s chief corporate officer and was responsible for directing the preparation and implementation of the State’s $17.2 billion budget. From 1990 to February 1995, Mr. Ferguson served as the chairman and chief executive officer of Community Bancshares, Inc., the parent corporation of The Community Bank of Germantown (Tennessee). Mr. Ferguson is a former member of the State of Tennessee Board of Education and served on the Governor’s Commission on Practical Government for the State of Tennessee. Mr. Ferguson graduated from Mississippi State University in 1967.

J. Michael Quinlan, age 60, our executive vice president and chief operating officer, has held these positions since August 2000. Mr. Quinlan previously served as our president from December 1999 to August 2000 and as the president and chief operating officer of Operating Company and as a member of its board of directors from June 1999 through the completion of our restructuring. From January 1999 until May 1999, Mr. Quinlan served as a member of our board of directors and as the vice-chairman of our board of directors. Prior to the completion of the 1999 merger, Mr. Quinlan served as a member of the board of trustees and as chief executive officer of Old Prison Realty. From July 1987 to December 1992, Mr. Quinlan served as the director of the Federal Bureau of Prisons. In such capacity, Mr. Quinlan was responsible for the total operations and administration of a federal agency with an annual budget of more than $2 billion, more than 26,000 employees and 75 facilities. In 1988, Mr. Quinlan received the Presidential Distinguished Rank Award, which is the highest award given by the United States government to civil servants for service to the United States. In 1992, he received the National Public Service Award of the National Academy of Public Administration and the American Society of Public Administration, awarded annually to the top three public administrators in the United States. Mr. Quinlan is a 1963 graduate of Fairfield University with a B.S.S. in History, and he received a J.D. from Fordham University Law School in 1966. He also received an L.L.M. from the George Washington University School of Law in 1970.

During February 2002, it was announced that Mr. Quinlan will step down from his position as chief operating officer upon the appointment of a new chief operating officer. Mr. Quinlan has agreed to assist us in our search for a new chief operating officer and to continue to serve in his current capacity until a new chief operating officer is identified. Following this transition, pursuant to the terms of a new two-year employment agreement with us, Mr. Quinlan will continue to assist us in our operations, and with respect to business development activities with our customers, including the federal government and state agencies.

Irving E. Lingo, Jr., age 50, our executive vice president and chief financial officer, has held these positions since December 2000. Prior to joining CCA, Mr. Lingo was chief financial officer for Bradley Real Estate, Inc., a NYSE listed REIT headquartered in Chicago, Illinois, where he was responsible for financial accounting and reporting, including SEC compliance, capital markets, and mergers and acquisitions from September 1995 to September 2000. Prior to joining Bradley Real

Estate, Mr. Lingo held positions as chief financial officer, chief operating officer and vice president, finance for several public and private companies, including Lingerfelt Industrial Properties, CSX Corporation, and Goodman Segar Hogan, Inc. In addition, he was previously an audit manager at Ernst & Young LLP. Mr. Lingo graduated summa cum laude from Old Dominion University where he received a Bachelor of Science degree in Business Administration.

G. A. Puryear IV, age 33, our executive vice president, general counsel and secretary, has held these positions since January 2001. Prior to joining CCA, from 1998 to 2001, Mr. Puryear served as legislative director and counsel for U.S. Senator Bill Frist, where he worked on legislation and other policy matters. During that time, he also took a leave of absence to serve as a debate advisor to Vice President Richard B. Cheney. In addition, from 1997 to 1998, Mr. Puryear worked as counsel on the special investigation of campaign finance abuses during the 1996 elections conducted by the U.S. Senate Committee on Governmental Affairs, which was chaired by U.S. Senator Fred Thompson. Prior to his career on Capitol Hill, Mr. Puryear practiced law with Farris, Warfield & Kanaday, PLC (now Stites & Harbison) in Nashville in the commercial litigation section. Mr. Puryear graduated from Emory University with a major in Political Science in 1990 and received his J.D. from the University of North Carolina in 1993.

David M. Garfinkle, age 34, our vice president, finance, has held this position since February 2001. Prior to joining CCA, Mr. Garfinkle was the vice president and controller for Bradley Real Estate, Inc. since 1996. Prior to joining Bradley Real Estate, Mr. Garfinkle was a senior audit manager at KPMG Peat Marwick LLP. Mr. Garfinkle graduated summa cum laude from St. Bonaventure University in 1989 with a B.B.A. degree.

Todd Mullenger, age 43, our vice president, treasurer, has held this position since January 2001, after serving as our vice president, finance since August 2000. Mr. Mullenger previously served as the vice president of finance of Old CCA from August 1998 until the completion of its merger with us. Mr. Mullenger also served as vice president, finance of Operating Company from January 1, 1999 through the completion of our restructuring. From September 1996 to July 1998, Mr. Mullenger served as assistant vice president-finance of Service Merchandise Company, Inc., a publicly traded retailer headquartered in Nashville, Tennessee. Prior to September 1996, Mr. Mullenger served as an audit manager with Arthur Andersen LLP. Mr. Mullenger graduated from the University of Iowa in 1981 with a B.B.A. degree. He also received an M.B.A. from Middle Tennessee State University.

Information Concerning Our Board of Directors

General

Our charter provides that our board of directors shall consist of the number of directors determined from time to time by resolution of the board of directors, in accordance with our bylaws, provided that the number of our directors may be no less than the minimum number required by Maryland law. By resolution of our board of directors, our board of directors currently consists of the ten directors identified below. Our charter does not divide the directors into classes. Accordingly, under Maryland law, all directors are to be elected annually, at our annual meeting of stockholders, for a one-year term and until the next annual meeting of stockholders. Our charter also requires that at least two members of the board of directors must be “independent directors.” For purposes of our charter, an “independent director” is defined to be an individual who: (i) is not an officer or employee; (ii) is not the beneficial owner of more than 5% of any class of equity securities of our company or an officer, employee or “affiliate” of such security holder, as defined under federal securities laws; or (iii) does not have an economic relationship with us that requires disclosure under federal securities laws. Under the terms of our stockholder litigation settlement, a majority of our board directors must be comprised of independent directors.

Our board of directors currently consists of the following ten directors: William F. Andrews, Chairman; John D. Ferguson, Vice-Chairman; Lucius E. Burch, III; John D. Correnti; John R. Horne; C. Michael Jacobi; Charles L. Overby; John R. Prann, Jr.; Joseph V. Russell and Henri L. Wedell. With the exception of John R. Horne and Charles L. Overby, each of these directors was elected at our 2000 annual meeting of stockholders, which was held on December 13, 2000. John R. Horne and Charles L. Overby were appointed to serve as independent directors by the board of directors on December 13, 2001.

Information regarding each director, with the exception of John D. Ferguson, is set forth below. Directors’ ages are given as of the date of this annual report.

William F. Andrews, age 70, a director and the chairman of our board of directors, has held these positions since August 2000. Mr. Andrews also serves as a member of the executive committee of the board of directors. Mr. Andrews has been a principal of Kohlberg & Company, a private equity firm specializing in middle market investing, since 1995 and is currently the chairman of the board of directors of Katy Industries, Inc., a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines. Mr. Andrews served as a director of JJFMSI from its formation in 1998 to July 2000 and served as a member of the board of directors of Old CCA from 1986 to May 1998. Mr. Andrews has served as the chairman of Scovill Fasteners Inc., a manufacturing company, from 1995 to 2001 and has served as the chairman of Northwestern Steel and Wire Company, a manufacturing company, from 1998 to 2001. From 1995 to 1998, he served as chairman of Schrader-Bridgeport International, Inc. and has also served on the board of directors of Navistar International Corporation. Mr. Andrews also currently serves as a director of Black Box Corporation and Trex Corporation. Mr. Andrews is a graduate of the University of Maryland and received a Masters of Business Administration from Seton Hall University.

Lucius E. Burch, III, age 60, an independent director and a member of the audit committee of our board of directors, has held these positions since December 2000. Mr. Burch also serves as a member of the executive committee of our board of directors. Mr. Burch currently serves as chairman and chief executive officer of Burch Investment Group, a private venture capital firm located in Nashville, Tennessee, formerly known as Massey Burch Investment Group, Inc., a position he has held since October 1989. Mr. Burch served as a member of the board of directors of Old CCA from May 1998 through the completion of its merger with us, and as the chairman of the board of directors of Operating Company from January 1999 through the completion of our restructuring. Mr. Burch has served on a number of public and private boards of directors, including seven New York Stock Exchange companies. Mr. Burch graduated from the University of North Carolina where he received a B.A. degree in 1963.

John D. Correnti, age 54, an independent director and a member of the compensation committee of our board of directors, has held these positions since December 2000. Mr. Correnti currently serves as the chairman of the board of directors and as the chief executive officer of Birmingham Steel Corporation, a publicly-traded steel manufacturing company. Mr. Correnti has held these positions since December 1999. Mr. Correnti served as the president, chief executive officer and vice chairman of Nucor Corporation, a mini mill manufacturer of steel products, from 1996 to 1999 and as its president and chief operating officer from 1991 to 1996. Mr. Correnti also serves as a director of Harnischfeger Industries and Navistar International Corporation. Mr. Correnti holds a B.S. degree in civil engineering from Clarkson University.

John R. Horne, age 64, an independent director, has held this position since December 2001. Mr. Horne was appointed to the compensation committee of our board of directors in February 2002. Mr. Horne is currently the chairman, president and chief executive officer of Navistar International Corporation, one of the world’s largest truck and engine manufacturers. He was elected to this position effective April 1, 1996, after having served as president and chief executive officer for one year, and as chief operating officer for more than four years. Mr. Horne also serves on the board of directors of Intermet Corporation, the National Association of Manufacturers, Junior Achievement of Chicago and the board of trustees of Manufacturer’s Alliance/MAPI. He received his M.S. degree in mechanical engineering from Bradley University in 1964, a B.S. degree in mechanical engineering from Purdue University in 1960, which also awarded him an Honorary Doctor of Engineering degree on May 17, 1998, and is a graduate of the management program at Harvard Graduate School of Business Administration.

C. Michael Jacobi, age 60, an independent director and the chairman of the audit committee of our board of directors, has held these positions since December 2000. Mr. Jacobi is currently the president, chief executive officer and board member of Katy Industries, Inc., a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines. Mr. Jacobi currently serves as a member of the board of directors of Webster Financial Corporation, a publicly-held bank headquartered in Waterbury, Connecticut. Mr. Jacobi also currently serves as chairman of the board of directors of Innotek, Inc., a privately-held company located in Garrett, Indiana engaged in the manufacture of electronic pet containment systems. Mr. Jacobi served as the president and chief executive officer of Timex Corporation from December 1993 to August 1999 and as a member of its board of directors from 1992 to 2000. Mr. Jacobi is a certified public accountant and holds a B.S. degree from the University of Connecticut.

Charles L. Overby, age 55, an independent director, has held this position since December 2001. Mr. Overby was appointed to the audit committee of our board of directors in February 2002. Mr. Overby is currently chairman and chief executive officer of The Freedom Forum, an independent, non-partisan foundation dedicated to First Amendment and media issues, a position he has held since 1997. He also is chairman and CEO of two affiliate organizations: the Newseum and the Freedom Forum First Amendment Center. Mr. Overby is a former Pulitzer Prize-winning editor in Jackson, Mississippi. He worked for 16 years as reporter, editor and corporate executive for Gannett Company, the nation’s largest newspaper company. He was vice president for news and communications for Gannett and served on the management committees of Gannett and USA TODAY. Mr. Overby serves on the board of the Committee to Protect Journalists, the Board of Regents of Baylor University, the board of the National Collegiate Athletic Association Foundation and the board of FreedomChannel.com. He is a member of the foundation board of the University of Mississippi, his alma mater.

John R. Prann, Jr., age 51, an independent director and a member of the compensation committee of our board of directors, has held these positions since December 2000. Mr. Prann served as the president and chief executive officer of Katy Industries, Inc., a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines, from 1993 to February 2001. From 1991 to 1995, Mr. Prann served as the president and chief executive officer of CRL, Inc., an equity and real estate investment company which held a 25% interest in Katy. A former partner with the accounting firm of Deloitte & Touche, Mr. Prann graduated from the University of California, Riverside in 1974 and obtained his M.B.A. from the University of Chicago in 1979.

Joseph V. Russell, age 61, an independent director, has held this position since the completion of the 1999 merger. Mr. Russell also serves as the chairman of the compensation committee of our board of directors and as a member of the executive committee of our board of directors. Prior to our merger with Old Prison Realty, Mr. Russell served as an independent trustee of Old Prison Realty. Mr. Russell is the president and chief financial officer of Elan-Polo, Inc., a Nashville-based, privately-held, world-wide producer and distributor of footwear. Mr. Russell is also the vice president of and a principal in RCR Building Corporation, a Nashville-based, privately-held builder and developer of commercial and industrial properties. He also serves on the boards of directors of Community Care Corp., the Footwear Distributors of America Association and US Auto Insurance Company. Mr. Russell graduated from the University of Tennessee in 1963 with a B.S. in Finance.

Henri L. Wedell, age 60, a director and a member of the audit committee of our board of directors, has held these positions since December 2000. Mr. Wedell currently is a private investor in Memphis, Tennessee and also serves on the Board of Equalization of Shelby County, Tennessee. Prior to Mr. Wedell’s retirement in 1999, he served as the senior vice president of sales of The Robinson Humphrey Co., a wholly-owned subsidiary of Smith-Barney, Inc., an investment banking company with which he was employed for over 24 years. From 1990 to 1996, he served as a member of the board of directors of Community Bancshares, Inc., the parent corporation to The Community Bank of Germantown (Tennessee). Mr. Wedell graduated from the Tulane University Business School, where he received a B.B.A. in 1963.

PART II.

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the NYSE under the symbol “CXW,” our series A preferred stock is traded on the NYSE under the symbol “CXW PrA,” and our series B preferred stock is traded on the NYSE under the symbol “CXW PrB.” On March 14, 2002, the last reported sale price of our common stock was $16.04 per share and there were 7,724 registered holders and approximately 29,000 beneficial holders, respectively, of our common stock.

Our common stock and series A preferred stock began trading on the NYSE on January 4, 1999, under the symbol “PZN” and “PZN PrA,” respectively, the first trading day following completion of our mergers with Old CCA and Old Prison Realty. Our series B preferred stock began trading on the NYSE September 13, 2000. The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock, the series A preferred stock, and the series B preferred stock on the NYSE, and the amount of cash distributions or dividends paid per share. We completed a reverse stock split of our common stock effective May 18, 2001, at a rate of one-for-ten. Accordingly, all per share amounts of the common stock have been retroactively restated to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split.

Common Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2001

First Quarter	$15.00	$3.75	$0.00
Second Quarter	$16.00	$6.00	$0.00
Third Quarter	$17.88	$12.40	$0.00
Fourth Quarter	$19.25	$13.10	$0.00

FISCAL YEAR 2000

First Quarter	$62.50	$27.50	$0.00
Second Quarter	$40.00	$20.00	$0.00
Third Quarter	$32.50	$6.30	$0.00
Fourth Quarter	$11.90	$1.90	$0.00

Series A Preferred Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2001

First Quarter	$8.00	$4.06	$0.00
Second Quarter	$14.10	$6.30	$0.00
Third Quarter	$17.80	$14.30	$0.50
Fourth Quarter	$21.58	$15.10	$3.00

FISCAL YEAR 2000

First Quarter	$14.00	$8.44	$0.50
Second Quarter	$11.88	$8.00	$0.00
Third Quarter	$8.50	$5.81	$0.00
Fourth Quarter	$7.31	$2.88	$0.00

Series B Preferred Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2001

First Quarter	$9.63	$6.25	$0.00
Second Quarter	$13.90	$8.50	$0.00
Third Quarter	$15.50	$13.30	$0.00
Fourth Quarter	$19.70	$14.61	$0.00

FISCAL YEAR 2000

Third Quarter	$23.00	$15.00	$0.00
Fourth Quarter	$18.75	$6.00	$0.00

Dividend Policy

Pursuant to the terms of the senior bank credit facility, we are restricted from declaring or paying cash dividends with respect to outstanding shares of our common stock. Moreover, even if such restriction is ultimately removed, we do not intend to pay dividends with respect to shares of our common stock in the future.

Our series A preferred stock provides for quarterly cash dividends at a rate of 8.0% per year, based on a liquidation price of $25.00 per share. Under the terms of our senior bank credit facility we were prohibited from paying any dividends with respect to the series A preferred stock until such time as we had raised $100.0 million in equity.

During the third quarter of 2001, we received a consent and waiver to the senior bank credit facility, which allowed us to declare a dividend on shares of series A preferred stock. On September 28, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the first quarter of previously accrued and unpaid dividends on the shares, payable on October 15, 2001 to the holders of record of our series A preferred stock on October 5, 2001.

On December 7, 2001, we completed an amendment and restatement of our senior bank credit facility. In connection with this amendment and restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding series A preferred stock. Under the terms of the December 2001 amendment and restatement, we are permitted to pay quarterly dividends on the shares of our issued and outstanding series A preferred stock, including all dividends in arrears. Following the December 2001 amendment and restatement, on December 13, 2001 our board of directors declared a cash dividend on the shares of series A preferred stock for the fourth quarter of 2001 and all five quarters of previously accrued and unpaid dividends on the shares, payable on January 15, 2002 to the holders of record of our series A preferred stock on December 31, 2001. The dividend was paid on January 15, 2002.

Our shares of series B preferred stock provides for quarterly dividends at a rate of 12.0% per year, based on a stated value of $24.46 per share. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock.

Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities

Sale of Unregistered Securities

The following description sets forth our sales or other issuances of unregistered securities within the past three years. Old Prison Realty did not issue unregistered securities during the period from January 1, 1998 until completion of the 1999 merger. Unless otherwise indicated, all securities were issued and sold in private placements pursuant to the exemption from the registration requirements of the Securities Act, contained in Section 4(2) of the Securities Act. No underwriters were engaged in connection with the issuances of securities described below. In the 1999 merger, each outstanding share of Old CCA common stock was converted into the right to receive 0.875 share of our common stock, pursuant to an effective registration statement on Form S-4 (Reg. no. 333-65017), filed with the SEC on September 30, 1998 and declared effective by the SEC on October 16, 1998. All references to shares and prices of our common stock are on a pre-reverse stock split adjusted basis, unless otherwise indicated.

Initial Shares of Common Stock. We were formed as a Maryland corporation in September 1998, with one stockholder being issued 100 shares of common stock in consideration of $1,000. We purchased these shares upon completion of the 1999 merger.

Sodexho Convertible Subordinated Notes. In connection with the 1999 merger, we assumed: (i) $7.0 million 8.5% convertible subordinated notes, due November 7, 1999, originally issued to Sodexho by Old CCA on June 23, 1994, which, upon assumption, were convertible into 1,709,699 shares of our common stock at a conversion price of $4.09 per share; and (ii) $20.0 million 7.5% convertible subordinated notes, due April 5, 2002, originally issued to Sodexho by Old CCA on April 5, 1996, which, upon assumption, were convertible into 701,135 shares of our common stock at a conversion price of $28.53 per share. We also assumed Old CCA’s obligations under a forward contract between Old CCA and Sodexho, in which Old CCA had agreed to sell to Sodexho up to

$20.0 million of convertible subordinated notes, bearing interest at LIBOR plus 1.35%, at any time prior to December 1999, which, upon assumption, were convertible into 2,564,103 shares of our common stock at a conversion price of $7.80 per share. We received no cash proceeds from the assumption of these notes and the assumption of Old CCA’s obligations under the Sodexho forward contract.

On March 8, 1999, in satisfaction of our obligations under the Sodexho forward contract, we issued the $20.0 million in Sodexho floating rate convertible notes, due March 8, 2004, in consideration of cash proceeds of $20.0 million. Immediately after issuance of these notes, pursuant to Sodexho’s exercise of its conversion option, we converted the $7.0 million 8.5% Sodexho convertible notes, the $20.0 million 7.5% Sodexho convertible notes and the $20.0 million Sodexho floating rate convertible notes into an aggregate of 4,974,937 shares of our common stock. We received no proceeds from the issuance of these shares of common stock to Sodexho.

MDP Convertible Subordinated Notes. Pursuant to the terms of a note purchase agreement, dated as of December 31, 1998, with MDP Ventures IV LLC and certain affiliated purchasers, referred to herein as MDP, we issued the $40.0 million convertible subordinated notes. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds of $40.0 million. See “Business – Changes in Capital Structure” for a description of the conversion rate applicable to the $40.0 million convertible subordinated notes.

In connection with the waiver and amendment to the note purchase agreement governing the $40.0 million convertible subordinated notes, on June 30, 2000 we also issued, on a pro-rata basis to the holders of the $40.0 million convertible subordinated notes, additional convertible subordinated notes in the aggregate principal amount of $1.1 million, which amount represented all accrued but unpaid interest upon the $40.0 million convertible subordinated notes, at an applicable default rate of interest, through June 30, 2000. Under the terms of these additional notes, in January 2002, MDP elected to convert the $1.1 million convertible subordinated notes into approximately 0.1 million shares of common stock.

PMI Convertible Subordinated Notes. Pursuant to the terms of a note purchase agreement, dated as of December 31, 1998, with Pacific Mezzanine Fund, L.P., referred to herein as PMI, we issued the $30.0 million convertible subordinated notes, which replaced a convertible subordinated note previously issued by Old CCA on February 29, 1996. We received no cash proceeds from the issuance of the $30.0 million convertible subordinated notes. See “Business – Changes in Capital Structure” for a description of the conversion rate applicable to the $30.0 million convertible subordinated notes.

Issuance and Conversion of Series B Preferred Stock. On September 22, 2000, we issued an aggregate of approximately 5.9 million shares of series B preferred stock as a taxable dividend, exempt from registration under the Securities Act, on shares of our common stock in connection with our election to be taxed as a REIT for federal income tax purposes with respect to our 1999 taxable year. On November 13, 2000, we issued an additional 1.6 million shares of series B preferred stock as a taxable dividend, exempt from registration under the Securities Act, in further satisfaction of our 1999 REIT distribution requirements. An aggregate of 4.2 million shares of series B preferred stock were converted into approximately 9.5 million shares of our common stock (as adjusted for our reverse stock split in May 2001) during the following two conversion periods: (i) October 2, 2000 through October 12, 2000; and (ii) December 7, 2000 through December 20, 2000. During 2001, we issued approximately 452,000 shares of series B preferred stock in satisfaction of the regular quarterly distributions on the series B preferred stock.

On May 22, 2001, we issued 0.2 million shares of series B preferred stock under two series B preferred stock restricted stock plans, which were valued at $2.0 million on the date of the award. The restricted shares of series B preferred stock were granted to certain of our key employees and wardens. Under the terms of the series B preferred stock restricted stock plans, the shares in the key employee plan vest in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vest all at one time in May 2004.

Assumption of Operating Company Warrants. As a result of the corporate restructuring completed during the fourth quarter of 2000, effective October 1, 2000, we assumed Operating Company’s obligation to issue shares of its Class A common stock upon the exercise of certain common stock purchase warrants, dated as of December 31, 1998. As a result of this assumption, we became obligated to issue, upon exercise of the warrants, an aggregate of: (i) approximately 50,046 shares of our common stock to G.E. Capital Corporation and (ii) an aggregate of approximately 25,023 shares of our common stock to Bank of America. The warrants, which have an exercise price of $33.30 per share, expire December 31, 2008. These shares and per share amounts are on a post-reverse stock split basis.

Service Company Mergers. Pursuant to the terms of the agreement and plan of merger with each of PMSI and JJFMSI, we issued an aggregate of approximately 0.3 million shares of our common stock (as adjusted for our reverse stock split in May 2001) to the employee shareholders of PMSI and JJFMSI at the time of the completion of the service company mergers.

Issuances to Directors. On January 6, 1999, we issued a total of 1,410 shares of common stock to eight of our non-employee directors. These shares were issued to these directors in satisfaction of Old Prison Realty’s obligations under the Old Prison Realty Non-Employee Trustees’ Compensation Plan, under which these individuals, previously trustees of Old Prison Realty, opted to receive Old Prison Realty common shares in lieu of certain trustees’ fees. On January 29, 1999, we issued approximately 0.1 million shares of common stock to a former director of Old CCA in satisfaction of our obligations under the Old CCA Non-Employee Directors’ Stock Option Plan, which we assumed in the merger. In addition, on October 2, 2000, we issued 31,111 shares of common stock to one of our directors in connection with such director’s service on the special committee of our board of directors. These shares of common stock were valued based on market prices of the common stock on the NYSE. We received no cash proceeds from the issuance of these shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2001, were derived from our audited consolidated financial statements and the related notes thereto. Our audited consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000, and 1999 are included in this annual report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a discussion of the factors that affect the comparability of the following financial data.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	Year Ended December 31,

STATEMENT OF OPERATIONS:	2001	2000	1999	1998	1997

Revenue:

Management and other	$974,360	$261,774	$—	$662,059	$462,249

Rental	6,431	40,938	270,134	—	—

Licensing fees from affiliates	—	7,566	8,699	—	—

Total revenue	980,791	310,278	278,833	662,059	462,249

Expenses:

Operating	753,521	217,315	—	496,522	330,470

General and administrative	34,568	45,463	24,125	28,628	16,025

Lease	—	—	—	58,018	18,684

Depreciation and amortization	54,135	59,799	44,062	14,363	13,378

Fees to Operating Company	—	1,401	—	—	—

Write-off of amounts under lease arrangements	—	11,920	65,677	—	—

Impairment losses	—	527,919	76,433	—	—

Old CCA compensation charge	—	—	—	22,850	—

Total expenses	842,224	863,817	210,297	620,381	378,557

Operating income (loss)	138,567	(553,539)	68,536	41,678	83,692

Equity (earnings) loss and amortization of deferred gain, net	358	11,638	(3,608)	—	—

Interest expense (income), net	125,640	131,545	45,036	(2,770)	(3,404)

Other income	—	(3,099)	—	—	—

Change in fair value of derivative instruments	(14,554)	—	—	—	—

Loss on disposal of assets	74	1,733	1,995	—	—

Unrealized foreign currency transaction loss	219	8,147	—	—	—

Stockholder litigation settlements	—	75,406	—	—	—

Write-off of loan costs	—	—	14,567	2,043	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	26,830	(778,909)	10,546	42,405	87,096

Income tax (expense) benefit	(1,136)	48,002	(83,200)	(15,424)	(33,141)

Income (loss) before minority interest and cumulative effect of accounting change	25,694	(730,907)	(72,654)	26,981	53,955

Minority interest in net loss of PMSI and JJFMSI	—	125	—	—	—

Income (loss) before cumulative effect of accounting change	25,694	(730,782)	(72,654)	26,981	53,955

Cumulative effect of accounting change, net of taxes	—	—	—	(16,145)	—

Net income (loss)	25,694	(730,782)	(72,654)	10,836	53,955

Distributions to preferred stockholders	(20,024)	(13,526)	(8,600)	—	—

Net income (loss) available to common stockholders	$5,670	$(744,308)	$(81,254)	$10,836	$53,955

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

(continued)

	Year Ended December 31,

	2001	2000	1999	1998	1997

Basic earnings (loss) per share:

Before cumulative effect of accounting change	$0.23	$(56.68)	$(7.06)	$3.78	$7.99

Cumulative effect of accounting change	—	—	—	(2.26)	—

	$0.23	$(56.68)	$(7.06)	$1.52	$7.99

Diluted earnings (loss) per share:

Before cumulative effect of accounting change	$0.20	$(56.68)	$(7.06)	$3.47	$6.92

Cumulative effect of accounting change	—	—	—	(2.05)	—

	$0.20	$(56.68)	$(7.06)	$1.42	$6.92

Weighted average common shares outstanding:

Basic	24,380	13,132	11,510	7,138	6,757

Diluted	28,392	13,132	11,510	7,894	7,894

	December 31,

BALANCE SHEET DATA:	2001	2000	1999	1998	1997

Total assets	$1,971,280	$2,176,992	$2,716,644	$1,090,437	$697,940

Total debt	$963,600	$1,152,570	$1,098,991	$299,833	$132,922

Total liabilities excluding deferred gains	$1,224,119	$1,488,977	$1,209,528	$395,999	$214,112

Stockholders’ equity	$747,161	$688,015	$1,401,071	$451,986	$348,076

Prior to our merger in 1999 with Old CCA, Old CCA operated as a taxable corporation and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. The 1999 merger was accounted for as a reverse acquisition of us by Old CCA and as an acquisition of Old Prison Realty by us. As such, the provisions of reverse acquisition accounting prescribe that Old CCA’s historical financial statements be presented as our historical financial statements prior to January 1, 1999. Therefore, the results of operations prior to 1999 reflect the results of Old CCA as a taxable corporation operating as a prison management company.

In connection with the 1999 merger, we elected to change our tax status from a taxable corporation to a REIT effective with the filing of our 1999 federal income tax return. Therefore, the 1999 financial statements reflect the results of our operations as a REIT. As a REIT, we were dependent on Operating Company, as a lessee, for a significant source of our income. In connection with the restructuring in 2000, we acquired Operating Company on October 1, 2000 and the service companies on December 1, 2000, and amended our charter to remove provisions requiring us to elect to qualify and be taxed as a REIT. The 2001 financial statements reflect our financial condition, results of operations and cash flows for a full year as an owner, operator and manager of prisons and other correctional facilities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this report.

OVERVIEW

We were formed in September 1998 as Prison Realty Corporation and commenced operations on January 1, 1999, following our mergers with each of Old CCA on December 31, 1998 and Old Prison Realty on January 1, 1999, which are collectively referred to herein as the 1999 merger. As more fully discussed in Note 3 to the accompanying 2001 financial statements, effective October 1, 2000, we completed a series of previously announced restructuring transactions. As part of the restructuring, our primary tenant, Operating Company, was merged with and into our wholly-owned operating subsidiary on October 1, 2000. This merger is referred to herein as the Operating Company merger. In connection with the restructuring and the Operating Company merger, we amended our charter to, among other things, remove provisions relating to our operation and qualification as a real estate investment trust, or REIT, for federal income tax purposes commencing with our 2000 taxable year and change our name to “Corrections Corporation of America.” As more fully discussed in Note 3 to the accompanying 2001 financial statements, effective December 1, 2000, each of the service companies, known herein individually as PMSI and JJFMSI, also merged with and into our wholly-owned operating subsidiary.

As the result of the Operating Company merger and the acquisitions of PMSI and JJFMSI, we now specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates in the facilities we operate for their successful reentry into society. We also provide health care (including medical, dental and psychiatric services), food services and work and recreational programs.

Our results of operations for 1999 reflect our operating results as a REIT. We believe the comparison between 2000 and prior years is not meaningful because the 2000 financial condition, results of operations and cash flows reflect our operation as a subchapter C corporation, which, for the period January 1, 2000 through September 30, 2000, included real estate activities with Operating Company during a period of severe liquidity problems, and as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, our financial condition, results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of PMSI and JJFMSI as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in PMSI and JJFMSI were accounted for and presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in PMSI and JJFMSI were accounted for on a combined basis with the results of our operations due to the repurchase by the wholly-owned subsidiaries of PMSI and JJFMSI of the non-management, outside stockholders’ equity interest in PMSI and JJFMSI during September 2000. For these reasons, we believe the comparison between the results of operations for the year ended

December 31, 2001 and the results of operations for periods prior to the restructuring in the fourth quarter of 2000 is not meaningful, as the 2001 financial condition, results of operations and cash flows reflect our operations for a full year as an owner, operator and manager of prisons and other correctional facilities, while the 2000 financial statements do not reflect such results.

Since the 1999 merger and through September 30, 2000, we specialized in acquiring, developing and owning correctional and detention facilities. Operating Company was a private prison management company that operated and managed the substantial majority of the facilities we owned. As a result of the 1999 merger and certain contractual relationships with Operating Company, we were dependent on Operating Company for a significant source of our income. In addition, we were obligated to pay Operating Company for services rendered to us in the development of our correctional and detention facilities. As a result of certain liquidity issues, the parties amended the contractual agreements during 2000. For a more complete description of the historical contractual relationships and of these amendments, see Note 6 to the accompanying 2001 financial statements.

As required by our governing instruments, we operated and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes with respect to our taxable year ended December 31, 1999. In connection with the completion of the restructuring, on September 12, 2000, our stockholders approved an amendment to our charter to remove the requirements that we elect to be taxed and qualify as a REIT for federal income tax purposes commencing with our 2000 taxable year. Accordingly, with respect to our taxable year ended December 31, 2000 and thereafter, we have operated and are taxed as a subchapter C corporation.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 4 to our financial statements. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of December 31, 2001, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of December 31, 2001, we had approximately $104.0 million in goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives will no longer be subject to amortization, but instead will be tested for impairment at least annually using a fair-value based approach. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what effect, if any, applying those tests will have on our financial position and results of operations. We are subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired.

Income taxes. As of December 31, 2001, we had approximately $150.5 million in deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of December 31, 2001, we have provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no reserve is established for our deferred tax assets, the financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

As further discussed in Note 21 to our financial statements, we have received the IRS’s preliminary findings related to audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, in which the IRS has proposed to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to us of approximately $46.8 million, not including penalties and interest. We are currently appealing the IRS’s preliminary findings with the Appeals Office of the IRS. While we intend to vigorously defend our position, we are currently unable to predict the ultimate outcome of these IRS audits. It is possible, however, that future cash flows could be materially affected by claims against us, and results of operations could be materially affected by claims against us in excess of reserves currently recorded.

In addition, to the extent that any IRS audit adjustments increase the accumulated earnings and profits of Old CCA, we could be required to make additional distributions of such to our stockholders, either in cash or through the issuance of certain types of our securities, in order to preserve our REIT status for our 1999 taxable year. If the IRS ultimately upholds the adjustments described above and requires us to distribute the full amount of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties paid by us), we would be required to distribute approximately $70.5 million in cash or securities to our stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of our Senior Bank Credit Facility, however, we would not be permitted to satisfy any such obligation with cash.

Self-funded insurance reserves. As of December 31, 2001, we had approximately $21.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims experience. We have consistently accrued the estimated liability for employee health based on our history of claims experience and time lag between the incident date and the date the cost is reported to us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of December 31, 2001, we had approximately $24.1 million in accrued liabilities for litigation. As further discussed in Note 21 to our financial statements, we are currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with inside legal counsel and, if applicable, outside counsel handling our defense in these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2001

As of December 31, 2001, our liquidity was provided by cash on hand of approximately $46.3 million and $50.0 million available under a revolving credit facility with a $50.0 million capacity which was assumed in connection with the Operating Company merger. During the year ended December 31, 2001, we generated $92.8 million in cash through operating activities. As of December 31, 2001, we had a net working capital deficiency of $760.4 million. Contributing to the net working capital deficiency was the classification of the outstanding balance of $791.9 million under our Senior Bank Credit Facility, which matures on December 31, 2002, as current, along with the estimated negative fair value of an interest rate swap agreement, which also expires on December 31, 2002, of $13.6 million. We do not have sufficient working capital resources or any other ability to satisfy amounts outstanding under our Senior Bank Credit Facility without extending or refinancing the Senior Bank Credit Facility, and expect to refinance the Senior Bank Credit Facility during 2002 on a longer term basis. The estimated negative fair value of the interest rate swap agreement represents the cost we would incur to terminate the interest rate swap agreement on December 31, 2001. Since we do not expect to terminate the interest rate swap agreement prior to its maturity on December 31, 2002, unless the interest rate swap agreement is terminated in connection with a refinancing of the Senior Bank Credit Facility, the negative fair value of the interest rate swap agreement is expected to reverse into earnings prior to the maturity date without any impact on our cash flows. However, until the maturity date, changes in the fair value of the interest rate swap agreement could result in additional non-cash charges or gains.

Our principal capital requirements are for working capital, capital expenditures and debt maturities. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements. During 2001, we made cash payments in excess of $17.0 million, and have committed to pay an additional $1.0 million, in settlement of our stockholder litigation, our dispute with Fortress/Blackstone and claims against us by Merrill Lynch. We may be required to use significant capital resources for other litigation in the future. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances, net cash provided by operations, and borrowings under the Operating Company revolving credit facility. In addition, as a result of a change in tax law that became effective March 9, 2002, permitting an extension of the carryback period of net operating losses from two years to five years, we will be due an income tax refund of approximately $30.0 million. The refund results from net operating losses experienced in 2001 that can be carried back to 1997 and 1996. This refund will provide us with additional liquidity.

We currently expect to be able to meet our cash expenditure requirements and extend or refinance our debt maturities, including primarily the Senior Bank Credit Facility, due within the next year. However, there can be no assurance that we will be able to extend or refinance such debt. If we are unable to extend or refinance the debt maturity on December 31, 2002, we currently do not have sufficient working capital or any other ability to satisfy this obligation.

As a result of our current financial condition, including: (i) the loans under the Senior Bank Credit Facility maturing December 31, 2002; (ii) our negative working capital position; and (iii) our highly leveraged capital structure, we continue to evaluate our current capital structure, including the consideration of various potential transactions that could improve our financial position.

Following the completion of the Operating Company merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, our new management conducted strategic assessments; developed a strategic operating plan to improve our financial position; developed revised projections for 2001; evaluated the utilization of existing facilities, projects under development and excess land parcels; and identified certain non-strategic assets for sale. During the first quarter of 2001, we completed the sale of one of these assets, a facility located in Spruce Pine, North Carolina, for approximately $24.9 million. During the second quarter of 2001, we completed the sale of our interest in our Agecroft facility located in Salford, England, for approximately $65.7 million, and an additional facility located in Bayboro, North Carolina for a sales price of approximately $24.0 million. During the fourth quarter of 2001, we also completed the sale of a facility located in Las Vegas, Nevada for a sales price of approximately $24.1 million. The proceeds from the sales of these four correctional facilities provided us with additional liquidity, which was used to pay-down outstanding balances under the Senior Bank Credit Facility, significantly improving our leverage ratios. During the fourth quarter of 2000, we completed the sale of our interest in two international subsidiaries, an Australian corporation, Corrections Corporation of Australia Pty., Ltd., and a company incorporated in England and Wales, U.K. Detention Services Limited, for an aggregate sales price of $6.4 million. As a result of these sales, we own or operate only correctional and detention facilities located in the United States and Puerto Rico.

Our debt agreements include covenants that restrict our ability to enter into certain types of transactions and require us to meet certain financial covenants. Our debt covenants also include restrictions on the use of our liquidity. Under terms of an amendment to our Senior Bank Credit Facility in June 2000, we were prohibited from declaring or paying any dividends with respect to our outstanding Series A Preferred Stock until such time as we raised at least $100 million in equity. Dividends with respect to the Series A Preferred Stock continued to accrue under the terms of our charter. During the third quarter of 2001, however, we received a consent and waiver to the Senior Bank Credit Facility, which allowed us to declare a dividend on shares of the Series A Preferred Stock. On September 28, 2001, our board of directors declared a cash dividend on the shares of Series A Preferred Stock for the first quarter of previously accrued and unpaid dividends on the shares, payable on October 15, 2001 to the holders of record of our Series A Preferred Stock on October 5, 2001. Approximately $2.2 million was paid on October 15, 2001 as a result of this dividend. In addition, as described below, as a result of an amendment and restatement of the Senior Bank Credit Facility, we are now permitted to pay quarterly dividends with respect to our Series A Preferred Stock, as and when declared by our board of directors, including dividends in arrears.

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

We also have certain non-financial covenants that must be met in order to remain in compliance with our debt agreements, including a requirement to complete the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility (which was completed in April 2001) and the delivery of audited financial statements. During 2001, we obtained waivers of these covenants, which cured a resulting cross-default under our $41.1 million convertible subordinated notes.

The Senior Bank Credit Facility also required us to use commercially reasonable efforts to complete a “capital raising event” on or before June 30, 2001. A “capital raising event” is defined in the Senior Bank Credit Facility as any combination of the following transactions, which together would result in net cash proceeds of at least $100.0 million:

•	an offering of our common stock through the distribution of rights to our existing stockholders;

•	any other offering of our common stock or certain types of our preferred stock;

•	issuances of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Senior Bank Credit Facility; or

•	certain types of asset sales, including the sale-leaseback of our corporate headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

The Senior Bank Credit Facility also contains limitations upon the use of proceeds obtained from the completion of such transactions. We had considered a distribution of rights to purchase common or preferred stock to our existing stockholders, or an equity investment from an outside investor. However, we determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which we had already contractually agreed to issue, including primarily the issuance of shares of our common stock in connection with the settlement of our stockholder litigation. Further, as a result of our restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of our 2000 financial statements and the filing of our annual report on Form 10-K for the year ended December 31, 2000 with the SEC on April 17, 2001, we were unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if we had been able to negotiate a public or private sale of our equity securities on commercially reasonable terms, our inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of our equity securities likely would have included a requirement that we register with the SEC the resale of our securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that we would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of our securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

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

Because the issuance of additional equity or debt securities was deemed unreasonable, we determined that the sale of assets represented the most effective means by which we could satisfy the covenant. As discussed above, during the first and second quarters of 2001, we completed the sale of our Mountain View Correctional Facility for approximately $24.9 million and our Pamlico Correctional Facility for approximately $24.0 million, respectively. During the fourth quarter of 2001, we also completed the sale of our Southern Nevada Women’s Correctional Facility for approximately $24.1 million, and are actively pursuing the sales of additional assets. As a result of the foregoing, we believe we demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001. Under terms of an amendment and restatement of the Senior Bank Credit Facility obtained in December 2001, as further described below, our obligation to complete the capital raising event was removed.

As part of our plans to improve our financial position and address the January 1, 2002 maturity of portions of the debt under the Senior Bank Credit Facility, during the fourth quarter of 2000, we committed to a plan of disposal for certain additional long-lived assets. During 2001, we paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash. Additionally, we are currently holding assets for sale with an aggregate carrying value of $22.3 million. Although there can be no assurance that we will be able to complete the sale of any assets, including those currently held for sale, we may pursue the sale of additional assets. We expect to use anticipated proceeds from any such future asset sales to pay-down additional amounts outstanding under the Senior Bank Credit Facility. We believe that utilizing sale proceeds to pay-down debt and the generation of $138.6 million of operating income during 2001 has improved our leverage ratios and overall financial position, which has improved our ability to renew and refinance maturing indebtedness.

During December 2001, we completed an amendment and restatement of our existing Senior Bank Credit Facility. As part of the December 2001 amendment and restatement, the existing $269.4 million revolving portion of the Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the Senior Bank Credit Facility.

Pursuant to terms of the December 2001 amendment and restatement, all loans under the Senior Bank Credit Facility bear interest at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option, through June 30, 2002. Following June 30, 2002, the applicable interest rate for all loans under the Senior Bank Credit Facility will increase to 6.5% over LIBOR, or 5.5% over the base rate, at our option. In the event we are unable to refinance the entire Senior Bank Credit Facility prior to July 1, 2002, we will be required to pay the lenders under the facility an additional fee equal to 1.0% of the amounts then outstanding under the Senior Bank Credit Facility.

As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 amendment and restatement, we are permitted to pay quarterly dividends, when declared by the board of directors, on the shares of Series A Preferred Stock, including all dividends in arrears. On December 13, 2001, our board of directors declared a cash dividend on the shares of Series A Preferred Stock for the period from October 1, 2001 through December 31, 2001 and for all five quarters then unpaid and in arrears, payable on January 15, 2002 to the holders of record of Series A Preferred Stock on December 31, 2001. As a result of the board’s declaration, we paid an aggregate of $12.9 million to shareholders of the Series A Preferred Stock in January 2002.

We believed, and continue to believe, that a short-term extension of the revolving portion of our Senior Bank Credit Facility was in our best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, we believed that certain terms of the amendment and restatement, including primarily the removal of prior restrictions to pay cash dividends on our shares of Series A Preferred Stock, including all dividends in arrears, would result in an improvement to our credit ratings, enhancing the terms of a more comprehensive refinancing. Further, we believe that the successful pursuit of additional transactions that would not be completed by January 1, 2002, such as the sale of additional assets and a potential contract award from the Federal Bureau of Prisons for 1,500 inmates under the BOP’s Criminal Alien Requirement II, or CAR II, could improve the terms of a more comprehensive refinancing.

After completing the amendment and restatement of the Senior Bank Credit Facility in December 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”. We have prepared financial projections for 2002, which indicate we will continue to remain compliant with our debt covenants. In addition, we continue to pursue additional asset sales and contract awards. Based upon these additional factors, we have begun pursuing alternatives to refinance the Senior Bank Credit Facility scheduled to mature December 31, 2002.

We believe that we will be able to complete a refinancing of our Senior Bank Credit Facility during the first half of 2002 through senior secured bank debt or through a combination of senior secured bank debt and senior unsecured debt even without the sale of additional assets or the BOP contract award. The combination and amount of short-term bank debt and senior unsecured debt with longer term maturities, however, will be somewhat dependent upon market conditions and the outcome of our discussions with the BOP regarding a potential sale of our Northeast Ohio Correctional Center, as well as the potential award of CAR II. We can provide no assurance that we will be able to meet our financial projections for 2002, sell additional assets, obtain a new contract from the BOP or complete a refinancing of our Senior Bank Credit Facility prior to its maturity on December 31, 2002, on commercially reasonable or any other terms. Unsuccessful attempts to refinance the Senior Bank Credit Facility, or events of default which result in the acceleration of all or a portion of our outstanding debt, would have a material adverse effect on our liquidity and financial position. We do not have sufficient working capital resources to satisfy our debt obligations in the event we cannot complete a refinancing prior to December 31, 2002.

We believe that we are currently in compliance with the terms of the covenants on all of our indebtedness. Further, we believe our operating plans and related projections are achievable and will allow us to remain in compliance with our debt covenants during 2002. However, there can be no assurance that the cash flow projections will reflect actual results, and there can be no assurance that we will remain in compliance with our debt covenants or that, if we default under any of our debt covenants, we will be able to obtain waivers or amendments.

Due to certain cross-default provisions contained in certain of our debt instruments, if we were to be in default under the Senior Bank Credit Facility and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate our obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of our $100.0 million senior notes and our aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on our liquidity and financial position. Additionally, under our $40.0 million convertible subordinated notes, even if the lenders under the Senior Bank Credit Facility did not elect to exercise their acceleration rights, the holders of the $40.0 million convertible subordinated notes could require us to repurchase such notes upon a default under the Senior Bank Credit Facility permitting acceleration. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a substantial portion of our outstanding indebtedness.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2001, was $92.8 million. This amount represents net income for the year plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including primarily the change in fair value of the interest rate swap agreement. During 2001, we received significant tax refunds of approximately $32.2 million, contributing to the net cash provided by operating activities. These refunds, however, were partially offset by the payment of $15.0 million during August 2001 for a full settlement of all claims in a dispute regarding the termination of a securities purchase agreement in 2000 related to our proposed corporate restructuring led by the Fortress/Blackstone investment group.

Investing Activities

Our cash flow provided by investing activities was $130.9 million for the year ended December 31, 2001, and was primarily attributable to the proceeds received from the sales of the Mountain View Correctional Facility on March 16, 2001, our interest in the Agecroft facility on April 10, 2001, the Pamlico Correctional Facility, on June 28, 2001, and the Southern Nevada Women’s Correctional Center on October 3, 2001.

Financing Activities

Our cash flow used in financing activities was $198.3 million for the year ended December 31, 2001. Net payments on debt totaled $189.0 million and primarily represents the net cash proceeds received from the sale of the Mountain View Correctional Facility, our interest in the Agecroft facility, the Pamlico Correctional Facility, and the Southern Nevada Women’s Correctional Center that were immediately applied to amounts outstanding under the Senior Bank Credit Facility. In addition, during June we paid-down a lump sum of $35.0 million on the Senior Bank Credit Facility with cash on hand.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2000

A substantial portion of our revenue during 2000 was derived from: (i) rents received under triple net leases of correctional and detention facilities, including the leases with Operating Company, referred to herein as the Operating Company leases; (ii) dividends from investments in the non-voting stock of certain subsidiaries; (iii) interest income on a $137.0 million promissory note payable to us from Operating Company, referred to herein as the Operating Company note; and (iv) license fees earned under the terms of a trade name use agreement with Operating Company. Operating Company leased 37 of our 46 operating properties pursuant to the Operating Company leases. We, therefore, were dependent for our rental revenue upon Operating Company’s ability to make the lease payments required under the Operating Company leases for such facilities. Operating Company had incurred a net loss of $202.9 million as of December 31, 1999 and had net working capital deficiencies. As a result, during 2000, Operating Company was unable to pay the first scheduled interest payment under the terms of the Operating Company note and the scheduled lease payments to us under the Operating Company leases.

We incurred a net loss of $730.8 million for the year ended December 31, 2000, used net cash of $46.6 million in operating activities and had a net working capital deficiency of $36.8 million at December 31, 2000. Included in the $730.8 million net loss for the year ended December 31, 2000, was a $527.9 million non-cash impairment loss associated with the reduction of the carrying values of certain long lived assets to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, referred to herein as SFAS 121. Contributing to the net loss and net working capital deficiency was an accrual at December 31, 2000 of $75.4 million related to the settlement of our stockholder litigation (which would be satisfied through the issuance of 4.7 million shares of common stock, as adjusted for the reverse-stock split in May 2001, and the issuance of an aggregate $29.0 million note payable due in 2009), strategic investor and merger related charges of $24.2 million, and $11.9 million of amounts written-off under lease arrangements.

In June 2000, we obtained a waiver and amendment to the Senior Bank Credit Facility and waivers and amendments to our convertible subordinated notes to permit the Operating Company merger and the amendments to the Operating Company leases and the other contractual arrangements we had with Operating Company. At September 30, 2000, we were not in compliance with certain applicable financial covenants contained in the Senior Bank Credit Facility, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. We subsequently obtained a consent and amendment, effective November 17, 2000, to the Senior Bank Credit Facility thereby avoiding an event of default under the facility.

In an effort to address the liquidity needs of Operating Company prior to the completion of the restructuring, and as permitted by the terms of the June 2000 waiver and amendment, we amended the terms of our leases with Operating Company in June 2000. As a result of this amendment, lease payments under the Operating Company leases were due and payable on June 30 and December 31 of each year, instead of monthly. In addition, we agreed to defer, with interest, and with the exception of certain scheduled payments, the first semi-annual rental payment under the revised terms of the Operating Company leases, due June 30, 2000, until September 30, 2000.

In connection with the amendments to the Operating Company leases, deferring a substantial portion of the rental payments due to us thereunder, the terms of the June 2000 waiver and amendment also conditioned its effectiveness upon the deferral of our payment of fees to Operating Company which would otherwise be payable pursuant to the terms of certain agreements, including the amended and restated tenant incentive agreement, the business development agreement, and the amended and restated service agreement, each as further described in Note 6 to the financial statements.

Immediately prior to the Operating Company merger, we entered into agreements with Operating Company pursuant to which we forgave all unpaid amounts due and payable to us through August 31, 2000, totaling approximately $226.1 million, relating to the Operating Company leases, the interest due on the unpaid Operating Company leases, and the interest accrued on the Operating Company note.

As a result of the Operating Company merger, the Operating Company leases, the amended and restated tenant incentive agreement, the business development agreement, and the amended and restated services agreement were canceled.

During 2000, we recognized rental income, net of reserves, from Operating Company based on the actual cash payments received. In addition, we continued to record our obligations to Operating Company under the various agreements discussed above through the effective date of the Operating Company merger.

As of December 31, 2000, our liquidity was provided by cash on hand of approximately $20.9 million and $42.4 million available under the Operating Company revolving credit facility. At December 31, 2000, borrowings outstanding under the revolving loans of the Senior Bank Credit Facility, which were scheduled to mature January 1, 2002, totaled $382.5 million.

As a result of our financial condition at December 31, 2000, including (i) the revolving loans under the Senior Bank Credit Facility maturing January 1, 2002; (ii) the requirement under a consent and amendment to the Senior Bank Credit Facility completed in November 2000 to use commercially reasonable efforts to complete any combination of certain transactions, as defined therein, which together result in net cash proceeds of at least $100.0 million; (iii) our negative working capital position; and (iv) our highly leveraged capital structure, we evaluated our capital structure and considered various potential transactions that could improve our financial position. During the third quarter of 2000, we named a new president and chief executive officer, followed by a new chief financial officer in the fourth quarter. At our 2000 annual meeting of stockholders held during the fourth quarter of 2000, the stockholders elected a newly constituted nine-member board of directors, including six independent directors.

Following the completion of the Operating Company merger and the acquisitions of PMSI and JJFMSI during the fourth quarter of 2000, our new management conducted strategic assessments; developed a strategic operating plan to improve our financial position; developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale. As a result of these assessments, we recorded non-cash impairment losses totaling $508.7 million.

During the fourth quarter of 2000, we obtained a consent and amendment to our Senior Bank Credit Facility to replace existing financial covenants. During the first quarter of 2001, we also obtained amendments to the Senior Bank Credit Facility to modify the financial covenants to take into consideration any loss of EBITDA that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of our obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, we amended the provisions to the note purchase agreement governing our $30.0 million convertible subordinated notes to replace previously existing financial covenants in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

Operating Activities

Our net cash used in operating activities for the year ended December 31, 2000, was $46.6 million, and represented the net loss for the year plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including primarily impairment losses and the write-off of amounts under lease arrangements, included in the statement of operations.

Investing Activities

Our cash flow used in investing activities was $38.5 million for the year ended December 31, 2000. Additions to property and equipment totaling $78.7 million in 2000 were primarily related to expenditures associated with two, 1,524 bed medium security prisons under construction in Georgia. These uses of cash were partially offset by the reduction of restricted cash that had been used as collateral for an irrevocable letter of credit issued in connection with the construction of a facility. In addition, in connection with the Operating Company merger and the acquisitions of PMSI and JJFMSI, we acquired approximately $6.9 million in cash.

Financing Activities

Our cash flow used in financing activities was $0.6 million for the year ended December 31, 2000. Net proceeds from the issuance of debt totaled $29.1 million and was used primarily to fund additions to property and equipment and working capital needs, partially offset by $11.3 million used to pay debt issuance costs.

On March 22, 2000, our board of directors declared a quarterly dividend on our Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends totaling $2.2 million were paid on April 17, 2000. During the first quarter of 2000, we also paid the accrued distributions as of December 31, 1999, on the Company’s Series A Preferred Stock, totaling $2.2 million.

The combined and consolidated statement of cash flows for the year ended December 31, 2000 includes certain transactions by PMSI and JJFMSI prior to their acquisition on December 1, 2000. In September 2000, a wholly-owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI for total cash consideration of $8.3 million. Also in September 2000, a wholly-owned subsidiary of JJFMSI purchased 85% of the outstanding common stock of JJFMSI for total cash consideration of $5.1 million. These transactions are included in “Purchase of treasury stock” in the combined and consolidated statement of cash flows for 2000.

RESULTS OF OPERATIONS

As previously discussed, we do not believe the comparison between the results of operations for the years ended December 31, 2001, 2000 and 1999 are meaningful. Please refer to the discussion under the overview of the Company for further information on the lack of comparability of the results of operations between the years.

Year Ended December 31, 2001

We generated net income available to common stockholders of $5.7 million, or $0.20 per diluted share for the year ended December 31, 2001. Contributing to the net income was a non-cash gain of $25.6 million related to the extinguishment of the promissory note issued in connection with our federal stockholder litigation settlement. Results also included the non-cash effect of an $11.1 million charge associated with the accounting for interest rate swap agreements into which we were required to enter under prior terms of the Senior Bank Credit Facility.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. During 2001, we generated $48.35 in revenue per compensated man-day, and incurred $37.20 in operating expenses per compensated man-day, resulting in an operating margin of 23.1%.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Revenue per compensated man-day for the facilities we own and manage was $53.63 for 2001. Revenue per compensated man-day for the managed-only facilities was $40.94 for 2001. Because we incur higher expenses such as repairs and maintenance, real estate taxes, and insurance on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. Operating expense per compensated man-day for the facilities we own and manage was $40.20 for 2001. Operating expense per compensated man-day for the managed-only facilities was $33.01 for 2001. Operating margins, therefore, for owned and managed facilities and managed-only facilities were 25.0% and 19.4%, respectively.

Management and other revenue. Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage, which, for the year ended December 31, 2001, totaled $974.4 million. Occupancy for the facilities we operate was 88.5% for the year ended December 31, 2001, including 82.6% for facilities we own and manage, and 98.2% for our managed-only facilities.

During the first quarter of 2001, the State of Georgia began filling two of our facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities.

During the second quarter of 2001, we were informed that our current contract with the District of Columbia to house its inmates at the Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated the BOP to assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter, and completed the process in July. Accordingly, substantially all employees at the facility have been terminated. Total management and other revenue at this facility was approximately $6.4 million during 2001. The related operating expenses at this facility were $12.6 million during 2001. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Center to the BOP, and are also pursuing agreements to reopen the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to reopen this facility.

During the third quarter of 2001, due to a short-term decline in the State of Wisconsin’s inmate population, the State transferred approximately 700 inmates out of our Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State’s correctional system. Therefore, management and other revenue declined at this facility during 2001. We are currently pursuing a contract with the State of Tennessee to replace the vacancy from these inmates, although we can provide no assurance that we will be successful in this pursuit.

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Although we continue to negotiate with respect to the continued operation of these facilities, we have begun a transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico. We can provide no assurance that we will continue our operation of these facilities. During 2001, these facilities generated total revenue of $22.6 million and total operating expenses of $19.3 million. The termination of the Ponce Adult Correctional Facility management contract would result in a non-cash charge of approximately $1.9 million for the write-off of the carrying value of assets associated with this management contract. We have recently signed an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, the management contract is terminable at any time without cause by the Commonwealth.

We have responded to a proposal from the BOP for the placement of up to 1,500 inmates under the BOP’s CAR II proposal. We have earmarked our McRae Correctional Facility located in McRae, Georgia, which has a design capacity of 1,524 beds, for this opportunity. The BOP has identified this facility as one of two “preferred alternative” sites to house inmates under CAR II. If we are successful in securing a contract under CAR II, management and other revenue would increase at this facility upon commencement of the contract. However, start-up expenses expected to be incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, would result in additional operating expenses before any revenue is generated, resulting in a reduction in net income in the short-term. There can be no assurance that we will be successful in securing CAR II, which is expected to be awarded during the first half of 2002.

Operating expenses. Operating expenses totaled $753.5 million for the year ended December 31, 2001. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities and other correctional facilities.

Salaries and benefits represent the most significant component of operating expenses. During 2001, we incurred wage increases due to tight labor markets, particularly for correctional officers. However, as the unemployment rate has increased, we have seen an increase in the availability of potential employees, providing some moderation to the trend of increasing salary requirements. Nonetheless, the market for correctional officers has remained challenging. In addition, ten of our facilities have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during 2001. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in claims experience in general. We continue to incur increasing insurance expense due to adverse claims experience. We are developing a strategy to improve the management of our future loss claims but can provide no assurance that this strategy will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability insurance could result in increasing expenses in the future.

We were able to achieve reductions in food expenses during 2001 through the renegotiation of food service contracts. In addition, despite increasing medical costs nationwide, we were able to achieve a modest reduction in medical expenses. We can provide no assurance, however, that we will continue to achieve further expense reductions, or that we will not experience an increase in such expenses in the future.

Rental revenue

Rental revenue was $6.4 million for the year ended December 31, 2001, and was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue will be received for these facilities. For the year ended December 31, 2001, rental revenue for these facilities totaled $2.0 million.

General and administrative expense

For the year ended December 31, 2001, general and administrative expenses totaled $34.6 million. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

Depreciation and amortization

For the year ended December 31, 2001, depreciation and amortization expense totaled $54.1 million. Amortization expense for the year ended December 31, 2001 includes approximately $7.6 million for goodwill that was established in connection with the acquisitions of Operating Company on October 1, 2000 and the service companies on December 1, 2000. Goodwill will no longer be subject to amortization effective January 1, 2002, in accordance with a new accounting pronouncement, as further discussed under “Recent Accounting Pronouncements” herein. Amortization expense during the year ended December 31, 2001 is also net of a reduction to amortization expense of $9.1 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, we currently expect the corresponding amortization reduction to decrease during 2002.

Interest expense, net

Interest expense, net, is reported net of interest income for the year ended December 31, 2001. Gross interest expense was $133.7 million for the year ended December 31, 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Senior Bank Credit Facility, the Operating Company revolving credit facility, our $100.0 million senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to declining interest rates and lower amounts outstanding under the Senior Bank Credit Facility. Based on our credit rating, from January 1, 2001 through September 30, 2001, the interest rate applicable to the Senior Bank Credit Facility was 2.75% over the base rate and 4.25% over the London Interbank Offering Rate, or LIBOR, for revolving loans, and 3.0% over the base rate and 4.5% over LIBOR for term loans. These rates increased 50 basis points (0.50%) on October 1, 2001 since, under terms of the Senior Bank Credit Facility, we had not prepaid an aggregate of $200.0 million of the outstanding loans under the Senior Bank Credit Facility.

On December 7, 2001, pursuant to terms of the December 2001 amendment and restatement, the interest rate for all loans under the Senior Bank Credit Facility was adjusted to a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option, through June 30, 2002, subject to an increase of 1.0% on July 1, 2002.

Gross interest income was $8.1 million for year ended December 31, 2001. Gross interest income is earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women’s Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no further interest income will be received on this lease. For the year ended December 31, 2001, interest income for this lease totaled $0.9 million. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

Change in fair value of derivative instruments

As of December 31, 2001, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” referred to herein as SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the year ended December 31, 2001. We estimate the fair value of interest rate swap agreement using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixes LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. As of December 31, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement has a negative fair value of approximately $13.6 million. This negative fair value consists of a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, and a reduction in the fair value of the swap agreement of $8.6 million during the year ended December 31, 2001. In accordance with SFAS 133, we have recorded an $11.1 million non-cash charge for the change in fair value of the swap agreement for the year ended December 31, 2001, which includes $2.5 million for amortization of the transition adjustment. The transition adjustment represents the fair value of the swap agreement as of January 1, 2001, which has been reflected as a cumulative effect of accounting change included in other comprehensive income in the accompanying statement of stockholders’ equity. The unamortized transition adjustment at December 31, 2001 of $2.5 million is expected to be included in earnings as a non-cash charge, along with a corresponding increase to stockholders’ equity through accumulated comprehensive income, over the remaining term of the swap agreement. The non-cash charge of $11.1 million for the year ended December 31, 2001, is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Senior Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, we will continue to adjust the swap agreement to its estimated fair value potentially resulting in additional non-cash charges or gains.

Additionally, during the fourth quarter of 2001, a $26.1 million promissory note was issued in connection with the final settlement of the federal court portion of the stockholder litigation settlement. Under terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock met or exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of our common stock, create a derivative instrument that must be valued and accounted for under the provisions of SFAS 133. As a result of this extinguishment, we estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded in the fourth quarter of 2001. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001.

The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the issuance of such note and prior to its maturity in 2009. The estimated liability is included in accrued expenses at December 31, 2001. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the balance sheet as of December 31, 2001, the issuance of the note is currently expected to have a favorable impact on our financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

Income tax expense

We incurred approximately $1.1 million of income tax expense for the year ended December 31, 2001, primarily consisting of taxes associated with our operations in Puerto Rico, partially offset by an income tax benefit for the reduction in our deferred tax liabilities.

As of December 31, 2001, our deferred tax assets totaled approximately $150.5 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of December 31, 2001, we have provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no reserve is established for our deferred tax assets, our financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we will be able to utilize our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we will be due an income tax refund of approximately $30.0 million, which will be reflected as an income tax benefit during the first quarter of 2002.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Management revenue

Management revenue consisted of revenue earned from the operation and management of adult and juvenile correctional and detention facilities for the year ended December 31, 2000, totaling $182.5 million, which, beginning as of October 1, 2000 and December 1, 2000, included management revenue previously earned by Operating Company, PMSI and JJFMSI, respectively. Also included was the management revenue earned by PMSI and JJFMSI from the operation and management of adult prisons and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $79.3 million. As a REIT, we had no management revenue in 1999.

Rental revenue

Net rental revenue was $40.9 million and $270.1 million for the years ended December 31, 2000 and 1999, respectively, and was generated from leasing correctional and detention facilities to Operating Company, governmental agencies and other private operators. For the year ended December 31, 2000, we reserved $213.3 million of the $244.3 million of gross rental revenue due from Operating Company through September 30, 2000 due to the uncertainty regarding the collectibility of the payments. During September 2000, we forgave all unpaid rental payments due from Operating Company as of August 31, 2000 (totaling $190.8 million). The forgiveness did not impact our financial statements at that time as the amounts forgiven had been previously reserved. The remaining $22.5 million in unpaid rentals from Operating Company was fully reserved in September 2000. The Operating Company leases were cancelled in the Operating Company merger.

For the year ended December 31, 1999, rental revenue was $270.1 million and was generated primarily from leasing correctional and detention facilities to Operating Company, as well as governmental and private operators. During 1999, we began leasing five new facilities in addition to the 37 facilities leased at the beginning of the year. We recorded no reserves for the year ended December 31, 1999, as all rental revenue was collected from lessees, including Operating Company.

Licensing fees from affiliates

Licensing fees from affiliates were $7.6 million and $8.7 million for the years ended December 31, 2000 and 1999, respectively. Licensing fees were earned as a result of a trade name use agreement between us and Operating Company, which granted Operating Company the right to use the name “Corrections Corporation of America” and derivatives thereof subject to specified terms and conditions therein. The licensing fee was based upon gross rental revenue of Operating Company, subject to a limitation based on our gross revenue. All licensing fees were collected from Operating Company. The decrease in licensing fees in 2000 compared with 1999 was due to the cancellation of the trade name use agreement in connection with the Operating Company merger.

Operating expenses

Operating expenses included the operating expenses of PMSI and JJFMSI on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $64.5 million. Also included were the operating expenses we incurred for the year ended December 31, 2000, totaling $152.8 million, which, beginning as of October 1, 2000 and December 1, 2000, included the operating expenses incurred by Operating Company and the service companies, respectively. Operating expenses consisted of those expenses incurred in the operation and management of prisons and other correctional facilities. Also included in operating expenses were our realized losses on foreign currency transactions of $0.6 million for the year ended December 31, 2000. These losses resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of certain receivables denominated in British pounds. See “Unrealized foreign currency transaction loss” for further discussion of these receivables.

General and administrative expense

For the year ended December 31, 2000 and 1999, general and administrative expenses were $45.5 million and $24.1 million, respectively. During the fourth quarter of 1999, we entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group. In April 2000, the securities purchase agreement by and among the parties was terminated when Fortress/Blackstone elected not to match the terms of a subsequent proposal by Pacific Life Insurance Company. In June 2000, our securities purchase agreement with Pacific Life was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 waiver and amendment to our Senior Bank Credit Facility satisfied the terms of the agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the restructuring, including the Operating Company merger, we terminated the services of one of our financial advisors during the third quarter of 2000. For the year ended December 31, 2000, we accrued expenses of approximately $24.3 million in connection with existing and potential litigation associated with the termination of the aforementioned agreements. All disputes with these parties have since been settled.

General and administrative expenses incurred by PMSI and JJFMSI on a combined basis for the period September 1, 2000 through November 30, 2000 totaled $0.6 million. Additional general and administrative expenses incurred for the year ended December 31, 2000 totaled $20.6 million, which, beginning as of October 1, 2000 and December 1, 2000, included the general and administrative expenses incurred by Operating Company and the service companies, respectively. These additional general and administrative expenses consisted primarily of corporate management salaries and benefits, professional fees and other administrative expenses. Effective October 1, 2000, as a result of the Operating Company merger, corporate management salaries and benefits also contained the former corporate employees of Operating Company. Also included in these additional general and administrative expenses were $2.0 million in severance payments to our former chief executive officer and secretary and $1.3 million in severance payments to various other company employees.

During 1999, we were a party to various litigation matters, including stockholder litigation and other legal matters, some of which have been settled. We incurred legal expenses of $6.3 million during 1999 in relation to these matters. Also included in 1999 was $3.9 million of expenses incurred for consulting and legal advisory services in connection with the proposed restructuring. In addition, as a result of our failure to declare, prior to December 31, 1999, and the failure to distribute, prior to January 31, 2000, dividends sufficient to distribute 95% of our taxable income for 1999, we were subject to excise taxes, of which $7.1 million was accrued as of December 31, 1999.

Depreciation and amortization

For the year ended December 31, 2000 and 1999, depreciation and amortization expense was $59.8 million and $44.1 million, respectively. The increase was a result of a greater number of correctional and detention facilities in service during 2000 compared with 1999. Also included was the depreciation and amortization expense for PMSI and JJFMSI from the operation and management of adult prisons and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $3.9 million.

License fees to Operating Company

Licensing fees to Operating Company were recognized under the terms of a trade name use agreement between Operating Company and each of PMSI and JJFMSI, which were assumed as a result of the Operating Company merger. Under the terms of the trade name use agreement, PMSI and JJFMSI were required to pay to Operating Company 2.0% of gross management revenue for the use of the CCA name and derivatives thereof. PMSI and JJFMSI incurred expenses of $0.5 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company merger. The trade name use agreement was cancelled upon the acquisitions of PMSI and JJFMSI.

Administrative services fee to Operating Company

Operating Company and each of PMSI and JJFMSI entered into an administrative services agreement whereby Operating Company would charge a fee to manage and provide general and administrative services to each of PMSI and JJFMSI. We assumed this agreement as a result of the Operating Company merger. PMSI and JJFMSI recognized expense of $0.9 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company merger. The administrative services agreement was cancelled upon the acquisitions of PMSI and JJFMSI.

Write-off of amounts under lease arrangements

During 2000, we opened or expanded five facilities that were operated and leased by Operating Company prior to the Operating Company merger. Based on Operating Company’s financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company leases in connection therewith, we wrote-off the accrued tenant incentive fees due Operating Company in connection with opening or expanding the five facilities, totaling $11.9 million for the year ended December 31, 2000.

For the year ended December 1999, we paid tenant incentive fees of $68.6 million, with $2.9 million of those fees amortized against rental revenues. During the fourth quarter of 1999, we undertook a plan that contemplated merging with Operating Company and thereby eliminating the Operating Company leases or amending the Operating Company leases to significantly reduce the lease payments to be paid by Operating Company to us. Consequently, we determined that remaining deferred tenant incentive fees at December 31, 1999 were not realizable and wrote-off fees totaling $65.7 million.

Impairment losses

SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Under terms of the June 2000 waiver and amendment to our Senior Bank Credit Facility, we were obligated to complete the restructuring, including the Operating Company merger, and complete the restructuring of management through the appointment of a new chief executive officer and a new chief financial officer. The restructuring also permitted the acquisitions of PMSI and JJFMSI. During the third quarter of 2000, we named a new president and chief executive officer, followed by the appointment of a new chief financial officer during the fourth quarter of 2000. At our 2000 annual meeting of stockholders held during the fourth quarter of 2000, our stockholders elected a newly constituted nine-member board of directors, including six independent directors.

Following the completion of the Operating Company merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering our financial condition, our new management developed a strategic operating plan to improve our financial position, and developed revised projections for 2001 to evaluate various potential transactions. Management also conducted strategic assessments and evaluated our assets for impairment. Further, management evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale.

In accordance with SFAS 121, we estimated the undiscounted net cash flows for each of our properties and compared the sum of those undiscounted net cash flows to our investment in each property. Through this analyses, we determined that eight of our correctional and detention facilities and the long-lived assets of the transportation business had been impaired. For these properties, we reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $420.5 million.

During the fourth quarter of 2000, as part of the strategic assessment, we committed to a plan of disposal for certain of our long-lived assets. In accordance with SFAS 121, we recorded losses on these assets based on the difference between the carrying value and the estimated net realizable value of the assets. We estimated the net realizable values of certain facilities and direct financing leases held for sale based on outstanding offers to purchase, appraisals, as well as utilizing various financial models, including discounted cash flow analyses, less estimated costs to sell each asset. The resulting impairment loss for these assets totaled $86.1 million.

Included in property and equipment were costs associated with the development of potential facilities. Based on our strategic assessment during the fourth quarter of 2000, management decided to abandon further development of these projects and expense any amounts previously capitalized. The resulting expense totaled $2.1 million.

During the third quarter of 2000, our management determined either not to pursue further development or to reconsider the use of certain parcels of property in California, Maryland and the District of Columbia. Accordingly, we reduced the carrying values of the land to their estimated net realizable value, resulting in an impairment loss totaling $19.2 million.

In December 1999, based on the poor financial position of Operating Company, we determined that three of our correctional and detention facilities located in the State of Kentucky and leased to Operating Company were impaired. In accordance with SFAS 121, we reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $76.4 million.

Equity in earnings and amortization of deferred gains, net

For the year ended December 31, 2000, equity in losses and amortization of deferred gains, net, was $11.6 million, compared with equity in earnings and amortization of deferred gains, net, of $3.6 million in 1999. For the year ended December 31, 2000, we recognized equity in losses of PMSI and JJFMSI of approximately $12,000 and $870,000, respectively through August 31, 2000. In addition, we recognized equity in losses of Operating Company of approximately $20.6 million. For 2000, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $6.5 million and $3.3 million, respectively.

For the year ended December 31, 1999, we recognized twelve months of equity in earnings of PMSI and JJFMSI of $4.7 million and $7.5 million, respectively, and received distributions from PMSI and JJFMSI of $11.0 million and $10.6 million, respectively. In addition, we recognized equity in losses of Operating Company of $19.3 million. For 1999, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was $7.1 million and $3.6 million, respectively.

Interest expense, net

Interest expense, net, was reported net of interest income and capitalized interest for the years ended December 31, 2000 and 1999. Gross interest expense was $145.0 million and $51.9 million for the years ended December 31, 2000 and 1999, respectively. Gross interest expense was based on outstanding convertible subordinated notes payable balances, borrowings under the Senior Bank Credit Facility, the Operating Company revolving credit facility, our $100.0 million senior notes, and amortization of loan costs and unused facility fees. Interest expense was reported net of capitalized interest on construction in progress of $8.3 million and $37.7 million for the years ended December 31, 2000 and 1999, respectively. The increase in gross interest expense related to: (i) higher average debt balances outstanding, primarily related to the Senior Bank Credit Facility; (ii) increased interest rates due to rising market rates, and increases in contractual rates associated with the Senior Bank Credit Facility due to modifications to the facility agreement in August 1999, the June 2000 waiver and amendment and reductions to our credit rating; (iii) increased interest rates due to the accrual of default interest on the Senior Bank Credit Facility and default and contingent interest on the $40 million convertible notes during 2000; and (iv) the assumption of the Operating Company revolving credit facility.

Gross interest income was $13.5 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively. Gross interest income was earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents.

The increase in gross interest income in 2000 compared with 1999 was primarily due to interest earned on the direct financing lease with Agecroft Prison Management, Ltd., or APM. During January 2000, we completed construction, at a cost of approximately $89.4 million, of an 800-bed medium-security prison in Salford, England and entered into a 25-year direct financing lease with APM. This asset was included in “assets held for sale” on the combined and consolidated balance sheet at December 31, 2000. On April 10, 2001, we sold our interest in this facility.

Other income

Other income for the year ended December 31, 2000 totaled $3.1 million. In September 2000, we received approximately $4.5 million in final settlement of amounts held in escrow related to the 1998 acquisition of the outstanding capital stock of U.S. Corrections Corporation. The $3.1 million represented the proceeds, net of miscellaneous receivables arising from claims against the escrow.

Loss on sales of assets

We incurred a loss on sales of assets during 2000 and 1999, of approximately $1.7 million and $2.0 million, respectively. During the fourth quarter of 2000, JJFMSI sold its 50% interest in CCA Australia resulting in a $3.6 million loss. This loss was offset by a gain of $0.6 million resulting from the sale of a correctional facility located in Kentucky, a gain of $1.6 million on the sale of JJFMSI’s 50% interest in U.K. Detention Services Limited and a loss of $0.3 million resulting from the abandonment of a project under development.

For the year ended December 31, 1999, we incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, we, as the successor to Old CCA, received $6.5 million in three installments expiring June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets’ depreciated book value. We received $3.5 million of the proceeds during 1999 and $1.5 million during each of 2000 and 2001. In addition, we incurred a loss of $0.4 million resulting from a sale of a newly constructed facility in Florida. We completed construction on the facility in May 1999. In accordance with the terms of the management contract between Old CCA and Polk County, Florida, Polk County exercised an option to purchase the facility. We received net proceeds of $40.5 million.

Unrealized foreign currency transaction loss

In connection with the construction and development of the Agecroft facility, located in Salford, England, during the first quarter of 2000, we entered into a 25-year property lease. We have been accounting for the lease as a direct financing lease and recorded a receivable equal to the discounted cash flows to be received over the lease term. We also have extended a working capital loan to the operator of this facility. These assets, along with various other short-term receivables, are denominated in British pounds; consequently, we adjust these receivables to the current exchange rate at each balance sheet date, and recognize the currency gain or loss in current period earnings. Due to negative fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, we recognized net unrealized foreign currency transaction losses of $8.1 million for the year ended December 31, 2000. On April 10, 2001 we sold our interest in the Agecroft facility.

Stockholder litigation settlement

In February 2001, we received court approval of the revised terms of the definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against us and certain of our existing and former directors and executive officers. Pursuant to the terms of the settlement, we agreed to issue to the plaintiffs an aggregate of 4.7 million shares of common stock, as adjusted for the reverse stock split in May 2001, and a subordinated promissory note in the aggregate principal amount of $29.0 million.

As of December 31, 2000, we had accrued the estimated obligation of the contingency associated with the stockholder litigation, amounting to approximately $75.4 million.

Write-off of loan costs

As a result of an amendment to the original bank credit facility on August 4, 1999, we wrote-off loan costs of approximately $9.0 million during the year ended December 31, 1999. Additionally, we paid approximately $5.6 million to a financial advisor for a potential debt transaction, which was written-off when the transaction was abandoned.

Income taxes

Prior to 1999, Old CCA operated as a taxable subchapter C corporation. We elected to change our tax status from a taxable corporation to a real estate investment trust effective with the filing of our 1999 federal income tax return. As of December 31, 1998, our balance sheet reflected $83.2 million in net deferred tax assets. In accordance with the provisions of SFAS 109, we provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 merger and the election to be taxed as a real estate investment trust. As such, our results of operations reflected a provision for income taxes of $83.2 million for the year ended December 31, 1999. However, due to our tax status as a real estate investment trust, we recorded no income tax provision or benefit related to operations for the year ended December 31, 1999.

In connection with the restructuring, on September 12, 2000, our stockholders approved an amendment to our charter to remove provisions requiring us to elect to qualify and be taxed as a real estate investment trust for federal income tax purposes effective January 1, 2000. As a result of the amendment to our charter, we have been taxed as a taxable subchapter C corporation beginning with our taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, we were required to establish current and deferred tax assets and liabilities in our financial statements in the period in which a change of tax status occurred. As such, our benefit for income taxes for the year ended December 31, 2000 included the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. Under SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but instead will be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangible assets with indefinite useful lives is less than their carrying amounts and is recognized in earnings. SFAS 142 also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of December 31, 2001, we had $104.0 million of goodwill reflected on the accompanying balance sheet associated with the Operating Company merger and the acquisitions of the service companies completed during the fourth quarter of 2000. We do not have any intangible assets with indefinite useful lives. Amortization of goodwill for the year ended December 31, 2001 was $7.6 million.

Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle in the statement of operations. Although the amount of impairment losses, if any, has not yet been determined, the initial application of SFAS 142 could have a material effect on our financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” referred to herein as SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS 144 is not expected to have a material impact on our financial statements.

INFLATION

We do not believe that inflation has had or will have a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our Senior Bank Credit Facility and certain other indebtedness. The interest on the Senior Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Senior Bank Credit Facility was 100 basis points higher or lower during the year ended December 31, 2001 and 2000, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $5.5 million and

$6.0 million, respectively, including the effects of our interest rate swap arrangements discussed below.

As of December 31, 2001, we had outstanding $100.0 million of senior notes with a fixed interest rate of 12.0%, $41.1 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of series A preferred stock with a fixed dividend rate of 8.0% and $96.6 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

The Senior Bank Credit Facility required us to hedge $325.0 million of our floating rate debt on or before August 16, 1999. We have entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense. In accordance with SFAS 133, as amended, as of December 31, 2001 we recorded a $13.6 million liability, representing the estimated amount we would have to pay to cancel the contract or transfer it to other parties. The estimated negative fair value of the swap agreement as of January 1, 2001 of $5.0 million was reflected as a cumulative effect of accounting change included in other comprehensive income in the statement of stockholders’ equity. The reduction in the fair value of the swap agreement during the year ended December 31, 2001 was charged to earnings. This decline in fair value is due to declining interest rates and is expected to reverse into earnings prior to the maturity of the swap on December 31, 2002, unless the swap is terminated in connection with a refinancing of the Senior Bank Credit Facility.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of our Agecroft facility located in Salford, England, which was sold in April 2001. We extended a working capital loan to the operator of this facility. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At December 31, 2001, the receivables due us and denominated in British pounds totaled 3.9 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this annual report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item 10 is hereby incorporated by reference from the text appearing under Part I, Item 4A, under the caption “Our Executive Officers and Directors” in this report, and will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1. Election of Directors-Certain Information Concerning the Board of Directors,” “-Certain Information Concerning Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2002 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1. Election of Directors-Compensation of the Company’s Board of Directors,” “-Employment Agreements and Change of Control Provisions,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in our definitive proxy statement for the 2002 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Ownership of Our Securities” in our definitive proxy statement for the 2002 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2002 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2002.

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

(3)	The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith.

(b)	Reports on Form 8-K:

The following Forms 8-K were filed during the period October 1, 2001 through December 31, 2001:

(1)	Filed December 12, 2001 (earliest event December 7, 2001) reporting in Item 1., amendment and restatement to our senior bank credit facility, replacing the revolving portion of the credit facility with a term loan of the same amount maturing December 31, 2002.

The following Forms 8-K were filed subsequent to December 31, 2001:

(1)	Filed January 3, 2002 (earliest event December 31, 2001) reporting in Item 1., completion of the claims process in the federal stockholder litigation settlement with respect to a series of class action and derivative lawsuits brought against us.

(2)	Filed March 8, 2002 (earliest event March 6, 2002) reporting in Item 9., a presentation for an analyst and institutional investor conference and supplemental financial information included on our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: March 20, 2002	By: /s/John D. Ferguson John D. Ferguson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Ferguson John D. Ferguson, President and Chief Executive Officer	March 20, 2002 March 20, 2002

/s/ Irving E. Lingo, Jr. Irving E. Lingo Jr., Chief Financial Officer	March 20, 2002 March 20, 2002

/s/ William F. Andrews William F. Andrews, Chairman of the Board and Director	March 20, 2002 March 20, 2002

/s/ Joseph V. Russell Joseph V. Russell, Director	March 20, 2002 March 20, 2002

/s/ Lucius E. Burch, III Lucius E. Burch, III, Director	March 20, 2002 March 20, 2002

/s/ John D. Correnti John D. Correnti, Director	March 20, 2002 March 20, 2002

/s/ C. Michael Jacobi C. Michael Jacobi, Director	March 20, 2002 March 20, 2002

/s/ John R. Prann, Sr. John R. Prann, Sr., Director	March 20, 2002 March 20, 2002

/s/ Henri L. Wedell Henri L. Wedell, Director	March 20, 2002 March 20, 2002

/s/ Charles L. Overby Charles L. Overby, Director	March 20, 2002 March 20, 2002

/s/ John R. Horne John R. Horne, Director	March 20, 2002 March 20, 2002

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America, a Tennessee corporation (“Old CCA”), CCA Prison Realty Trust, a Maryland real estate investment trust (“Old Prison Realty”), and Prison Realty Corporation, a Maryland corporation currently known as Corrections Corporation of America (the “Company”) (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company’s Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.2	Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA Acquisition Sub, Inc., a Tennessee corporation currently known as CCA of Tennessee, Inc. (“CCA of Tennessee”), PMSI Acquisition Sub, Inc., a Tennessee corporation (“PMSI Acquisition Sub”), JJFMSI Acquisition Sub, Inc. a Tennessee corporation (“JJFMSI Acquisition Sub”), and Corrections Corporation of America, a Tennessee corporation formerly known as Correctional Management Services Corporation (“Operating Company”), Prison Management Services, Inc., a Tennessee corporation (“PMSI”), and Juvenile and Jail Facility Management Services, Inc. (“JJFMSI”) (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28, 1999 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.3	Mutual Written Consent, dated as of June 30, 2000, to Terminate Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, and Operating Company, PMSI and JJFMSI (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

2.4	Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA of Tennessee, and Operating Company (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish

Exhibit
Number	Description of Exhibits

supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.5	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and PMSI (previously filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.6	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and JJFMSI (previously filed as Exhibit 2.6 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Second Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

*4.2	Specimen of certificate representing the Company’s Common Stock.

*4.3	Specimen of certificate representing the Company’s 8.0% Series A Preferred Stock (the “Series A Preferred Stock”).

*4.4	Specimen of certificate representing the shares of the Company’s Series B Cumulative Preferred Stock (the “Series B Preferred Stock”).

4.5	Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities

Exhibit
Number	Description of Exhibits

(previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

4.6	First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

4.7	Prison Realty Trust, Inc. Dividend Reinvestment and Stock Purchase Plan (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.1	Second Amended and Restated Credit Agreement, dated as of December 7, 2001, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor, the several lenders from time to time party thereto, Lehman Commercial Paper Inc. (“Lehman”), as Administrative Agent, Societe Generale, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, SouthTrust Bank, N.A., as Co-Agent, and Lehman Brothers Inc., as Lead Arranger and as Book Manager (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 12, 2001 and incorporated herein by this reference).

10.2	Amended and Restated Credit Agreement, dated as of August 4, 1999, by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantor, the several lenders from time to time party thereto, Lehman, as Administrative Agent, Societe Generale, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent, SouthTrust Bank, N.A., as Co-Agent, and Lehman Brothers Inc., as Advisor, Lead Arranger, and as Book Manager (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (Commission File no. 0-25245), as filed with the Commission on August 17, 1999 and incorporated herein by this reference).

10.3	Waiver and Amendment, dated as of June 9, 2000, by and among the Company, as Borrower, certain of the Company’s subsidiaries as Subsidiary Guarantors, certain of the Company’s lenders, and Lehman, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.4	Consent and Amendment, dated as of November 17, 2000, by and among the Company, certain of the Company’s subsidiaries as Subsidiary Guarantors, certain of the Company’s lenders, and Lehman, as Administrative Agent (the “November 17, 2000 Consent and Amendment”) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on November 28, 2000 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.5	Consent and Amendment, dated as of January 10, 2001, by and among the Company, certain of the Company’s subsidiaries as Subsidiary Guarantors, certain of the Company’s lenders, and Lehman, as Administrative Agent (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.6	Amendment, dated as of March 13, 2001, by and among the Company, certain of the Company’s subsidiaries as Subsidiary Guarantors, certain of the Company’s lenders, and Lehman, as Administrative Agent (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.7	Second Waiver and Amendment, dated as of April 16, 2001, by and among the Company, certain of the Company’s subsidiaries as Subsidiary Guarantors, certain of the Company’s lenders, and Lehman, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on May 15, 2001 and incorporated herein by this reference).

10.8	Loan and Security Agreement, dated as of September 15, 2000, by and among Operating Company, as Borrower, certain of Operating Company’s subsidiaries as Subsidiary Guarantors, certain lenders and Lehman, as Agent, with Consent and First Amendment, dated as of November 30, 2000, attached thereto (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2002 and incorporated herein by this reference).

10.9	Waiver to Loan and Security Agreement, as amended, dated as of April 16, 2001, by and among CCA of Tennessee, as Borrower and successor to Operating Company, certain of CCA of Tennessee’s subsidiaries as Subsidiary Guarantors, certain lenders and Lehman, as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on May 15, 2001 and incorporated herein by this reference).

10.10	Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.11	7.5% Convertible, Subordinated Note, due February 28, 2005, made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.12	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.13	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.14	Note Purchase Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.15	Registration Rights Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.37 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.16	Original note from the Company made payable to MDP Ventures IV LLC, dated as of December 31, 1998, in the principal amount of $20.0 million (previously filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.17	Original notes from the Company made payable to MDP Ventures IV LLC, and certain other purchasers, dated as of January 29, 1999, in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 1999 and incorporated herein by this reference).

10.18	Form of Waiver and Amendment, dated as of June 30, 2000, by and between the Company and MDP Ventures IV LLC, with form of replacement note and PIK note attached thereto as Exhibit B and D, respectively (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.19	Securities Purchase Agreement, dated as of December 26, 1999, by and between the Company, Operating Company, PMSI, and JJFMSI, on the one hand, and Prison Acquisition Company, L.L.C., on the other hand, including: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, Operating Company, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of the Company; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of the Company; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred

Exhibit
Number	Description of Exhibits

Stock; (v) as Exhibit E thereto, the Form of Warrant; (vi) as Exhibit F thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock; (vii) as Exhibit G thereto, the Form of Registration Rights Agreement; and (viii) as Exhibit H thereto, the Financing Commitment Letter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28,1999 and incorporated herein by this reference).

10.20	First Amendment to Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Prison Acquisition Company, L.L.C., on the other hand (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on March 1, 2000 and incorporated herein by this reference).

10.21	Securities Purchase Agreement, effective as of April 16, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Pacific Life Insurance Company, on the other hand (“Pacific Life”), with the following exhibits attached: (i) as Exhibit A thereto, Agreement and Plan of Merger, dated as of December 26, 1999, by and among the Company, CCA of Tennessee, PMSI Acquisition Sub, JJFMSI Acquisition Sub, Operating Company, PMSI and JJFMSI; (ii) as Exhibit B thereto, the Form of Articles of Amendment and Restatement of the Company; (iii) as Exhibit C thereto, the Amended and Restated Bylaws of the Company; (iv) as Exhibit D thereto, the Form of Articles Supplementary for Series C Cumulative Convertible Preferred Stock (filed therewith); (v) as Exhibit E thereto, the Form of Articles Supplementary for Series B Cumulative Convertible Preferred Stock; (vi) as Exhibit F thereto, the Form of Warrant; and (vii) as Exhibit G thereto, the Form of Registration Rights Agreement (the Securities Purchase Agreement, together with items (ii), (iii), (iv), (v), (vi) and (vii), have been previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on April 18, 2000 and incorporated herein by this reference, with item (i) having been previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on December 28, 1999 and incorporated herein by this reference).

10.22	Mutual Termination and Release Agreement, dated as of June 30, 2000, by and among the Company, Operating Company, PMSI and JJFMSI, on the one hand, and Pacific Life, on the other hand (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.23	Stock Purchase Agreement, dated as of June 30, 2000, by and between the Company and Baron Asset Fund, and all series thereof, on behalf of itself and one or more mutual funds managed by it, or its affiliates (collectively, “Baron”) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.24	Stock Purchase Agreement, dated as of September 11, 2000, by and between the

Exhibit
Number	Description of Exhibits

Company and Sodexho Alliance, S.A. (“Sodexho”) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.25	Master Agreement to Lease, dated as of January 1, 1999, by and between the Company, USCC, Inc. and Operating Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.26	Form of Lease Agreement by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.27	First Amendment to Master Agreement to Lease, dated as of December 31, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.28	Master Amendment to Lease Agreements, dated as of December 31, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.29	Second Master Amendment to Lease Agreements, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.30	Termination Agreement With Respect to Master Agreement to Lease and Lease Agreements, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.31	Master Agreement to Lease, dated as of December 31, 2000, by and between the Company, as landlord, and CCA of Tennessee, as tenant (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.32	Services Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.33	Amended and Restated Services Agreement, dated as of March 5, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.30 to

\

Exhibit
Number	Description of Exhibits

the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.34	Amendment Number One to Amended and Restated Services Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.35	Termination Agreement With Respect to Amended and Restated Services Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.36	Tenant Incentive Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.37	Amended and Restated Tenant Incentive Agreement, by and between the Company and Operating Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (Commission File no. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.38	Amendment Number One to Amended and Restated Tenant Incentive Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

10.39	Termination Agreement With Respect to Amended and Restated Tenant Incentive Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.40	Business Development Agreement, by and between the Company and Operating Company (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (Commission File no. 0-25245), filed with the Commission on May 14, 1999 and incorporated herein by this reference).

10.41	Amendment Number One to Business Development Agreement, dated as of June 9, 2000, by and between the Company and Operating Company (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on June 13, 2000 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.42	Termination Agreement With Respect to Business Development Agreement, dated as of September 29, 2000, by and between the Company, Operating Company and CCA of Tennessee (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.43	Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and PMSI (previously filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.44	Amendment Number One to Administrative Services Agreement, dated as of September 29, 2000, by and between the Company and PMSI (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.45	Administrative Services Agreement, dated as of January 1, 1999, by and between Operating Company and JJFMSI (previously filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.46	Amendment Number One to Administrative Services Agreement, dated as of September 29, 2000, by and between the Company and JJFMSI (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.47	Right to Purchase Agreement, dated as of January 1, 1999, by and between the Company and Operating Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.48	Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Old CCA and Operating Company (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.49	Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Operating Company and Prison Management Services, LLC (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.50	Service Mark and Trade Name Use Agreement, dated as of December 31, 1998, by and between Operating Company and Juvenile and Jail Facility Management Services, LLC (previously filed as Exhibit 10.6 to the Company’s Current Report on

Exhibit
Number	Description of Exhibits

Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.51	Termination Agreement With Respect to Service Mark and Trade Name Use Agreement, dated as of September 29, 2000, by and between the Company, Operating Company, PMSI, JJFMSI and CCA of Tennessee (previously filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.52	Promissory Note, dated as of December 31, 1998, executed by Operating Company made payable to Old CCA in the principal amount of $137.0 million (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.53	Guaranty Agreement, dated as of December 31, 1998, executed and delivered by Doctor R. Crants to Old CCA (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.54	Old Prison Realty’s 1997 Employee Share Incentive Plan, as adopted by the Company (the “Company’s 1997 Employee Share Incentive Plan”) (previously filed as Exhibit 10.25 to Old Prison Realty’s Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.55	First Amendment to the Company’s 1997 Employee Share Incentive Plan (previously filed as Appendix B to the Company’s definitive Proxy Statement relating to the Company’s 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

*10.56	Second Amendment to the Company’s 1997 Employee Share Incentive Plan.

10.57	Old Prison Realty’s Non-Employee Trustees’ Share Option Plan, as amended (previously filed as Exhibit 10.26 to Old Prison Realty’s Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.58	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.59	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.60	Option Agreement, dated as of March 31, 1997, by and between Old CCA and Joseph F. Johnson, Jr. relating to the grant of an option to purchase 80,000 shares of Old CCA Common Stock (previously filed as Appendix B to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.61	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.62	The Company’s 2000 Stock Incentive Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to the Company’s 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

*10.63	Amendment to the Company’s 2000 Stock Incentive Plan.

10.64	Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 0-25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.65	Employment Agreement, dated as of December 6, 2000, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.66	Previous Employment Agreement, dated as of August 3, 1999, by and between Operating Company and J. Michael Quinlan (previously filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

*10.67	Employment Agreement, dated as of February 14, 2002 by and between the Company and J. Michael Quinlan.

10.68	Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and the Company (previously filed as Exhibit 10.28 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.69	Amendment Number One to Employment Agreement with Doctor R. Crants, dated as of June 29, 2000, by and between the Company and Doctor R. Crants (previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.70	Severance Agreement, dated as of December 31, 1999, by and among D. Robert Crants, III, the Company and Operating Company (previously filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.71	Severance Agreement, dated as of December 31, 1999, by and among Michael W. Devlin, the Company and Operating Company (previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 2000 and incorporated herein by this reference).

10.72	Stock Acquisition Agreement, dated as of September 11, 2000, by and among the Company, Operating Company, PMSI, JJFMSI, Corrections Corporation of America (U.K.) Limited, a company incorporated in England and Wales (“CCA UK”), and Sodexho (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.73	Amendment Number One to Stock Acquisition Agreement, dated as of November 13, 2000, by and among the Company, CCA of Tennessee, PMSI, JJFMSI, CCA UK and Sodexho (previously filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.74	Option Agreement, dated as of September 11, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.75	Amendment Number One to Option Agreement, dated as of November 13, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.76	Indemnity Agreement, dated as of September 29, 2000, by and between the Company and PMSI (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.77	Indemnity Agreement, dated as of September 29, 2000, by and between the Company and JJFMSI (previously filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.78	Memorandum of Understanding, dated as of December 14, 2000, by and among attorneys for the Company and the plaintiffs in the outstanding stockholder litigation against the Company and certain of its existing and former directors and officers (the “Plaintiffs”) (previously filed as Exhibit 10.1 to the Company’s Current Report on

Exhibit
Number	Description of Exhibits

Form 8-K (File no. 0-25245), filed with the Commission on December 19, 2000 and incorporated herein by this reference).

10.79	8.0%, $26.1 million promissory note, due January 2, 2009, issued by the Company on December 31, 2001 in connection with the completion of the federal portion of the stockholder litigation settlement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 3, 2002 and incorporated herein by this reference).

10.80	Stock Purchase Agreement, dated as of April 10, 2001, by and among the Company; Abbey National Treasury Services plc, a public limited company incorporated in England and Wales and registered with company number 2338548; and Agecroft Properties (No. 2) Limited, a private limited company incorporated in England and Wales and registered with company number 4167343 (“API 2”), relating to the Company’s sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a Tennessee corporation and wholly-owned subsidiary of the Company (“API”), to API 2 (previously filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

*21	Subsidiaries of the Company.

*23.1	Consent of Arthur Andersen LLP.

*24	Powers of Attorney (included on signature pages).

99.1	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 3:99-0458, issued by the United States District Court for the Middle District of Tennessee (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.2	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 98-239-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.3	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 99-1719-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

*99.4	Letter to the Commission regarding representations from Arthur Andersen LLP.

INDEX TO FINANCIAL STATEMENTS

Combined and Consolidated Financial Statements of Corrections Corporation of
America and Subsidiaries

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3

Combined and Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4

Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	F-9

Notes to the Combined and Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corrections Corporation of America:

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA (a Maryland corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related combined and consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 2 and 15, as of December 31, 2001, the Company has $963.6 million of debt outstanding, including $791.9 million outstanding under the Company’s senior bank credit facility, which matures on December 31, 2002. Although management has developed plans for addressing the December 31, 2002 debt maturity as discussed in Notes 2 and 15, there can be no assurance that management’s plans will be successful and there can be no assurance that the Company will be able to refinance or renew its debt obligations maturing on December 31, 2002.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrections Corporation of America and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 17, upon adoption of a new accounting pronouncement effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 11, 2002 (except with respect to the matter
   discussed in the last paragraph of Note 16, as to
   which the date is March 9, 2002)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2001	2000

ASSETS

Cash and cash equivalents	$46,307	$20,889

Restricted cash	12,537	9,209

Accounts receivable, net of allowance of $729 and $1,486, respectively	144,078	132,306

Income tax receivable	568	32,662

Prepaid expenses and other current assets	12,841	18,726

Assets held for sale under contract	—	24,895

Total current assets	216,331	238,687

Property and equipment, net	1,573,152	1,615,130

Investment in direct financing leases	18,873	23,808

Assets held for sale	22,312	138,622

Goodwill	104,019	109,006

Other assets	36,593	51,739

Total assets	$1,971,280	$2,176,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$145,157	$243,312

Income tax payable	10,137	8,437

Distributions payable	15,853	9,156

Fair value of interest rate swap agreement	13,564	—

Current portion of long-term debt	792,009	14,594

Total current liabilities	976,720	275,499

Long-term debt, net of current portion	171,591	1,137,976

Deferred tax liabilities	56,511	56,450

Other liabilities	19,297	19,052

Total liabilities	1,224,119	1,488,977

Commitments and contingencies

Preferred stock — $0.01 par value; 50,000 shares authorized:

Series A — 4,300 shares issued and outstanding; stated at liquidation preference of $25.00 per share	107,500	107,500

Series B — 3,948 and 3,297 shares issued and outstanding at December 31, 2001 and 2000, respectively; stated at liquidation preference of $24.46 per share	96,566	80,642

Common stock — $0.01 par value; 80,000 and 400,000 shares authorized; 27,921 and 235,395 shares issued and 27,920 and 235,383 shares outstanding at December 31, 2001 and 2000, respectively	279	2,354

Additional paid-in capital	1,341,958	1,299,390

Deferred compensation	(3,153)	(2,723)

Retained deficit	(793,236)	(798,906)

Treasury stock, 1 and 12 shares, respectively, at cost	(242)	(242)

Accumulated other comprehensive loss	(2,511)	—

Total stockholders’ equity	747,161	688,015

Total liabilities and stockholders’ equity	$1,971,280	$2,176,992

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,

	2001	2000	1999

REVENUE:

Management and other	$974,360	$261,774	$—

Rental	6,431	40,938	270,134

Licensing fees from affiliates	—	7,566	8,699

	980,791	310,278	278,833

EXPENSES:

Operating	753,521	217,315	—

General and administrative	34,568	45,463	24,125

Depreciation and amortization	54,135	59,799	44,062

Licensing fees to Operating Company	—	501	—

Administrative service fee to Operating Company	—	900	—

Write-off of amounts under lease arrangements	—	11,920	65,677

Impairment losses	—	527,919	76,433

	842,224	863,817	210,297

OPERATING INCOME (LOSS)	138,567	(553,539)	68,536

OTHER (INCOME) EXPENSE:

Equity (earnings) loss and amortization of deferred gain, net	358	11,638	(3,608)

Interest expense, net	125,640	131,545	45,036

Other income	—	(3,099)	—

Change in fair value of derivative instruments	(14,554)	—	—

Loss on disposals of assets	74	1,733	1,995

Unrealized foreign currency transaction loss	219	8,147	—

Stockholder litigation settlements	—	75,406	—

Write-off of loan costs	—	—	14,567

	111,737	225,370	57,990

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	26,830	(778,909)	10,546

Income tax (expense) benefit	(1,136)	48,002	(83,200)

INCOME (LOSS) BEFORE MINORITY INTEREST	25,694	(730,907)	(72,654)

Minority interest in net loss of PMSI and JJFMSI	—	125	—

NET INCOME (LOSS)	25,694	(730,782)	(72,654)

Distributions to preferred stockholders	(20,024)	(13,526)	(8,600)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$5,670	$(744,308)	$(81,254)

BASIC EARNINGS (LOSS) PER SHARE	$0.23	$(56.68)	$(7.06)

DILUTED EARNINGS (LOSS) PER SHARE	$0.20	$(56.68)	$(7.06)

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$25,694	$(730,782)	$(72,654)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	54,135	59,799	44,062

Amortization of debt issuance costs and other non-cash interest	22,652	15,684	7,901

Deferred and other non-cash income taxes	(3,531)	(13,767)	83,200

Equity in (earnings) losses and amortization of deferred gain, net	358	11,638	(3,608)

Write-off of amounts under lease arrangements	—	11,920	65,677

Write-off of loan costs	—	—	14,567

Unrealized foreign currency transaction loss	219	8,147	—

Other non-cash items	2,579	3,595	3,679

Loss on disposals of assets	74	1,733	1,995

Impairment losses	—	527,919	76,433

Change in fair value of derivative instruments	(14,554)	—	—

Minority interest	—	(125)	—

Changes in assets and liabilities, net of acquisitions:

Accounts receivable, prepaid expenses and other assets	(6,657)	(4,728)	(2,732)

Receivable from affiliates	—	28,864	(28,608)

Income tax receivable	32,207	(32,662)	(9,490)

Accounts payable, accrued expenses and other liabilities	(22,002)	68,527	(32,302)

Payable to Operating Company	—	(2,325)	(68,623)

Income tax payable	1,587	—	—

Net cash provided by (used in) operating activities	92,761	(46,563)	79,497

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of property and equipment, net	(6,435)	(78,663)	(528,935)

(Increase) decrease in restricted cash	(3,328)	15,200	(7,221)

Payments received on investments in affiliates	—	6,686	21,668

Issuance of note receivable	—	(529)	(6,117)

Proceeds from sale of assets and businesses	140,277	6,400	43,959

Increase in other assets	(1,443)	—	3,536

Cash acquired in acquisitions	—	6,938	21,894

Payments received on direct financing leases and notes receivable	1,861	5,517	3,643

Net cash provided by (used in) investing activities	130,932	(38,451)	(447,573)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (payments on) debt, net	(188,970)	29,089	566,558

Payment of debt issuance costs	(7,012)	(11,316)	(59,619)

Proceeds from issuance of common stock	—	—	131,977

Proceeds from exercise of stock options and warrants	—	—	166

Preferred stock issuance costs	(20)	(403)	—

Payment of dividends	(2,182)	(4,586)	(217,654)

Cash paid for fractional shares	(91)	(11)	—

Purchase of treasury stock by PMSI and JJFMSI	—	(13,356)	—

Net cash provided by (used in) financing activities	(198,275)	(583)	421,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,418	(85,597)	53,352

CASH AND CASH EQUIVALENTS, beginning of year	20,889	106,486	31,141

CASH AND CASH EQUIVALENTS, end of year	$46,307	$20,889	$84,493

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)

	For the Years Ended December 31,

	2001	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amounts capitalized of $0, $8,330 and $37,700 in 2001, 2000 and 1999, respectively)	$104,438	$132,798	$28,022

Income taxes	$3,014	$2,453	$9,490

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company issued shares of Series B Preferred Stock under the terms of the Company’s 2001 Series B Preferred Stock Restricted Plan:

Preferred stock – Series B	$4,904	$—	$—

Additional paid-in capital	(2,869)	—	—

Deferred compensation	(2,035)	—	—

	$—	$—	$—

The Company issued shares of common stock and a promissory note payable in partial satisfaction of the stockholder litigation discussed in Note 21, as adjusted for the reverse stock split:

Accounts payable and accrued expenses	$(69,408)	$—	$—

Long-term debt	25,606	—	—

Common stock	187	—	—

Additional paid-in capital	43,615	—	—

	$—	$—	$—

The Company issued Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date:

Dividend payable	$(11,070)	$—	$—

Preferred stock – Series B	11,070	—	—

	$—	$—	$—

The Company completed construction of a facility and entered into a direct financing lease:

Investment in direct financing lease	$—	$(89,426)	$—

Property and equipment	—	89,426	—

	$—	$—	$—

The Company committed to a plan of disposal for certain long-lived assets:

Assets held for sale	$—	$(163,517)	$—

Investment in direct financing lease	—	85,722	—

Property and equipment	—	77,795	—

	$—	$—	$—

The Company issued debt to satisfy accrued default rate interest on a convertible note and to satisfy a payable for professional services:

Current portion of long-term debt	$—	$2,014	$—

Accounts payable and accrued expenses	—	(2,014)	—

	$—	$—	$—

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)

	For the Years Ended December 31,

	2001	2000	1999

Long-term debt was converted into common stock:

Other assets	$—	$—	$1,161

Long-term debt	—	—	(47,000)

Common stock	—	—	50

Additional paid-in capital	—	—	45,789

	$—	$—	$—

The Company issued a preferred stock dividend to satisfy the REIT distribution requirements:

Preferred stock – Series B	$—	$183,872	$—

Additional paid-in capital	—	(183,872)	—

	$—	$—	$—

Preferred stock was converted into common stock:

Preferred stock – Series B	$—	$(105,471)	$—

Common stock	—	951	—

Additional paid-in capital	—	104,520	—

	$—	$—	$—

The Company acquired the assets and liabilities of Operating Company, PMSI and JJFMSI for stock:

Accounts receivable	$—	$(133,667)	$—

Receivable from affiliate	—	9,027	—

Income tax receivable	—	(3,781)	—

Prepaid expenses and other current assets	—	(903)	—

Property and equipment, net	—	(38,475)	—

Notes receivable	—	100,756	—

Goodwill	—	(110,596)	—

Investment in affiliates	—	102,308	—

Deferred tax assets	—	37,246	—

Other assets	—	(11,767)	—

Accounts payable and accrued expenses	—	103,769	—

Payable to Operating Company	—	(18,765)	—

Distributions payable	—	31	—

Note payable to JJFMSI	—	4,000	—

Current portion of long-term debt	—	23,876	—

Deferred tax liabilities	—	2,600	—

Deferred gains on sales of contracts	—	(96,258)	—

Other liabilities	—	25,525	—

Common stock	—	217	—

Additional paid-in capital	—	29,789	—

Deferred compensation	—	(2,884)	—

	$—	$22,048	$—

The Company acquired treasury stock and issued common stock in connection with the exercise of stock options:

Additional paid-in capital	$—	$—	$242

Treasury stock, at cost	—	—	(242)

	$—	$—	$—

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)

	For the Years Ended December 31,

	2001	2000	1999

The Company acquired Old Prison Realty’s assets and liabilities for stock:

Restricted cash	$—	$—	$(17,188)

Property and equipment, net	—	—	(1,223,370)

Other assets	—	—	22,422

Accounts payable and accrued expenses	—	—	23,351

Deferred gains on sales of contracts	—	—	(125,751)

Long-term debt	—	—	279,600

Distributions payable	—	—	2,150

Common stock	—	—	253

Preferred stock	—	—	107,500

Additional paid-in capital	—	—	952,927

	$—	$—	$21,894

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity

BALANCE, December 31, 1998	$—	$—	$800	$398,493	$—	$52,693	$—	$—	$451,986

Acquisition of Old Prison Realty	107,500	—	253	952,927	—	—	—	—	1,060,680

Effect of election of status as a real estate investment trust	—	—	—	52,693	—	(52,693)	—	—	—

Issuance of common stock	—	—	79	131,898	—	—	—	—	131,977

Issuance of restricted stock	—	—	—	468	(293)	—	—	—	175

Stock options exercised	—	—	2	406	—	—	(242)	—	166

Conversion of long-term debt	—	—	50	45,789	—	—	—	—	45,839

Shares issued to trustees	—	—	—	125	—	—	—	—	125

Compensation expense related to deferred stock awards and stock options	—	—	—	229	202	—	—	—	431

Net loss	—	—	—	(83,200)	—	10,546	—	—	(72,654)

Distributions to stockholders	—	—	—	(152,510)	—	(65,144)	—	—	(217,654)

BALANCE, December 31, 1999	$107,500	$—	$1,184	$1,347,318	$(91)	$(54,598)	$(242)	$—	$1,401,071

Acquisition of Operating Company	—	—	188	28,580	(1,646)	—	—	—	27,122

Acquisition of PMSI	—	—	13	537	(550)	—	—	—	—

Acquisition of JJFSMI	—	—	16	672	(688)	—	—	—	—

Distribution to common stockholders	—	183,872	—	(184,275)	—	—	—	—	(403)

Conversion of series B preferred stock into common stock, net	—	(105,482)	951	104,520	—	—	—	—	(11)

Compensation expense related to deferred stock awards and stock options	—	—	2	2,043	171	—	—	—	2,216

Forfeiture of restricted stock	—	—	—	(81)	81	—	—	—	—

Shares issued to trustees	—	—	—	76	—	—	—	—	76

Dividends on preferred stock	—	2,252	—	—	—	(13,526)	—	—	(11,274)

Net loss	—	—	—	—	—	(730,782)	—	—	(730,782)

BALANCE, December 31, 2000	$107,500	$80,642	$2,354	$1,299,390	$(2,723)	$(798,906)	$(242)	$—	$688,015

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

(Continued)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity

BALANCE, December 31, 2000	$107,500	$80,642	$2,354	$1,299,390	$(2,723)	$(798,906)	$(242)	$—	$688,015

Comprehensive income (loss):

Net income	—	—	—	—	—	25,694	—	—	25,694

Cumulative effect of accounting change	—	—	—	—	—	—	—	(5,023)	(5,023)

Amortization of transition adjustment	—	—	—	—	—	—	—	2,512	2,512

Total comprehensive income	—	—	—	—	—	25,694	—	(2,511)	23,183

Distributions to preferred stockholders	—	11,070	—	—	—	(20,024)	—	—	(8,954)

Issuance of common stock under terms of stockholder litigation	—	—	187	43,615	—	—	—	—	43,802

Amortization of deferred compensation	—	—	3	(3)	1,305	—	—	—	1,305

Restricted stock issuances, net of forfeitures	—	4,904	—	(3,179)	(1,735)	—	—	—	(10)

Reverse stock split	—	—	(2,265)	2,240	—	—	—	—	(25)

Other	—	(50)	—	(105)	—	—	—	—	(155)

BALANCE, December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

1.	ORGANIZATION AND OPERATIONS

As of December 31, 2001, the Company owned 39 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and two additional facilities which are not yet in operation. The Company also has a leasehold interest in a juvenile facility. At December 31, 2001, the Company operated 64 facilities, including 36 facilities that it owned, with a total design capacity of approximately 61,000 beds in 21 states, the District of Columbia and Puerto Rico.

The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates in the facilities the Company operates for their successful reentry into society. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

Background and Formation Transactions

Corrections Corporation of America (together with its subsidiaries, the “Company”), a Maryland corporation formerly known as Prison Realty Trust, Inc. (“New Prison Realty”), commenced operations as Prison Realty Corporation on January 1, 1999, following its mergers with each of the former Corrections Corporation of America, a Tennessee corporation (“Old CCA”), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust (“Old Prison Realty”), on January 1, 1999 (such mergers referred to collectively herein as the “1999 Merger”).

Prior to the 1999 Merger, Old Prison Realty had been a publicly traded entity operating as a real estate investment trust, or REIT, primarily in the business of owning and leasing prison facilities to private prison management companies and certain government entities. Prior to the 1999 Merger, Old CCA was also a publicly traded entity primarily in the business of owning, operating and managing prisons on behalf of government entities (as discussed further herein). Additionally, Old CCA had been Old Prison Realty’s primary tenant.

Immediately prior to the 1999 Merger, Old CCA sold all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation (“Operating Company”). Also immediately prior to the 1999 Merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC (subsequently merged with Prison Management Services, Inc.) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC (subsequently merged with Juvenile and Jail Facility Management Services, Inc.). Refer to Note 3 for a more detailed discussion of these transactions occurring immediately prior to the 1999 Merger.

Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Also effective January 1, 1999, New Prison Realty entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of New Prison Realty’s facilities and Operating Company would provide certain services to New Prison Realty. Refer to Note 6 for a more complete discussion of New Prison Realty’s historical relationship with Operating Company.

During 2000, the Company completed a comprehensive restructuring (the “Restructuring”). As part of the Restructuring, Operating Company was merged with and into a wholly-owned subsidiary of the Company on October 1, 2000 (the “Operating Company Merger”). Immediately prior to the Operating Company Merger, Operating Company leased from New Prison Realty 35 correctional and detention facilities. Also in connection with the Restructuring, the Company amended its charter to, among other things, remove provisions relating to the Company’s operation and qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year and change its name to “Corrections Corporation of America.”

From December 31, 1998 until December 1, 2000, the Company owned 100% of the non-voting common stock of Prison Management Services, Inc. (“PMSI”) and Juvenile and Jail Facility Management Services, Inc. (“JJFMSI”), both of which were privately-held service companies which managed certain government-owned prison and jail facilities under the “Corrections Corporation of America” name (together, the “Service Companies”). The Company was entitled to receive 95% of each company’s net income, as defined, as dividends on such shares, while other outside shareholders and the wardens at the individual facilities owned 100% of the voting common stock of PMSI and JJFMSI, entitling those voting stockholders to receive the remaining 5% of each company’s net income, as defined, as dividends on such shares. During September 2000, wholly-owned subsidiaries of PMSI and JJFMSI entered into separate transactions with each of PMSI’s and JJFMSI’s respective non-management, outside shareholders to reacquire all of the outstanding voting stock of their non-management, outside shareholders, representing 85% of the outstanding voting stock of each entity for cash payments of $8.3 million and $5.1 million, respectively.

On December 1, 2000, the Company completed the acquisitions of PMSI and JJFMSI. PMSI provided adult prison facility management services to government agencies pursuant to management contracts with state governmental agencies and authorities in the United States and Puerto Rico. Immediately prior to the acquisition date, PMSI had contracts to manage 11 correctional and detention facilities. JJFMSI provided juvenile and jail facility management services to government agencies pursuant to management contracts with federal, state and local government agencies and authorities in the United States and Puerto Rico and provided adult prison facility management services to certain international authorities in Australia and the United Kingdom. Immediately prior to the acquisition date, JJFMSI had contracts to manage 17 correctional and detention facilities.

Operations

Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Following the completion of the 1999 Merger and through September 30, 2000, New Prison Realty specialized in acquiring, developing, owning and leasing correctional and detention facilities. Following the completion of the 1999 Merger and through September 30, 2000, Operating Company was a separately owned private prison management company that operated, managed and leased the substantial majority of facilities owned by New Prison Realty. As a result of the 1999 Merger and certain contractual relationships existing between New Prison Realty and Operating Company, New Prison Realty was dependent on Operating Company for a significant source of its income. In addition, New Prison Realty paid Operating Company for services rendered to New Prison Realty in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and New Prison Realty, the parties amended certain of the contractual agreements between New Prison Realty and Operating Company during 2000. For a more complete description of these amendments, see Note 6.

As a result of the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates in the facilities the Company operates for their successful reentry into society. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

2.	FINANCIAL DEVELOPMENTS

After completion of the first quarter of 1999, the first quarter in which operations were conducted in the structure after the 1999 Merger, management of the Company and management of Operating Company determined that Operating Company had not performed as well as projected for several reasons: occupancy rates at its facilities were lower than in 1998; operating expenses were higher as a percentage of revenue than in 1998; and certain aspects of the Operating Company Leases (as defined in Note 6) adversely affected Operating Company. As a result, in May 1999, the Company and Operating Company amended certain of the agreements between them to provide Operating Company with additional cash flow. See Note 6 for further discussion of these amendments. The objective of these changes was to allow Operating Company to be able to continue to make its full lease payments, to allow the Company to continue to make dividend payments to its stockholders and to provide time for Operating Company to improve its operations so that it might ultimately perform as projected and be able to make its full lease payments to the Company.

However, after these changes were announced, a chain of events occurred which adversely affected both the Company and Operating Company. The Company’s stock price fell dramatically, resulting in the commencement of stockholder litigation against the Company and its former directors and officers. These events made it more difficult to raise capital. A lower stock price meant that the Company had more restricted access to equity capital, and the uncertainties caused by the falling stock price made it much more difficult to obtain debt financing. As described in Note 21, the stockholder lawsuits were settled in 2001.

In order to address its liquidity constraints, during the summer of 1999, the Company increased its credit facility (the “Senior Bank Credit Facility,” as also defined in Note 15) from $650.0 million to $1.0 billion. One of the financing requirements in connection with this increase required that the Company raise $100.0 million in equity and Operating Company raise $25.0 million in equity in order for the Company to make the distributions in cash that would be necessary to enable the

Company to qualify as a REIT with respect to its 1999 taxable year. See Note 15 for a further discussion of the Company’s Senior Bank Credit Facility.

In a further attempt to address the capital and liquidity constraints facing the Company and Operating Company, as well as concerns regarding the corporate structure and management of the Company, management elected to pursue strategic alternatives for the Company, including a restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group (“Fortress/Blackstone”). Shortly after announcing the proposal led by Fortress/Blackstone, the Company received an unsolicited proposal from Pacific Life Insurance Company (“Pacific Life”). Fortress/Blackstone elected not to match the terms of the proposal from Pacific Life. Consequently, the securities purchase agreement with Fortress/Blackstone was terminated, and the Company entered into an agreement with Pacific Life. The Pacific Life securities purchase agreement was mutually terminated by the parties after Pacific Life was unwilling to confirm that a waiver and amendment of the Senior Bank Credit Facility obtained in June 2000 satisfied the terms of the agreement with Pacific Life. The Company also terminated the services of one of its financial advisors. See Note 21 for further information regarding the Company’s 2001 settlement of disputes arising from its previous agreements with Fortress/Blackstone, Pacific Life, and the Company’s financial advisor.

Consequently, the Company determined to pursue a comprehensive restructuring without a third-party equity investment, and approved a series of agreements providing for the comprehensive restructuring of the Company. As further discussed in Note 15, the Restructuring included obtaining amendments to, and a waiver of existing defaults under, the Company’s Senior Bank Credit Facility in June 2000 (the “June 2000 Waiver and Amendment”). The June 2000 Waiver and Amendment resulted from the financial condition of the Company and Operating Company, the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company, and the previously announced restructuring transactions. In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants to the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including the Operating Company Merger, as further discussed in Note 3; the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year, as further discussed in Note 16; the restructuring of management; and the distribution of shares of Series B Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), in satisfaction of the Company’s remaining 1999 REIT distribution requirement, as further discussed in Notes 14 and 19. As further discussed in Note 3, the June 2000 Waiver and Amendment also permitted the acquisitions of PMSI and JJFMSI. The Restructuring provided for a simplified corporate and financial structure while eliminating conflicts arising out of the landlord-tenant and debtor-creditor relationship that existed between the Company and Operating Company.

In order to address existing and potential events of default under the Company’s convertible subordinated notes resulting from the Company’s financial condition and as a result of the proposed restructurings, during the second quarter of 2000, the Company obtained waivers and amendments to the provisions of the note purchase agreements governing the notes, as further discussed in Note 15. In order to address existing and potential events of default under the Operating Company’s revolving credit facility resulting from the financial condition of Operating Company and certain restructuring transactions, during the first quarter of 2000, Operating Company obtained a waiver of events of default, as further discussed in Note 15.

During the third quarter of 2000, the Company named a new president and chief executive officer, followed by a new chief financial officer in the fourth quarter. At the Company’s 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company’s stockholders elected a newly constituted board of directors of the Company, including a majority of independent directors. During 2001, one of these directors resigned from the board of directors, while two additional directors were appointed to the board of directors, resulting in a ten-member board.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company’s new management conducted strategic assessments; developed a strategic operating plan to improve the Company’s financial position; developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale. As a result of these assessments, the Company recorded non-cash impairment losses totaling $508.7 million, as further discussed in Note 8.

As further discussed in Note 15, during the fourth quarter of 2000, the Company obtained a consent and amendment to its Senior Bank Credit Facility to replace existing financial covenants. During the first quarter of 2001, the Company also obtained amendments to the Senior Bank Credit Facility, as further discussed in Note 15, to modify the financial covenants to take into consideration any loss of EBITDA, or earnings before interest, taxes, depreciation and amortization, as further defined in the terms of the Senior Bank Credit Facility, that may result from certain asset dispositions during 2001 and subsequent periods and to permit the issuance of indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement. Also, during the first quarter of 2001, the Company amended the provisions to the note purchase agreement governing its $30.0 million convertible subordinated notes to replace previously existing financial covenants, as further discussed in Note 15, in order to remove existing defaults and attempt to remain in compliance during 2001 and subsequent periods.

Additionally, the Company also has certain non-financial covenants which must be met in order to remain in compliance with its debt agreements. For example, the Company’s Senior Bank Credit Facility contained a non-financial covenant requiring the Company to consummate the securitization of lease payments (or other similar transaction) with respect to the Company’s Agecroft facility located in Salford, England. On April 10, 2001, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, thereby fulfilling the Company’s covenant requirements with respect to the Agecroft transaction.

The Senior Bank Credit Facility also contains a non-financial covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company’s fiscal year end, subject to an additional five-day grace period. Due to the Company’s attempts to close the Agecroft transaction discussed above, the Company did not provide the audited financial statements within the required time period. However, the Company obtained a waiver from the lenders under the Senior Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company’s $41.1 million convertible subordinated notes.

Additional non-financial covenants, among others, included a requirement to use commercially reasonable efforts to (i) raise $100.0 million through equity or asset sales (excluding the securitization of lease payments or other similar transaction with respect to the Agecroft facility) on or before June 30, 2001, and (ii) register shares into which the $41.1 million convertible subordinated notes are convertible. The Company had considered a distribution of rights to purchase common or preferred stock to the Company’s existing stockholders, or an equity investment in the Company from an outside investor. However, the Company determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which the Company had already contractually agreed to issue, including primarily the issuance of shares of the Company’s common stock in connection with the settlement of the Company’s stockholder litigation, as more fully discussed in Note 21. Further, as a result of the Company’s restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of the Company’s 2000 financial statements and the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission (the “SEC”) on April 17, 2001, the Company was unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if the Company had been able to negotiate a public or private sale of its equity securities on commercially reasonable terms, the Company’s inability to obtain an effective registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of the Company’s equity securities likely would have included a requirement that the Company register with the SEC the resale of the Company’s securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that the Company would have been unable to obtain an effective registration statement, and therefore, would have been unable to effect any public issuance of its securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

Although the Company would technically have been able to file a registration statement with the SEC following April 17, 2001, the Company believes that various market factors, including the depressed market price of the Company’s common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain the Company’s continued New York Stock Exchange (“NYSE”) listing, and the uncertainty regarding the Company’s maturity of the revolving loans under the Senior Bank Credit Facility, made the issuance of additional equity or debt securities commercially unreasonable.

Because the issuance of additional equity or debt securities was deemed unreasonable, the Company determined that the sale of assets represented the most effective means by which the Company could satisfy the covenant. During the first and second quarters of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million and its Pamlico Correctional Facility for approximately $24.0 million, respectively. During the fourth quarter of 2001, the Company completed the sale of its Southern Nevada Women’s Correctional Facility for approximately $24.1 million, and is actively pursuing the sales of additional assets. See Note 9 for further discussion of these sales. As a result of the foregoing, the Company believes it demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001. Under terms of the December 2001 Amendment and Restatement to the Senior Bank Credit Facility, as defined in Note 15, the Company’s obligation to complete the capital raising event was removed.

Following the filing of the Company’s Form 10-K in April 2001, the Company commenced negotiations with MDP Ventures IV LLC and affiliated purchasers (collectively, “MDP”), the holders of the Company’s $41.1 million convertible subordinated notes, with respect to an amendment to the registration rights agreement to defer the Company’s obligations to use its best efforts to file and maintain the registration statement to register the shares into which the $41.1 million convertible notes are convertible. MDP later informed the Company that it would not complete such an amendment. As a result, the Company completed and filed a shelf registration statement with the SEC on September 13, 2001, which became effective on September 26, 2001, in compliance with this obligation.

The revolving loan portion of the Senior Bank Credit Facility was to mature on January 1, 2002. As part of management’s strategic operating plan to improve the Company’s financial position, the Company committed to a plan of disposal for certain long-lived assets. During 2001, the Company received net proceeds of approximately $138.7 million through the sale of such assets. During 2001, the Company paid-down $189.0 million in total debt through a combination of cash generated from asset sales and internally generated cash. Additionally, assets with an aggregate carrying value of $22.3 million were held for sale as of December 31, 2001. The Company may also pursue the sale of additional assets; however, there can be no assurance that any sales will be completed. The Company expects to use anticipated proceeds from any such future asset sales to pay-down additional amounts outstanding under the Senior Bank Credit Facility.

The Company believes that utilizing sale proceeds to pay-down debt and the generation of $138.6 million of operating income during 2001 has improved its leverage ratios and overall financial position, which has improved its ability to renew and refinance maturing indebtedness.

As further discussed in Note 15, in December 2001, the Company completed an amendment and restatement of its existing Senior Bank Credit Facility (the “December 2001 Amendment and Restatement”). As part of the December 2001 Amendment and Restatement, the existing $269.4 million revolving portion of the Senior Bank Credit Facility, which was scheduled to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the Senior Bank Credit Facility.

The Company believed, and continues to believe, that a short-term extension of the revolving portion of the Senior Bank Credit Facility was in its best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, the Company believed that certain terms of the December 2001 Amendment and Restatement, including primarily the removal of prior restrictions to pay cash dividends on shares of its Series A Preferred Stock, including all dividends in arrears, as further discussed in Notes 14 and 19, would result in an improvement to its credit ratings, enhancing the terms of a more comprehensive refinancing. Further, the Company believes that the successful pursuit of additional transactions that would not be completed by January 1, 2002, such as the sale of additional assets and a potential contract award from the Federal Bureau of Prisons (“BOP”) for 1,500 inmates under the BOP’s Criminal Alien Requirement II, or CAR II, could improve the terms of a more comprehensive refinancing.

Management has prepared financial projections for 2002, which indicate the Company will continue to remain compliant with its debt covenants. In addition, management continues to pursue additional asset sales and new contract awards. Based upon these additional factors, management has begun pursuing alternatives to refinance the Senior Bank Credit Facility scheduled to mature December 31, 2002. The Company believes that it will be able to complete a refinancing of the Senior Bank Credit Facility during the first half of 2002 through senior secured bank debt or through a combination of senior secured bank debt and senior unsecured debt even without the sale of additional assets or the BOP contract award. However, there can be no assurance that the Company will be able to meet its financial projections for 2002, sell additional assets, obtain a new contract from the BOP or complete a refinancing of the Senior Bank Credit Facility prior to its maturity on December 31, 2002, on commercially reasonable or any other terms. Unsuccessful attempts to refinance the Senior Bank Credit Facility, or events of default which result in the acceleration of all or a portion of the Company’s outstanding debt, would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital resources to satisfy its debt obligations in the event it cannot complete a refinancing prior to December 31, 2002.

Due to certain cross-default provisions contained in certain of the Company’s debt instruments (as further discussed in Note 15), if the Company were to be in default under the Senior Bank Credit Facility and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the outstanding principal amount of the Company’s $100.0 million senior notes or the Company’s aggregate $70.0 million convertible subordinated notes, which would have a material adverse effect on the Company’s liquidity and financial position. Additionally, under the Company’s $40.0 million convertible subordinated notes, even if the lenders under the Senior Bank Credit Facility did not elect to exercise their acceleration rights upon a default under the Senior Bank Credit Facility permitting acceleration, the holders of the $40.0 million convertible subordinated notes could require the Company to repurchase such notes. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

3.	MERGER TRANSACTIONS

The 1999 Merger

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to Operating Company all of the issued and outstanding capital stock of certain wholly-owned corporate subsidiaries of Old CCA, certain management contracts and certain other assets and liabilities, and the Company and Operating Company entered into a series of agreements as more fully described in Note 6. In exchange, Old CCA received a $137.0 million promissory note payable by Operating Company (the “CCA Note”) and 100% of the non-voting common stock of Operating Company. The non-voting common stock represented a 9.5% economic interest in Operating Company and was valued at the implied fair market value of $4.8 million. The Company succeeded to these interests as a result of the 1999 Merger. The sale to Operating Company generated a deferred gain of $63.3 million. See Note 6 for discussion of the accounting for the CCA Note, the deferred gain and for discussion of other relationships between the Company and Operating Company.

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Prison Management Services, LLC (“PMS, LLC”), certain management contracts and certain other assets and liabilities relating to government-owned adult prison facilities. In exchange, Old CCA received 100% of the non-voting membership interest in PMS, LLC, valued at the implied fair market value of $67.1 million. On January 1, 1999, PMS, LLC merged with PMSI and all PMS, LLC membership interests were converted into a similar class of stock in PMSI. The Company succeeded to this ownership interest as a result of the 1999 Merger. The sale to PMSI generated a deferred gain of $35.4 million.

On December 31, 1998, immediately prior to the 1999 Merger, Old CCA sold to a newly-created company, Juvenile and Jail Facility Management Services, LLC (“JJFMS, LLC”), certain management contracts and certain other assets and liabilities relating to government-owned jails and juvenile facilities, as well as Old CCA’s international operations. In exchange, Old CCA received 100% of the non-voting membership interest in JJFMS, LLC valued at the implied fair market value of $55.9 million. On January 1, 1999, JJFMS, LLC merged with JJFMSI and all JJFMS, LLC membership interests were converted into a similar class of stock in JJFMSI. The Company succeeded to this ownership interest as a result of the 1999 Merger. The sale to JJFMSI generated a deferred gain of $18.0 million.

On December 31, 1998, Old CCA merged with and into New Prison Realty. In the 1999 Merger, each share of Old CCA’s common stock was converted into the right to receive 0.875 share of New Prison Realty’s common stock. On January 1, 1999, Old Prison Realty merged with and into New Prison Realty in the 1999 Merger. In the 1999 Merger, Old Prison Realty shareholders received 1.0 share of common stock or 8.0% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) of the Company in exchange for each Old Prison Realty common share or 8.0% Series A Cumulative Preferred Share.

The first step of the 1999 Merger was accounted for as a reverse acquisition of New Prison Realty by Old CCA, with the second step of the 1999 Merger representing an acquisition of Old Prison Realty by New Prison Realty. As such, Old CCA’s assets and liabilities have been carried forward at historical cost, and the provisions of reverse acquisition accounting prescribe that Old CCA’s historical financial statements be presented as the Company’s historical financial statements prior to January 1, 1999. The historical equity section of the financial statements and earnings per share have been retroactively restated to reflect the Company’s equity structure, including the exchange ratio and the effects of the differences in par values of the respective companies’ common stock. However, Old Prison Realty’s assets and liabilities acquired in the second step of the 1999 Merger have been recorded at their estimated fair market value, as required by Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”).

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

Effective October 1, 2000, New Prison Realty and Operating Company completed the Operating Company Merger in accordance with an agreement and plan of merger, after New Prison Realty’s stockholders approved the agreement and plan of merger on September 12, 2000. In connection with the completion of the Operating Company Merger, New Prison Realty amended its charter to, among other things:

•	remove provisions relating to its qualification as a REIT for federal income tax purposes commencing with its 2000 taxable year,

•	change its name to “Corrections Corporation of America,” and

•	increase the amount of its authorized capital stock.

Following the completion of the Operating Company Merger, Operating Company ceased to exist, and the Company and its wholly-owned subsidiary began operating collectively under the “Corrections Corporation of America” name. Pursuant to the terms of the agreement and plan of merger, the Company issued approximately 0.8 million shares (as adjusted for the reverse stock split in May 2001) of its common stock valued at approximately $10.6 million to the holders of Operating Company’s voting common stock at the time of the completion of the Operating Company Merger.

On October 1, 2000, immediately prior to the completion of the Operating Company Merger, the Company purchased all of the shares of Operating Company’s voting common stock held by the Baron Asset Fund (“Baron”) and Sodexho Alliance S.A., a French société anonyme (“Sodexho”), the holders of approximately 34% of the outstanding common stock of Operating Company, for an aggregate of $16.0 million in non-cash consideration, consisting of an aggregate of approximately 1.1 million shares of the Company’s common stock. In addition, the Company issued to Baron warrants to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share and warrants to purchase approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share in consideration for Baron’s consent to the Operating Company Merger. The warrants issued to Baron were valued at approximately $2.2 million. In addition, in the Operating Company Merger, the Company assumed the obligation to issue up to approximately 75,000 shares of its common stock, at an exercise price of $33.30 per share, pursuant to the exercise of warrants to purchase common stock previously issued by Operating Company. The number of common shares and per share amounts described above have been retroactively restated to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split in May 2001, as further discussed in Note 5.

Also on October 1, 2000, immediately prior to the Operating Company Merger, the Company purchased an aggregate of 100,000 shares of Operating Company’s voting common stock for $200,000 cash from D. Robert Crants, III and Michael W. Devlin, former executive officers and directors of the Company, pursuant to the terms of severance agreements between the Company and Messrs. Crants, III and Devlin. The cash proceeds from the purchase of the shares of Operating Company’s voting common stock from Messrs. Crants, III and Devlin were used to immediately repay a like portion of amounts outstanding under loans previously granted to Messrs. Crants, III and Devlin by the Company. The Company also purchased 300,000 shares of Operating Company’s voting common stock held by Doctor R. Crants, the former chief executive officer of the Company and Operating Company, for $600,000 cash. Under the original terms of the severance agreements between the Company and each of Messrs. Crants, III and Devlin, Operating Company was to make a $300,000 payment for the purchase of a portion of the shares of Operating Company’s voting common stock originally held by Messrs. Crants, III and Devlin on December 31, 1999. However, as a result of restrictions on Operating Company’s ability to purchase these shares, the rights and obligations were assigned to and assumed by Doctor R. Crants. In connection with this assignment, Mr. Crants received a loan in the aggregate principal amount of $600,000 from PMSI, the proceeds of which were used to purchase the 300,000 shares of Operating Company’s voting common stock owned by Messrs. Crants, III and Devlin. The cash proceeds from the purchase by the Company of the shares of Operating Company’s voting common stock from Mr. Crants were used to immediately repay the $600,000 loan previously granted to Mr. Crants by PMSI.

The Operating Company Merger was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $75.3 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $1.6 million, a contract acquisition costs asset of approximately $1.5 million and a contract values liability of approximately $26.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the value of the Company’s common stock and warrants issued in the transaction, the Company’s net carrying amount of the CCA Note as of the date of acquisition (which has been extinguished), the Company’s net carrying amount of deferred gains and receivables/payables between the Company and Operating Company as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $87.0 million was reflected as goodwill. See Note 4 regarding amortization of the Company’s intangibles.

As a result of the Restructuring, all existing Operating Company Leases, the Tenant Incentive Agreement, the Trade Name Use Agreement, the Right to Purchase Agreement, the Services Agreement and the Business Development Agreement (each as defined in Note 6) were cancelled. In addition, all outstanding shares of Operating Company’s non-voting common stock, all of which shares were owned by the Company, were cancelled in the Operating Company Merger.

In connection with the Restructuring, in September 2000 a wholly-owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI which was held by Privatized Management Services Investors, LLC, an outside entity controlled by a director of PMSI and members of the director’s family, for a cash purchase price of $8.0 million. In addition, PMSI and its wholly-owned subsidiary paid the chief manager of Privatized Management Services Investors, LLC $150,000 as compensation for expenses incurred in connection with the transaction, as well as $125,000 in consideration for the chief manager’s agreement not to engage in a business competitive to the business of PMSI for a period of one year following the completion of the transaction. Also in connection with the Restructuring, in September 2000 a wholly-owned subsidiary of JJFMSI purchased 85% of the outstanding voting common stock of JJFMSI which was held by Correctional Services Investors, LLC, an outside entity controlled by a director of JJFMSI, for a cash purchase price of $4.8 million. In addition, JJFMSI and its wholly-owned subsidiary paid the chief manager of Correctional Services Investors, LLC $250,000 for expenses incurred in connection with the transaction.

As a result of the acquisitions of PMSI and JJFMSI on December 1, 2000, all shares of PMSI and JJFMSI voting and non-voting common stock held by the Company and certain subsidiaries of PMSI and JJFMSI were cancelled. In connection with the acquisition of PMSI, the Company issued approximately 128,000 shares of its common stock (as adjusted for the reverse stock split in May 2001) valued at approximately $0.6 million to the wardens of the correctional and detention facilities operated by PMSI who were the remaining shareholders of PMSI. Shares of the Company’s common stock owned by the PMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In connection with the acquisition of JJFMSI, the Company issued approximately 160,000 shares of its common stock (as adjusted for the reverse stock split in May 2001) valued at approximately $0.7 million to the wardens of the correctional and detention facilities operated by JJFMSI who were the remaining shareholders of JJFMSI. Shares of the Company’s common stock owned by the JJFMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan.

The acquisition of PMSI was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $43.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition costs asset of approximately $0.7 million and a contract values asset of approximately $4.0 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company’s investment in PMSI less the Company’s net carrying amount of deferred gains and receivables/payables between the Company and PMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $12.2 million was reflected as goodwill. See Note 4 regarding amortization of the Company’s intangibles.

The acquisition of JJFMSI was also accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $38.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition costs asset of approximately $0.5 million and a contract values liability of approximately $3.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company’s investment in JJFMSI less the Company’s net carrying amount of deferred gains and receivables/payables between the Company and JJFMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $11.4 million was reflected as goodwill. See Note 4 regarding amortization of the Company’s intangibles.

As a part of the Restructuring, CCA (UK) Limited, a company incorporated in England and Wales (“CCA UK”) and a wholly-owned subsidiary of JJFMSI, sold its 50% ownership interest in two international subsidiaries, Corrections Corporation of Australia Pty. Ltd., an Australian corporation (“CCA Australia”), and U.K. Detention Services Limited, a company incorporated in England and Wales (“UKDS”), to Sodexho on November 30, 2000 and December 7, 2000, respectively, for an aggregate cash purchase price of $6.4 million. Sodexho already owned the remaining 50% interest in each of CCA Australia and UKDS. The purchase price of $6.4 million included $5.0 million for the purchase of UKDS and $1.4 million for the purchase of CCA Australia. JJFMSI’s book basis in UKDS was $3.4 million, which resulted in a $1.6 million gain in the fourth quarter of 2000. JJFMSI’s book basis in CCA Australia was $5.0 million, which resulted in a $3.6 million loss, which was recognized as a loss on sale of assets during the third quarter of 2000. In connection with the sale of CCA UK’s interest in CCA Australia and UKDS to Sodexho, Sodexho granted JJFMSI an option to repurchase a 25% interest in each entity at any time prior to September 11, 2002 for aggregate cash consideration of $4.0 million if such option is exercised on or before February 11, 2002, and for aggregate cash consideration of $4.2 million if such option is exercised after February 11, 2002 but prior to September 11, 2002. These options were terminated during the second quarter of 2001.

The following unaudited pro forma operating information presents a summary of comparable results of combined operations of the Company, Operating Company, PMSI and JJFMSI for the years ended December 31, 2000 and 1999 as if the Operating Company Merger and acquisitions of PMSI and JJFMSI had collectively occurred as of the beginning of the periods presented. The unaudited information includes the dilutive effects of the Company’s common stock issued in the Operating Company Merger and the acquisitions of PMSI and JJFMSI as well as the amortization of the intangibles recorded in the Operating Company Merger and the acquisition of PMSI and JJFMSI, but excludes: (i) transactions or the effects of transactions between the Company, Operating Company, PMSI and JJFMSI including rental payments, licensing fees, administrative service fees and tenant incentive fees; (ii) the Company’s write-off of amounts under lease arrangements; (iii) the Company’s recognition of deferred gains on sales of contracts; (iv) the Company’s recognition of equity in earnings or losses of Operating Company, PMSI and JJFMSI; (v) non-recurring merger costs expensed by the Company; (vi) strategic investor fees expensed by the Company; (vii) excise taxes accrued by the Company in 1999 related to its status as a REIT; and (viii) the Company’s provisions for changes in tax status in both 1999 and 2000. The per share amounts have also been retroactively restated to reflect the one-for-ten reverse stock split of the Company’s common stock in May 2001. The unaudited pro forma operating information is presented for comparison purposes only and does not purport to represent what the Company’s results of operations actually would have been had the Operating Company Merger and acquisitions of PMSI and JJFMSI, in fact, collectively occurred at the beginning of the periods presented.

	Pro Forma for the Year Ended
	December 31,

	2000	1999

	(unaudited)	(unaudited)

	(in thousands, except per share data)
Revenue	$891,680	$782,335

Operating loss	$(481,026)	$(10,167)

Net loss available to common stockholders	$(578,174)	$(57,844)

Net loss per common share:

Basic	$(39.04)	$(4.23)

Diluted	$(39.04)	$(4.23)

The unaudited pro forma information presented above does not include adjustments to reflect the dilutive effects of the fourth quarter of 2000 conversion of the Company’s Series B Preferred Stock into approximately 9.5 million shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001) as if those conversions occurred at the beginning of the periods presented. Additionally, the unaudited pro forma information does not include the dilutive effects of the Company’s potentially issuable common shares such as convertible debt and equity securities, options and warrants as the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) prohibit the inclusion of the effects of potentially issuable shares in periods that a company reports losses from continuing operations. The unaudited pro forma information also does not include the dilutive effects of the expected issuance of an aggregate of approximately 4.7 million shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001) in connection with the settlement of the Company’s stockholder litigation.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The combined and consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries as of and for each period presented. The Company’s results of operations for 1999 reflect the operating results of the Company as a REIT. Management believes the comparison between 2001 and 2000, and between 2000 and prior years is not meaningful because the 2000 financial condition, results of operations and cash flows reflect the operation of the Company as a subchapter C corporation, which, for the period from January 1, 2000 through September 30, 2000, included real estate activities between the Company and Operating Company during a period of severe liquidity problems, and as of October 1, 2000, also includes the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company’s financial condition, results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of the Service Companies as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders’ equity interest in the Service Companies during September 2000. The resulting increase in the Company’s assets and liabilities as of September 1, 2000 as a result of combining the balance sheets of PMSI and JJFMSI has been treated as a non-cash transaction in the accompanying combined statement of cash flows for the year ended December 31, 2000, with the September 1, 2000 combined cash balances of PMSI and JJFMSI ($22.0 million) included in “cash and cash equivalents, beginning of year.” Consistent with the Company’s previous financial statement presentations, the Company has presented its economic interests in each of PMSI and JJFMSI under the equity method for all periods prior to September 1, 2000. All material intercompany transactions and balances have been eliminated in combining the consolidated financial statements of the Company and its wholly-owned subsidiaries with the respective financial statements of PMSI and JJFMSI.

Although the Company’s consolidated results of operations and cash flows presented in the accompanying 2000 financial statements are presented on a combined basis with the results of operations and cash flows of PMSI and JJFMSI for the period from September 1, 2000 through November 30, 2000, the Company did not control the assets and liabilities of either PMSI or JJFMSI. Additionally, the Company was only entitled to receive dividends on its non-voting common stock upon declaration by the respective boards of directors of PMSI and JJFMSI.

For the entire year 2001, the Company’s consolidated results of operations and cash flows reflect the results of the Company as a business specializing in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies.

Cash and Cash Equivalents

The Company considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2001 was $12.5 million, of which $7.0 million represents cash collateral for a guarantee agreement and $5.5 represents cash collateral for outstanding letters of credit. Restricted cash at December 31, 2000 was $9.2 million, of which $7.0 million represents cash collateral for a guarantee agreement and $2.2 million represents cash collateral for outstanding letters of credit.

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

Land improvements	5–20 years

Buildings and improvements	5–50 years

Equipment	3–5 years

Office furniture and fixtures	5 years

Assets Held for Sale

Assets held for sale are carried at the lower of cost or estimated fair value less estimated cost to sell. Depreciation is suspended during the period held for sale.

Intangible Assets

Intangible assets primarily include goodwill, value of workforce, contract acquisition costs, and contract values established in connection with certain business combinations. Goodwill represents the cost in excess of the net assets of businesses acquired. Goodwill is amortized into amortization expense over fifteen years using the straight-line method. However, as further discussed under recent accounting pronouncements herein, goodwill will no longer be subject to amortization beginning January 1, 2002. Value of workforce, contract acquisition costs (both included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in the Operating Company Merger and in the acquisitions of the Service Companies. Value of workforce is amortized into amortization expense over estimated useful lives ranging from 23 to 38 months using the straight-line method. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three to 227 months. The Company evaluates the realizability of the carrying value of its intangible assets when events suggest that an impairment may have occurred. The Company determines if a potential impairment of intangible assets exists based on the estimated undiscounted value of expected future operating cash flows in relation to the carrying values. The Company does not believe that impairments of intangible assets have occurred. As further discussed under recent accounting pronouncements herein, effective January 1, 2002, the Company will test goodwill for impairment using a fair-value based approach. The Company also periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of intangible assets.

Accounting for the Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. See Note 8 for discussion of impairment of long-lived assets.

Investment in Direct Financing Leases

Investment in direct financing leases represents the portion of the Company’s management contracts with certain governmental agencies that represent capitalized lease payments on buildings and equipment. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company’s investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned over which the Company cannot exercise significant influence are accounted for using the equity method of accounting. For the period from January 1, 1999 through August 31, 2000, the investments in the Service Companies were accounted for under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies are presented on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders’ equity interest in the Service Companies during September 2000.

Debt Issuance Costs

Debt issuance costs, which are included in other assets in the consolidated balance sheets, are amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt.

Deferred Gains on Sales of Contracts

Deferred gains on sales of contracts were generated as a result of the sale of certain management contracts to Operating Company, PMSI and JJFMSI. The Company previously amortized these deferred gains into income in accordance with SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Asset to a Highly Leveraged Entity.” The deferred gain from the sale to Operating Company was to be amortized concurrently with the receipt of the principal payments on the CCA Note, over a six-year period beginning December 31, 2003. As of the date of the Operating Company Merger, the Company had not recognized any of the deferred gain from the sale to Operating Company. The deferred gains from the sales to PMSI and JJFMSI had been amortized over a five-year period commencing January 1, 1999, which represented the average remaining lives of the contracts sold to PMSI and JJFMSI, plus any contractual renewal options. Effective with the Operating Company Merger and the acquisitions of PMSI and JJFMSI, the Company applied the unamortized balances of the deferred gains on sales of contracts in accordance with the purchase method of accounting under APB 16.

Management and Other Revenue

The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. The Company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses which allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned. Certain of the government agencies also have the authority to audit and investigate the Company’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

Rental Revenue

Rental revenues are recognized based on the terms of the Company’s leases. Tenant incentive fees paid to lessees, including Operating Company prior to the Operating Company Merger, have been deferred and amortized as a reduction of rental revenue over the term of related leases. During 1999, due to Operating Company’s financial condition, as well as the proposed merger with Operating Company and the proposed termination of the Operating Company Leases in connection therewith, the Company wrote-off the tenant incentive fees due to Operating Company, totaling $65.7 million for the year ended December 31, 1999. Tenant incentive fees due to Operating Company during 2000 totaling $11.9 million were expensed as incurred.

Self -funded Insurance Reserves

The Company is significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims experience. The Company has consistently accrued the estimated liability for employee health based on its history of claims experience and time lag between the incident date and the date the cost is reported to the Company. The Company has accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. For the year ended December 31, 1999, the Company elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company was generally not subject to income tax on its taxable income at corporate rates to the extent it distributed annually at least 95% of its taxable income to its shareholders and complied with certain other requirements. Accordingly, no provision was made for income taxes in the accompanying 1999 consolidated financial statements. The Company’s election of REIT status for the taxable year ended December 31, 1999 is subject to review by the Internal Revenue Service (“IRS”), generally for a period of three years from the date of filing of its 1999 tax return. In connection with the Restructuring, on September 12, 2000, the Company’s stockholders approved an amendment to the Company’s charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. The Company has been taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000.

Prior to the 1999 Merger, Old CCA operated as a taxable corporation for federal income tax purposes since its inception. Subsequent to the 1999 Merger the Company elected to change its tax status to a REIT effective with the filing of its 1999 federal income tax return. Although the Company recorded a provision for income taxes during 1999 reflecting the removal of net deferred tax assets on the Company’s balance sheet as of December 31, 1998, as a REIT, the Company was not subject to federal income taxes, so long as the Company continued to qualify as a REIT under the Code. Therefore, no income tax provision was incurred, nor benefit realized, relating to the Company’s operations for the year ended December 31, 1999. However, in order to qualify as a REIT, the Company was required to distribute the accumulated earnings and profits of Old CCA. See Note 14 for further information. In connection with the Restructuring, the Company’s stockholders approved an amendment to the Company’s charter to, among other things, remove provisions relating to the Company’s operation and qualification as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2000. The Company recognized an income tax provision during the third quarter of 2000 for establishing net deferred tax liabilities in connection with the change in tax status, net of a valuation allowance applied to certain deferred tax assets. The Company expects to continue to operate as a taxable corporation in future years.

As further described in Note 16, as of December 31, 2001, the Company’s deferred tax assets totaled approximately $150.5 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the Restructuring in 2000, and as of December 31, 2001, the Company has provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

The Company’s assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no reserve is established for the Company’s deferred tax assets, the financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Foreign Currency Transactions

During 2000, a wholly-owned subsidiary of the Company entered into a 25-year property lease with Agecroft Prison Management, Ltd. (“APM”) in connection with the construction and development of the Company’s Agecroft facility, located in Salford, England. The Company also extended a working capital loan to the operator of this facility. These assets along with various other short-term receivables are denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. Realized foreign currency gains or losses are recognized in operating expenses as payments are received. On April 10, 2001, the Company sold its interest in the Agecroft facility. However, the Company retained its 50% interest in APM, which has a management contract for the Agecroft facility. The Company retained and will continue to record foreign currency transaction gains and losses on the working capital loan.

Fair Value of Derivative and Financial Instruments

Derivative Instruments

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company accounts for these derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which became effective January 1, 2001. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has entered into an interest rate swap agreement on $325.0 million of floating rate debt on the Senior Bank Credit Facility. The Company has elected not to attempt to meet the hedge accounting criteria for the interest rate swap agreement. The Company estimates the fair value of its interest rate swap agreements using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining term of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

At December 31, 2001, the Company also had a derivative instrument associated with the issuance of a $26.1 million promissory note due in 2009. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of the Company’s common stock, create a derivative instrument that is accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in full in January 2002, management estimated the fair value of this derivative to approximate the face amount of the note. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001.

Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2001 and 2000, there were no differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing leases	$19,340	$22,317	$24,877	$17,541

Debt	$(963,600)	$(974,039)	$(1,152,570)	$(844,334)

Interest rate swap agreement	$(13,564)	$(13,564)	$—	$(5,023)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risks

The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and investment in direct financing leases. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable and investment in direct financing leases represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

Approximately 93% of the Company’s revenue for the year ended December 31, 2001 relates to amounts earned under federal, state and local government management contracts, respectively. Approximately 28% and 58% of the Company’s revenue was from federal and state governments, respectively, for the year ended December 31, 2001. Management revenue from the BOP represents approximately 13% of total revenue for 2001. No other customer generated more than 10% of total revenue.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity except those arising from transactions with stockholders.

The Company reports comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income (loss) was equivalent to the Company’s reported net income (loss) for the years ended December 31, 2000 and 1999.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. Under SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be subject to amortization, but instead will be tested for impairment at least annually using a fair-value-based approach. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangible assets with indefinite useful lives is less than their carrying amounts and is recognized in earnings. SFAS 142 also requires companies to disclose information about the changes in the carrying amount of goodwill, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. As of December 31, 2001, the Company had $104.0 million of goodwill, net of accumulated amortization of $9.1 million reflected on the accompanying balance sheet associated with the Operating Company Merger and the acquisitions of the Service Companies completed during the fourth quarter of 2000. The Company does not have any intangible assets with indefinite useful lives. Amortization of goodwill for the year ended December 31, 2001 was $7.6 million.

Provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and some intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses may occur irregularly and in varying amounts. The impairment losses, if any, that arise due to the initial application of SFAS 142 resulting from a transitional impairment test applied as of January 1, 2002, will be reported as a cumulative effect of a change in accounting principle in the Company’s statement of operations during the first quarter of 2002. Although the amount of impairment losses, if any, has not yet been determined, the initial application of SFAS 142 could have a material effect on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.

Reclassifications

Merger transaction expenses totaling $24.2 million for the year ended December 31, 2000, have been reclassified to general and administrative expense to conform with the 2001 presentation. Lease expenses totaling $2.4 million for the year ended December 31, 2000 have been reclassified to operating expenses to conform with the 2001 presentation.

5.     REVERSE STOCK SPLIT

At the Company’s 2000 annual meeting of stockholders held in December 2000, the holders of the Company’s common stock approved a reverse stock split of the Company’s common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, which was effective May 18, 2001.

As a result of the reverse stock split, every ten shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company’s common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares (on a post-reverse stock split basis) from 400.0 million shares (on pre-reverse stock split basis). As of December 31, 2001, the Company had 27.9 million shares of common stock issued and outstanding (on a post-reverse stock split basis).

6.     HISTORICAL RELATIONSHIP WITH OPERATING COMPANY

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

CCA Note

As discussed in Note 3, the Company succeeded to the CCA Note as a result of the 1999 Merger. Interest on the CCA Note was payable annually at an interest rate of 12%. Principal was due in six equal annual installments of approximately $22.8 million beginning December 31, 2003. Ten percent of the outstanding principal of the CCA Note was personally guaranteed by the Company’s former chief executive officer, who also served as the chief executive officer and a member of the board of directors of Operating Company. As of December 31, 1999, the first scheduled payment of interest, totaling approximately $16.4 million, on the CCA Note was unpaid. Pursuant to the terms of the CCA Note, Operating Company was required to make the payment on December 31, 1999; however, pursuant to the terms of a subordination agreement, dated as of March 1, 1999, by and between the Company and the agent of Operating Company’s revolving credit facility, Operating Company was prohibited from making the scheduled interest payment on the CCA Note when Operating Company was not in compliance with certain financial covenants under the facility. Pursuant to the terms of the subordination agreement between the Company and the agent of Operating Company’s revolving credit facility, the Company was prohibited from accelerating payment of the principal amount of the CCA Note or taking any other action to enforce its rights under the provisions of the CCA Note for so long as Operating Company’s revolving credit facility remained outstanding. The Company fully reserved the $16.4 million of interest accrued under the terms of the CCA Note during 1999.

On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave interest due under the CCA Note. The Company forgave $27.4 million of interest accrued under the terms of the CCA Note from January 1, 1999 to August 31, 2000, all of which had been fully reserved. The Company also fully reserved the $1.4 million of interest accrued for the month of September 2000. In connection with the Operating Company Merger, the CCA Note was assumed by the Company’s wholly-owned subsidiary on October 1, 2000. The CCA Note has since been extinguished.

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

Operating Company Leases

In order for New Prison Realty to qualify as a REIT, New Prison Realty’s income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 Merger, the non-real estate assets of Old CCA, including all management contracts, were sold to Operating Company and the Service Companies. On January 1, 1999, immediately after the

1999 Merger, all existing leases between Old CCA and Old Prison Realty were cancelled. Following the 1999 Merger, a substantial majority of the correctional and detention facilities acquired by New Prison Realty in the 1999 Merger were leased to Operating Company pursuant to the Operating Company Leases. The terms of the Operating Company Leases were for twelve years and could be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and Operating Company.

As of December 31, 1999, the annual base rent with respect to each facility was subject to increase each year in an amount equal to the lesser of: (i) 4% of the annualized yearly rental payment with respect to such facility or (ii) 10% of the excess of Operating Company’s aggregate gross management revenues for the prior year over a base amount of $325.0 million.

For the years ended December 31, 2000 and 1999, the Company recognized rental revenue from Operating Company of $31.0 million and $263.5 million, respectively, all of which was collected by the Company as discussed below.

During the month ended December 31, 1999, and the nine months ended September 30, 2000, due to Operating Company’s liquidity position, Operating Company failed to make timely rental payments under the terms of the Operating Company Leases. As of December 31, 1999, approximately $24.9 million of rents due from Operating Company to the Company were unpaid. The terms of the Operating Company Leases provided that rental payments were due and payable on December 25, 1999. During 2000, Operating Company paid the $24.9 million of lease payments related to 1999 and $31.0 million of lease payments related to 2000. For the nine months ended September 30, 2000, the Company recognized rental revenue from Operating Company of $244.3 million and recorded a reserve of $213.3 million, resulting in recognition of net rental revenue from Operating Company of $31.0 million. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. In June 2000, the Operating Company Leases were amended to defer, with interest, rental payments originally due during the period from January 1, 2000 to September 2000, with the exception of certain installment payments. Through September 30, 2000, the Company accrued and fully reserved $8.0 million of interest due to the Company on unpaid rental payments. On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid rental payments, plus accrued interest, due and payable from Operating Company through August 31, 2000, including $190.8 million due under the Operating Company Leases and $7.9 million of interest due on the unpaid rental payments. The Company also fully reserved the $22.5 million of rental payments due for the month of September 2000. The Company cancelled the Operating Company Leases in connection with the Operating Company Merger.

Tenant Incentive Arrangement

On May 4, 1999, the Company and Operating Company entered into an amended and restated tenant incentive agreement (the “Amended and Restated Tenant Incentive Agreement”), effective as of January 1, 1999, providing for (i) a tenant incentive fee of up to $4,000 per bed payable with respect to all future facilities developed and facilitated by Operating Company, as well as certain other facilities which, although operational on January 1, 1999, had not achieved full occupancy, and (ii) an $840 per bed allowance for all beds in operation at the beginning of January 1999, approximately 21,500 beds, that were not subject to the tenant allowance in the first quarter of 1999. The amount of the amended tenant incentive fee included an allowance for rental payments to be paid by Operating Company prior to the facility reaching stabilized occupancy. The term of the Amended and Restated Tenant Incentive Agreement was four years, unless extended upon the written agreement of the Company and Operating Company. The incentive fees with Operating

Company were deferred and were to be amortized as a reduction to rental revenue over the respective lease term.

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

Trade Name Use Agreement

In connection with the 1999 Merger, Old CCA entered into a trade name use agreement with Operating Company (the “Trade Name Use Agreement”). Under the Trade Name Use Agreement, which had a term of ten years, Old CCA granted to Operating Company the right to use the name “Corrections Corporation of America” and derivatives thereof, subject to specified terms and conditions therein. The Company succeeded to this interest as a result of the 1999 Merger. In consideration for such right under the terms of the Trade Name Use Agreement, Operating Company was to pay a licensing fee equal to (i) 2.75% of the gross revenue of Operating Company for the first three years, (ii) 3.25% of Operating Company’s gross revenue for the following two years, and (iii) 3.625% of Operating Company’s gross revenue for the remaining term, provided that after completion of the 1999 Merger the amount of such fee could not exceed (a) 2.75% of the gross revenue of the Company for the first three years, (b) 3.5% of the Company’s gross revenue for the following two years, and (c) 3.875% of the Company’s gross revenue for the remaining term.

For the years ended December 31, 2000 and 1999, the Company recognized income of $7.6 million and $8.7 million, respectively, from Operating Company under the terms of the Trade Name Use Agreement, all of which was collected. This agreement was cancelled in connection with the Operating Company Merger.

Right to Purchase Agreement

On January 1, 1999, immediately after the 1999 Merger, the Company and Operating Company entered into a Right to Purchase Agreement (the “Right to Purchase Agreement”) pursuant to which Operating Company granted to the Company a right to acquire, and lease back to Operating Company at fair market rental rates, any correctional or detention facility acquired or developed and owned by Operating Company in the future for a period of ten years following the date inmates are first received at such facility. The initial annual rental rate on such facilities was to be the fair market rental rate as determined by the Company and Operating Company. Additionally, Operating Company granted the Company a right of first refusal to acquire any Operating Company-owned correctional or detention facility should Operating Company receive an acceptable third party offer to acquire any such facility. The Company did not purchase any assets from Operating Company under the Right to Purchase Agreement, which was cancelled in connection with the Operating Company Merger.

Services Agreement

On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the “Services Agreement”) with Operating Company pursuant to which Operating Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, Operating Company agreed to perform, at the direction of the Company, such services as were customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design and governmental relations. In consideration for the performance of such services by Operating Company, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding the incentive fee discussed below and the 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by Operating Company prior to the date on which inmates are first received at such facility. The board of directors of the Company subsequently authorized payments, and pursuant to an amended and restated services agreement, dated as of March 5, 1999 (the “Amended and Restated Services Agreement”), the Company agreed to pay up to an additional 5% of the total capital expenditures (as determined above) to Operating Company if additional services were requested by the Company. A majority of the Company’s development projects during 1999 and 2000 were subject to a fee totaling 10%.

Costs incurred by the Company under the Amended and Restated Services Agreement were capitalized as part of the facilities’ development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities’ development cost totaled $41.6 million for the year ended December 31, 1999, and $5.6 million for the nine months ended September 30, 2000.

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

Business Development Agreement

On May 4, 1999, the Company entered into a four year business development agreement (the “Business Development Agreement”) with Operating Company, which provided that Operating Company would perform, at the direction of the Company, services designed to assist the Company in identifying and obtaining new business. Pursuant to the agreement, the Company agreed to pay to Operating Company a total fee equal to 4.5% of the total capital expenditures (excluding the amount of the tenant incentive fee and the services fee discussed above as well as the 4.5% fee)

incurred in connection with the construction and development of each new facility, or the construction and development of an addition to an existing facility, for which Operating Company performed business development services.

Costs incurred by the Company under the Business Development Agreement were capitalized as part of the facilities’ development cost. Costs incurred under the Business Development Agreement and capitalized as part of the facilities’ development cost totaled $15.0 million for the year ended December 31, 1999. No costs were incurred under the Business Development Agreement during 2000. On June 9, 2000, Operating Company and the Company amended this agreement to defer, with interest, any payments to Operating Company by the Company pursuant to this agreement. This agreement was cancelled in connection with the Operating Company Merger.

7.      PROPERTY AND EQUIPMENT

At December 31, 2001, the Company owned 43 real estate properties, including 39 correctional, detention and juvenile facilities, three of which the Company leases to other operators, two corporate office buildings, and two correctional and detention facilities under construction. Two of the 39 correctional and detention facilities the Company owns are substantially idle. Additionally, at December 31, 2001, the Company managed 28 correctional and detention facilities owned by government agencies and sub-leased an alternative educational facility for at-risk juveniles. Two of the properties owned by the Company are held for sale and are classified as such on the accompanying balance sheet as of December 31, 2001.

Property and equipment, at cost, consists of the following:

	December 31,

	2001	2000

	(in thousands)
Land and improvements	$30,977	$25,651

Buildings and improvements	1,524,286	1,523,560

Equipment	29,713	27,455

Office furniture and fixtures	20,832	20,270

Construction in progress	101,220	99,416

	1,707,028	1,696,352

Less: Accumulated depreciation	(133,876)	(81,222)

	$1,573,152	$1,615,130

Depreciation expense was $53.1 million, $57.2 million and $44.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

As of December 31, 2001, nine of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, two of the facilities are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the term of the ground lease.

The Company’s property and equipment, along with all other tangible and intangible assets of the Company, are pledged as collateral on the Company’s Senior Bank Credit Facility. See discussion of the Senior Bank Credit Facility in Note 15.

In late 2001 and early 2002, the Company was provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Although management continues to negotiate with respect to the continued operation of these facilities, the Company has begun a transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico. There can be no assurance that the Company will continue to operate these facilities. The termination of the Ponce Adult Correctional Facility management contract would result in a non-cash charge of approximately $1.9 million for the write-off of the carrying value of assets associated with this management contract.

8.     IMPAIRMENT LOSSES AND ASSETS HELD FOR SALE

As of December 31, 2001, the Company was holding for sale numerous assets, including six parcels of land, one correctional facility leased to a governmental agency, and one correctional facility leased to a private operator, with an aggregate book value of approximately $22.3 million. Additionally, the Company has had discussions with various parties regarding the potential sale of additional assets. The Company expects to use the net proceeds from any such sales to repay outstanding indebtedness. However, there can be no assurance that the Company will complete any such sales.

SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Under terms of the June 2000 Waiver and Amendment, the Company was obligated to complete the Restructuring, including the Operating Company Merger, and complete the restructuring of management through the appointment of a new chief executive officer and a new chief financial officer. The June 2000 Waiver and Amendment also permitted the acquisitions of PMSI and JJFMSI in connection with the Restructuring. During the third quarter of 2000, the Company named a new president and chief executive officer, followed by the appointment of a new chief financial officer during the fourth quarter. At the Company’s 2000 annual meeting of stockholders held during the fourth quarter of 2000, the Company’s stockholders elected a newly constituted board of directors of the Company, including a majority of independent directors.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering the Company’s financial condition, the Company’s new management developed a strategic operating plan to improve the Company’s financial position and developed revised projections for 2001 to evaluate various potential transactions. Management also conducted strategic assessments and evaluated the Company’s assets for impairment. Further, the Company evaluated the utilization of existing facilities, projects under development, and excess land parcels, and identified certain of these non-strategic assets for sale.

In accordance with SFAS 121, the Company estimated the undiscounted net cash flows for each of its properties and compared the sum of those undiscounted net cash flows to the Company’s investment in each property. Through its analyses, the Company determined that eight of its correctional and detention facilities and the long-lived assets of the transportation business had been impaired. For these properties, the Company reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $420.5 million.

During the fourth quarter of 2000, as part of the strategic assessment, the Company’s management committed to a plan of disposal for certain long-lived assets of the Company. In accordance with SFAS 121, the Company recorded losses on these assets based on the difference between the carrying value and the estimated net realizable value of the assets. The Company estimated the net realizable values of certain facilities and direct financing leases held for sale based on outstanding offers to purchase and appraisals, as well as by utilizing various financial models, including discounted cash flow analyses, less estimated costs to sell each asset. The resulting impairment loss for these assets totaled $86.1 million.

Included in property and equipment were costs associated with the development of potential facilities. Based on the Company’s strategic assessment during the fourth quarter of 2000, management decided to abandon further development of these projects and expense any amounts previously capitalized. The resulting expense totaled $2.1 million.

During the third quarter of 2000, the Company’s management determined either not to pursue further development or to reconsider the use of certain parcels of property in California, Maryland and the District of Columbia. Accordingly, the Company reduced the carrying values of the land to their estimated net realizable value, resulting in an impairment loss totaling $19.2 million.

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

9.      ACQUISITIONS AND DIVESTITURES

In April 1999, the Company purchased the Eden Detention Center in Eden, Texas for $28.1 million. Prior to the Operating Company Merger, the facility had been leased to Operating Company under lease terms substantially similar to the Operating Company Leases.

In June 1999, the Company incurred a loss of $1.6 million as a result of a settlement with the State of South Carolina for property previously owned by Old CCA. Under the settlement, the Company, as the successor to Old CCA, received $6.5 million in three installments by June 30, 2001 for the transferred assets. The net proceeds were approximately $1.6 million less than the surrendered assets’ depreciated book value.

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

During 2000, the contract to manage one of the Company’s facilities located in Kentucky expired and was not renewed. Subsequent to the non-renewal of the contract, the Company sold the facility for a net sales price of approximately $1.0 million, resulting in a gain on sale of approximately $0.6 million during 2000, after writing-down the carrying value of this asset by $7.1 million in 1999. Also, during 2000, Operating Company and the contracting party mutually agreed to cancel the management contracts on two facilities located in North Carolina. In March 2001, the Company sold one of these facilities, the Mountain View Correctional Facility, located in Spruce Pine, North Carolina, which was classified as held for sale under contract as of December 31, 2000, for a net sales price of approximately $24.9 million. On June 28, 2001, the Company sold the other of these facilities, the Pamlico Correctional Facility, located in Bayboro, North Carolina, which was classified as held for sale as of December 31, 2000, for a net sales price of approximately $24.0 million. The net proceeds from both of these sales were used to pay-down a like portion of amounts outstanding under the Company’s Senior Bank Credit Facility.

On April 10, 2001, the Company sold its interest in the Agecroft facility, located in Salford, England, which was classified as held for sale as of December 31, 2000, for a net sales price of approximately $65.7 million through the sale of all the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company. The net proceeds from the sale were used to pay-down a like portion of amounts outstanding under the Senior Bank Credit Facility.

On October 3, 2001, the Company sold its Southern Nevada Women’s Correctional Facility, a facility located in Las Vegas, Nevada, which was classified as held for sale during the second quarter of 2001, for a net sales price of approximately $24.1 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Senior Bank Credit Facility. Subsequent to the sale, the Company continues to manage the facility pursuant to a contract with the State of Nevada.

As of December 31, 2001, the Company was holding for sale two additional correctional facilities and various parcels of undeveloped land with an aggregate carrying value of $22.3 million. There can be no assurance that the Company will be able to complete the sale of any of these assets, or that the net proceeds received from these sales will achieve expected levels.

10.	INVESTMENTS IN AFFILIATES

In connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock in each of PMSI and JJFMSI, valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company’s ownership of the non-voting common stock of PMSI and JJFMSI entitled the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends were cumulative if not declared. For the years ended December 31, 2000 and 1999, the Company received cash dividends from PMSI totaling approximately $4.4 million and $11.0 million, respectively. For the years ended December 31, 2000 and 1999, the Company received cash dividends from JJFMSI totaling approximately $2.3 million and $10.6 million, respectively.

The following operating information presents a combined summary of the results of operations of PMSI and JJFMSI for the period January 1, 2000 through November 30, 2000 and for the year ended December 31, 1999 (in thousands):

	January 1, 2000 -	Year ended
	November 30, 2000	December 31, 1999

Revenue	$279,228	$288,289

Net income (loss) before taxes	$(588)	$12,851

During 2000 and prior to the acquisition of PMSI and JJFMSI on December 1, 2000, PMSI and JJFMSI (collectively) recorded approximately $27.3 million in charges related to agreements with the Company and Operating Company. Of these charges, approximately $5.4 million were fees paid under a trade name use agreement, approximately $9.9 million were fees paid under an administrative service agreement and approximately $12.0 million were fees paid under an indemnification agreement with the Company.

Under the terms of the indemnification agreements with the Company, effective September 29, 2000, each of PMSI and JJFMSI agreed to pay the Company $6.0 million in exchange for full indemnity by the Company for any and all liabilities incurred by PMSI and JJFMSI in connection with the settlement or disposition of litigation known as Prison Acquisition Company, LLC v. Prison Realty Trust, Inc., et al. described in Note 21 herein. The combined and consolidated results of operations of the Company were unaffected by the indemnification agreements.

As previously discussed in Note 4, the combined and consolidated financial statements reflect the results of operations of PMSI and JJFMSI under the equity method of accounting from January 1, 1999 through August 31, 2000, on a combined basis from September 1, 2000 through November 30, 2000, and consolidated for the month of December 2000.

As discussed in Note 3, the Company’s 9.5% non-voting interest in Operating Company had been recorded in the 1999 Merger at its implied value of $4.8 million. In accordance with the provisions of APB 18, the Company applied the recognized equity in losses of Operating Company of $19.3 million for the year ended December 31, 1999, first to reduce the Company’s recorded investment in Operating Company of $4.8 million to zero and then to reduce the carrying value of the CCA Note by the amount of the recognized equity in losses in excess of $4.8 million. The Company’s recognized equity in losses related to its investment in Operating Company for the nine months ended September 30, 2000 of $20.6 million were applied to reduce the carrying value of the CCA Note.

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

For the year ended December 31, 2001, equity in loss was approximately $0.4 million. The loss resulted from the Company’s interest in APM, an entity holding the management contract for the Agecroft facility under a 25-year prison management contract with an agency of the U.K. government. Agecroft, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001, as further discussed in Note 9. As discussed in Note 4, the Company has extended a working capital loan to APM, which totaled $5.6 million, including accrued interest, as of December 31, 2001.

11.	INVESTMENT IN DIRECT FINANCING LEASES

At December 31, 2001, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and a governmental agency.

A schedule of future minimum rentals to be received under the direct financing lease in years subsequent to December 31, 2001, is as follows (in thousands):

2002	$2,793

2003	2,793

2004	2,793

2005	2,793

2006	2,793

Thereafter	28,621

Total minimum obligation	42,586

Less unearned interest income	(23,246)

Less current portion of direct financing lease	(467)

Investment in direct financing leases	$18,873

As discussed in Note 8, during the fourth quarter of 2000, the Company’s management committed to a plan of disposal for certain long-lived assets of the Company, including the Agecroft facility and the D.C. Correctional Treatment Facility, both previously classified as investments in direct financing leases. The Company estimated the fair values of these direct financing leases held for sale based on outstanding offers to purchase and discounted cash flow analyses. These direct financing leases, with estimated net realizable values totaling $85.7 million at December 31, 2000, were classified on the consolidated balance sheet as assets held for sale as of December 31, 2000. The investment in the D.C. Correctional Treatment Facility was reclassified to an investment in direct financing lease during 2001 from assets held for sale because the Company was unable to achieve an acceptable sales price. Also during 2001, the Company identified the direct financing lease of Southern Nevada Women’s Correctional Facility as a non-strategic asset and entered into discussions with a potential buyer of this facility. During 2001, the Company sold its interest in the Agecroft facility and Southern Nevada Women’s Correctional Facility, as further discussed in Note 9.

During the years ended December 31, 2001, 2000 and 1999, the Company recorded interest income of $4.3 million, $10.1 million, and $3.4 million, respectively, under all direct financing leases.

12.  OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,

	2001	2000

Debt issuance costs, less accumulated amortization of $40,698 and $21,502	$24,915	$37,099

Notes receivable	6,271	6,703

Value of workforce, net	1,132	2,425

Contract acquisition costs, net	905	2,190

Deposits	2,680	1,630

Other	690	1,692

	$36,593	$51,739

13.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2001	2000

Stockholder litigation settlements	$5,998	$75,406

Other accrued litigation	18,148	41,114

Trade accounts payable	15,891	26,356

Accrued salaries and wages	19,687	14,183

Accrued workers’ compensation	14,818	12,508

Accrued property taxes	14,578	13,638

Accrued interest	12,392	5,765

Other	43,645	54,342

	$145,157	$243,312

14.  DISTRIBUTIONS TO STOCKHOLDERS

On March 22, 2000, the board of directors of the Company declared a quarterly dividend on the Company’s Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. In connection with the June 2000 Waiver and Amendment, the Company was prohibited from declaring or paying any further dividends with respect to its outstanding Series A Preferred Stock until such time as the Company raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock continued to accrue under the terms of the Company’s charter until such time as payment of such dividends was permitted under the terms of the Senior Bank Credit Facility. Under the terms of the Company’s charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock have the right to vote for the election of two additional directors to the board of directors. During the third quarter of 2001, the Company received a consent and waiver from its lenders under the Senior Bank Credit Facility, which allowed the Company’s board of directors to declare a cash dividend on September 28, 2001. As a result of the board’s declaration, the holders of the Company’s Series A Preferred Stock received $0.50 on October 15, 2001 for every share of the Series A Preferred Stock they held on the record date. Approximately $2.2 million was paid on October 15, 2001, as a result of this dividend.

As further discussed in Note 15, on December 7, 2001, the Company completed an amendment and restatement of its existing Senior Bank Credit Facility. As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 Amendment and Restatement, the Company is permitted to pay quarterly dividends, when declared by the board of directors, on the shares of its issued and outstanding Series A Preferred Stock, including all dividends in arrears. Following the December 2001 Amendment and Restatement, on December 13, 2001, the Company’s board of directors declared a cash dividend on the Series A Preferred Stock for the fourth quarter of 2001 and for the five quarters in arrears, payable on January 15, 2002. As a result of the board’s declaration, the holders of the Company’s Series A Preferred Stock received $3.00 for every share of Series A Preferred Stock they held on the record date. The dividend was based on a dividend rate of 8% per annum of the stock’s stated value of $25.00 per share. Approximately $12.9 million was paid on January 15, 2002, as a result of this dividend, which was accrued as of December 31, 2001.

Under the terms of the Company’s charter, as in effect prior to the Restructuring, the Company was required to elect to be taxed as a REIT for federal income tax purposes for its taxable year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA’s earnings and profits to which it succeeded in the 1999 Merger (the “Accumulated Earnings and Profits”). For the year ended December 31, 1999, the Company made approximately $217.7 million of distributions related to its common stock and Series A Preferred Stock. Because the Company’s Accumulated Earnings and Profits were approximately $152.5 million, and the Company’s distributions were deemed to have been paid first from those Accumulated Earnings and Profits, the Company met the above-described distribution requirements. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95.0% of its taxable income for 1999. The Company believes that this distribution requirement was satisfied by its distribution of shares of the Company’s Series B Preferred Stock, as discussed below.

On September 22, 2000, the Company issued approximately 5.9 million shares of its Series B Preferred Stock in connection with its remaining 1999 REIT distribution requirement. The distribution was made to the Company’s common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company’s common stock held on the record date. The Company paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock. On November 13, 2000, the Company issued approximately 1.6 million additional shares of Series B Preferred Stock in satisfaction of this REIT distribution requirement. This distribution was made to the Company’s common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company’s common stock held on the record date. The Company also paid its common stockholders approximately $15,000 in cash in lieu of issuing fractional shares of Series B Preferred Stock in the second distribution.

The Company recorded the issuance of the Series B Preferred Stock at its stated value of $24.46 per share, or a total of $183.9 million. The Company has determined the distribution made on September 22, 2000 amounted to a taxable distribution by the Company of approximately $107.6 million. The Company has also determined that the distribution made on November 13, 2000 amounted to a taxable distribution by the Company of approximately $20.4 million. Common stockholders who received shares of Series B Preferred Stock in the distribution generally were required to include the taxable value of the distribution in ordinary income. Refer to Note 19 for a more complete description of the terms of Series B Preferred Stock.

On December 13, 2000, the Company’s board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company’s Series B Preferred Stock on December 22, 2000. As a result of the board’s declaration, the holders of the Company’s Series B Preferred Stock were entitled to receive approximately 3.3 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12.0% per annum of the stock’s stated value ($24.46 per share).

Quarterly distributions and the resulting tax classification for common stock distributions are as follows for the years ended December 31, 2001, 2000 and 1999:

	Record	Payment	Distribution Per	Ordinary	Return of
Declaration Date	Date	Date	Share	Income	Capital

03/04/99	03/19/99	03/31/99	$0.60	100.0%	0.0%

05/11/99	06/18/99	06/30/99	$0.60	100.0%	0.0%

08/27/99	09/17/99	09/30/99	$0.60	100.0%	0.0%

Quarterly distributions and the resulting tax classification for the Series A Preferred Stock distributions are as follows for the years ended December 31, 2001, 2000 and 1999:

	Record	Payment	Distribution Per	Ordinary	Return of
Declaration Date	Date	Date	Share	Income	Capital

03/04/99	03/31/99	04/15/99	$0.50	100.0%	0.0%

05/11/99	06/30/99	07/15/99	$0.50	100.0%	0.0%

08/27/99	09/30/99	10/15/99	$0.50	100.0%	0.0%

12/22/99	12/31/99	01/15/00	$0.50	100.0%	0.0%

03/22/00	03/31/00	04/17/00	$0.50	100.0%	0.0%

09/28/01	10/05/01	10/15/01	$0.50	0.0%	100.0%

12/13/01	12/31/01	01/15/02	$3.00	(A )	(A )

Quarterly distributions and the resulting tax classification for the Series B Preferred Stock distributions are as follows for the year ended December 31, 2001 and 2000:

	Record	Payment	Fair Market Value	Ordinary	Return of
Declaration Date	Date	Date	Per Share	Income	Capital

12/13/00	12/22/00	01/02/01	$6.85	0.0%	100.0%

03/13/01	03/19/01	04/02/01	$9.20	0.0%	100.0%

06/11/01	06/19/01	07/02/01	$14.00	0.0%	100.0%

09/07/01	09/17/01	10/01/01	$14.83	0.0%	100.0%

12/11/01	12/21/01	01/02/02	$19.55	(A )	(A )

(A) - Will be determined based on the extent the Company has current or accumulated earnings and profits in 2002.

15.  DEBT

Debt consists of the following:

	December 31,

	2001	2000

	(in thousands)
$1.0 Billion Senior Bank Credit Facility:

Revolving loans, with unpaid balance due January 1, 2002, interest payable periodically at variable interest rates (10.92% at December 31, 2000), replaced with term loans during 2001.	$—	$382,532

Term loans, quarterly principal payments of $1.5 million through September 30, 2001, at which time the quarterly principal payment was increased to $2.2 million with unpaid balance due December 31, 2002, interest payable periodically at variable interest rates. The interest rate was 7.41% and 11.01% at December 31, 2001 and 2000, respectively.	791,906	589,750

Total outstanding under Senior Bank Credit Facility	791,906	972,282

Senior Notes, principal due at maturity in June 2006, interest payable semi-annually at 12%.	100,000	100,000

10.0% Convertible Subordinated Notes, principal due at maturity in December 2008, interest payable semi-annually at 9.5% through June 30, 2000, at which time the rate was increased to 10.0%.	40,000	40,000

8.0% Convertible Subordinated Notes, principal due at maturity in February 2005 with call provisions beginning in February 2003, interest payable quarterly at 7.5% through June 30, 2000, at which time the rate was increased to 8.0%.	30,000	30,000

$50.0 Million Revolving Credit Facility, with unpaid balance due at maturity in December 2002, interest payable at prime plus 2.25%. The interest rate was 7.0% and 11.75% at December 31, 2001 and 2000, respectively.	—	7,601

10.0% Convertible Subordinated Notes, principal due at maturity in December 2003, interest payable semi-annually at 10.0%.	1,114	1,114

Other	580	1,573

	963,600	1,152,570

Less: Current portion of long-term debt	(792,009)	(14,594)

	$171,591	$1,137,976

Senior Bank Credit Facility

Original Credit Facility. On January 1, 1999, in connection with the completion of the 1999 Merger, the Company obtained a $650.0 million secured credit facility (the “Credit Facility”) from NationsBank, N.A., as Administrative Agent, and several U.S. and non-U.S. banks. The Credit Facility included up to a maximum of $250.0 million in tranche B term loans and $400.0 million in revolving loans, including a $150.0 million subfacility for letters of credit. The term loan required quarterly principal payments of $625,000 throughout the term of the loan with the remaining balance maturing on December 31, 2002. The revolving loans were scheduled to mature January 1, 2002. Interest rates, unused commitment fees and letter of credit fees on the Credit Facility were subject to change based on the Company’s senior debt rating.

Senior Bank Credit Facility. On August 4, 1999, the Company completed an amendment and restatement of the Credit Facility (the “Senior Bank Credit Facility”) increasing amounts available to the Company to $1.0 billion through the addition of a $350.0 million tranche C term loan, payable in equal quarterly installments of $875,000 through September 30, 2002, with the balance to be paid in full on December 31, 2002. Under the Senior Bank Credit Facility, Lehman Commercial Paper Inc. (“Lehman”) became the administrative agent.

The Senior Bank Credit Facility bore interest at variable rates of interest based on a spread over an applicable base rate or the London Interbank Offering Rate (“LIBOR”) (as elected by the Company), which spread was determined by reference to the Company’s credit rating. Prior to the June 2000 Waiver and Amendment, the spread for the revolving loans ranged from 0.5% to 2.25% for base rate loans and from 2.0% to 3.75% for LIBOR rate loans. Prior to the June 2000 Waiver and Amendment, the spread for term loans ranged from 2.25% to 2.5% for base rate loans and from 3.75% to 4.0% for LIBOR rate loans.

During the first quarter of 2000, the ratings on the Company’s bank indebtedness, senior unsecured indebtedness and Series A Preferred Stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the Senior Bank Credit Facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the LIBOR rate; the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans. The rating on the Company’s indebtedness was also lowered during the second quarter of 2000, although no interest rate increase was attributable to this rating adjustment.

June 2000 Waiver and Amendment. Following the approval of the requisite senior lenders under the Senior Bank Credit Facility, the Company, certain of its wholly-owned subsidiaries, various lenders and Lehman, as administrative agent, executed the June 2000 Waiver and Amendment, dated as of June 9, 2000. Upon effectiveness, the June 2000 Waiver and Amendment waived or addressed all then existing events of default under the provisions of the Senior Bank Credit Facility that resulted from: (i) the financial condition of the Company and Operating Company; (ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. As a result of the then existing defaults, the Company was subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000. The June 2000 Waiver and Amendment also contained certain amendments to the Senior Bank Credit Facility, including the replacement of existing financial covenants contained in the Senior Bank Credit Facility applicable to the Company with new financial ratios following completion of the Restructuring. As a result of the June 2000 Waiver and Amendment, the Company began monthly interest payments on outstanding amounts under the Senior Bank Credit Facility beginning July 2000.

In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants in the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including: (i) the Operating Company Merger; (ii) the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year; (iii) the restructuring of management; and (iv) the distribution of shares of Series B Preferred Stock in satisfaction of the Company’s remaining 1999 REIT distribution requirement. The June 2000 Waiver and Amendment also amended the terms of the Senior Bank Credit Facility to permit (i) the amendment of the Operating Company Leases and the other contractual arrangements between the Company and Operating Company, and (ii) the merger of each of PMSI and JJFMSI with the Company, upon terms and conditions specified in the June 2000 Waiver and Amendment.

The June 2000 Waiver and Amendment prohibited: (i) the Company from settling its then outstanding stockholder litigation for cash amounts not otherwise fully covered by the Company’s existing directors’ and officers’ liability insurance policies; (ii) the declaration and payment of dividends with respect to the Company’s currently outstanding Series A Preferred Stock prior to the receipt of net cash proceeds of at least $100.0 million from the issuance of additional shares of common or preferred stock; and (iii) Operating Company from amending or refinancing its revolving credit facility on terms and conditions less favorable than Operating Company’s then existing revolving credit facility. The June 2000 Waiver and Amendment also required the Company to complete the securitization of lease payments (or other similar transaction) with respect to the Company’s Agecroft facility on or prior to February 28, 2001, although such deadline was extended (as described herein).

As a result of the June 2000 Waiver and Amendment, the Company is generally required to use the net cash proceeds received by the Company from certain transactions, including the following transactions, to repay outstanding indebtedness under the Senior Bank Credit Facility:

• any disposition of real estate assets; and

• the sale-leaseback of the Company’s headquarters.

The Company is also required to apply a designated portion of its “excess cash flow,” as such term is defined in the June 2000 Waiver and Amendment, to the prepayment of outstanding indebtedness under the Senior Bank Credit Facility.

As a result of the June 2000 Waiver and Amendment, the interest rate spreads applicable to outstanding borrowings under the Senior Bank Credit Facility were increased by 0.5%. As a result, the range of the spread for the revolving loans became 1.0% to 2.75% for base rate loans and 2.5% to 4.25% for LIBOR rate loans. The resulting range of the spread for the term loans became 2.75% to 3.0% for base rate loans and 4.25% to 4.5% for LIBOR rate loans. Based on the Company’s credit rating at that time, the range of the spread for revolving loans was 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the range of the spread for term loans was 3.0% for base rate loans and 4.5% for LIBOR rate loans.

November 2000 Consent and Amendment. During the third and fourth quarters of 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company’s Senior Bank Credit Facility, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, the Company obtained the consent of the requisite percentage of the senior lenders (the “November 2000 Consent and Amendment”) to replace previously existing financial covenants with amended financial covenants, each defined in the November 2000 Consent and Amendment:

• total leverage ratio;

• interest coverage ratio;

• fixed charge coverage ratio;

• ratio of total indebtedness to total capitalization;

• minimum EBIDTA; and

• total beds occupied ratio.

The November 2000 Consent and Amendment further provided that the Company would be required to use commercially reasonable efforts to complete a “capital raising event” on or before June 30, 2001. A “capital raising event” was defined in the November 2000 Consent and Amendment as any combination of the following transactions, which together would result in net cash proceeds to the Company of $100.0 million:

•	an offering of the Company’s common stock through the distribution of rights to the Company’s existing stockholders;

•	any other offering of the Company’s common stock or certain types of the Company’s preferred stock;

•	issuances by the Company of unsecured, subordinated indebtedness providing for in-kind payments of principal and interest until repayment of the Senior Bank Credit Facility;

•	certain types of asset sales by the Company, including the sale-leaseback of the Company’s headquarters, but excluding the securitization of lease payments (or other similar transaction) with respect to the Agecroft facility.

The November 2000 Consent and Amendment also contained limitations upon the use of proceeds obtained from the completion of such “capital raising events.” The requirements relating to “capital raising events” contained in the November 2000 Consent and Amendment replaced the requirement contained in the Senior Bank Credit Facility that the Company use commercially reasonable efforts to consummate a rights offering on or before December 31, 2000.

The Company had considered a distribution of rights to purchase common or preferred stock to the Company’s existing stockholders, or an equity investment in the Company from an outside investor. However, the Company determined that it was not commercially reasonable to issue additional equity or debt securities, other than those securities for which the Company had already contractually agreed to issue, including primarily the issuance of shares of the Company’s common stock in connection with the settlement of the Company’s stockholder litigation, as more fully discussed in Note 21. Further, as a result of the Company’s restructuring during the third and fourth quarters of 2000, prior to the completion of the audit of the Company’s 2000 financial statements and the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 with the SEC on April 17, 2001, the Company was unable to provide the SEC with the requisite financial information required to be included in a registration statement. Therefore, even if the Company had been able to negotiate a public or private sale of its equity securities on commercially reasonable terms, the Company’s inability to obtain an effective SEC registration statement with respect to such securities prior to April 17, 2001 would have effectively prohibited any such transaction. Moreover, the terms of any private sale of the Company’s equity securities likely would have included a requirement that the Company register with the SEC the resale of the Company’s securities issued to a private purchaser thereby also making it impossible to complete any private issuance of its securities. Due to the fact that the Company would have been unable to obtain an effective registration statement, and therefore, would have been unable to make any public issuance of its securities (or any private sale that included the right of resale), any actions prior to April 17, 2001 to complete a capital raising event through the sale of equity or debt securities would have been futile.

Although the Company would have technically been able to file a registration statement with the SEC following April 17, 2001, the Company believes that various market factors, including the depressed market price of the Company’s common stock immediately preceding April 17, 2001, the pending reverse stock split required to maintain the Company’s continued NYSE listing, and the uncertainty regarding the Company’s maturity of the revolving loans under the Senior Bank Credit Facility, made the issuance of additional equity or debt securities commercially unreasonable.

Because the issuance of additional equity or debt securities was deemed unreasonable, the Company determined that the sale of assets represented the most effective means by which the Company could satisfy the covenant. During the first and second quarters of 2001, the Company completed the sale of its Mountain View Correctional Facility for approximately $24.9 million and its Pamlico Correctional Facility for approximately $24.0 million, respectively. During the fourth quarter of 2001, the Company completed the sale of its Southern Nevada Women’s Correctional Facility for approximately $24.1 million and is actively pursuing the sales of additional assets. As a result of the foregoing, the Company believes it demonstrated commercially reasonable efforts to complete the $100.0 million capital raising event as of June 30, 2001. Under terms of the December 2001 Amendment and Restatement, further described below, the Company’s obligation to complete the capital raising event was removed.

The maturities of the loans under the Senior Bank Credit Facility remained unchanged as a result of the November 2000 Consent and Amendment. No event of default was declared due to the amendment of the financial covenants obtained in connection with the November 2000 Consent and Amendment. As a result of the November 2000 Consent and Amendment, the interest rate applicable to the Company’s Senior Bank Credit Facility remained unchanged from the rate stipulated in the June 2000 Waiver and Amendment. This applicable rate, however, was subject to (i) an increase of 25 basis points (0.25%) on July 1, 2001 if the Company had not prepaid $100.0 million of the outstanding loans under the Senior Bank Credit Facility, and (ii) an increase of 50 basis points (0.50%) on October 1, 2001 if the Company had not prepaid an aggregate of $200.0 million of the loans under the Senior Bank Credit Facility.

The Company satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Senior Bank Credit Facility through the application of proceeds from the sale of the Mountain View Correctional Facility, the Pamlico Correctional Facility and the completion of the Agecroft transaction, and through the lump sum pay-down of $35.0 million of outstanding loans under the Senior Bank Credit Facility with cash on hand. Although the Company applied additional proceeds from the sale of the Southern Nevada Women’s Correctional Facility to further pay-down the Senior Bank Credit Facility, the Company did not satisfy the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Senior Bank Credit Facility. As a result, the interest rates under the Senior Bank Credit Facility were increased by 0.50% until the Senior Bank Credit Facility was amended and restated in December 2001, as further discussed below.

Amendments in 2001. In January 2001, the requisite percentage of the Company’s senior lenders under the Senior Bank Credit Facility consented to the Company’s issuance of a promissory note (described in Note 21) in partial satisfaction of its requirements under the definitive settlement agreements relating to the Company’s then-outstanding stockholder litigation (the “January 2001 Consent and Amendment”). The January 2001 Consent and Amendment also modified certain provisions of the Senior Bank Credit Facility to permit the issuance of the promissory note.

In March 2001, the Company obtained an amendment to the Senior Bank Credit Facility which: (i) changed the date the securitization of lease payments (or other similar transaction) with respect to the Company’s Agecroft facility was required to be consummated from February 28, 2001 to March 31, 2001; (ii) modified the calculation of EBITDA used in calculating the total leverage ratio, to take into effect any loss of EBITDA that may result from certain asset dispositions, and (iii)

modified the minimum EBITDA covenant to permit a reduction by the amount of EBITDA that certain asset dispositions had generated.

The securitization of lease payments (or other similar transaction) with respect to the Company’s Agecroft facility did not close by the required date. However, the covenant allowed for a 30 day grace period during which the lenders under the Senior Bank Credit Facility could not exercise their rights to declare an event of default. On April 10, 2001, prior to the expiration of the grace period, the Company consummated the Agecroft transaction through the sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, and used the net proceeds to pay-down the Senior Bank Credit Facility, thereby fulfilling the Company’s covenant requirements with respect to the Agecroft transaction.

The Senior Bank Credit Facility also contains a covenant requiring the Company to provide the lenders with audited financial statements within 90 days of the Company’s fiscal year-end, subject to an additional five-day grace period. Due to the Company’s attempts to close the Agecroft transaction, the Company did not provide the audited financial statements within the required time period. However, the Company obtained a waiver from the lenders under the Senior Bank Credit Facility of this financial reporting requirement. This waiver also cured the resulting cross-default under the Company’s $41.1 million convertible subordinated notes. During the third quarter of 2001, the Company also obtained waivers from the lenders under the Senior Bank Credit Facility to permit the settlement of the Fortress/Blackstone litigation, as further described in Note 21, and to pay a one-time dividend with respect to the Series A Preferred Stock, which was paid on October 15, 2001 as discussed in Note 14.

December 2001 Amendment and Restatement. During December 2001, the Company completed an amendment and restatement of the Senior Bank Credit Facility (the “December 2001 Amendment and Restatement”). As part of the December 2001 Amendment and Restatement, the existing $269.4 million revolving portion of the Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of other term loans under the Senior Bank Credit Facility.

Pursuant to terms of the December 2001 Amendment and Restatement, all loans under the Senior Bank Credit Facility bear interest at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at the Company’s option, through June 30, 2002. Following June 30, 2002, the applicable interest rate for all loans under the Senior Bank Credit Facility will increase to 6.5% over LIBOR, or 5.5% over the base rate, at the Company’s option. In the event the Company is unable to refinance the entire Senior Bank Credit Facility prior to July 1, 2002, the Company will also be required to pay the lenders under the Senior Bank Credit Facility an additional fee equal to 1.0% of the amounts then outstanding under the Senior Bank Credit Facility.

As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of the Company’s issued and outstanding Series A Preferred Stock, including all dividends in arrears. Subsequent to December 31, 2001, the Company paid $12.9 million to shareholders of Series A Preferred Stock. See Note 14 for further discussion of distributions to stockholders.

At December 31, 2001, the Company believes it was in compliance with all covenants under the Senior Bank Credit Facility. Management has prepared financial projections for 2002, which indicate the Company will continue to remain compliant with its debt covenants. In addition, management continues to pursue additional asset sales and new contract awards. Based upon these additional factors, management has begun pursuing alternatives to refinance the Senior Bank Credit Facility scheduled to mature December 31, 2002.

The Company believes that it will be able to complete a refinancing of the Senior Bank Credit Facility during the first half of 2002 through senior secured bank debt or through a combination of senior secured bank debt and senior unsecured debt even without the sale of additional assets or contract awards. However, there can be no assurance that the Company will be able to meet its financial projections for 2002, sell additional assets, obtain new contract awards or complete a refinancing of the Senior Bank Credit Facility prior to its maturity on December 31, 2002, on commercially reasonable or other terms. Unsuccessful attempts to refinance the Senior Bank Credit Facility, or events of default which result in the acceleration of all or a substantial portion of the Company’s outstanding debt, would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital resources to satisfy it debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding debt. The Senior Bank Credit Facility is secured by all of the Company’s tangible and intangible assets.

During 1999, the Company incurred costs of $59.2 million in consummating the Credit Facility and the Senior Bank Credit Facility transactions, including $41.2 million related to the amendment and restatement. The Company wrote-off $9.0 million of expenses related to the Credit Facility upon completion of the amendment and restatement, in addition to $5.6 million of other debt financing costs written-off in 1999. During 2000 the Company incurred and capitalized approximately $9.0 million in consummating the June 2000 Waiver and Amendment, and $0.5 million for the November 2000 Consent and Amendment. During 2001, the Company incurred and capitalized approximately $5.8 million in consummating the 2001 December Amendment and Restatement.

In accordance with the terms of the Senior Bank Credit Facility, the Company entered into certain swap arrangements guaranteeing that it will not pay an index rate greater than 6.51% on outstanding balances of at least $325.0 million through December 31, 2002. The effect of these arrangements is recognized in interest expense and in the change in fair value of derivative instruments, as further described in Note 17.

$100.0 Million Senior Notes

On June 11, 1999, the Company completed its offering of $100.0 million aggregate principal amount of 12% Senior Notes due 2006 (the “Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears, and the Senior Notes have a seven year non-callable term due June 1, 2006. Net proceeds from the offering were approximately $95.0 million, after deducting expenses payable by the Company in connection with the offering. The Company used the net proceeds from the sale of the Senior Notes for general corporate purposes and to repay revolving bank borrowings under the Senior Bank Credit Facility. At any time prior to June 1, 2002, the Company may, at its option, on any one or more occasions redeem up to 35% of the aggregate principal at a redemption price equal to 112% of the principal amount thereof, with the proceeds of one or more equity offerings, subject to certain restrictions.

The Company has made all required interest payments under the terms of the Senior Notes, and currently believes it is in compliance with all of its covenants. The indenture governing the Senior Notes contains cross-default provisions, as further discussed below.

$41.1 Million Convertible Subordinated Notes

On January 29, 1999, the Company issued $20.0 million of convertible subordinated notes due December 2008, with interest payable semi-annually at 9.5%. This issuance constituted the second tranche of a commitment by the Company to issue an aggregate of $40.0 million of convertible subordinated notes, with the first $20.0 million tranche issued in December 1998 under substantially similar terms. The convertible subordinated notes (the “$40.0 Million Convertible Subordinated Notes”) require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price. Additionally, the notes are non-callable but are redeemable on or following January 1, 2005, at a redemption price equal to 100% of the principal amount thereof.

During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 Million Convertible Subordinated Notes as a result of the Company’s financial condition and a “change of control” arising from the Company’s execution of certain securities purchase agreements with respect to the proposed restructuring. This “change of control” gave rise to the right of MDP, the holder of the notes, to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company’s defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, the Company is obligated, under the original terms of the $40.0 Million Convertible Subordinated Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return (increased by 0.5%, as further discussed below), excluding the effect of the default rate of interest, on the $40.0 million principal amount. The contingent interest is payable upon each of December 31, 2003 and upon repayment of the notes, unless the holders of the notes elect to convert the notes into the Company’s common stock under the terms of the note purchase agreement or unless the price of the Company’s common stock meets or exceeds a “target price” as defined in the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes. The contingent interest accrual as of December 31, 2001 amounted to $8.7 million.

In order to address the events of default discussed above, on June 30, 2000, the Company and MDP executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company’s common stock on the NYSE for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. The waiver and amendment also increased the contingent interest rate to 15.5% retroactive to the date of issuance of the notes. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $11.90 (as adjusted for the reverse-stock split in May 2001), subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company’s Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 21, will cause an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90 (as adjusted for the reverse stock split in May 2001), the $40.0 Million Convertible Subordinated Notes are convertible into approximately 3.4 million shares (as adjusted for the reverse stock split in May 2001) of the Company’s common stock.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million (collectively with the $40.0 Million Convertible Subordinated Notes, the “$41.1 Million Convertible Subordinated Notes”), which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes were convertible, at an adjusted conversion price of $11.90 (as adjusted for the reverse-stock split in May 2001), into an additional 0.1 million shares (as adjusted for the reverse-stock split in May 2001) of the Company’s common stock. After giving consideration to the issuance of these additional notes, the Company has made all required interest payments under the $40.0 Million Convertible Subordinated Notes. On January 14, 2002, MDP converted the $1.1 million convertible subordinated notes into approximately 0.1 million shares of common stock.

Under the terms of the registration rights agreement between the Company and the holders of the $41.1 Million Convertible Subordinated Notes, the Company is required to use its best efforts to file and maintain with the SEC an effective shelf registration statement covering the future sale by the holders of the shares of common stock to be used upon conversion of the notes. As a result of the completion of the Restructuring, as previously discussed herein, the Company was unable to file such a registration statement with the SEC prior to the filing of the Company’s 2000 Form 10-K with the SEC on April 17, 2001. Following the filing of the Company’s Form 10-K, the Company commenced negotiations with MDP with respect to an amendment to the registration rights agreement to defer the Company’s obligations to use its best efforts to file and maintain the registration statement. MDP later informed the Company that it would not complete such an amendment. As a result, the Company completed and filed a shelf registration statement with the SEC on September 13, 2001, which became effective September 26, 2001, in compliance with this obligation.

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

$30.0 Million Convertible Subordinated Notes

The Company’s $30.0 million convertible subordinated notes due February 2005 (the “$30.0 Million Convertible Subordinated Notes”), which were issued to PMI Mezzanine Fund, L.P. (“PMI”) on December 31, 1998, require that the Company revise the conversion price as a result of the payment of a dividend or the issuance of stock or convertible securities below market price.

Certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the Company’s $30.0 Million Convertible Subordinated Notes as a result of the Company’s financial condition and as a result of the Restructuring. However, on June 30, 2000, the Company and PMI executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the revisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum, from 7.5% to 8.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of the Company’s common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company.

The conversion price for the notes has been established at $10.68 (as adjusted for the reverse stock split in May 2001), subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company’s Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company, as further discussed in Note 21, will cause an adjustment to the conversion price of the notes in an amount to be determined at the time shares of the Company’s common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company’s common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares have not been issued simultaneously, multiple adjustments to the conversion ratio will be required. The Company currently estimates that the $30.0 Million Convertible Subordinated Notes will be convertible into approximately 3.4 million shares (as adjusted for the reverse stock split in May 2001) of the Company’s common stock once all of the shares under the stockholder litigation settlement have been issued.

At any time after February 28, 2004, the Company may require the holder of the notes to convert all or a portion of the principal amount of the indebtedness into shares of common stock if, at such time, the current market price of the common stock has equaled or exceeded 150% of the conversion price for 45 consecutive trading days.

At December 31, 2000, the Company was in default under the terms of the note purchase agreement governing the $30.0 Million Convertible Subordinated Notes. The default related to the Company’s failure to comply with the total leverage ratio financial covenant. However, in March 2001, the Company and PMI executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement and amended the financial covenants applicable to the Company.

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

$50.0 Million Revolving Credit Facility

On September 15, 2000, Operating Company entered into a $50.0 million revolving credit facility with Lehman (the “Operating Company Revolving Credit Facility”). This facility, which bears interest at an applicable prime rate, plus 2.25%, was secured by the accounts receivable and all other assets of Operating Company. This facility, which matures on December 31, 2002, was assumed by a wholly-owned subsidiary of the Company in connection with the Operating Company Merger. As of December 31, 2001, the Company had no outstanding balance on the facility.

Other Debt Transactions

At December 31, 2001 and 2000, the Company had $5.5 million and $2.2 million in letters of credit, respectively. The letters of credit were issued to secure the Company’s workers’ compensation insurance policy, performance bonds and utility deposits. The Company is required to maintain cash collateral for the letters of credit.

The Company capitalized interest of $8.3 million and $37.7 million in 2000 and 1999, respectively. No interest was capitalized during 2001.

Debt maturities for the next five years and thereafter are (in thousands):

2002	$792,009

2003	1,228

2004	126

2005	30,139

2006	100,098

Thereafter	40,000

$963,600

Cross-default Provisions

The provisions of the Company’s debt agreements related to the Senior Bank Credit Facility, the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes contain certain cross-default provisions. Any events of default under the Senior Bank Credit Facility which give rise to the ability of the lenders under the Senior Bank Credit Facility to exercise their acceleration rights result in an event of default under the Company’s $40.0 Million Convertible Subordinated Notes. Any events of default under the Senior Bank Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Company’s $30.0 Million Convertible Subordinated Notes and the Senior Notes. Additionally, any events of default under the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Senior Bank Credit Facility.

If the Company were to be in default under the Senior Bank Credit Facility, and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company’s $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes and the Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. Additionally, under the Company’s $40.0 Million Convertible Subordinated Notes, even if the lenders under the Senior Bank Credit Facility did not exercise their acceleration rights, the holders of the $40.0 Million Convertible Subordinated Notes could require the Company to repurchase such notes upon an event of default under the Senior Bank Credit Facility permitting acceleration. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

16.    INCOME TAXES

Prior to 1999, Old CCA, the Company’s predecessor by merger, operated as a taxable subchapter C corporation. The Company elected to change its tax status from a taxable corporation to a REIT effective with the filing of its 1999 federal income tax return. As of December 31, 1998, the Company’s balance sheet reflected $83.2 million in net deferred tax assets. In accordance with the provisions of SFAS 109, the Company provided a provision for these deferred tax assets, excluding any estimated tax liabilities required for prior tax periods, upon completion of the 1999 Merger and the election to be taxed as a REIT. As such, the Company’s results of operations reflect a provision for income taxes of $83.2 million for the year ended December 31, 1999. However, due to New Prison Realty’s tax status as a REIT, New Prison Realty recorded no income tax provision or benefit related to operations for the year ended December 31, 1999.

In connection with the Restructuring, on September 12, 2000 the Company’s stockholders approved an amendment to the Company’s charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. As a result of the amendment to the Company’s charter, the Company is taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, the Company was required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurs. As such, the Company’s benefit for income taxes for the year ended December 31, 2000 includes the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

The provision (benefit) for income taxes is comprised of the following components (in thousands):

	For the years ended December 31,

	2001	2000	1999

Current provision (benefit)
Federal	$—	$(26,593)	$—

State	4,667	586	—

	4,667	(26,007)	—

Deferred provision (benefit)

Federal	(3,169)	(19,739)	74,664

State	(362)	(2,256)	8,536

	(3,531)	(21,995)	83,200

Provision (benefit) for income taxes	$1,136	$(48,002)	$83,200

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):

	2001	2000

Current deferred tax assets:

Asset reserves and liabilities not yet deductible for tax	$17,333	$24,894

Less valuation allowance	(17,333)	(24,894)

Net total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:

Asset reserves and liabilities not yet deductible for tax	$10,394	$4,634

Tax over book basis of certain assets	21,799	41,923

Net operating loss carryforwards	82,369	56,115

Other	18,632	8,743

Total noncurrent deferred tax assets	133,194	111,415

Less valuation allowance	(133,194)	(111,415)

Net noncurrent deferred tax assets	—	—

Noncurrent deferred tax liabilities:

Book over tax basis of certain assets	4,975	6,556

Basis difference in sale of investment	49,839	49,839

Other	1,697	55

Total noncurrent deferred tax liabilities	56,511	56,450

Net noncurrent deferred tax liabilities	$56,511	$56,450

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in assessing the valuation allowance for financial reporting purposes. In accordance with SFAS 109, the Company has provided a valuation allowance to reserve the deferred tax assets. At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes totaling approximately $211.2 million available to offset future taxable income. The carryforward period begins expiring in 2009.

A reconciliation of the income tax expense (benefit) at the statutory income tax rate and the effective tax rate as a percentage of pretax income (loss) for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000

Statutory federal rate	35.0%	(35.0)%

State taxes, net of federal tax benefit	4.0	(4.0)

Puerto Rico taxes	10.5	—

Change in tax status	—	12.5

Permanent differences (primarily related to stockholder litigation and sale of a subsidiary)	(51.6)	5.9

Change in valuation allowance	6.1	12.2

Other items, net	0.2	2.2

	4.2%	(6.2)%

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company will be able to utilize its net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company will be due an income tax refund of approximately $30.0 million, which will be reflected as an income tax benefit during the first quarter of 2002.

17.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, was issued in June 1998, and was effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, effective January 1, 2001. The Company’s derivative instruments include an interest rate swap agreement and an 8.0%, $26.1 million promissory note due in 2009, issued December 31, 2001, in conjunction with the settlement in federal court of a series of stockholder lawsuits against the Company and certain of its existing and former directors and executive officers, as further discussed in Note 21. Upon issuance, the Company’s derivative instruments will also include an 8.0%, $2.9 million promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the state court portion of the stockholder litigation settlement. The issuance of these shares, and consequently the promissory note, is expected to occur during the first half of 2002.

In accordance with the terms of the Senior Bank Credit Facility, the Company entered into certain swap arrangements in order to hedge the variable interest rate associated with portions of the debt. The swap arrangements fix LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense.

The Company has elected not to attempt to meet the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and has reflected in earnings the change in the estimated fair value of the interest rate swap agreement. As of December 31, 2001, due to a reduction in interest rates since entering into the swap agreement, the interest rate swap agreement had a negative fair value of $13.6 million. This negative fair value consists of a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001 reflected in other comprehensive income (loss) effective January 1, 2001 and a decrease in the fair value of the swap agreement of $8.6 million reflected in earnings for the year ended December 31, 2001.

In accordance with SFAS 133, as amended, the Company recorded an $11.1 million non-cash charge for the change in fair value of the interest rate swap agreement for the year ended December 31, 2001, which includes $2.5 million for amortization of the transition adjustment. The unamortized transition adjustment at December 31, 2001 of $2.5 million is expected to be included in earnings as a non-cash charge, along with a corresponding increase to stockholders’ equity through accumulated comprehensive income, over the remaining term of the swap agreement. The non-cash charge of $11.1 million for the year ended December 31, 2001 is expected to reverse into earnings through increases in the fair value of the swap agreement, prior to the maturity of the swap agreement on December 31, 2002, unless the swap is terminated in conjunction with a refinancing of the Senior Bank Credit Facility. However, for each quarterly period prior to the maturity of the swap agreement, the Company will continue to adjust the swap agreement to its estimated fair value potentially resulting in additional non-cash charges or gains.

On December 31, 2001, approximately 2.8 million shares of the Company’s common stock were issued, along with a $26.1 million promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of the Company’s common stock, create a derivative instrument that must be valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in January 2002, management has estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded in the fourth quarter of 2001. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001.

The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 0.3 million additional shares of the Company’s common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent the Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the derivative included in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the accompanying consolidated balance sheet as of December 31, 2001, the issuance of the note is currently expected to have a favorable impact on the Company’s consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company’s stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

18.   EARNINGS (LOSS) PER SHARE

In accordance with SFAS 128, basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted common stock plans, and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data, which has also been adjusted for the reverse stock split in May 2001):

	2001	2000	1999

NUMERATOR
Basic and Diluted

Net income (loss) available to common stockholders	$5,670	$(744,308)	$(81,254)

DENOMINATOR
Basic

Weighted average common shares outstanding	24,380	13,132	11,510

Diluted:

Weighted average common shares outstanding	24,380	13,132	11,510

Stock options and warrants	371	—	—

Stockholder litigation	3,402	—	—

Restricted stock	239	—	—

Weighted average shares and assumed conversion- diluted	28,392	13,132	11,510

Basic earnings (loss) per share	$0.23	$(56.68)	$(7.06)

Diluted earnings (loss) per share	$0.20	$(56.68)	$(7.06)

For the year ended December 31, 2001, the Company’s convertible subordinated notes were convertible into 6.8 million shares of common stock (as adjusted for the reverse stock split in May 2001), using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, as the effect of their inclusion was anti-dilutive.

For the years ended December 31, 2000 and 1999, the Company’s stock options and warrants were convertible into 0.1 million shares of common stock (as adjusted for the reverse stock split in May 2001), using the treasury stock method. For the years ended December 31, 2000 and 1999, the Company’s convertible subordinated notes were convertible into 6.3 million and 0.3 million shares of common stock, respectively (as adjusted for the reverse stock split in May 2001), using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2000 and 1999 as the effect of their inclusion was anti-dilutive.

19.   STOCKHOLDERS’ EQUITY

Common Stock

On January 11, 1999, the Company filed a Registration Statement on Form S-3 to register an aggregate of $1.5 billion in value of its common stock, preferred stock, common stock rights, warrants and debt securities for sale to the public (the “Shelf Registration Statement”). Proceeds from sales under the Shelf Registration Statement were to be used for general corporate purposes, including the acquisition and development of correctional and detention facilities. During 1999, the Company issued and sold approximately 6.7 million shares of its common stock under the Shelf Registration Statement, resulting in net proceeds to the Company of approximately $120.0 million. The Shelf Registration Statement is not available for further use by the Company.

On May 7, 1999, the Company registered 10.0 million shares of the Company’s common stock for issuance under the Company’s Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”). The DRSPP provided a method of investing cash dividends in, and making optional monthly cash purchases of, the Company’s common stock, at prices reflecting a discount between 0% and 5% from the market price of the common stock on the NYSE. During 1999, the Company issued approximately 1.3 million shares under the DRSPP, with substantially all of these shares issued under the DRSPP’s optional cash feature, resulting in proceeds of $12.3 million. The Company has suspended the DRSPP.

At the Company’s 2000 annual meeting of stockholders held in December 2000, the holders of the Company’s common stock approved a reverse stock split of the Company’s common stock at a ratio to be determined by the board of directors of the Company of not less than one-for-ten and not to exceed one-for-twenty. The board of directors subsequently approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, which was effective May 18, 2001.

As a result of the reverse stock split, every ten shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company’s common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares (on a post-reverse stock split basis) from 400.0 million shares (on a pre-reverse stock split basis). As of December 31, 2001, the Company had 27.9 million shares of common stock issued and outstanding (on a post-reverse stock split basis).

During 1995, Old CCA authorized the issuance of 29,500 shares of common stock (as adjusted for the reverse stock split in May 2001) to certain key employees as a deferred stock award. The award was to fully vest ten years from the date of grant based on continuous employment with the Company. The Company had been expensing the $3.7 million of awards over the ten-year vesting period. Due to the resignation or termination of these employees, these shares (along with an additional 23,500 shares issued pursuant to an adjustment resulting from the issuance and subsequent conversion of shares of the Series B preferred stock as discussed below) became fully vested; therefore the Company expensed the unamortized portion of the award, totaling approximately $1.8 million, during 2000.

Series A Preferred Stock

Upon its formation in 1998, the Company authorized 20.0 million shares of $0.01 par value preferred stock, of which 4.3 million shares are designated as Series A Preferred Stock.

As discussed in Note 3, in connection with the 1999 Merger, Old Prison Realty shareholders received one share of Series A Preferred Stock of the Company in exchange for each Old Prison Realty Series A Cumulative Preferred Share. Consequently, the Company issued 4.3 million shares of its Series A Preferred Stock on January 1, 1999. The shares of the Company’s Series A Preferred Stock are redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s Series A Preferred Stock have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on shares of the Company’s Series A Preferred Stock are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

As discussed in Notes 14 and 15, in connection with the June 2000 Waiver and Amendment, the Company was prohibited from declaring or paying any dividends with respect to the Series A Preferred Stock until such time as the Company had raised at least $100.0 million in equity. As a result, the Company had not declared or paid any dividends on its shares of Series A Preferred Stock since the first quarter of 2000. Dividends continued to accrue under the terms of the Company’s charter until the Company received a consent and waiver from its lenders under the Senior Bank Credit Facility in September 2001, which allowed the Company’s board of directors to declare a one-time dividend on the issued and outstanding Series A Preferred Stock, which was paid on October 15, 2001.

In connection with the December 2001 Amendment and Restatement of the Senior Bank Credit Facility, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 Amendment and Restatement, the Company is permitted to pay quarterly dividends on the shares of its issued and outstanding Series A Preferred Stock, including all dividend in arrears. See Note 14 for further information on distributions on the Company’s shares of Series A Preferred Stock.

Series B Preferred Stock

In order to satisfy the REIT distribution requirements with respect to its 1999 taxable year, during 2000 the Company authorized an additional 30.0 million shares of $0.01 par value preferred stock, designated 12.0 million shares of such preferred stock as Series B Preferred Stock and subsequently issued approximately 7.5 million shares to holders of the Company’s common stock as a stock dividend.

The shares of Series B Preferred Stock issued by the Company provide for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on the Company’s Series A Preferred Stock. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company’s Senior Notes. The shares of Series B Preferred Stock were convertible into shares of the Company’s common stock during two conversion periods: (i) from October 2, 2000 to October 13, 2000; and (ii) from December 7, 2000 to December 20, 2000, at a conversion price based on the average closing price of the Company’s common stock on the NYSE during the 10 trading days prior to the first day of the applicable conversion period, provided, however, that the conversion price used to determine the number of shares of the Company’s common stock issuable upon conversion of the Series B Preferred Stock could not be less than $1.00. The number of shares of the Company’s common stock that were issued upon the conversion of each share of Series B Preferred Stock was calculated by dividing the stated price ($24.46), plus accrued and unpaid dividends as of the date of conversion of each share of Series B Preferred Stock, by the conversion price established for the conversion period.

Approximately 1.3 million shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 2.2 million shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001). The conversion price for the initial conversion period was established at $1.48.

Approximately 2.9 million shares of Series B Preferred Stock issued by the Company on November 13, 2000 were converted during the second conversion period in December 2000, resulting in the issuance of approximately 7.3 million shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001). The conversion price for the second conversion period was established at $1.00. The shares of Series B Preferred Stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of the Company’s common stock.

During 2001, the Company issued 452,000 shares of Series B Preferred Stock in satisfaction of the regular quarterly distributions. Additionally, as of December 31, 2001, the Company has accrued approximately $3.0 million of distributions on Series B Preferred Stock. See Note 14 for further information on distributions on the Company’s shares of Series B Preferred Stock.

During 2001, the Company issued 0.2 million shares of Series B Preferred Stock under two Series B Preferred Stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of Series B Preferred Stock were granted to certain of the Company’s key employees and wardens. Under the terms of Series B Restricted Stock Plans, the shares in the key employee plan vest in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vest all at one time in May 2004. During the year ended December 31, 2001, the Company expensed $0.4 million, net of forfeitures, relating to the Series B Restricted Stock Plans.

Stock Warrants

In connection with the Operating Company Merger, the Company issued warrants for approximately 213,000 shares (as adjusted for the reverse stock split in May 2001) of the Company’s common stock to acquire the voting common stock of Operating Company. The warrants issued allow the holder to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share (as adjusted for the reverse stock split in May 2001) and approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share (as adjusted for the reverse stock split in May 2001). These warrants expire September 29, 2005. Also in connection with the Operating Company Merger, the Company assumed the obligation to issue up to approximately 75,000 shares of its common stock, at a price of $33.30 per share (as adjusted for the reverse stock split in May 2001), through their expiration date on December 31, 2008.

Treasury Stock

Treasury stock was recorded in 1999 related to the cashless exercise of stock options.

Stock Option Plans

The Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are generally granted with exercise prices equal to the market value at the date of grant. Vesting periods for options granted to employees generally range from one to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.

In connection with the 1999 Merger, all options outstanding at December 31, 1998 to purchase Old CCA common stock and all options outstanding at January 1, 1999 to purchase Old Prison Realty common stock, were converted into options to purchase shares of the Company’s common stock, after giving effect to the exchange ratio and carryover of the vesting and other relevant terms. Options granted under Old CCA’s stock option plans are exercisable after the later of two years from the date of employment or one year after the date of grant until ten years after the date of grant. Options granted under Old Prison Realty’s stock option plans were granted with terms similar to the terms of the Company’s plans.

During the fourth quarter of 2000, pursuant to anti-dilution provisions under the Company’s equity incentive plans, an automatic adjustment of approximately 0.6 million stock options (as adjusted for the reverse stock split in May 2001) was issued to existing optionees as a result of the dilutive effect of the issuance of the Series B Preferred Stock, as further discussed in Note 14 and above. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company also adjusted the exercise prices of existing and newly issued options such that the automatic adjustment resulted in no accounting consequence to the Company’s financial statements. All references in this Note 19 to the number and prices of options still outstanding have been retroactively restated to reflect the increased number of options resulting from the automatic adjustment. The number and prices of options have also been retroactively restated to reflect the one-for-ten reverse stock split in May 2001.

Stock option transactions relating to the Company’s incentive and nonqualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted average
		exercise price per
	Number of options	option

Outstanding at December 31, 1998	434	$103.88

Old Prison Realty options	307	$91.29

Granted	100	$79.38

Exercised	(36)	$11.23

Cancelled	(197)	$96.43

Outstanding at December 31, 1999	608	$101.49

Granted	552	$16.52

Cancelled	(181)	$96.00

Outstanding at December 31, 2000	979	$54.54

Granted	1,613	$8.84

Cancelled	(160)	$37.05

Outstanding at December 31, 2001	2,432	$25.30

The weighted average fair value of options granted during 2001, 2000 and 1999 was $7.05, $8.10, and $15.40 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

Stock options outstanding at December 31, 2001, are summarized below:

	Options outstanding		Weighted average
	at December 31,	Options exercisable	remaining
	2001	at December 31,	contractual life in	Weighted average
Exercise Price	(in thousands)	2001	years	exercise price

$8.75 – 9.96	1,771	335	9.19	$9.47

$11.20 – 19.91	178	52	8.23	$13.68

$23.00 – 79.41	173	48	7.67	$60.70

$83.07 – 117.78	173	173	5.45	$92.17

$121.76 – 159.31	137	137	5.49	$145.46

	2,432	745	8.54	$57.21

At the Company’s 2000 annual meeting of stockholders held in December 2000, the Company obtained the approval of an amendment to the Company’s 1997 Employee Share Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 130,000 to 1.5 million and the adoption of the Company’s 2000 Equity Incentive Plan, pursuant to which the Company will reserve 2.5 million in shares of the Company’s common stock for issuance thereunder. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. The number of shares available for issuance under each of the plans has been adjusted to reflect the one-for-ten reverse stock split discussed above.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and accounts for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, no compensation cost has been recognized for the Company’s stock option plans under the criteria established by SFAS 123. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company’s net income (loss) available to common stockholders and per share amounts would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands except per share data):

	2001	2000	1999

Net income (loss) available to common stockholders - as reported	$5,670	$(744,308)	$(81,254)

Net income (loss) available to common stockholders - pro forma	$1,434	$(745,598)	$(84,252)

Basic earnings (loss) per share — as reported	$0.23	$(56.68)	$(7.06)

Basic earnings (loss) per share — pro forma	$0.06	$(56.78)	$(7.32)

Diluted earnings (loss) per share — as reported	$0.20	$(56.68)	$(7.06)

Diluted earnings (loss) per share — pro forma	$0.05	$(56.78)	$(7.32)

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999

Expected dividend yield	0.0%	0.0%	9.0%

Expected stock price volatility	89.4%	112.5%	49.1%

Risk-free interest rate	4.8%	5.3%	5.4%

Expected life of options	7 years	7 years	10 years

Retirement Plans

On December 28, 1998, Operating Company adopted a 401(k) plan (the “Plan”). In connection with the Operating Company Merger, the Company assumed all benefits and obligations of the Plan. All employees of the Company are eligible to participate upon reaching age 18 and completing one year of qualified service. Employees may elect to defer from 1% to 15% of their compensation. The provisions of the Plan provide for employer matching discretionary contributions currently equal to 100% of the employee’s contributions up to 4% of the employee’s compensation. Additionally, the Company also makes a basic contribution on behalf of each eligible employee, equal to 2% of the employee’s compensation for the first year of eligibility, and 1% of the employee’s compensation for each year of eligibility following. The Company’s contributions become 40% vested after four years of service and 100% vested after five years of service. The Company’s board of directors has discretion in establishing the amount of the Company’s matching and basic contributions, which amounted to $5.9 million and $0.8 million during the year ended December 31, 2001 and 2000, respectively.

During 2001, the Company elected to amend the Plan, effective January 1, 2002. The Company’s vesting schedule was changed so that, effective January 1, 2002, employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. The maximum employee compensation deferral was also increased to 20% of the employee’s compensation.

20.	RELATED PARTY TRANSACTIONS

The Company paid $0.1 million in 2000 to a former member of Operating Company’s board of directors for consulting services related to various contractual relationships.

The Company and Operating Company paid $0.6 million to a company that is majority-owned by an individual that was a member of the Old CCA board of directors for services rendered during 2000.

The Company paid $26.5 million in each of 2000 and 1999, to a construction company that is owned by a former member of the Company’s board of directors, for services rendered in the construction of facilities.

In 2000, the Company and Operating Company paid $0.2 million to a former member of the Company’s board of directors for ongoing consulting services. The Company did not make payments to this individual during 2001 or 1999 other than board of director fees in 1999.

21.	COMMITMENTS AND CONTINGENCIES

Litigation

During the first quarter of 2001, the Company obtained final court approval of the settlements of the following outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers: (i) In re: Prison Realty Securities Litigation; (ii) In re: Old CCA Securities Litigation; (iii) John Neiger, on behalf of himself and all others similarly situated v. Doctor Crants, Robert Crants and Prison Realty Trust, Inc.; (iv) Dasburg, S.A., on behalf of itself and all others similarly situated v. Corrections Corporation of America, Doctor R. Crants, Thomas W. Beasley, Charles A. Blanchette, and David L. Myers; (v) Wanstrath v. Crants, et al.; and (vi) Bernstein v. Prison Realty Trust, Inc. The final terms of the settlement agreements provide for the “global” settlement of all such outstanding stockholder litigation against the Company brought as the result of, among other things, agreements entered into by the Company and Operating Company in May 1999 to increase payments made by the Company to Operating Company under the terms of certain agreements, as well as transactions relating to the proposed corporate restructurings led by the Fortress/Blackstone investment group and Pacific Life Insurance Company. Pursuant to the terms of the settlements, the Company agreed to issue or pay to the plaintiffs (and their respective legal counsel) in the actions: (i) an aggregate of 4.7 million shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001); (ii) a subordinated promissory note in the aggregate principal amount of $29.0 million; and (iii) approximately $47.5 million in cash payable solely from the proceeds of certain insurance policies.

Pursuant to the terms of the settlement agreements, the promissory note would be due January 2, 2009, and accrue interest at a rate of 8.0% per year. Pursuant to the terms of the settlements, the note and accrued interest may be extinguished if the Company’s common stock price meets or exceeds a “termination price” equal to $16.30 per share for any fifteen consecutive trading days following the note’s issuance and prior to the maturity date of the note. Additionally, to the extent the Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. The Company accrued the estimated obligation of approximately $75.4 million associated with the stockholder litigation during the third quarter of 2000.

During March and April 2001, the Company issued approximately 1.6 million shares of common stock, as adjusted for the reverse stock split, under the settlement to the plaintiffs’ counsel in the actions. Additionally, during the fourth quarter of 2001, the Company issued approximately 2.8 million shares of common stock, as adjusted for the reverse stock split, along with a $26.1 million promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note was extinguished in full in January 2002 as the result of the average closing price of the Company’s common stock meeting or exceeding a price of $16.30 per share for fifteen consecutive trading days following the issuance of the note. The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 310,000 additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the issuance of such note and prior to its maturity in 2009.

On June 9, 2000, a complaint captioned Prison Acquisition Company, L.L.C. v. Prison Realty Trust, Inc., Correction Corporation of America, Prison Management Services, Inc. and Juvenile and Jail Facility Management Services, Inc. was filed in federal court in the United States District Court for the Southern District of New York to recover fees allegedly owed the plaintiff as a result of the termination of a securities purchase agreement related to the Company’s proposed corporate restructuring led by the Fortress/Blackstone investment group. The complaint alleged that the defendants failed to pay amounts allegedly due under the securities purchase agreement and asked for compensatory damages of approximately $24.0 million consisting of various fees, expenses and other relief. During August 2001, the Company and plaintiffs entered into a definitive agreement to settle this litigation. Under terms of the agreement, the Company made a cash payment of $15.0 million to the plaintiffs in full settlement of all claims. During 2000, the Company recorded an accrual reflecting the estimated liability of this matter.

On September 14, 1998, a complaint captioned Thomas Horn, Ferman Heaton, Ricky Estes, and Charles Combs, individually and on behalf of the U.S. Corrections Corporation Employee Stock Ownership Plan and its participants v. Robert B. McQueen, Milton Thompson, the U.S. Corrections Corporation Employee Stock Ownership Plan, U.S. Corrections Corporation, and Corrections Corporation of America was filed in the U.S. District Court for the Western District of Kentucky alleging numerous violations of the Employee Retirement Income Security Act, including but not limited to a failure to manage the assets of the U.S. Corrections Corporation Employee Stock Ownership Plan (the “ESOP”) in the sole interest of the participants, purchasing assets without undertaking adequate investigation of the investment, overpayment for employer securities, failure to resolve conflicts of interest, lending money between the ESOP and employer, allowing the ESOP to borrow money other than for the acquisition of employer securities, failure to make adequate, independent and reasoned investigation into the prudence and advisability of certain transactions, and otherwise. The plaintiffs were seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees. The Company has entered into a definitive agreement with the plaintiffs to settle their claims against the Company, which was preliminarily approved by the court during the first quarter of 2002. During 2000, the Company recorded an accrual reflecting the estimated liability of this matter.

Commencing in late 1997 and through 1998, Old CCA became subject to approximately sixteen separate suits in federal district court in the state of South Carolina claiming the abuse and mistreatment of certain juveniles housed in the Columbia Training Center, a South Carolina juvenile detention facility formerly operated by Old CCA. These suits claim unspecified compensatory and punitive damages, as well as certain statutory costs. One of these suits, captioned William Pacetti v. Corrections Corporation of America, went to trial in late November 2000, and in December 2000 the jury returned a verdict awarding the plaintiff in the action $125,000 in compensatory damages, $3.0 million in punitive damages, and attorneys’ fees. However, during the second quarter of 2001, the Company reached an agreement in principle with all plaintiffs to settle their asserted and unasserted claims against the Company, and the Company subsequently executed a definitive settlement agreement which was approved by the court, with the full settlement funded by insurance.

In February 2000, a complaint was filed in federal court in the United States District Court for the Western District of Texas against the Company’s inmate transportation subsidiary, TransCor America, LLC (“TransCor”). The lawsuit, captioned Cheryl Schoenfeld v. TransCor America, Inc., et al., alleges that two former employees of TransCor sexually assaulted plaintiff Schoenfeld during her transportation to a facility in Texas in late 1999. An additional individual, Annette Jones, has also joined the suit as a plaintiff, alleging that she was also mistreated by the two former employees during the same trip. No trial date has been set. Both former employees were subject to pending criminal charges in Houston, Harris County, Texas; one has pleaded guilty to a criminal civil rights violation, and the other was convicted of sexual assault. TransCor is defending this action vigorously. The Company expects that a portion of any of TransCor’s liabilities resulting from this litigation will be covered by liability insurance; however, the insurance carrier and TransCor are in litigation over various coverage issues relating to this lawsuit. TransCor has recorded an accrual reflecting management’s best estimate of the ultimate outcome of this matter based on consultation with legal counsel. In the event any resulting liability is not covered by insurance proceeds and is in excess of the amount accrued by TransCor, such liability could have a material adverse effect upon the business, results of operations and financial position of TransCor and, potentially, the Company and its other subsidiaries.

In addition to the above legal matters, the nature of the Company’s business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, other than the outstanding litigation discussed above, there are no pending legal proceedings that would have a material effect on the consolidated financial position, results of operations or cash flows of the Company for which the Company has not established adequate reserves.

Insurance Contingencies

Each of the Company’s management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, workers’ compensation, automobile liability and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims within the deductible amounts.

Income Tax Contingencies

In connection with the 1999 Merger, the Company assumed the tax obligations of Old CCA. The IRS has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and is currently auditing the Company’s federal tax returns for the taxable year ended December 31, 2000. The Company has received the IRS agent’s report related to 1998 and 1997, which includes a determination by the IRS to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to the Company of approximately $46.8 million, not including penalties and interest. The Company is currently appealing the IRS’s preliminary findings with the Appeals Office of the IRS. While the Company intends to vigorously defend its position, the Company is currently unable to predict the ultimate outcome of these IRS audits. It is possible that such audits will result in claims against the Company in excess of reserves currently recorded.

In connection with the IRS’s audit of the Company’s 2000 federal tax return, the agent conducting the audit has indicated that the IRS may disallow a loss claimed by the Company as the result of the Company’s forgiveness in September 2000 of certain indebtedness with Operating Company. The IRS, however, has not made any assessment of tax liability against the Company to date. In the event the IRS does make such an assessment and prevails, the Company would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate the Company’s net operating loss carryforward. The Company believes, based on consultation with its tax advisors, that it will be able to successfully defend its position. Accordingly, the Company has not established a reserve for this matter. No assurance can be given that the IRS will not make such an assessment and prevail in any such claim against the Company.

In addition, although the IRS has concluded its audit of the Company’s federal tax return for the taxable year ended December 31, 1999, the statute of limitations for such taxable year still has not expired. Thus, the Company’s election of REIT status for 1999 remains subject to review by the IRS generally until the expiration of three years from the date of filing of the Company’s 1999 federal tax return. While the Company believes that it met the qualifications as a REIT for 1999, qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there is only limited judicial and administrative interpretations. Should the IRS subsequently disallow the Company’s election to be taxed as a REIT for the 1999 taxable year, the Company would be subject to income taxes and interest on the Company’s 1999 taxable income and possibly could be subject to penalties, which would have an adverse impact on the Company’s financial position, results of operations and cash flows. To the extent that any IRS audit adjustments, including any adjustments resulting from the audit of Old CCA’s 1997 and 1998 tax returns, increase the accumulated earnings and profits of Old CCA, the Company could be required to make additional distributions of such to the Company’s stockholders, either in cash or through the issuance of certain types of the Company’s securities, in order to preserve its REIT status for the 1999 taxable year. With respect to an increase in Old CCA’s earnings and profits for 1997 and 1998, if the IRS ultimately increases taxable income as described above and requires the Company to distribute the full amount of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties paid by the Company), the Company would be required to distribute approximately $70.5 million in cash or securities to the Company’s stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of the Company’s Senior Bank Credit Facility, however, the Company would not be permitted to satisfy any such obligation with cash.

Guarantees

In connection with the bond issuance of a governmental entity for which the Company currently provides management services at a correctional facility, the Company is obligated, under a debt service deficits agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $64.2 million at December 31, 2001 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility and all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At December 31, 2001, the outstanding principal balance of the bonds exceeded the purchase price option by $13.2 million. The Company also maintains a restricted cash account of approximately $7.0 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

Employment and Severance Agreements

On July 28, 2000, Doctor R. Crants was terminated as the chief executive officer of the Company and from all positions with the Company and Operating Company. Under certain employment and severance agreements, Mr. Crants will continue to receive his salary and health, life and disability insurance benefits until 2003 and was vested immediately in 14,000 shares of the Company’s common stock (as adjusted for the reverse stock split in May 2001) previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, was recognized during the third quarter of 2000. The unamortized portion was based on the trading price of the common stock of Old CCA, as of the date of grant, which occurred in the fourth quarter of 1995.

The Company also currently has employment agreements with several executive officers which provide for the payment of certain severance amounts upon an event of termination or change of control, as further defined in the agreements.

Other Commitments

The Company received an invoice, dated October 25, 2000, from Merrill Lynch & Co. for $8.1 million for services as the Company’s financial advisor in connection with the Restructuring. Prior to their termination in the third quarter of 2000, Merrill Lynch served as a financial advisor to the Company and its board of directors in connection with the Restructuring. Merrill Lynch claimed that the merger between Operating Company and the Company constituted a “restructuring transaction,” which Merrill Lynch further contended triggered certain fees under engagement letters allegedly entered into between Merrill Lynch and the Company and Merrill Lynch and Operating Company management, respectively. In July 2001, Merrill Lynch agreed to accept payment of $3.0 million in three $1.0 million installment payments over a one year period in full and complete satisfaction of the invoice. As of December 31, 2001, the Company had paid $2.0 million to Merrill Lynch in connection with the satisfaction of this obligation. The remaining $1.0 million owed to Merrill Lynch has been accrued in the accompanying balance sheet as of December 31, 2001.

22.	SEGMENT REPORTING

As of December 31, 2001, the Company owned and managed 36 correctional and detention facilities, and managed 28 correctional and detention facilities it does not own. During the second quarter of 2001, management began viewing the Company’s operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in Note 4. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one operating segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income (loss) is as follows for the three years ended December 31, 2001, 2000 and 1999 (dollars in thousands). Intangible assets are not included in each segment’s reportable assets and the amortization of intangible assets is not included in the determination of the segment’s facility contribution:

	2001	2000	1999

Revenue:

Owned and managed	$619,652	$149,984	$—

Managed-only	337,951	108,409	—

Total management revenue	957,603	258,393	—

Operating expenses:

Owned and managed	464,392	121,752	—

Managed-only	272,468	90,047	—

Total operating expenses	736,860	211,799	—

Facility contribution:

Owned and managed	155,260	28,232	—

Managed-only	65,483	18,362	—

Total facility contribution	220,743	46,594	—

Other revenue (expense):

Rental and other revenue	23,188	51,885	278,833

Other operating expense	(16,661)	(5,516)	—

General and administrative expense	(34,568)	(45,463)	(24,125)

Depreciation and amortization	(54,135)	(59,799)	(44,062)

Licensing fees to Operating Company	—	(501)	—

Administrative service fee to Operating Company	—	(900)	—

Write-off of amounts under lease arrangements	—	(11,920)	(65,677)

Impairment losses	—	(527,919)	(76,433)

Operating income (loss)	$138,567	$(553,539)	$68,536

	December 31, 2001	December 31, 2000

Assets:

Owned and managed	$1,597,697	$1,564,279

Managed-only	86,598	84,397

Corporate and other	286,985	528,316

Total assets	$1,971,280	$2,176,992

23.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revenue	$240,382	$245,725	$248,188	$246,496

Operating income	$34,426	$34,934	$35,994	$33,213

Net income (loss)	$(5,307)	$514	$(564)	$31,051

Net income (loss) available to common stockholders	$(10,128)	$(4,466)	$(5,678)	$25,942

Net income (loss) per common share — basic	$(0.43)	$(0.18)	$(0.23)	$1.05

Net income (loss) per common share — diluted	$(0.43)	$(0.18)	$(0.23)	$0.80

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Revenue	$14,036	$14,132	$43,854	$238,256

Operating loss	$(5,424)	$(35,888)	$(26,700)	$(485,527)

Net loss	$(33,751)	$(79,405)	$(258,488)	$(359,138)

Net loss available to common stockholders	$(35,901)	$(81,555)	$(261,072)	$(365,780)

Net loss per common share — basic	$(3.03)	$(6.89)	$(22.04)	$(21.55)

Net loss per common share — diluted	$(3.03)	$(6.89)	$(22.04)	$(21.55)

Fluctuations in net income (loss), net income (loss) available to common stockholders and per share amounts during 2001, were principally due to changes in the estimated fair value of derivative instruments. Fluctuations in net loss, net loss available to common stockholders and per share amounts during 2000 were principally due to impairment losses and stockholder litigation charges. Refer to Note 4 for a further discussion of the comparability of results of operations between 2001 and 2000, and Note 2 and Note 8 for a further discussion of transactions regarding stockholder litigation charges, impairment losses and other transactions having a significant impact on operations during 2000.