Form 10-Q
period 2002-03-31
CORRECTIONS CORP OF AMERICA
filed 2002-05-14
CIK 1070985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2002:
    Shares of Common Stock, $0.01 par value: 27,978,243 shares outstanding.

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
    a)     Condensed Consolidated Balance Sheets (Unaudited) as of
              March 31, 2002 and December 31, 2001........................................       3
    b)     Condensed Consolidated Statements of Operations (Unaudited) for
              the three months ended March 31, 2002 and 2001..............................       4
    c)     Condensed Consolidated Statements of Cash Flows (Unaudited) for
              the three months ended March 31, 2002 and 2001..............................       5
    d)     Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) for the three months ended March 31, 2002.......................       6
    e)     Notes to Condensed Consolidated Financial Statements...........................       7
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................      23
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................      40

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................      42
Item 2.    Changes in Securities and Use of Proceeds......................................      42
Item 3.    Defaults Upon Senior Securities................................................      42
Item 4.    Submission of Matters to a Vote of Security Holders............................      42
Item 5.    Other Information..............................................................      42
Item 6.    Exhibits and Reports on Form 8-K...............................................      42

SIGNATURES................................................................................      44

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            MARCH 31,          December 31,
                                        ASSETS                                                2002                 2001
--------------------------------------------------------------------------------           -----------         ------------
Cash and cash equivalents                                                                  $    52,257         $    46,307
Restricted cash                                                                                 12,630              12,537
Accounts receivable, net of allowance of $715 and $729, respectively                           134,155             144,078
Income tax receivable                                                                           32,599                 568
Prepaid expenses and other current assets                                                       12,174              12,841
                                                                                           -----------         -----------
         Total current assets                                                                  243,815             216,331

Property and equipment, net                                                                  1,584,409           1,573,152

Investment in direct financing lease                                                            18,747              18,873
Assets held for sale                                                                             1,758              22,312
Goodwill                                                                                        24,432             104,019
Other assets                                                                                    30,079              36,593
                                                                                           -----------         -----------
         Total assets                                                                      $ 1,903,240         $ 1,971,280
                                                                                           ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                      $   136,795         $   145,157
Income tax payable                                                                              11,369              10,137
Distributions payable                                                                            5,132              15,853
Fair value of interest rate swap agreement                                                       9,525              13,564
Current portion of long-term debt                                                              789,838             792,009
                                                                                           -----------         -----------
         Total current liabilities                                                             952,659             976,720

Long-term debt, net of current portion                                                         170,449             171,591
Deferred tax liabilities                                                                        55,301              56,511
Other liabilities                                                                               19,041              19,297
                                                                                           -----------         -----------
         Total liabilities                                                                   1,197,450           1,224,119
                                                                                           -----------         -----------

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
   Series A - 4,300 shares issued and outstanding; stated at liquidation preference
     of $25.00 per share                                                                       107,500             107,500
   Series B - 4,064 and 3,948 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively; stated at liquidation preference of
     $24.46 per share                                                                           99,400              96,566
Common stock - $0.01 par value; 80,000 shares authorized; 27,979 and 27,921 shares issued and 27,978 and 27,920 shares outstanding at March 31, 2002 and
   December 31, 2001, respectively                                                                 280                 279
Additional paid-in capital                                                                   1,342,896           1,341,958
Deferred compensation                                                                           (2,596)             (3,153)
Retained deficit                                                                              (839,565)           (793,236)
Treasury stock, one share, at cost                                                                (242)               (242)
Accumulated other comprehensive loss                                                            (1,883)             (2,511)
                                                                                           -----------         -----------
         Total stockholders' equity                                                            705,790             747,161
                                                                                           -----------         -----------
         Total liabilities and stockholders' equity                                        $ 1,903,240         $ 1,971,280
                                                                                           ===========         ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                     2002               2001
                                                                   ---------         ---------
REVENUE:
   Management and other                                            $ 240,059         $ 237,972
   Rental                                                              1,127             2,410
                                                                   ---------         ---------
                                                                     241,186           240,382
                                                                   ---------         ---------
EXPENSES:
   Operating                                                         188,922           184,655
   General and administrative                                          7,191             8,600
   Depreciation and amortization                                      12,458            12,701
                                                                   ---------         ---------
                                                                     208,571           205,956
                                                                   ---------         ---------

OPERATING INCOME                                                      32,615            34,426
                                                                   ---------         ---------

OTHER (INCOME) EXPENSE:
   Equity in (earnings) loss of joint venture                           (117)               85
   Interest expense, net                                              28,760            34,069
   Change in fair value of interest rate swap agreement               (3,411)            5,969
   Gain on sale of assets                                                 (3)               --
   Unrealized foreign currency transaction loss                           95               385
                                                                   ---------         ---------
                                                                      25,324            40,508
                                                                   ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                         7,291            (6,082)

   Income tax benefit                                                 31,733               775
                                                                   ---------         ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           39,024            (5,307)

   Cumulative effect of accounting change                            (80,276)               --
                                                                   ---------         ---------

NET LOSS                                                             (41,252)           (5,307)

   Distributions to preferred stockholders                            (5,077)           (4,821)
                                                                   ---------         ---------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                          $ (46,329)        $ (10,128)
                                                                   =========         =========

BASIC EARNINGS (LOSS) PER SHARE:
   Before cumulative effect of accounting change                   $    1.23         $   (0.43)
   Cumulative effect of accounting change                              (2.91)               --
                                                                   ---------         ---------
   Net loss available to common stockholders                       $   (1.68)        $   (0.43)
                                                                   =========         =========

DILUTED EARNINGS (LOSS) PER SHARE:
   Before cumulative effect of accounting change                   $    1.02         $   (0.43)
   Cumulative effect of accounting change                              (2.25)               --
                                                                   ---------         ---------
   Net loss available to common stockholders                       $   (1.23)        $   (0.43)
                                                                   =========         =========






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
                                                                                           2002             2001
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(41,252)        $ (5,307)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                        12,458           12,701
      Cumulative effect of accounting change                                               80,276               --
      Amortization of debt issuance costs and other non-cash interest                       6,186            4,627
      Deferred and other non-cash income taxes                                               (769)            (775)
      Equity in (earnings) loss of joint venture                                             (117)              85
      Change in fair value of interest rate swap agreement                                 (3,411)           5,969
      Gain on sale of assets                                                                   (3)              --
      Unrealized foreign currency transaction loss                                             95              385
      Other non-cash items                                                                    729              538
  Changes in assets and liabilities, net:
      Accounts receivable, prepaid expenses and other assets                               10,588              101
      Income tax receivable                                                               (32,031)          30,572
      Accounts payable, accrued expenses and other liabilities                             (8,450)          (5,636)
      Income tax payable                                                                    1,232           (1,423)
                                                                                         --------         --------
         Net cash provided by operating activities                                         25,531           41,837
                                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment, net                                                (3,902)            (311)
   (Increase) decrease in restricted cash                                                     (93)             178
   Proceeds from sale of assets                                                                22           25,693
   Increase in other assets                                                                  (478)            (138)
   Payments received on direct financing leases and notes receivable                          132              681
                                                                                         --------         --------
         Net cash provided by (used in) investing activities                               (4,319)          26,103
                                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt, net                                                                   (2,199)         (29,469)
   Payment of debt issuance costs                                                             (78)            (351)
   Preferred stock issuance costs                                                             (21)              --
   Payment of dividends                                                                   (12,964)            (108)
                                                                                         --------         --------
         Net cash used in financing activities                                            (15,262)         (29,928)
                                                                                         --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   5,950           38,012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             46,307           20,889
                                                                                         --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 52,257         $ 58,901
                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                         $ 19,152         $ 18,144
                                                                                         ========         ========
        Income taxes                                                                     $     30         $  1,412
                                                                                         ========         ========





                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                                                             ACCUMULATED
                               SERIES A   SERIES B           ADDITIONAL                                         OTHER
                               PREFERRED  PREFERRED  COMMON    PAID-IN      DEFERRED    RETAINED   TREASURY COMPREHENSIVE
                                STOCK      STOCK      STOCK    CAPITAL    COMPENSATION  DEFICIT     STOCK   INCOME (LOSS)   TOTAL
                               --------   --------   ------  -----------  ------------ ---------   -------- ------------- ---------
Balance as of
  December 31, 2001            $107,500   $ 96,566    $279   $ 1,341,958    $(3,153)   $(793,236)   $(242)    $ (2,511)   $ 747,161
                               --------   --------    ----   -----------    -------    ---------    -----     --------    ---------

Comprehensive income (loss):

  Net loss                           --         --      --            --         --      (41,252)      --           --      (41,252)

  Amortization of transition
     adjustment                      --         --      --            --         --           --       --          628          628
                               --------   --------    ----   -----------    -------    ---------    -----     --------    ---------

Total comprehensive loss             --         --      --            --         --      (41,252)      --          628      (40,624)
                               --------   --------    ----   -----------    -------    ---------    -----     --------    ---------


Distributions to preferred
     stockholders                    --      2,834      --            --         --       (5,077)      --           --       (2,243)

Conversion of subordinated
     notes                           --         --       1         1,113         --           --       --           --        1,114

Stock issuance costs                 --         --      --           (21)        --           --       --           --          (21)

Amortization of deferred
     compensation, net of
     forfeitures                     --         --      --          (154)       557           --       --           --          403
                               --------   --------    ----   -----------    -------    ---------    -----     --------    ---------

BALANCE AS OF
  MARCH 31, 2002               $107,500   $ 99,400    $280   $ 1,342,896    $(2,596)   $(839,565)   $(242)    $ (1,883)   $ 705,790
                               ========   ========    ====   ===========    =======    =========    =====     ========    =========








                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

1.     ORGANIZATION AND OPERATIONS

       As of March 31, 2002, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the "Company"), owned 39 correctional, detention and juvenile facilities, three of which are leased to other operators, and two additional facilities which are not yet in operation. The Company also has a leasehold interest in a juvenile facility. At March 31, 2002, the Company operated 64 facilities, including 36 company-owned facilities, with a total design capacity of approximately 61,000 beds in 21 states, the District of Columbia and Puerto Rico.

       The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company's facilities offer a variety of rehabilitation and educational programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, and in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2001 (the "2001 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (first quarter 2001 goodwill amortization was $2.3 million) and goodwill attributable to each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods.

       These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter, in connection with the annual budgeting process.

       Based on the Company's initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company's owned and managed facilities. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, a privately-held operating company and Tennessee corporation subsequently also known as Corrections Corporation of America ("Operating Company"). The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired, and remains recorded on the balance sheet. This goodwill was established in connection with the acquisitions of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), both of which were privately-held service companies and Tennessee corporations that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company's statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

       SFAS 142 also requires certain previous separately identified intangible assets, such as workforce values, to be reclassified as goodwill. The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein is as follows (in thousands):

                                                       Owned and
                                                        Managed    Managed-only
                                                        Segment      Segment       Total
                                                       ---------   ------------  ---------
       Balance as of December 31, 2001                 $ 79,876      $24,143     $ 104,019
       Value of workforce reclassified as goodwill          400          289           689
       Impairment adjustment                            (80,276)          --       (80,276)
                                                       --------      -------     ---------
       Balance as of March 31, 2002                    $     --      $24,432     $  24,432
                                                       ========      =======     =========


       In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company's amortized intangible assets and liabilities are as follows (in thousands):

                                                     MARCH 31, 2002               December 31, 2001
                                             -----------------------------  -----------------------------
                                             GROSS CARRYING   ACCUMULATED   Gross Carrying   Accumulated
                                                 AMOUNT       AMORTIZATION      Amount       Amortization
                                             --------------   ------------  --------------   ------------
       Contract acquisition costs               $  2,659        $(1,911)       $  2,659        $(1,754)
       Contract values established in
         connection with certain business
         combinations                            (25,215)         7,085         (25,215)         6,919
                                                --------        -------        --------        -------
       Total                                    $(22,556)       $ 5,174        $(22,556)       $ 5,165
                                                ========        =======        ========        =======

       Amortization income, net of amortization expense, for intangible assets and liabilities during the first quarter of 2002 was $0.7 million. Estimated amortization income, net of amortization expense, for the remainder of 2002 and the five succeeding fiscal years is as follows (in thousands):

               2002 (remainder)                    $  (1,020)
               2003                                   (1,581)
               2004                                   (3,201)
               2005                                   (4,248)
               2006                                   (4,586)
               2007                                   (4,586)

       Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that period are as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED MARCH 31,
                                                         2002            2001
                                                      ----------      ----------
       Reported net loss available to common
         stockholders                                 $  (46,329)     $  (10,128)

       Add: Goodwill amortization                             --           2,251
                                                      ----------      ----------
       Adjusted net loss available to common
         stockholders                                 $  (46,329)     $   (7,877)
                                                      ==========      ==========
       Basic loss per share:
            Reported net loss available to common
              stockholders                            $    (1.68)     $    (0.43)
            Goodwill amortization                             --            0.10
                                                      ----------      ----------
       Adjusted net loss available to common
         stockholders                                 $    (1.68)     $    (0.33)
                                                      ==========      ==========
       Diluted loss per share:
            Reported net loss available to common
              stockholders                            $    (1.23)     $    (0.43)
             Goodwill amortization                            --            0.10
                                                      ----------      ----------
       Adjusted net loss available to common
         stockholders                                 $    (1.23)     $    (0.33)
                                                      ==========      ==========

       In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the financial statements of the Company.

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," referred to herein as SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual an Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS 44 is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. Other than prospective changes to the classification from extraordinary of gains and losses from extinguishments of debt completed after December 31, 2002, the adoption of SFAS 145 is not expected to have a material impact on the financial statements of the Company.

4.     FACILITY OPERATIONS

       During the fourth quarter of 2000, the Company's management committed to a plan of disposal for certain long-lived assets of the Company, including the Leo Chesney Correctional Center ("Leo Chesney"), located in Live Oak, California, and the Queensgate Correctional Facility ("Queensgate"), located in Cincinnati, Ohio. These facilities are currently leased to third party operators. The facilities, with estimated net realizable values totaling $20.6 million at December 31, 2001, were classified on the consolidated balance sheet as assets held for sale as of December 31, 2001. During the first quarter of 2002, these facilities were reclassified to assets held for use and included in property and equipment, net, on the condensed consolidated balance sheet at March 31, 2002, because the Company was unable to achieve acceptable sales prices.

       Also during the first quarter of 2002, the Company entered into a mutual agreement with Children and Family Services Corporation ("CFSC") to terminate the Company's management contract at Southwest Indiana Regional Youth Village, effective April 1, 2002, prior to the contract's expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved.

       In late 2001 and early 2002, the Company was provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. The Company expects to record a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts. During the fourth quarter of 2001, the Company signed an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company's contract to manage this facility. The Commonwealth of Puerto Rico has requested that the transfer of operations of the facility be completed by June 30, 2002. The termination of the Guayama Correctional Center management contract will result in, at the effective time of the termination, a non-cash charge of approximately $0.5 million for the write-off of the carrying value of assets associated with this management contract.

5.     DEBT

       References to the Old Senior Bank Credit Facility refers to the Company's senior secured bank credit facility existing prior to the refinancing completed during the second quarter of 2002, as more fully described below.

       Debt consists of the following:

                                                                                       MARCH 31,     December 31,
                                                                                         2002            2001
                                                                                       ---------     ------------
                                                                                            (in thousands)
       Old Senior Bank Credit Facility:

         Term loans, with quarterly principal payments of $2.2 million with unpaid balance due December 31, 2002; interest payable periodically at variable interest rates. The interest rate was 7.40% and 7.41% at March
         31, 2002 and December 31, 2001, respectively. This debt was refinanced
         in the second quarter of 2002, as further discussed below                     $ 789,733      $ 791,906

       Senior Notes, principal due at maturity in June 2006, interest payable semi-annually at 12%. A substantial portion of these notes was repaid in the second quarter of 2002 in connection with the refinancing further
         discussed below                                                                 100,000        100,000

       10.0% Convertible Subordinated Notes, principal due at maturity in December
         2008, interest payable semi-annually in June and December at 10.0%               40,000         40,000

       8.0% Convertible Subordinated Notes, principal due at maturity in February
         2005 with call provisions beginning in February 2003, interest payable
         quarterly at 8.0%                                                                30,000         30,000

       10.0% Convertible Subordinated Notes, principal due at maturity in
         December 2003, interest payable semi-annually at 10.0%. These notes were converted into approximately 0.1 million shares of common stock on
         January 14, 2002                                                                     --          1,114

       Other                                                                                 554            580
                                                                                       ---------      ---------
                                                                                         960,287        963,600
       Less:  Current portion of long-term debt                                         (789,838)      (792,009)
                                                                                       ---------      ---------
                                                                                       $ 170,449      $ 171,591
                                                                                       =========      =========

       DECEMBER 2001 AMENDMENT AND RESTATEMENT OF THE OLD SENIOR BANK CREDIT FACILITY

       Pursuant to an amendment and restatement of the Old Senior Bank Credit Facility in December 2001 (the "December 2001 Amendment and Restatement"), all loans under the Old Senior Bank Credit Facility were payable at a variable interest rate of 5.5% over the London Interbank Offering Rate ("LIBOR"), or 4.5% over the base rate, at the Company's option.

       As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company's ability to pay cash dividends on shares of the Company's issued and outstanding Series A Preferred Stock, including all dividends in arrears. Following the December 2001 Amendment and Restatement, on December 13, 2001, the Company's board of directors declared a cash dividend on the Series A Preferred Stock for the fourth quarter of 2001 and for all five quarters in arrears. As a result of the board's declaration, the holders of the Company's Series A Preferred Stock received $3.00 for every share of Series A Preferred Stock they held on the record date. The dividend was based on a dividend rate of 8% per annum of the stock's stated value of $25.00 per share. On January 15, 2002, the Company paid $12.9 million to shareholders of Series A Preferred Stock as a result of this dividend, which was accrued as of December 31, 2001.

       COMPREHENSIVE REFINANCING

       On May 3, 2002, the Company completed a comprehensive refinancing (the "Refinancing") of its senior indebtedness through the refinancing of its Old Senior Bank Credit Facility and the offering of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009 (the "New Senior Notes") in a private placement to a group of initial purchasers. The proceeds of the offering of the New Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to purchase approximately $89.2 million of the Company's existing 12% Senior Notes due 2006 pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses.

       $250.0 Million New Senior Notes. Interest on the New Senior Notes accrues at a rate of 9.875% per year, and is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002. The New Senior Notes mature on May 1, 2009. At any time before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the New Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the New Senior Notes. The New Senior Notes are guaranteed on an unsecured basis by the all of the Company's domestic subsidiaries (other than the Company's Puerto Rican subsidiary).

       Pursuant to the terms and conditions of a Registration Rights Agreement by and among the Company, the Company's subsidiary guarantors, and the initial purchasers, dated as of May 3, 2002, the Company and the Company's subsidiary guarantors have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the New Senior Notes and related guarantees for publicly tradeable notes and guarantees on substantially identical terms within a designated time period.

       New Senior Bank Credit Facility. As part of the Refinancing, the Company obtained a new $715.0 million senior secured bank credit facility (the "New Senior Bank Credit Facility"), which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years (the "Revolving Loan"), a $75.0 million term loan with a term of approximately four years (the "Term Loan A Facility"), and a $565.0 million term loan with a term of approximately six years (the "Term Loan B Facility"). All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate or LIBOR plus 3.5%, at the Company's option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on the Company's leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the facility, equal to 0.50% per year subject to adjustment based on the Company's leverage ratio.

       The Revolving Loan will be used by the Company for working capital and general corporate needs.

       The Term Loan A Facility and the Term Loan B Facility are repayable in quarterly installments in an aggregate principal amount for each year as set forth below (in thousands):

                            TERM LOAN A     TERM LOAN B
                              FACILITY       FACILITY           TOTAL
                            -----------     -----------       --------
       2002 (remainder)        $11,250        $  4,238        $ 15,488
       2003                     17,250           5,650          22,900
       2004                     20,250           5,650          25,900
       2005                     21,000           5,650          26,650
       2006                      5,250           5,650          10,900
       2007                         --         377,137         377,137
       2008                         --         161,025         161,025
                               -------        --------        --------
       Total                   $75,000        $565,000        $640,000
                               =======        ========        ========

       Prepayment of loans outstanding under the New Senior Bank Credit Facility is permitted at any time without premium or penalty, upon the giving of proper notice. In addition, the Company is required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of equity securities by the Company or any of the Company's subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by the Company, or any of the Company's subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of the Company's "excess cash flow" (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year.

       The New Senior Bank Credit Facility requires the Company to meet certain financial tests, including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

       The loans and other obligations under the New Senior Bank Credit Facility are guaranteed by each of the Company's domestic subsidiaries. The Company's obligations under the New Senior Bank Credit Facility and the guarantees are secured by: (i) a perfected first priority security interest in substantially all of the Company's tangible and intangible assets and substantially all of the tangible and intangible assets of the Company's subsidiaries; and (ii) a pledge of all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of certain of the Company's foreign subsidiaries.

       Tender Offer and Consent Solicitation for $100.0 Million Senior Notes. Pursuant to the terms of a tender offer and consent solicitation previously announced by the Company on April 19, 2002, in connection with the Refinancing, on May 3, 2002, the Company purchased approximately $89.2 million in aggregate principal amount of its $100.0 Million 12% Senior Notes due 2006 with proceeds from the issuance of the New Senior Notes. The purchase comprised of all notes tendered on or before April 29, 2002. The notes were purchased at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, the Company received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein. The tender offer will expire on May 16, 2002, unless extended by the Company. Payments for notes tendered and accepted after April 29, 2002 but on or prior to May 16, 2002 will be made promptly following the expiration of the tender offer.

       To the extent any of the 12% Senior Notes remain outstanding following completion of the tender, the Company will be required to pay on the remaining notes outstanding interest and principal upon maturity, in accordance with the original terms of such notes.

       Operating Company Revolving Credit Facility. In connection with the Refinancing, a revolving credit facility with a $50.0 million capacity assumed by the Company in connection with the merger with Operating Company in the fourth quarter of 2000, was terminated. No amounts were outstanding on this facility as of March 31, 2002 or December 31, 2001.

       CONVERSION OF $1.1 MILLION CONVERTIBLE SUBORDINATED NOTES

       In connection with the June 2000 waiver and amendment to the note purchase agreement relating to the Company's $40.0 million convertible subordinated notes with MDP Ventures IV LLC and certain affiliated purchasers ("MDP"), the Company issued additional convertible subordinated notes to MDP containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes were convertible, at an adjusted conversion price of $11.90. On January 14, 2002, MDP converted the $1.1 million convertible subordinated notes into approximately 94,000 shares of common stock.

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

       A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data, which has also been adjusted for the reverse stock split in May 2001):

                                                                                 MARCH 31,
                                                                          ----------------------
                                                                            2002          2001
                                                                          --------      --------
       NUMERATOR
       BASIC:
         Income (loss) before cumulative effect of accounting change      $ 33,947      $(10,128)
         Cumulative effect of accounting change                            (80,276)           --
                                                                          --------      --------
           Net loss available to common stockholders                      $(46,329)     $(10,128)
                                                                          ========      ========

       DILUTED:
         Income (loss) before cumulative effect of accounting change      $ 33,947      $(10,128)
         Interest expense applicable to convertible notes                    2,485            --
                                                                          --------      --------
         Diluted income (loss) before cumulative effect of accounting
           change                                                           36,432       (10,128)
         Cumulative effect of accounting change                            (80,276)           --
                                                                          --------      --------
           Diluted net loss available to common stockholders              $(43,844)     $(10,128)
                                                                          ========      ========

       DENOMINATOR
       BASIC:
         Weighted average common shares outstanding                         27,641        23,603
                                                                          ========      ========

       DILUTED:
         Weighted average common shares outstanding                         27,641        23,603
         Effect of dilutive securities:
           Stock options and warrants                                          656            --
           Stockholder litigation                                              310            --
           Convertible notes                                                 6,747            --
           Restricted stock-based compensation                                 248            --
                                                                          --------      --------
         Weighted average shares and assumed conversions                    35,602        23,603
                                                                          ========      ========

       BASIC EARNINGS (LOSS) PER SHARE
         Income (loss) before cumulative effect of accounting change      $   1.23      $  (0.43)
         Cumulative effect of accounting change                              (2.91)           --
                                                                          --------      --------
         Net loss available to common stockholders                        $  (1.68)     $  (0.43)
                                                                          ========      ========

       DILUTED EARNINGS (LOSS) PER SHARE
         Income (loss) before cumulative effect of accounting change      $   1.02      $  (0.43)
         Cumulative effect of accounting change                              (2.25)           --
                                                                          --------      --------
         Net loss available to common stockholders                        $  (1.23)     $  (0.43)
                                                                          ========      ========

       For the three months ended March 31, 2001, the Company's restricted stock, stock options and warrants were convertible into 0.3 million shares of common stock (as adjusted for the reverse stock split in May
       2001), using the treasury stock method. For the three months ended March 31, 2001, the Company's convertible subordinated notes were convertible into 6.8 million shares of common stock (as adjusted for the reverse stock split in May 2001) using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001, as the effect of their inclusion was anti-dilutive.

       For the three months ended March 31, 2001, 4.3 million shares of common stock were contingently issuable under the terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001, as the effect of their inclusion was anti-dilutive. All of these shares, with the exception of approximately 0.3 million shares, were issued during 2001.

7.     COMMITMENTS AND CONTINGENCIES

       LEGAL PROCEEDINGS

       General. The nature of the Company's business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Company's consolidated financial position or results of operations for which it has not established adequate reserves.

       Recently Settled Operational Proceedings. On April 5, 2002, the Company's inmate transportation subsidiary, TransCor America, LLC ("TransCor"), reached an agreement to settle certain litigation pending in federal court in the United States District Court for the Western District of Texas, captioned Cheryl Schoenfeld v. TransCor America, Inc. et al. The lawsuit was filed by two plaintiffs who alleged that two former employees of TransCor sexually assaulted the plaintiffs during their transportation to a facility in Texas in late 1999. The parties have agreed to settle all claims with a confidential cash payment to be made to the plaintiffs in the litigation, the majority of which will be funded by insurance proceeds. The parties are in the process of negotiating a formal settlement and release agreement with respect to the litigation and it is expected that such an agreement will be completed expeditiously. Until the parties complete a formal release agreement and the settlement is paid in full, however, the risk exists that the settlement will not be completed.

       INCOME TAX CONTINGENCIES

       In connection with the merger with the former Corrections Corporation of America, a Tennessee corporation ("Old CCA") on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service ("IRS") has completed field audits of Old CCA's federal tax returns for the taxable years ended December 31, 1998 and 1997, and is currently auditing the Company's federal tax returns for the taxable year ended December 31, 2000. The Company has received the IRS agent's report related to 1998 and 1997, which includes a determination by the IRS to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to the Company of approximately $46.8 million, not including penalties and interest. The Company is currently appealing the IRS's preliminary findings with the Appeals Office of the IRS. While the Company intends to vigorously defend its position, it is currently unable to predict the ultimate outcome of these IRS audits. It is possible that such audits will result in claims against the Company in excess of reserves currently recorded.

       In connection with the IRS's audit of the Company's 2000 federal income tax return, the agent conducting the audit has indicated that the IRS intends to disallow a loss the Company claimed as the result of its forgiveness in September 2000 of certain indebtedness to one of its former operating companies. The IRS, however, has not made any assessment of tax liability against the Company to date. In the event the IRS does make such an assessment and prevails, the Company would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate the Company's net operating loss carryforward. The Company believes that it has meritorious defenses of its positions. The Company has not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim.

       In addition, although the IRS has concluded the audit of the Company's federal tax return for the taxable year ended December 31, 1999, the statute of limitations for such taxable year still has not expired. Thus, the Company's election of real estate investment trust ("REIT") status for 1999 remains subject to review by the IRS generally until such expiration of three years from the date of filing the 1999 federal tax return. While the Company believes that it met the qualifications as a REIT for 1999, qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there is only limited judicial and administrative interpretations. Should the IRS subsequently disallow the Company's election to be taxed as REIT for the 1999 taxable year, it would be subject to income taxes and interest on its 1999 taxable income and possibly could be subject to penalties, which would have an adverse impact on the Company's financial position, results of operations and cash flows. To the extent that any IRS audit adjustments, including any adjustments resulting from the audit of Old CCA's 1997 and 1998 tax returns, increase the accumulated earnings and profits of Old CCA, the Company could be required to make additional distributions of such to its stockholders, either in cash or through the issuance of certain types of its securities, in order to preserve its REIT status for its 1999 taxable year. With respect to an increase in Old CCA's earnings and profits for 1997 and 1998, if the IRS ultimately increases taxable income as described above and requires the Company to distribute the full amounts of the increase in Old CCA's earnings and profits (less any taxes, interest and penalties), the Company would be required to distribute approximately $70.5 million in cash or securities to its stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of the New Senior Bank Credit Facility, however, the Company would not be permitted to satisfy any such obligation with cash. In addition, the terms of the New Senior Notes restrict the Company's ability to satisfy such an obligation in cash or securities.

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, effective January 1, 2001. At March 31, 2002, the Company's derivative instruments included an interest rate swap agreement and, upon issuance, will also include an 8.0%, $2.9 million subordinated promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the state court portion of a stockholder litigation settlement completed during 2001. As described below, the issuance of these shares, and consequently the promissory note, is currently expected to occur during the second quarter of 2002.

       In accordance with the terms of the Old Senior Bank Credit Facility, the Company entered into a swap agreement in order to hedge the variable interest rate associated with portions of the debt. The swap agreement fixes LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense.

       The Company has elected not to attempt to meet the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and has reflected in earnings the change in the estimated fair value of the interest rate swap agreement. As of March 31, 2002, due to decreases in interest rates since entering into the swap agreement, the interest rate swap agreement had a negative fair value of $9.5 million, including a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, reflected in other comprehensive income (loss) effective January 1, 2001.

       In accordance with SFAS 133, as amended, the Company recorded a $3.4 million non-cash gain for the change in fair value of the interest rate swap agreement for the three months ended March 31, 2002, which is net of $0.6 million for amortization of the transition adjustment. The Company was no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, the Company terminated the swap agreement prior to its expiration at a price of approximately $10.7 million. In accordance with SFAS 133, the Company will continue to amortize the unamortized portion of the transition adjustment of $1.9 million as of March 31, 2002, as a non-cash expense through December 31, 2002.

       The New Senior Bank Credit Facility requires the Company to hedge $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company currently believes that it will be able to meet the hedge accounting criteria under SFAS 133 in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement will be reported on the balance sheet, and changes in the fair value of the interest rate cap agreement will be reported through other comprehensive income in the statement of stockholders' equity (for the effective portion of the interest rate cap agreement) and through the statement of operations (for the ineffective portion of the interest rate cap agreement and for the expiration of the time value of the $1.0 million premium paid to enter into the agreement). There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company's exposure to interest rate risk, or that the Company will be able to meet the hedge accounting criteria under SFAS 133.

       On December 31, 2001, approximately 2.8 million shares of the Company's common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a "termination price" equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of the Company's common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS
       133. As a result of the extinguishment of the note in January 2002, the derivative instrument was also extinguished. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

       The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 0.3 million additional shares of the Company's common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the Company's common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note's issuance and prior to its maturity in 2009. Additionally, to the extent the Company's common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the derivative included in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the accompanying consolidated balance sheet as of March 31, 2002, the issuance of the note is currently expected to have a favorable impact on the Company's consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company's stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

9.     REVERSE STOCK SPLIT

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

       As a result of the reverse stock split, every ten shares of the Company's common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company's common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares (on a post-reverse stock split basis) from 400.0 million shares (on pre-reverse stock split basis). As of March 31, 2002, the Company had approximately 28.0 million shares of common stock issued and outstanding (on a post-reverse stock split basis).

10.    SEGMENT REPORTING

       As of March 31, 2002, the Company owned and managed 36 correctional and detention facilities, and managed 28 correctional and detention facilities it does not own. Management views the Company's operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company's 2001 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility's operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company's facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one operating segment.

       The revenue and facility contribution for the reportable segments and a reconciliation to the Company's operating income (loss) is as follows for the three months ended March 31, 2002 and 2001 (dollars in thousands). Intangible assets are not included in each segment's reportable assets and the amortization of intangible assets is not included in the determination of a segment's facility contribution:


                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               2002            2001
                                             ---------       ---------
       Revenue:
          Owned and managed                  $ 155,196       $ 152,007
          Managed-only                          80,982          81,950
                                             ---------       ---------
       Total management revenue                236,178         233,957
                                             ---------       ---------

       Operating expenses:
          Owned and managed                    118,424         113,781
          Managed-only                          65,962          67,224
                                             ---------       ---------
       Total operating expenses                184,386         181,005
                                             ---------       ---------

       Facility contribution:
          Owned and managed                     36,772          38,226
          Managed-only                          15,020          14,726
                                             ---------       ---------
       Total facility contribution              51,792          52,952
                                             ---------       ---------

       Other revenue (expense):
          Rental and other revenue               5,008           6,425
          Other operating expense               (4,536)         (3,650)
          General and administrative            (7,191)         (8,600)
          Depreciation and amortization        (12,458)        (12,701)
                                             ---------       ---------
       Operating income                      $  32,615       $  34,426
                                             =========       =========


                                        MARCH 31,      December 31,
                                          2002            2001
                                       ----------      ----------
       Assets:
          Owned and managed            $1,583,526      $1,597,697
          Managed-only                     85,410          86,598
          Corporate and other             234,304         286,985
                                       ----------      ----------
       Total assets                    $1,903,240      $1,971,280
                                       ==========      ==========


11.    SUPPLEMENTAL CASH FLOW DISCLOSURE

       During the first quarters of 2002 and 2001, the Company issued $2.8 million and $2.7 million, respectively, of its Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date. Additionally, the Company issued approximately 94,000 shares of common stock on January 14, 2002 due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1935. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular, these include, among other things, statements relating to:

        - The growth in the privatization of the corrections and detention industry and the public acceptance of our services;

        - our ability to obtain and maintain correctional facility management contracts;

        - changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

        - tax related risks, particularly with respect to our operation so as to preserve our ability to qualify as a real estate investment trust for the year ended December 31, 1999;

        - fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations; and

        -       general economic and market conditions.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in risk factors disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002 (File No. 0-25245) (the "2001 Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2001 Form 10-K.

OVERVIEW

THE COMPANY

As of March 31, 2002, we owned 39 correctional, detention and juvenile facilities, three of which we lease to other operators, and two additional facilities which are not yet in operation. We also have a leasehold interest in a juvenile facility. At March 31, 2002, we operated 64 facilities, including 36 company-owned facilities, with a total design capacity of approximately 61,000 beds in 21 states, the District of Columbia and Puerto Rico.

We specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and education programs, including basic education, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide health care (including medical, dental and psychiatric services), food services and work and recreational programs.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2001 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2002, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (first quarter 2001 goodwill amortization was $2.3 million) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our owned and managed facilities. This goodwill was established in connection with the acquisition of Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This goodwill was established in connection with the acquisitions of Prison Management Services, Inc. ("PMSI") and Juvenile and Jail Facility Management Services, Inc. ("JJFMSI"), both of which were privately-held service companies and Tennessee corporations that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

Income taxes. As of March 31, 2002, we had approximately $137.6 million in deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of March 31, 2002, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes." The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

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

As further discussed in Note 7 to our financial statements, we have received the IRS's preliminary findings related to audits of Old CCA's federal tax returns for the taxable years ended December 31, 1998 and 1997, in which the IRS has proposed to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to us of approximately $46.8 million, not including penalties and interest. We are currently appealing the IRS's preliminary findings with the Appeals Office of the IRS. While we intend to vigorously defend our position, we are currently unable to predict the ultimate outcome of these IRS audits. It is possible, however, that future cash flows could be materially affected by claims against us, and results of operations could be materially affected by claims against us in excess of reserves currently recorded.

In addition, to the extent that any IRS audit adjustments increase the accumulated earnings and profits of Old CCA, we could be required to make additional distributions of such to our stockholders, either in cash or through the issuance of certain types of our securities, in order to preserve our REIT status for our 1999 taxable year. If the IRS ultimately upholds the adjustments described above and requires us to distribute the full amount of the increase in Old CCA's earnings and profits (less any taxes, interest and penalties paid by us), we would be required to distribute approximately $70.5 million in cash or securities to our stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of our New Senior Bank Credit Facility (as hereafter defined), however, we are not permitted to satisfy any such obligation with cash. In addition, the terms of our New Senior Notes (as hereafter defined) issued subsequent to quarter-end restrict our ability to satisfy such an obligation in cash or securities.

Self-funded insurance reserves. As of March 31, 2002, we had approximately $24.0 million in accrued liabilities for employee health, workers' compensation, and automobile insurance. We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims experience. We have consistently accrued the estimated liability for employee health based on our history of claims experience and time lag between the incident date and the date the cost is reported to us. We have accrued the estimated liability for workers' compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of March 31, 2002, we had approximately $21.4 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with inside legal counsel and, if applicable, outside counsel handling our defense in these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2002

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements herein and as further described in our 2001 Form 10-K. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. We currently expect to be able to meet our cash expenditure requirements for the next year. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances and net cash provided by operations. We may also sell non-strategic assets and apply the net proceeds to pay-down our outstanding indebtedness.

As of March 31, 2002, our liquidity was provided by cash on hand of approximately $52.3 million and $50.0 million available under a revolving credit facility with a $50.0 million capacity. During the three months ended March 31, 2002, we generated $25.5 million in cash through operating activities. In addition, as a result of a change in tax law that became effective March 9, 2002, permitting an extension of the carryback period of net operating losses from two years to five years, in April 2002 we received an income tax refund of approximately $32.2 million. This refund provides us with additional liquidity.

As of March 31, 2002, we had a net working capital deficiency of $708.8 million. Contributing to the net working capital deficiency was the classification of the outstanding balance of $789.7 million under our then existing senior secured bank credit facility, referred to herein as the Old Senior Bank Credit Facility, which was scheduled to mature on December 31, 2002, as a current liability.

During the fourth quarter of 2000, as a result of our financial condition existing at that time, including: (i) the pending maturity of the loans under the Old Senior Bank Credit Facility; (ii) our negative working capital position; and (iii) our highly leveraged capital structure, our new management conducted strategic assessments; developed revised financial projections; evaluated the utilization of existing facilities, projects under development and excess land parcels; identified certain of these non-strategic assets for sale; and identified various potential transactions that could improve our financial position.

During 2001, we believe we were successful in repositioning our capital structure for a comprehensive refinancing of our senior indebtedness, including primarily the Old Senior Bank Credit Facility. We paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash. We improved operating margins to 23.1% during 2001 from 18.0% during 2000. Average occupancy during 2001 increased to 88.5% from 84.8% during 2000. We settled a number of outstanding legal matters, including (i) the class action and derivative stockholder lawsuits brought against us and certain of our former directors and executive officers; (ii) litigation regarding fees and expenses we allegedly owed as a result of the termination of a securities purchase agreement related to our proposed corporate restructuring in 2000 led by the Fortress/Blackstone investment group, and (iii) a disputed invoice from Merrill Lynch & Co. for services as our financial advisor in connection with the corporate restructuring in 2000.

In May 2001, we completed a one-for-ten reverse stock split of our common stock, which satisfied a condition of continued listing of our common stock on the New York Stock Exchange. We also believe the reverse stock split encouraged greater interest in our stock by the financial community and investing public. During December 2001, we completed an amendment and restatement of our Old Senior Bank Credit Facility. As part of the December 2001 amendment and restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the Old Senior Bank Credit Facility. Pursuant to terms of the December 2001 amendment and restatement, all loans under the Old Senior Bank Credit Facility accrued interest at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option.

As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 amendment and restatement, we were permitted to pay quarterly dividends, when declared by the board of directors, on the shares of Series A Preferred Stock, including all dividends in arrears. On December 13, 2001, our board of directors declared a cash dividend on the shares of Series A Preferred Stock for the fourth quarter of 2001, and for all five quarters then unpaid and in arrears, payable on January 15, 2002 to the holders of record of Series A Preferred Stock on December 31, 2001. As a result of the board's declaration, we paid an aggregate of $12.9 million to shareholders of the Series A Preferred Stock in January 2002.

We believed, and continue to believe, that a short-term extension of the revolving portion of our Old Senior Bank Credit Facility was in our best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, we believed that certain terms of the amendment and restatement, including primarily the removal of prior restrictions to pay cash dividends on our shares of Series A Preferred Stock, including all dividends in arrears, would result in an improvement to our credit ratings, enhancing the terms of a more comprehensive refinancing.

After completing the amendment and restatement of the Old Senior Bank Credit Facility in December 2001, Moody's Investors Service upgraded the rating on our senior secured debt to "B2" from "B3", our senior unsecured debt to "B3" from "Caa1", and our preferred stock to "Caa2" from "Ca".

On May 3, 2002, we completed a comprehensive refinancing of our senior indebtedness through the refinancing of our Old Senior Bank Credit Facility and the offering of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009, referred to herein as the New Senior Notes, in a private placement to a group of initial purchasers. The proceeds from the offering of the New Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to purchase approximately $89.2 million of the Company's existing 12% Senior Notes due 2006, referred to herein as the Old Senior Notes, pursuant to a tender offer and consent solicitation announced on April 19, 2002, and to pay related fees and expenses. Upon the completion of the refinancing, Moody's Investors Service upgraded its rating of our senior secured debt to "B1" from "B2", our senior unsecured debt to "B2" from "B3", and our preferred stock to "Caa1" from "Caa2", and Standard & Poor's upgraded our corporate credit rating and its rating of our senior secured debt to "B+" from "B" and our senior unsecured debt to "B-" from "CCC+".

Interest on the New Senior Notes accrues at a rate of 9.875% per year, and is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002. The New Senior Notes mature on May 1, 2009. At any time before May 1, 2005, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the New Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the New Senior Notes. The New Senior Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries (other than our Puerto Rican subsidiary).

As part of the refinancing, we obtained a new $715.0 million senior secured bank credit facility, referred to herein as the New Senior Bank Credit Facility, which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years, referred to herein as the Revolving Loan, a $75.0 million term loan with a term of approximately four years, referred to herein as the Term Loan A Facility, and a $565.0 million term loan with a term of approximately six years, referred to herein as the Term Loan B Facility. All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate or LIBOR plus 3.5%, at our option. The applicable margin for the Revolving Loan and the Term Loan A

Facility is subject to adjustment based on our leverage ratio. We are also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the facility, equal to 0.50% per year subject to adjustment based on our leverage ratio.

The Term Loan A Facility is repayable in quarterly installments commencing June 30, 2002 in an aggregate principal amount for each year as follows: $15.0 million in year one, $18.0 million in year two, $21.0 million in year three, and $21.0 million in year four. The Term Loan B Facility is repayable in nominal quarterly installments of approximately $1.4 million commencing June 30, 2002 for the first five years and in substantial quarterly installments during the final year.

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of our equity securities or any equity securities of our subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by us, or any of our subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of our "excess cash flow" (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year.

The New Senior Bank Credit Facility requires us to meet certain financial tests, including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

The loans and other obligations under the New Senior Bank Credit Facility are guaranteed by each of our domestic subsidiaries. Our obligations under the New Senior Bank Credit Facility and the guarantees are secured by: (i) a perfected first priority security interest in substantially all of our tangible and intangible assets and substantially all of the tangible and intangible assets of our subsidiaries; and (ii) a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.

Pursuant to the terms of the aforementioned tender offer and consent solicitation announced on April 19, 2002, in connection with the refinancing, on May 3, 2002, we purchased approximately $89.2 million in aggregate principal amount of our Old Senior Notes with proceeds from the issuance of the New Senior Notes. The purchase comprised of all notes tendered on or before April 29, 2002. The notes were purchased at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, we received sufficient consents and amended the indenture governing the Old Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein. The tender offer will expire on May 16, 2002, unless we extend it. Payments for notes tendered and accepted after April 29, 2002 but on or prior to May 16, 2002 will be made promptly following the expiration of the tender offer.

To the extent any of the Old Senior Notes remain outstanding following completion of the tender, we will be required to pay on the remaining notes outstanding interest and principal upon maturity, in accordance with the original terms of such notes.

In connection with the refinancing, our operating subsidiary's revolving credit facility with a $50.0 million capacity was terminated. No amounts were outstanding on this facility as of March 31, 2002 or at the time of its termination.

In connection with the refinancing, we also terminated an interest rate swap agreement at a price of approximately $10.7 million. The swap agreement, which fixed LIBOR at 6.51% on outstanding balances of $325.0 million through its expiration on December 31, 2001, had been entered into in order to satisfy a requirement of the Old Senior Bank Credit Facility. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. The termination of the swap agreement and the purchase of the cap agreement were funded with cash on hand.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the purchase of substantially all of our Old Senior Notes, we will record an extraordinary loss during our second quarter of 2002, representing the write-off of existing deferred loan costs, certain bank fees, premiums paid and certain other costs associated with the refinancing.

OPERATING ACTIVITIES

Our net cash provided by operating activities for the three months ended March 31, 2002, was $25.5 million, compared with $41.8 million for the same period in the prior year. Cash provided by operating activities represents net loss for the year plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002 and the change in fair value of the interest rate swap agreement. During the first quarter of 2001, we received a significant tax refund of approximately $30.6 million, contributing to the reduction in cash provided by operating activities in 2002 compared with 2001. In April 2002, we received an additional tax refund of approximately $32.2 million due to a change in federal income tax law that became effective in March 2002. This receipt is expected to contribute to a substantial increase in cash provided by operating activities in the second quarter of 2002.

INVESTING ACTIVITIES

Our cash flow used in investing activities was $4.3 million for the three months ended March 31, 2002, and was primarily attributable to capital expenditures during the quarter of $3.9 million. Our cash flow provided by investing activities was $26.1 million for the three months ended March 31, 2001, and was primarily attributable to the proceeds received from the sale of our Mountain View Correctional Facility, located in Spruce Pine, North Carolina, on March 16, 2001.

FINANCING ACTIVITIES

Our cash flow used in financing activities was $15.3 million for the three months ended March 31, 2002, compared with $29.9 million for the same period in the prior year. During the first quarter of 2002, we paid cash dividends of $12.9 million on our Series A Preferred Stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001. Net payments on debt during the first quarter of 2001 totaled $29.5 million and primarily represented the net cash proceeds received from the sale of the Mountain View Correctional Facility that were immediately applied to amounts outstanding under the Old Senior Bank Credit Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

We incurred a net loss available to common stockholders of $46.3 million or $1.23 per diluted share for the three months ended March 31, 2002, compared with a net loss available to common stockholders of $10.1 million, or $0.43 per diluted share, for the three months ended March 31, 2001. Contributing to the net loss in 2002 was a non-cash charge for the cumulative effect of accounting change of $80.3 million related to the adoption of SFAS 142. The cumulative effect of accounting change was partially offset by a one-time cash income tax benefit of $32.2 million related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996.

FACILITY OPERATIONS

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. During the three months ended March 31, 2002, we generated $49.08 in revenue per compensated man-day, and incurred $38.31 in operating expenses per compensated man-day, resulting in an operating margin of 21.9%. During the three months ended March 31, 2001, we generated $47.91 in revenue per compensated man-day, and incurred $37.06 in operating expenses per compensated man-day, resulting in an operating margin of 22.6%.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract was terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Revenue per compensated man-day for the facilities we own and manage was $55.73 for the three months ended March 31, 2002, compared with $53.16 for the same period in the prior year. Revenue per compensated man-day for the managed-only facilities was $39.93 for the three months ended March 31, 2002, compared with $40.48 for the same period in the prior year. Because we incur higher expenses such as repairs and maintenance, real estate taxes, and insurance on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. Operating expense per compensated man-day for the facilities we own and manage was $42.53 for the three months ended March 31, 2002, compared with $39.79 for the same period in the prior year. Operating expense per compensated man-day for the managed-only facilities was $32.52 for the three months ended March 31, 2002, compared with $33.20 for the same period in the prior year. Operating margins, therefore, for owned and managed facilities and managed-only facilities were 23.7% and 18.5%, respectively, for the three months ended March 31, 2002. Operating margins for the same period during 2001 were 25.1% and 18.0% for the owned and managed facilities and managed-only facilities, respectively.

Management and other revenue. Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage, which, for the three months ended March 31, 2002 and 2001, totaled $240.1 million and $238.0 million, respectively. Occupancy for the facilities we operate was 87.4% for the three months ended March 31, 2002, including 80.7% for facilities we own and manage, and 98.5% for our managed-only facilities. During the same period in the prior year, occupancy for the facilities we operate was 88.3%, including 82.8% for facilities we own and manage, and 97.5% for our managed-only facilities.

During the first quarter of 2001, the State of Georgia began filling two of our facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities.

During the second quarter of 2001, we were informed that our contract with the District of Columbia to house its inmates in our Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated the Federal Bureau of Prisons, or the BOP, to assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter of 2001 and completed the process in July 2001. Total management and other revenue at this facility was approximately $4.6 million during the first quarter of 2001. The related operating expenses at this facility were $5.8 million during the first quarter of 2001. While no revenue is currently generated from this facility, we incurred approximately $0.8 million of operating expenses during the first quarter of 2002 for real estate taxes, utilities, insurance and other necessary expenses associated with owning the facility. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Center to the BOP, and are also pursuing agreements to reopen the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to reopen this facility.

During the third quarter of 2001, due to a short-term decline in the State of Wisconsin's inmate population, the State transferred approximately 700 inmates out of our Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State's correctional system. Total management revenue at this facility decreased $3.6 million, or 60%, from the first quarter of 2001. We are currently pursuing a contract with the State of Tennessee to replace the vacancy from these inmates, although we can provide no assurance that we will be successful in this pursuit.

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium-security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. During the three months ended March 31, 2002, these facilities generated total revenue of $5.4 million and operating expenses of $4.5 million. We expect to record a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with these terminated management contracts.

During the fourth quarter of 2001, we signed an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed medium-security Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility. The Commonwealth of Puerto Rico has requested that the transfer of operations of the facility be completed by June 30, 2002. The termination of the Guayama Correctional Center management contract will result in, at the effective time of the termination, a non-cash charge of approximately $0.5 million for the write-off of the carrying value of assets associated with this management contract. During the first quarter of 2002, this facility generated $4.8 million of total revenue and $3.2 million of operating expenses.

During the first quarter of 2002, the income tax benefit reported on our statement of operations was net of $1.0 million of taxes payable to the Commonwealth of Puerto Rico associated with our operation of the three facilities located in Puerto Rico. Along with the operating revenues and expenses associated with the management contracts, we will no longer incur taxes payable to the Commonwealth of Puerto Rico upon the termination of the management contracts.

As of March 31, 2002, accounts receivable included $15.4 million from the Commonwealth of Puerto Rico. We currently believe that we will collect these amounts due. While the Commonwealth of Puerto Rico has historically been a slow payer of outstanding charges, we do not believe that the termination of the management contracts will have any impact on the collectibility of the amounts outstanding. The Commonwealth of Puerto Rico has not disputed any of the amounts outstanding, and continues to pay delinquent charges on amounts due, with interest. Accordingly, no allowance for doubtful accounts has been established for the accounts receivable balance. We can provide no assurance, however, that we will collect all or a portion of the amounts due from the Commonwealth of Puerto Rico. Non-payment of such charges could have a material adverse impact on our results of operations and cash flows.

During the first quarter of 2002, we entered into a mutual agreement with Children and Family Services Corporation, referred to herein as CFSC, to terminate our management contract at Southwest Indiana Regional Youth Village, effective April 1, 2002, prior to the contract's expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved. During the three months ended March 31, 2002 this facility generated total revenue of $0.2 million. Termination of this management contract will not have a material impact on our financial statements.

In September 2001, the BOP identified our McRae Correctional Facility located in McRae, Georgia as a "preferred alternative" site to house federal detainees under the BOP's Criminal Alien Requirement II, or CAR II, proposal. Under the proposal, we would house 1,448 inmates at our McRae facility pursuant to a contract with the BOP having an initial term of three years and seven one-year renewal options. The proposed contract would guarantee at least 95% occupancy on a take-or-pay basis. The McRae facility is currently complete and unoccupied; however, we would expect to incur approximately $6 million of additional capital expenditures required to prepare this facility for operations pursuant to BOP specifications. As a result of a series of extensions by the BOP to the requisite comment period for the proposal, no award of the contract has been made. We continue to believe that the contract will be awarded; however, the grant and timing of the contract are in the sole discretion of the BOP. There can be no assurance that we will be successful in securing CAR II or any other contract to utilize our McRae, Georgia facility.

We currently house approximately 2,500 adult male inmates for the Oklahoma Department of Corrections, or the ODC, at three of our owned facilities in Oklahoma. Our contracts with the ODC expired in March 2002. Rather than renew the contracts pursuant to their renewal provisions, the ODC has issued a Request for Proposal, or RFP, that covers substantially all inmates currently housed in the six privately owned and operated prisons located in the state of Oklahoma, including three facilities managed by other private prison operators. The ODC has indicated that the purpose of the RFP is to establish consistent terms and scope of services among all of the ODC's contracts with private operators. We have submitted proposals in response to the RFP to continue housing inmates in our three Oklahoma facilities, and have also submitted a proposal to expand the number of inmates we could house at one of these facilities. Responses to the RFP were due on or before May 7, 2002, and final awards are expected to be made on or before July 1, 2002. We expect to continue to operate the three Oklahoma facilities pursuant to our contacts with the ODC through the completion of the RFP process. We will be competing with other prison operators who respond to the RFP, including other private prison operators and, potentially, government operators. Thus, no assurance can be given that we will be awarded any contracts by the ODC to house the inmates subject to our existing contracts or any additional inmates, or that any contracts we do obtain will be on terms comparable to our existing contracts. The failure to obtain contracts from the ODC on terms comparable to our existing contracts would significantly reduce our revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, and, accordingly, would have a material adverse effect on our results of operations and financial position. According to the State of Oklahoma, as of March 31, 2002, the occupancy rate of facilities operated by the ODC was approximately 99%, and the State of Oklahoma currently does not have any new prison beds under construction. In addition, we currently estimate that the unused capacity of other facilities managed by private prison operations in the state of Oklahoma is approximately 500 beds.

Operating expenses. Operating expenses totaled $188.9 million for the three months ended March 31, 2002, compared with $184.7 million for the same period in the prior year. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities and other correctional facilities.

Salaries and benefits represent the most significant component of operating expenses. During 2001, we incurred wage increases due to tight labor markets, particularly for correctional officers. However, as the unemployment rate has increased, we have seen an increase in the availability of potential employees, providing some moderation to the trend of increasing salary requirements. Nonetheless, the market for correctional officers has remained challenging. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the three months ended March 31, 2002, as compared to the same period in the prior year. Because we are significantly self-insured for employee health, workers' compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in claims experience in general. We continue to incur increasing insurance expense due to adverse claims experience. We have begun implementing a strategy to improve the management of our future loss claims but can provide no assurance that this strategy will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability insurance could result in increasing expenses in the future.

During the first quarter of 2001, we hired a General Counsel to deal with our legal matters and to develop procedures to minimize the incidence of litigation in the future. We have been able to settle numerous cases, including those further discussed under "Liquidity and Capital Resources for the Three Months Ended March 31, 2002," on terms we believe are favorable. In addition, during the first quarter of 2002, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $1.0 million during the first quarter of 2002.

RENTAL REVENUE

Rental revenue was $1.1 million for the three months ended March 31, 2002, compared with $2.4 during the same period in the prior year. Rental revenue was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue has been received for these facilities during the three months ended March 31, 2002. For the three months ended March 31, 2001, rental revenue for these facilities totaled $1.3 million.

GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended March 31, 2002 and 2001, general and administrative expenses totaled $7.2 million and $8.6 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and decreased from the first quarter of 2001 primarily due to a reduction in salaries and benefits, including incentive compensation. Management currently expects the quarterly general and administrative expense amount to increase in future periods from the amount experienced during the first quarter of 2002.

DEPRECIATION AND AMORTIZATION

For the three months ended March 31, 2002 and 2001, depreciation and amortization expense totaled $12.5 million and $12.7 million, respectively. Amortization expense for the three months ended March 31, 2001 included approximately $2.3 million for goodwill that was established in connection with acquisitions occurring in 2000. Goodwill was no longer subject to amortization effective January 1, 2002, in accordance with a new accounting pronouncement, as further discussed under "Recent Accounting Pronouncements" herein. Amortization expense during the three months ended March 31, 2001 is also net of a reduction to amortization expense of $2.9 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, the reduction to amortization expense during the three months ended March 31, 2002 was $0.9 million.

INTEREST EXPENSE, NET

Interest expense, net, is reported net of interest income for the three months ended March 31, 2002 and 2001. Gross interest expense was $30.0 million and $37.3 million, respectively, for the three months ended March 31, 2002 and 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the Old Senior Bank Credit Facility, the Operating Company revolving credit facility, the $100.0 million senior notes, net settlements on interest rate swaps, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the first quarter in the prior year is primarily attributable to declining interest rates and lower amounts outstanding under the Old Senior Bank Credit Facility. During 2001, we paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash. We currently expect to achieve additional interest savings as a result of the comprehensive refinancing of our senior debt completed during the second quarter of 2002, and due to the termination of the interest rate swap agreement.

Gross interest income was $1.3 million and $3.2 million, respectively, for three months ended March 31, 2002 and 2001. Gross interest income is earned on cash collateral requirements, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women's Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no interest income was received on this lease during the three months ended March 31, 2002. For the three months ended March 31, 2001, interest income for this lease totaled $0.3 million. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

As of March 31, 2002, in accordance with SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the three months ended March 31, 2002 and 2001. We estimate the fair value of the interest rate swap agreement using option-pricing models that value the potential for interest rate swap agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. As of March 31, 2002 and 2001, due to decreases in interest rates since entering into the swap agreement, the interest rate swap agreement had a negative fair value of $9.5 million and $10.4 million, respectively, including a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001. In accordance with SFAS 133, we have recorded a $3.4 million non-cash gain and a $6.0 million non-cash charge, respectively, for the change in fair value of the swap agreement for the three months ended March 31, 2002 and 2001, which includes $0.6 million for amortization of the transition adjustment during both periods. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $10.7 million. In accordance with SFAS 133, we will continue to amortize the unamortized portion of the transition adjustment of $1.9 million as of March 31, 2002, as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility requires us to hedge $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We currently believe that we will be able to meet the hedge accounting criteria under SFAS 133 in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement will be reported on the balance sheet, and changes in the fair value of the interest rate cap agreement will be reported through other comprehensive income in the statement of stockholders' equity (for the effective portion of the interest rate cap agreement) and through the statement of operations (for the ineffective portion of the interest rate cap agreement and for the expiration of the time value of the $1.0 million premium paid to enter into the agreement). There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk, or that we will be able to meet the hedge accounting criteria under SFAS 133.

On December 31, 2001, approximately 2.8 million shares of common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a "termination price" equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in January 2002, the derivative instrument was also extinguished. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note's issuance and prior to its maturity in 2009. Additionally, to the extent the common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note's issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, we will reflect in earnings the change in the estimated fair value of the derivative included in the promissory note from quarter to quarter. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the consolidated balance sheet as of March 31, 2002, the issuance of the note is currently expected to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

INCOME TAX EXPENSE

We generated an income tax benefit of approximately $31.7 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. Contributing to the increase in the income tax benefit during the three months ended March 31, 2002, was an income tax benefit related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996.

On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" was signed into law. Among other changes, the law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and requested a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of March 31, 2002, our deferred tax assets totaled approximately $137.6 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of March 31, 2002, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS
109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (first quarter 2001 goodwill amortization was $2.3 million) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our owned and managed facilities. This goodwill was established in connection with the acquisition of Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This goodwill was established in connection with the acquisitions of PMSI and JJFMSI, both of which were privately-held service companies that managed certain government-owned adult and juvenile prisons and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," referred to as SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," referred to as SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," referred to herein as SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual an Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS 44 is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. Other than prospective changes to the classification from extraordinary of gains and losses from extinguishments of debt completed after December 31, 2002, the adoption of SFAS 145 is not expected to have a material impact on our financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We have been exposed to market risk related to our Old Senior Bank Credit Facility and certain other indebtedness, and will continue to be exposed to market risk related to our New Senior Bank Credit Facility. The interest on the Old Senior Bank Credit Facility and such other indebtedness has been subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Old Senior Bank Credit Facility was 100 basis points higher or lower during the first quarter of 2002 and 2001, respectively, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $1.2 and $1.6 million, respectively, including the effects of our interest rate swap agreement discussed below.

As of March 31, 2002, we had outstanding $100.0 million of 12.0% senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $99.4 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

The Old Senior Bank Credit Facility required us to hedge $325.0 million of our floating rate debt on or before August 16, 1999. We have entered into a swap agreement fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. The difference between the floating rate and the swap rate is recognized in interest expense. In accordance with SFAS 133, as amended, as of March 31, 2002 we recorded a $9.5 million liability, representing the estimated amount we would have to pay to cancel the contract or transfer it to other parties. The estimated negative fair value of the swap agreement as of January 1, 2001 was reflected as a cumulative effect of accounting change included in other comprehensive income in the statement of stockholders' equity. The reduction in the fair value of the swap liability during the quarter was included in earnings as a non-cash gain. Increasing interest rates during the first quarter of 2002 (along with the passage of time) contributed to the reduction in the fair value of the swap liability.

In May 2002, we terminated the interest rate swap agreement at a price of approximately $10.7 million. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

We currently expect to achieve interest expense savings as a result of the refinancing completed during the second quarter of 2002, and due to the termination of the interest rate swap agreement.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which was sold in April 2001. We extended a working capital loan to the operator of this facility. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At March 31, 2002, the receivables due to us and denominated in British pounds totaled
4.0 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an additional $0.6 million increase in value of these receivables and an unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in an additional $0.6 million decrease in value of these receivables and an unrealized foreign currency transaction loss.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 7 to the financial statements included in Part I.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Note 5 to the financial statements included in Part I.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Regulation FD Disclosure.

The Company intends to post certain supplemental information and data with respect to the Company's financial and operating results for the first quarter of 2002 on its website at www.correctionscorp.com under "Investor." The information to be provided on the Company's website is referred to herein pursuant to Regulation FD promulgated by the Securities and Exchange Commission (the "SEC") and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, unless the Company specifically incorporates it by reference in a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. By referring to this information, the Company makes no admission as to the materiality of any information that is required to be disclosed solely by reason of Regulation FD or that the information includes material investor information which was not previously publicly available.

The information to be provided on the Company's website is summary information that is intended to be considered in the context of its SEC filings and other public announcements it makes, by press release or otherwise, from time to time. The Company undertakes no duty or obligation to publicly update or revise the information contained therein, although it may do so from time to time as it believes is warranted. Any such updating may be made through the filing of other reports or documents with the SEC, through press releases or through other public disclosure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None.

(b)     Reports on Form 8-K.

        The following Reports on Form 8-K were filed during the period January 1, 2002 through March 31, 2002:

        (1) Filed January 3, 2002 (earliest event December 31, 2001) reporting in Item 1., completion of the claims process in the federal stockholder litigation settlement with respect to a series of class action and derivative lawsuits brought against the Company and the other defendants.

        (2)     Filed March 8, 2002 (earliest event March 6, 2002), reporting in
                Item 9., a presentation for an analyst and institutional investor conference and supplemental financial and operating information and data included on the Company's website.

        The following Reports on Form 8-K were filed subsequent to March 31, 2002:

        (1) Filed April 11, 2002 (earliest event March 26, 2002) reporting in Item 5., a summary of the expected material terms of the New Senior Bank Credit Facility upon completion of the refinancing of the Old Senior Bank Credit Facility.

        (2) Filed April 19, 2002 (earliest event April 19, 2002) reporting in Item 5., reporting the Company's commencement of a tender offer for its existing $100.0 Million Senior Notes due 2006.

        (3) Filed April 25, 2002 (earliest event April 24, 2002) reporting in Item 5., the pricing of the Company's new $250.0 million 9.875% Senior Notes due 2009 and amendment to the indenture governing the Company's existing 12% Senior Notes due 2006.

        (4) Filed May 7, 2002 (earliest event May 3, 2002) reporting in Item 5., the completion of the refinancing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CORRECTIONS CORPORATION OF AMERICA

Date: March 14, 2002
                          /s/ John D. Ferguson
                          ------------------------
                          John D. Ferguson
                          President and Chief Executive Officer

                          /s/ Irving E. Lingo, Jr.
                          ------------------------
                          Irving E. Lingo, Jr.
                          Executive Vice President, Chief Financial Officer, and Assistant Secretary and Principle Accounting Officer