Form 10-Q
period 2002-06-30
CORRECTIONS CORP OF AMERICA
filed 2002-08-13
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-25245

CORRECTIONS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE 37215
(Address and zip code of principal executive offices)

(615) 263-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2002:
Shares of Common Stock, $0.01 par value per share: 27,979,667 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$65,785	$46,307
Restricted cash	12,674	12,537
Accounts receivable, net of allowance of $755 and $729, respectively	125,470	137,421
Prepaid expenses and other current assets	14,734	13,303
Current assets of discontinued operations	11,522	6,763

Total current assets	230,185	216,331

Property and equipment, net	1,568,289	1,566,786

Investment in direct financing lease	18,617	18,873
Assets held for sale	836	22,312
Goodwill	24,432	104,019
Other assets	26,356	36,593
Non-current assets of discontinued operations	—	6,366

Total assets	$1,868,715	$1,971,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$138,556	$144,023
Income tax payable	6,798	9,002
Distributions payable	5,205	15,853
Fair value of interest rate swap agreement	—	13,564
Current portion of long-term debt	21,508	792,009
Current liabilities of discontinued operations	400	2,269

Total current liabilities	172,467	976,720

Long-term debt, net of current portion	944,653	171,591
Deferred tax liabilities	55,106	56,511
Other liabilities	18,916	19,297

Total liabilities	1,191,142	1,224,119

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 4,300 shares issued and outstanding; stated at liquidation preference of $25.00 per share	107,500	107,500
Series B – 4,160 and 3,948 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively; stated at liquidation preference of $24.46 per share	101,753	96,566
Common stock – $0.01 par value; 80,000 shares authorized; 27,990 and 27,921 shares issued and 27,990 and 27,920 shares outstanding at June 30, 2002 and December 31, 2001, respectively	280	279
Additional paid-in capital	1,342,881	1,341,958
Deferred compensation	(2,176)	(3,153)
Retained deficit	(870,960)	(793,236)
Treasury stock, 1 share, at cost, at December 31, 2001	—	(242)
Accumulated other comprehensive loss	(1,705)	(2,511)

Total stockholders’ equity	677,573	747,161

Total liabilities and stockholders’ equity	$1,868,715	$1,971,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUE:
Management and other	$242,354	$238,283	$476,839	$470,556
Rental	950	1,615	1,897	3,845

	243,304	239,898	478,736	474,401

EXPENSES:
Operating	188,118	184,336	372,363	364,184
General and administrative	8,344	8,434	15,535	17,034
Depreciation and amortization	12,932	12,769	25,142	25,343

	209,394	205,539	413,040	406,561

OPERATING INCOME	33,910	34,359	65,696	67,840

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	90	90	(27)	175
Interest expense, net	22,469	33,113	51,285	67,286
Change in fair value of interest rate swap agreement	(51)	327	(3,462)	6,296
(Gain) loss on sale of assets	54	(39)	51	(39)
Unrealized foreign currency transaction (gain) loss	(422)	(41)	(327)	344

	22,140	33,450	47,520	74,062

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,770	909	18,176	(6,222)

Income tax (expense) benefit	(571)	(624)	32,016	166

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY CHARGE AND CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	11,199	285	50,192	(6,056)

Income (loss) from discontinued operations, net of taxes	(719)	229	(688)	1,263
Extraordinary charge	(36,670)	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

NET INCOME (LOSS)	(26,190)	514	(67,442)	(4,793)

Distributions to preferred stockholders	(5,205)	(4,980)	(10,282)	(9,801)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(31,395)	$(4,466)	$(77,724)	$(14,594)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.22	$(0.19)	$1.44	$(0.66)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.01	(0.02)	0.05
Extraordinary charge	(1.33)	—	(1.33)	—
Cumulative effect of accounting change	—	—	(2.90)	—

Net loss available to common stockholders	$(1.14)	$(0.18)	$(2.81)	$(0.61)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.20	$(0.19)	$1.26	$(0.66)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01	(0.02)	0.05
Extraordinary charge	(1.14)	—	(1.03)	—
Cumulative effect of accounting change	—	—	(2.25)	—

Net loss available to common stockholders	$(0.96)	$(0.18)	$(2.04)	$(0.61)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,442)	$(4,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,257	25,877
Amortization of debt issuance costs and other non-cash interest	9,123	11,074
Extraordinary charge	36,670	—
Cumulative effect of accounting change	80,276	—
Deferred and other non-cash income taxes	(964)	(1,253)
Equity in (earnings) loss of joint venture	(27)	175
Gain on sale of assets	(40)	(39)
Change in fair value of interest rate swap agreement	(3,462)	6,296
Unrealized foreign currency transaction (gain) loss	(327)	344
Other non-cash items	1,333	1,099
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	5,866	42,041
Accounts payable, accrued expenses and other liabilities	(6,329)	(14,674)
Income tax payable	(3,339)	(1,633)

Net cash provided by operating activities	78,595	64,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment	(111)	—
Expenditures for other capital improvements	(6,694)	(1,694)
Increase in restricted cash	(137)	(1,313)
Proceeds from sale of assets	4,563	115,727
Increase in other assets	(1,502)	(913)
Payments received on direct financing leases and notes receivable	292	1,173

Net cash provided by (used in) investing activities	(3,589)	112,980

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	890,000	—
Borrowings from lines of credit	—	39,000
Scheduled principal repayments	(7,387)	(3,720)
Other principal repayments	(878,938)	(191,181)
Payment of debt issuance and other refinancing and related costs	(34,956)	(425)
Preferred stock issuance costs	(21)	—
Payment to terminate interest rate swap agreement	(8,847)	—
Proceeds from exercise of stock options	149	—
Purchase and retirement of preferred stock	(354)	—
Payment of dividends	(15,174)	(32)
Cash paid for fractional shares	—	(91)

Net cash used in financing activities	(55,528)	(156,449)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,478	21,045
CASH AND CASH EQUIVALENTS, beginning of period	46,307	20,889

CASH AND CASH EQUIVALENTS, end of period	$65,785	$41,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,074	$55,181

Income taxes	$4,110	$2,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED AND AMOUNTS IN THOUSANDS)

								Accumulated
	Series A	Series B		Additional				Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Stock	Income (Loss)	Total

Balance as of December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,442)	—	—	(67,442)
Change in fair value of interest rate cap	—	—	—	—	—	—	—	(449)	(449)
Amortization of transition adjustment	—	—	—	—	—	—	—	1,255	1,255

Total comprehensive loss	—	—	—	—	—	(67,442)	—	806	(66,636)

Distributions to preferred stockholders	—	5,756	—	—	—	(10,282)	—	—	(4,526)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(124)	977	—	—	—	686
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	149	—	—	—	—	149
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

Balance as of June 30, 2002	$107,500	$101,753	$280	$1,342,881	$(2,176)	$(870,960)	$—	$(1,705)	$677,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

1.    ORGANIZATION AND OPERATIONS

As of June 30, 2002, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 40 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is not yet in operation. The Company currently operates 61 facilities (including the McRae Correctional Facility which is anticipated to commence full operations during the fourth quarter of 2002), including 37 company-owned facilities, with a total design capacity of approximately 60,000 beds in 21 states and the District of Columbia.

The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2001 (the “2001 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and six months ended June 30, 2001 goodwill amortization was $2.2 million and $4.5 million, respectively) and goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter, in connection with the annual budgeting process.

Based on the Company’s initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company’s owned and managed facilities during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, a privately-held operating company subsequently also known as Corrections Corporation of America (“Operating Company”). The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc. (“PMSI”) and Juvenile and Jail Facility Management Services, Inc. (“JJFMSI”), both of which were privately-held service companies that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company’s statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

SFAS 142 also requires certain previous separately identified intangible assets, such as workforce values, to be reclassified as goodwill. The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein is as follows (in thousands):

	Owned and	Managed-only
	Managed Segment	Segment	Total

Balance as of December 31, 2001	$79,876	$24,143	$104,019
Value of workforce reclassified as goodwill	400	289	689
Impairment adjustment	(80,276)	—	(80,276)

Balance as of June 30, 2002	$—	$24,432	$24,432

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$2,659	$(2,036)	$2,659	$(1,754)
Contract values established in connection with certain business combinations	(25,215)	7,178	(25,215)	6,919

Total	$(22,556)	$5,142	$(22,556)	$5,165

Amortization income, net of amortization expense, for intangible assets and liabilities during the three and six months ended June 30, 2002 was $0.7 million and $1.4 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2002 and the five succeeding fiscal years is as follows (in thousands):

2002 (remainder)	$(377)
2003	(1,581)
2004	(3,201)
2005	(4,248)
2006	(4,586)
2007	(4,586)

Pro forma results of operations for the three and six months ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that period are as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2001	2001

Reported net loss available to common stockholders	$(4,466)	$(14,594)
Add: Goodwill amortization	2,220	4,471

Pro forma net loss available to common stockholders	$(2,246)	$(10,123)

Basic and diluted loss per share:
Reported net loss available to common stockholders	$(0.18)	$(0.61)
Goodwill amortization	0.09	0.19

Pro forma net loss available to common stockholders	$(0.09)	$(0.42)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified. The Company adopted SFAS 144 on January 1, 2002.

Due to the sale of the Company’s interest in a juvenile facility during the second quarter of 2002, and due to the termination of the Company’s management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations on the Company’s statements of operations for the three and six months ended June 30, 2002. (See Note 5.) In addition, in accordance with SFAS 144, the operating results for these facilities for all prior comparable periods presented have also been reclassified as discontinued operations. Upon the termination of the management contracts for the Guayama Correctional Center, which occurred on August 6, 2002, and the Delta Correctional Facility, currently expected to occur during the third quarter of 2002, the operating results of these facilities, net of taxes, will also be reported as discontinued operations for all periods presented.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” referred to herein as SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

During the second quarter of 2002, prior to the required adoption of SFAS 145, the Company reported an extraordinary charge of approximately $36.7 million associated with the refinancing of the Company’s senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company plans to adopt SFAS 145 on January 1, 2003. Accordingly, in financial reporting periods after adoption, the extraordinary charge reported in the second quarter of 2002 will be reclassified.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

4.    FACILITY OPERATIONS

During the fourth quarter of 2000, the Company’s management committed to a plan of disposal for certain long-lived assets of the Company, including the Leo Chesney Correctional Center (“Leo Chesney”), located in Live Oak, California, and the Queensgate Correctional Facility (“Queensgate”), located in Cincinnati, Ohio. These facilities are currently leased to third party operators. The facilities, with estimated net realizable values totaling $20.6 million at December 31, 2001, were classified on the consolidated balance sheet as assets held for sale as of December 31, 2001. During the first quarter of 2002, these facilities were reclassified to assets held for use and are included in property and equipment, net, on the condensed consolidated balance sheet at June 30, 2002, because the Company was unable to achieve acceptable sales prices.

During the fourth quarter of 2001, management committed to a plan to terminate a management contract at the Southwest Indiana Regional Youth Village, located in Vincennes, Indiana. During the first quarter of 2002, the Company entered into a mutual agreement with Children and Family Services Corporation (“CFSC”) to terminate the Company’s management contract at Southwest Indiana Regional Youth Village, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved.

On May 30, 2002, the Company was awarded a contract by the Federal Bureau of Prisons (“BOP”) to house approximately 1,500 federal detainees at the Company’s McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract guarantees at least 95% occupancy on a take-or-pay basis. The Company could earn revenues of up to $109 million in the first three years of the contract, and expects to incur approximately $6 million of capital expenditures to prepare this facility for operations pursuant to BOP specifications. The facility is expected to be fully operational late in the fourth quarter of 2002.

5.    DISCONTINUED OPERATIONS

As discussed in Note 3, the results of operations, net of taxes, and the assets and liabilities of the Ponce Young Adult Correctional Facility, the Ponce Adult Correctional Facility, both located in Ponce, Puerto Rico, and a juvenile facility located in Dallas, Texas and operated by an independent third party operator, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.

In late 2001 and early 2002, the Company was provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, the Company obtained an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company’s contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, beginning with the third quarter of 2002 the operating results of this facility, net of taxes, will also be reported as discontinued operations for all periods presented.

On June 28, 2002, the Company received notice from the Mississippi Department of Corrections terminating its contract to manage the Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. The Company currently expects to cease operations of the facility during the third quarter of 2002, at which time the operating results of this facility, net of taxes, will be reported as discontinued operations for all periods presented.

On June 28, 2002, the Company sold its interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility was leased to Community Education Partners pursuant to a lease expiring in 2008. Net proceeds from the sale have been used for working capital purposes.

The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2002 and 2001 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUE:
Managed-only	$2,341	$5,654	$7,915	$11,353
Rental	180	173	360	353

	2,521	5,827	8,275	11,706

EXPENSES:
Managed-only	2,746	4,845	7,423	9,652
Depreciation and amortization	1,867	407	2,115	534

	4,613	5,252	9,538	10,186

OPERATING INCOME (LOSS)	(2,092)	575	(1,263)	1,520

OTHER INCOME:
Interest income	31	67	87	171
Gain on sale of assets	91	—	91	—

	122	67	178	171

INCOME (LOSS) BEFORE INCOME TAXES	(1,970)	642	(1,085)	1,691
Income tax (expense) benefit	1,251	(413)	397	(428)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(719)	$229	$(688)	$1,263

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2002	December 31, 2001

ASSETS
Accounts receivable	$10,819	$6,657
Prepaid expenses and other current assets	703	106

Total current assets	11,522	6,763

Property and equipment, net	—	6,366

Total assets	$11,522	$13,129

LIABILITIES
Accounts payable and accrued expenses	$400	$1,134
Income tax payable	—	1,135

Total current liabilities	$400	$2,269

6.  DEBT

Debt outstanding as of June 30, 2002 and December 31, 2001 consists of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
New Senior Bank Credit Facility:
Term loans, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 5.38% at June 30, 2002.	$634,838	$—
Old Senior Bank Credit Facility:
Term loans, with quarterly principal payments of $2.2 million with unpaid balance due December 31, 2002; interest payable periodically at variable interest rates. The interest rate was 7.41% at December 31, 2001. This debt was refinanced in the second quarter of 2002, as further discussed below.	—	791,906
9.875% Senior Notes, principal due at maturity in May 2009, interest payable semi-annually in May and November at 9.875%.	250,000	—
12.0% Senior Notes, principal due at maturity in June 2006, interest payable semi-annually in June and December at 12.0%. A substantial portion of these notes was redeemed in the second quarter of 2002 in connection with the refinancing further discussed below.	10,795	100,000
10.0% Convertible Subordinated Notes, principal due at maturity in December 2008, interest payable semi-annually in June and December at 10.0%. In addition, contingent interest of 5.5% accrues and is payable upon each of December 31, 2003 and repayment of the notes, unless the holders convert the notes into common stock or unless the common stock meets a “target price” as defined in the note purchase agreement.	40,000	40,000
8.0% Convertible Subordinated Notes, principal due at maturity in February 2005 with call provisions beginning in February 2003; interest payable quarterly at 8.0%.	30,000	30,000
10.0% Convertible Subordinated Notes, principal due at maturity in December 2003; interest payable semi-annually at 10.0%. These notes were converted into approximately 0.1 million shares of common stock on January 14, 2002, as further discussed below.	—	1,114
Other	528	580

	966,161	963,600
Less: Current portion of long-term debt	(21,508)	(792,009)

	$944,653	$171,591

Comprehensive Refinancing

On May 3, 2002, the Company completed a comprehensive refinancing (the “Refinancing”) of its senior indebtedness through the refinancing of its Old Senior Bank Credit Facility and the offering of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009 (the “9.875% Senior Notes”) in a private placement to a group of initial purchasers. The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses.

$250.0 Million 9.875% Senior Notes. Interest on the 9.875% Senior Notes accrues at a rate of 9.875% per year, and is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries (other than the Company’s Puerto Rican subsidiary).

The indenture governing the 9.875% Senior Notes contains certain customary covenants that, subject to certain exceptions and qualifications, restrict the Company’s ability to, among other things: make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of the Company’s assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the 9.875% Senior Notes at certain specified prices, plus accrued and unpaid interest to the date of redemption. The 9.875% Senior Notes are also subject to certain cross-default provisions with the terms of the Company’s other indebtedness.

Pursuant to the terms and conditions of a Registration Rights Agreement by and among the Company, the Company’s subsidiary guarantors, and the initial purchasers, dated as of May 3, 2002, on July 18, 2002, the Company and the Company’s subsidiary guarantors filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to an offer to exchange the 9.875% Senior Notes and related guarantees for publicly tradable notes and guarantees on substantially identical terms within a designated time period. The Company may incur liquidating damages at an initial rate of $0.05 per week per $1,000 principal amount of the 9.875% Senior Notes if the registration statement is not declared effective by the SEC on or before October 30, 2002. Although there can be no assurance, the Company currently expects the registration statement to be declared effective prior to such date.

New Senior Bank Credit Facility. As part of the Refinancing, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Revolving Loan, which currently has no amounts outstanding, will be used by the Company for working capital and general corporate needs.

The Term Loan A Facility and the Term Loan B Facility are repayable in quarterly installments in an aggregate principal amount for each year as set forth below (in thousands):

	Term Loan A Facility	Term Loan B Facility	Total

2002 (remainder)	$7,500	$2,825	$10,325
2003	17,250	5,650	22,900
2004	20,250	5,650	25,900
2005	21,000	5,650	26,650
2006	5,250	5,650	10,900
2007	—	377,138	377,138
2008	—	161,025	161,025

Total	$71,250	$563,588	$634,838

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, the Company is required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of equity securities by the Company or any of the Company’s subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by the Company, or any of the Company’s subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of the Company’s “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year.

The credit agreement governing the New Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Senior Bank Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

The loans and other obligations under the New Senior Bank Credit Facility are guaranteed by each of the Company’s domestic subsidiaries. The Company’s obligations under the New Senior Bank Credit Facility and the guarantees are secured by: (i) a perfected first priority security interest in substantially all of the Company’s tangible and intangible assets and substantially all of the tangible and intangible assets of the Company’s subsidiaries; and (ii) a pledge of all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of certain of the Company’s foreign subsidiaries.

Tender Offer and Consent Solicitation for $100.0 Million 12% Senior Notes. Pursuant to the terms of a tender offer and consent solicitation which expired on May 16, 2002, in connection with the Refinancing, in May 2002, the Company redeemed approximately $89.2 million in aggregate principal amount of its 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a

3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, the Company received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

The Company is required to pay interest and principal upon maturity on the remaining 12% Senior Notes outstanding, in accordance with the original terms of such notes.

Operating Company Revolving Credit Facility. In connection with the Refinancing, a revolving credit facility with a $50.0 million capacity, assumed by the Company in connection with the merger with Operating Company in the fourth quarter of 2000, was terminated. No amounts were outstanding on this facility at the time of the Refinancing.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of the Company’s 12% Senior Notes, the Company recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the Refinancing.

Conversion of $1.1 Million Convertible Subordinated Notes

In connection with the June 2000 waiver and amendment to the note purchase agreement relating to the Company’s $40.0 million convertible subordinated notes with MDP Ventures IV LLC and certain affiliated purchasers (“MDP”), the Company issued additional convertible subordinated notes to MDP containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes were convertible, at an adjusted conversion price of $11.90, into shares of the Company’s common stock. On January 14, 2002, MDP converted the $1.1 million convertible subordinated notes into approximately 94,000 shares of common stock.

7.    EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares to be issued under the settlement terms of the Company’s stockholder litigation as further discussed below, restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

NUMERATOR
Basic:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$5,994	$(4,695)	$39,910	$(15,857)
Income (loss) from discontinued operations, net of taxes	(719)	229	(688)	1,263
Extraordinary charge	(36,670)	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

Net loss available to common stockholders	$(31,395)	$(4,466)	$(77,724)	$(14,594)

Diluted:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$5,994	$(4,695)	$39,910	$(15,857)
Interest expense applicable to convertible notes	598	—	5,045	—

Diluted income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	6,592	(4,695)	44,955	(15,857)
Income (loss) from discontinued operations, net of taxes	(719)	229	(688)	1,263
Extraordinary charge	(36,670)	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

Diluted net loss available to common stockholders	$(30,797)	$(4,466)	$(72,679)	$(14,594)

DENOMINATOR
Basic:
Weighted average common shares outstanding	27,659	24,653	27,650	23,938

Diluted:
Weighted average common shares outstanding	27,659	24,653	27,650	23,938
Effect of dilutive securities:
Stock options and warrants	637	—	646	—
Stockholder litigation	310	—	310	—
Convertible notes	3,370	—	6,741	—
Restricted stock-based compensation	255	—	255	—

Weighted average shares and assumed conversions	32,231	24,653	35,602	23,938

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.22	$(0.19)	$1.44	$(0.66)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.01	(0.02)	0.05
Extraordinary charge	(1.33)	—	(1.33)	—
Cumulative effect of accounting change	—	—	(2.90)	—

Net loss available to common stockholders	$(1.14)	$(0.18)	$(2.81)	$(0.61)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.20	$(0.19)	$1.26	$(0.66)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01	(0.02)	0.05
Extraordinary charge	(1.14)	—	(1.03)	—
Cumulative effect of accounting change	—	—	(2.25)	—

Net loss available to common stockholders	$(0.96)	$(0.18)	$(2.04)	$(0.61)

The Company’s $40.0 million convertible subordinated notes were convertible into 3.4 million shares of common stock for the three months ended June 30, 2002, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2002, as the effect of their inclusion was anti-dilutive.

The Company’s restricted stock, stock options, and warrants were convertible into 0.4 million shares for each of the three and six months ended June 30, 2001, using the treasury stock method. The Company’s convertible subordinated notes were convertible into 6.8 million shares for each of the three and six months ended June 30, 2001, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001, as the effect of their inclusion was anti-dilutive.

For the three and six months ended June 30, 2001, 3.2 and 3.7 million shares, respectively, of common stock were contingently issuable under terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001, as the effect of their inclusion was anti-dilutive. All of these shares, with the exception of approximately 0.3 million shares, were issued during 2001.

8.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position or results of operations for which it has not established adequate reserves.

Recently Settled Operational Proceedings. On May 20, 2002, the Company’s inmate transportation subsidiary, TransCor America, LLC (“TransCor”), entered into a definitive agreement to settle certain litigation pending in federal court in the United States District Court for the Western District of Texas, captioned Cheryl Schoenfeld v. TransCor America, Inc. et al. The lawsuit was filed by two plaintiffs who alleged that two former employees of TransCor sexually assaulted the plaintiffs during their transportation to a facility in Texas in late 1999. Pursuant to the terms of the settlement agreement, the parties settled all claims with a confidential cash payment made to the plaintiffs in the litigation, the majority of which was funded by insurance proceeds.

Income Tax Contingencies

In connection with the merger with the former Corrections Corporation of America (“Old CCA”), on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service (“IRS”) has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and has recently completed auditing the Company’s federal tax return for the taxable year ended December 31, 2000.

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

In connection with the IRS’s audit of the Company’s 2000 federal income tax return, the IRS has proposed the disallowance of a loss the Company claimed as the result of its forgiveness in September 2000 of certain indebtedness of one of its former operating companies. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after the Company seeks all available remedies, the IRS prevails, the Company would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate the Company’s net operating loss carryforward. The Company believes that it has meritorious defenses of its positions. The Company has not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against the Company.

In addition, although the IRS has concluded its audit of the Company’s federal tax return for the taxable year ended December 31, 1999, the statute of limitations for such taxable year still has not expired. Thus, the Company’s election of real estate investment trust (“REIT”) status for 1999 remains subject to review by the IRS generally until such expiration of three years from the date of filing the 1999 federal tax return. While the Company believes that it met the qualifications as a REIT for 1999, qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there is only limited judicial and administrative interpretations. Should the IRS subsequently disallow the Company’s election to be taxed as a REIT for the 1999 taxable year, it would be subject to income taxes and interest on its 1999 taxable income and possibly could be subject to penalties, which would have an adverse impact on the Company’s financial position, results of operations and cash flows. To the extent that any IRS audit adjustments, including any adjustments resulting from the audit of Old CCA’s 1997 and 1998 tax returns, increase the accumulated earnings and profits of Old CCA, the Company could be required to make additional distributions of such to its stockholders, either in cash or through the issuance of certain types of its securities, in order to preserve its REIT status for its 1999 taxable year. With respect to an increase in Old CCA’s earnings and profits for 1997 and 1998, if the IRS ultimately increases taxable income as described above and requires the Company to distribute the full amounts of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties), the Company would be required to distribute approximately $70.5 million in cash or securities to its stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of the New Senior Bank Credit Facility, however, the Company is not permitted to satisfy any such obligation with cash. Moreover, the indenture governing the 9.875% Senior Notes contains a restrictive covenant prohibiting the payment of any such obligation in cash unless the Company has sufficient restricted capacity under the indenture at the time such payment is required. As such, the Company would be required under the notes to satisfy any such obligation through the issuance of a type of securities permitted by the indenture.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, effective January 1, 2001. At June 30, 2002, the Company’s derivative instruments included an interest rate cap agreement. In the future the Company’s derivative instruments will also include an 8.0%, $2.9 million subordinated promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the state court portion of a stockholder litigation settlement completed during 2001. As described below, the issuance of these shares, and consequently the promissory note, is currently expected to occur during the third quarter of 2002.

In accordance with the terms of the Old Senior Bank Credit Facility, the Company entered into a swap agreement in order to hedge the variable interest rate associated with portions of the debt. The swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. The difference between the floating rate and the swap rate was recognized in interest expense.

The Company reported a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, reflected in other comprehensive income (loss) effective January 1, 2001.

The Company had elected not to attempt to meet the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and reflected in earnings the change in the estimated fair value of the interest rate swap agreement each reporting period. In accordance with SFAS 133, as amended, the Company recorded non-cash gains of $51,000 and $3.5 million, respectively, for the change in fair value of the interest rate swap agreement for the three and six months ended June 30, 2002, which is net of $0.6 million and $1.3 million, respectively, for amortization of the transition adjustment. The Company was no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, the Company terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, the Company will continue to amortize the unamortized portion of the transition adjustment of $1.3 million as of June 30, 2002, as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company expects to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003, and $0.6 million in 2004. The Company has met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $0.6 million as of June 30, 2002 was included in other assets on the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $0.4 million during the second quarter of 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company’s exposure to interest rate risk in the future, or that the Company will be able to continue to meet the hedge accounting criteria under SFAS 133.

On December 31, 2001, approximately 2.8 million shares of the Company’s common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allow the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in January 2002, the derivative instrument was also extinguished. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 0.3 million additional shares of the Company’s common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent the Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the derivative included in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the accompanying consolidated balance sheet as of June 30, 2002, the issuance of the note is currently expected to have a favorable impact on the Company’s consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company’s stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

10.   SEGMENT REPORTING

As of June 30, 2002, the Company owned and managed 37 correctional and detention facilities, and managed 25 correctional and detention facilities it did not own. Management views the Company’s operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2001 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one operating segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income (loss) is as follows for the three and six months ended June 30, 2002 and 2001 (dollars in thousands). Intangible assets are not included in each segment’s reportable assets and the amortization of intangible assets is not included in the determination of a segment’s facility contribution:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Owned and managed	$158,009	$155,197	$310,294	$307,204
Managed-only	80,280	78,347	158,599	154,598

Total management revenue	238,289	233,544	468,893	461,802

Operating expenses:
Owned and managed	118,447	117,111	233,960	230,893
Managed-only	65,431	62,986	129,627	125,402

Total operating expenses	183,878	180,097	363,587	356,295

Facility contribution:
Owned and managed	39,562	38,086	76,334	76,311
Managed-only	14,849	15,361	28,972	29,196

Total facility contribution	54,411	53,447	105,306	105,507

Other revenue (expense):
Rental and other revenue	5,015	6,354	9,843	12,599
Other operating expense	(4,240)	(4,239)	(8,776)	(7,889)
General and administrative	(8,344)	(8,434)	(15,535)	(17,034)
Depreciation and amortization	(12,932)	(12,769)	(25,142)	(25,343)

Operating income	$33,910	$34,359	$65,696	$67,840

	June 30, 2002	December 31, 2001

Assets:
Owned and managed	$1,572,406	$1,597,697
Managed-only	74,431	77,917
Corporate and other	210,356	282,537
Discontinued operations	11,522	13,129

Total assets	$1,868,715	$1,971,280

11.   SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six months ended June 30, 2002 and 2001, the Company issued $5.8 million and $5.3 million, respectively, of Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date pursuant to the terms of the Series B Preferred Stock as contained in the Company’s charter. Additionally, the Company issued approximately 94,000 shares of common stock on January 14, 2002 due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes. During the six months ended June 30, 2001, the Company issued 1.6 million shares of common stock in partial satisfaction of the stockholder litigation discussed in Notes 7 and 9. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by, $15.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited, to the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	the growth in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts and the timing of the opening of new facilities;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	tax related risks, particularly with respect to our operation so as to preserve our ability to qualify as a real estate investment trust for the year ended December 31, 1999; and

•	general economic and market conditions.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in risk factors disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002 (File No. 0-25245) (the “2001 Form 10-K”) and in other reports we file with the Securities and Exchange Commission (the “SEC”) from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2001 Form 10-K.

OVERVIEW

The Company

As of June 30, 2002, we owned 40 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. We currently operate 61 facilities (including our McRae, Georgia facility which we anticipate will commence full operations during the fourth quarter of 2002), including 37 facilities that we own, with a total design capacity of approximately 60,000 beds in 21 states and the District of Columbia.

We specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and education programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide health care (including medical, dental and psychiatric services), food services and work and recreational programs.

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

Accounts receivable. As of June 30, 2002, accounts receivable included $17.9 million from the Commonwealth of Puerto Rico, including $10.8 million classified as current assets of discontinued operations due to the termination in May 2002 of the contracts to manage the Ponce Adult Correctional Facility and the Ponce Young Adult Correctional Facility, both located in Ponce, Puerto Rico. As further discussed herein, our contract to manage the Guayama Correctional Center, located in Guayama, Puerto Rico, was also terminated in August 2002. We currently believe that we will collect these amounts due from the Commonwealth of Puerto Rico. While the Commonwealth of Puerto Rico has historically been a slow payer of outstanding charges, we do not believe that the termination of the management contracts will have any impact on the collectibility of the amounts outstanding. The Commonwealth of Puerto Rico has not disputed any of the amounts outstanding, and has recently acknowledged amounts due. Accordingly, no allowance for doubtful accounts has been established for the accounts receivable balance due from the Commonwealth of Puerto Rico. Subsequent to June 30, 2002, the Commonwealth of Puerto Rico paid approximately $4.2 million of the outstanding accounts receivable balance as of June 30, 2002. We can provide no assurance, however, as to whether or when we will collect all or a portion of the remaining amounts due from the Commonwealth of Puerto Rico. Non-payment of such charges could have a material adverse impact on our results of operations and cash flows.

Asset impairments. As of June 30, 2002, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and six months ended June 30, 2001 goodwill amortization was $2.2 million and $4.5 million, respectively) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our owned and managed facilities during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, a privately-held operating company subsequently also known as Corrections Corporation of America, referred to herein as Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc., or PMSI, and Juvenile and Jail Facility Management Services, Inc., or JJFMSI, both of which were privately-held service companies that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

Income taxes. As of June 30, 2002, we had approximately $147.6 million in deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of June 30, 2002, we have provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

As further discussed in Note 8 to our financial statements, we have received the IRS’s preliminary findings related to audits of the federal tax returns of one of our predecessors, referred to as Old CCA, for the taxable years ended December 31, 1998 and 1997, in which the IRS has proposed to increase taxable income by approximately $120.0 million. If ultimately upheld, these adjustments would result in a cash tax liability to us of approximately $46.8 million, not including penalties and interest. We are currently appealing the IRS’s preliminary findings with the Appeals Office of the IRS. While we intend to vigorously defend our position, we are currently unable to predict the ultimate outcome of these IRS audits. It is possible, however, that future cash flows could be materially affected by claims against us, and results of operations could be materially affected by claims against us in excess of reserves currently recorded.

In addition, to the extent that any IRS audit adjustments increase the accumulated earnings and profits of Old CCA, we could be required to make additional distributions of such to our stockholders, either in cash or through the issuance of certain types of our securities, in order to preserve our REIT status for our 1999 taxable year. If the IRS ultimately upholds the adjustments described above and requires us to distribute the full amount of the increase in Old CCA’s earnings and profits (less any taxes, interest and penalties paid by us), we would be required to distribute approximately $70.5 million in cash or securities to our stockholders of record at the time of distribution, none of which is currently accrued. Pursuant to the terms of our New Senior Bank Credit Facility (as hereafter defined), however, we are not permitted to satisfy any such obligation with cash. Moreover, the indenture governing the 9.875% Senior Notes (as hereafter defined) contains a restrictive covenant prohibiting the payment of any such obligation in cash unless we have sufficient restricted capacity under the indenture at the time such payment is required. As such, we would be required under the notes to satisfy any such obligation through the issuance of a type of securities permitted by the indenture.

Also as further discussed in Note 8 to our financial statements, the IRS has recently completed auditing our federal tax return for the taxable year ended December 31, 2000. The IRS has proposed the disallowance of a loss we claimed as the result of our forgiveness in September 2000 of certain indebtedness of one of our former operating companies. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after we seek all available remedies, the IRS prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe that we have meritorious defenses of our positions. We have not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

Self-funded insurance reserves. As of June 30, 2002, we had approximately $24.5 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health based on our history of claims experience and time lag between the incident date and the date the cost is reported to us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of June 30, 2002, we had approximately $18.4 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our general counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2001 Form 10-K. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances and net cash provided by operations. We may also sell non-strategic assets and apply the net proceeds to pay-down our outstanding indebtedness.

As of June 30, 2002, our liquidity was provided by cash on hand of approximately $65.8 million and $61.2 million available under a $75.0 million revolving credit facility. During the six months ended June 30, 2002, we generated $78.6 million in cash through operating activities, and as of June 30, 2002, we had net working capital of $57.7 million. We currently expect to be able to meet our cash expenditure requirements for the next year.

During the fourth quarter of 2000, as a result of our financial condition existing at that time, including: (i) the pending maturity of the loans under the then existing senior secured bank credit facility, referred to herein as the Old Senior Bank Credit Facility; (ii) our negative working capital position; and (iii) our highly leveraged capital structure, our new management conducted strategic assessments; developed revised financial projections; evaluated the utilization of existing facilities, projects under development and excess land parcels; identified certain of these non-strategic assets for sale; and identified various potential transactions that could improve our financial position.

During 2001, we were successful in repositioning our capital structure for a comprehensive refinancing of our senior indebtedness, including primarily the Old Senior Bank Credit Facility. We paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash. We improved operating margins to 23.1% during 2001 from 18.0% during 2000. Average occupancy during 2001 increased to 88.5% from 84.8%

during 2000. We settled a number of outstanding legal matters, including (i) the class action and derivative stockholder lawsuits brought against us and certain of our former directors and executive officers; (ii) litigation regarding fees and expenses we allegedly owed as a result of the termination of a securities purchase agreement related to our proposed corporate restructuring in 2000 led by the Fortress/Blackstone investment group, and (iii) a disputed invoice from Merrill Lynch & Co. for services as our financial advisor in connection with the corporate restructuring in 2000.

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

As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants of the Old Senior Bank Credit Facility were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 amendment and restatement, we were permitted to pay quarterly dividends, when declared by the board of directors, on the shares of Series A Preferred Stock, including all dividends in arrears. On December 13, 2001, our board of directors declared a cash dividend on the shares of Series A Preferred Stock for the fourth quarter of 2001, and for all five quarters then unpaid and in arrears, payable on January 15, 2002 to the holders of record of Series A Preferred Stock on December 31, 2001. As a result of the board’s declaration, we paid an aggregate of $12.9 million to shareholders of the Series A Preferred Stock in January 2002.

We believed, and continue to believe, that a short-term extension of the revolving portion of our Old Senior Bank Credit Facility was in our best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, we believed that certain terms of the amendment and restatement, including primarily the removal of prior restrictions to pay cash dividends on our shares of Series A Preferred Stock, including all dividends in arrears, would result in an improvement to our credit ratings, thereby enhancing the terms of a more comprehensive refinancing.

After completing the amendment and restatement of the Old Senior Bank Credit Facility in December 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”.

On May 3, 2002, we completed a comprehensive refinancing of our senior indebtedness through the refinancing of our Old Senior Bank Credit Facility and the offering of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009, referred to herein as the 9.875% Senior Notes, in a private placement to a group of initial purchasers. The proceeds from the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the

Old Senior Bank Credit Facility, to redeem approximately $89.2 million of our existing $100.0 million 12% Senior Notes due 2006, referred to herein as the 12% Senior Notes, pursuant to a tender offer and consent solicitation, and to pay related fees and expenses. Upon the completion of the refinancing, Moody’s Investors Service upgraded its rating of our senior secured debt to “B1” from “B2”, our senior unsecured debt to “B2” from “B3”, and our preferred stock to “Caa1” from “Caa2”, and Standard & Poor’s upgraded our corporate credit rating and its rating of our senior secured debt to “B+” from “B” and our senior unsecured debt to “B-” from “CCC+”.

Interest on the 9.875% Senior Notes accrues at a rate of 9.875% per year, and is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries (other than our Puerto Rican subsidiary).

The indenture governing the 9.875% Senior Notes contains certain customary covenants that, subject to certain exceptions and qualifications, restrict our ability to, among other things: make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of our assets; and enter into transactions with affiliates. In addition, if we sell certain assets (and generally do not use the proceeds of such sales for certain specified purposes) or experience specific kinds of changes in control, we must offer to repurchase all or a portion of the 9.875% Senior Notes at certain specified prices, plus accrued and unpaid interest to the date of redemption. The 9.875% Senior Notes are also subject to certain cross-default provisions with the terms of our other indebtedness.

As part of the refinancing, we obtained a new $715.0 million senior secured bank credit facility, referred to herein as the New Senior Bank Credit Facility, which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years, referred to herein as the Revolving Loan, a $75.0 million term loan with a term of approximately four years, referred to herein as the Term Loan A Facility, and a $565.0 million term loan with a term of approximately six years, referred to herein as the Term Loan B Facility. All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at our option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on our leverage ratio. We are also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on our leverage ratio.

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

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to:

(i) 50% of the net cash proceeds from any sale or issuance of our equity securities or any equity securities of our subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by us, or any of our subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of our “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year.

The credit agreement governing the New Senior Bank Credit Facility requires us to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Senior Bank Credit Facility contains cross-default provisions with our other indebtedness.

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

Pursuant to the terms of the aforementioned tender offer and consent solicitation which expired on May 16, 2002, in connection with the refinancing, in May 2002, we redeemed approximately $89.2 million in aggregate principal amount of our 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, we received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

We are required to pay interest and principal upon maturity on the remaining 12% Senior Notes outstanding, in accordance with the original terms of such notes.

In connection with the refinancing, our operating subsidiary’s revolving credit facility with a $50.0 million capacity was terminated. No amounts were outstanding on this facility at the time of its termination.

In connection with the refinancing, we also terminated an interest rate swap agreement at a price of approximately $8.8 million. The swap agreement, which fixed LIBOR at 6.51% on outstanding balances of $325.0 million through its expiration on December 31, 2002, had been entered into in order to satisfy a requirement of the Old Senior Bank Credit Facility. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. The termination of the swap agreement and the purchase of the cap agreement were funded with cash on hand.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of our 12% Senior Notes, we recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2002, was $78.6 million, compared with $64.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002 and the change in fair value of the interest rate swap agreement, and the extraordinary charge related to the comprehensive refinancing completed on May 3, 2002. Income tax refunds of $30.6 million during the first quarter of 2001 and $32.2 million during the second quarter of 2002 contributed to the cash generated from operating activities in both years. The income tax refund received in 2002 was due to a change in federal income tax law that became effective in March 2002.

Investing Activities

Our cash flow used in investing activities was $3.6 million for the six months ended June 30, 2002, and was primarily attributable to capital expenditures during the period of $6.8 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million. Our cash flow provided by investing activities was $113.0 million for the six months ended June 30, 2001, and was primarily attributable to the proceeds received from the sale of our Mountain View Correctional Facility, located in Spruce Pine, North Carolina, on March 16, 2001, our Agecroft facility, located in Salford, England, on April 10, 2001, and our Pamlico Correctional Facility, located in Bayboro, North Carolina, on June 28, 2001.

Financing Activities

Our cash flow used in financing activities was $55.5 million for the six months ended June 30, 2002, compared with $156.4 million for the same period in the prior year. Proceeds from the issuance on May 3, 2002 of the 9.875% Senior Notes and the New Senior Bank Credit Facility were largely offset by the repayment of the Old Senior Bank Credit Facility and the redemption of substantially all of the 12% Senior Notes. However, we also paid debt issuance costs of $35.0 million in connection with this comprehensive refinancing, and an additional $8.8 million to terminate the interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our Series A Preferred Stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our Series A Preferred Stock during the second quarter of 2002. Net payments on debt during the first six months of 2001 totaled $155.9 million and primarily consisted of the net cash proceeds received from the sale of the Mountain View Correctional Facility, the Agecroft facility and the Pamlico Correctional Facility that were immediately applied to amounts outstanding under the Old Senior Bank Credit Facility. Net payments on debt also included a lump sum payment of $35.0 million on the Old Senior Bank Credit Facility with cash on hand.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

We incurred a net loss available to common stockholders of $31.4 million, or $0.96 per diluted share, for the three months ended June 30, 2002, compared with a net loss available to common stockholders of $4.5 million, or $0.18 per diluted share, for the three months ended June 30, 2001. Contributing to the net loss for the three-month period in 2002 was an extraordinary charge of $36.7 million, or $1.14 per diluted share, related to the comprehensive refinancing completed May 3, 2002, which, along with a significant pay-down of debt during 2001, contributed to a reduction in net interest expense of $10.6 million from the three-month period in 2001. During the six months ended June 30, 2002, we incurred a net loss available to common stockholders of $77.7 million, or $2.04 per diluted share, compared with a net loss available to common stockholders of $14.6 million, or $0.61 per diluted share, for the same period in the previous year. Contributing to the net loss for the six-month period in 2002 was a non-cash charge for the cumulative effect of accounting change of $80.3 million, or $2.25 per diluted share, related to the adoption of SFAS 142 and the extraordinary charge of $36.7 million, or $1.03 per diluted share. The cumulative effect of accounting change and the extraordinary charge were partially offset by a one-time cash income tax benefit of $32.2 million during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day were as follows for the three and six months ended June 30, 2002 and 2001:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue per compensated man-day	$49.34	$47.97	$49.19	$47.93
Operating expenses per compensated man-day:
Fixed expense	27.75	27.02	28.07	26.99
Variable expense	10.32	9.97	10.07	9.99

Total	38.07	36.99	38.14	36.98

Operating margin per compensated man-day	$11.27	$10.98	$11.05	$10.95

Operating margin	22.8%	22.9%	22.5%	22.8%

Average compensated occupancy	89.2%	89.3%	88.3%	88.8%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage, which, for the three months ended June 30, 2002 and 2001, totaled $242.4 million and $238.3 million, respectively. Management and other revenue for the six months ended June 30, 2002 and 2001 totaled $476.8 million and $470.6 million, respectively. Many of our customers are currently experiencing budget difficulties. While these budget difficulties present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term. In addition, where customers have requested a reduction in per-diem rates, we have been somewhat successful in mitigating the reduction in revenue by obtaining the flexibility to reduce our operating expenses, such as through the reduction in the use of our various program services or through the consolidation of inmates into fewer facilities.

On May 30, 2002, we were awarded a contract by the Federal Bureau of Prisons, or the BOP, to house approximately 1,500 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The McRae facility is substantially complete and unoccupied. We could earn revenues of up to $109 million in the first three years of the contract, and expect to incur approximately $6 million of additional capital expenditures to prepare this facility for operations pursuant to BOP specifications. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and is expected to commence late in the fourth quarter of 2002, resulting in an increase in management and other revenue upon commencement. However, start-up expenses will be incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, which will result in additional operating expenses before any revenue is generated, resulting in a reduction in net income in the short-term.

Operating expenses totaled $188.1 million and $184.3 million for the three months ended June 30, 2002 and 2001, respectively. Operating expenses for the six months ended June 30, 2002 and 2001 totaled $372.4 million and $364.2 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities.

Salaries and benefits represent the most significant component of fixed operating expenses. During 2001, we incurred wage increases due to tight labor markets, particularly for correctional officers. However, as the unemployment rate has increased, we have seen an increase in the availability of potential employees, providing some moderation to the trend of increasing salary requirements. Nonetheless, the market for correctional officers has remained challenging. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the three and six months ended June 30, 2002, as compared to the same periods in the prior year. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in claims experience or increasing employee medical costs in general. We continue to incur increasing insurance expense due to adverse claims experience. We have begun implementing a strategy to improve the management of our future loss claims but can provide no assurance that this strategy will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, are currently expected to increase due to several recent high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

During the first quarter of 2001, we hired a General Counsel to manage our legal matters and to develop procedures to minimize the incidence of litigation in the future. We have been able to settle numerous cases on terms we believe are favorable. In addition, during the first quarter of 2002, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to variable operating expenses of approximately $1.0 million during the first quarter of 2002. However, during the second quarter of 2002, variable operating expenses included $1.7 million for an overall increase in potential exposure for certain legal proceedings, none of which was individually significant. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Operating expenses included $0.2 million for estimated legal proceedings and settlements during the six months ended June 30, 2001, contributing to the increase in variable expenses and slight reduction in operating margins for the three and six months ended June 30, 2002 compared with the same periods in the prior year.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract was terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Owned and Managed Facilities:
Revenue per compensated man-day	$54.93	$53.29	$54.81	$53.23
Operating expenses per compensated man-day:
Fixed expense	29.83	28.92	30.17	28.77
Variable expense	11.35	11.29	11.16	11.23

Total	41.18	40.21	41.33	40.00

Operating margin per compensated man-day	$13.75	$13.08	$13.48	$13.23

Operating margin	25.0%	24.5%	24.6%	24.9%

Average compensated occupancy	82.5%	83.5%	81.6%	83.2%

Managed Only Facilities:
Revenue per compensated man-day	$41.11	$40.06	$40.97	$40.01
Operating expenses per compensated man-day:
Fixed expense	24.69	24.19	25.00	24.33
Variable expense	8.81	8.01	8.49	8.12

Total	33.50	32.20	33.49	32.45

Operating margin per compensated man-day	$7.61	$7.86	$7.48	$7.56

Operating margin	18.5%	19.6%	18.3%	18.9%

Average compensated occupancy	101.2%	99.6%	100.4%	98.9%

Owned and Managed Facilities

During the first quarter of 2001, the State of Georgia began filling two of our facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities for the six-month period in 2002 compared with the same period in the prior year.

During the second quarter of 2001, we were informed that our contract with the District of Columbia to house its inmates in our Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter of 2001 and completed the process in July 2001. Total management and other revenue at this facility was approximately $1.8 million and $6.3 million, respectively, during the three and six months ended June 30, 2001. The related operating expenses at this facility were $4.3 million and $10.1 million, respectively, during the three and six months ended June 30, 2001. While no revenue is currently generated from this facility, we incurred approximately $0.7 million and $1.5 million, respectively, of operating expenses during the three and six months ended June 30, 2002 for real estate taxes, utilities, insurance and other necessary expenses associated with owning the facility. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Center to the BOP, and are also pursuing agreements to reopen the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to reopen this facility.

During 2001 we provided correctional services for the State of Wisconsin at four of our facilities. During the second half of 2001, due to a short-term decline in the State of Wisconsin’s inmate population, the State transferred approximately 750 inmates out of our Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State’s correctional system. Although the State of Wisconsin continued transferring inmates out of our facilities during the first quarter of 2002, our population of Wisconsin inmates has recently begun to increase. Total management revenue at the Whiteville facility nonetheless decreased $2.7 million, or 47.1%, during the second quarter of 2002 from the second quarter of 2001. Total management revenue at this facility decreased $6.3 million, or 53.6%, from the first half of 2001. We are currently pursuing a contract with the State of Tennessee to replace the vacancy from these inmates, although we can provide no assurance that we will be successful in this pursuit.

We currently house approximately 2,600 adult male inmates for the Oklahoma Department of Corrections, or the ODC, at three of our owned facilities in Oklahoma. Our contracts with the ODC expired in March 2002. Rather than renew the contracts pursuant to their renewal provisions, in April 2002 the ODC issued a Request for Proposal, or RFP, that covered substantially all inmates housed in the six privately owned and operated prisons located in the state of Oklahoma, including three facilities managed by other private prison operators. We submitted proposals in response to the RFP to continue housing inmates in our three Oklahoma facilities, and also submitted a proposal to expand the number of inmates we could house at one of these facilities. The RFP was subsequently withdrawn. The contracts for these three facilities have since been renewed on terms substantially similar to the recently expiring contracts.

Managed-Only Facilities

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed medium-security Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility. Operations of this facility were transferred to the Commonwealth of Puerto Rico on August 6, 2002. During the three and six months ended June 30, 2002, this facility generated $5.1 million and $10.0 million, respectively, of total revenue and $3.7 million and $7.0 million of operating expenses, respectively. As a result of this contract termination, beginning in the third quarter of 2002, the operating results of this facility, net of taxes, will be reported as discontinued operations for all periods presented, along with the operations of the Ponce Adult Correctional Facility and the Ponce Young Adult Correctional Facility, both located in Ponce, Puerto Rico. Operating results for the facilities located in Ponce, Puerto Rico were reclassified for all periods presented, to discontinued operations upon the transfer of operation of the facilities to the Commonwealth of Puerto Rico during the second quarter of 2002.

During the fourth quarter of 2001, we committed to a plan to terminate a management contract at the Southwest Indiana Regional Youth Village, a 188-bed juvenile facility located in Vincennes, Indiana. During the first quarter of 2002, we entered into a mutual agreement with Children and Family Services Corporation, or CFSC, to terminate our management contract at the facility, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved. The termination of this management contract will not have a material impact on our financial statements. Because management committed to the termination of this management contract prior to the effective date of SFAS 144, the results of operations were not reported in discontinued operations.

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We currently expect to cease operations of the facility during the third quarter of 2002, at which time the operating results of this facility, net of taxes, will be reported as discontinued operations for all periods presented. The termination of our contract to manage the Delta Correctional Facility is not expected to have a material effect on our financial statements. We also operate the 900-bed Wilkinson County Correctional Facility located in Woodville, Mississippi pursuant to the terms of a contract with the Mississippi Department of Corrections. We are currently renegotiating this contract to provide for the accommodation of up to 1,000 inmates. We can provide no assurance that we will renegotiate this contract on favorable terms. In addition, because the contract may be terminated at any time without cause, we can provide no assurance that the Mississippi Department of Corrections will not terminate our contract to manage the Wilkinson County Correctional Facility.

Rental revenue

Rental revenue was $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2002, compared with $1.6 million and $3.8 million, respectively, during the same periods in the prior year. Rental revenue was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue has been received for these facilities during the six months ended June 30, 2002. For the three and six months ended June 30, 2001, rental revenue for these facilities totaled $0.7 million and $2.0 million, respectively.

General and administrative expense

For the three months ended June 30, 2002 and 2001, general and administrative expenses totaled $8.3 million and $8.4 million, respectively, while general and administrative expenses totaled $15.5 million and $17.0 million, respectively, for the six months ended June 30, 2002 and 2001. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and decreased from the first half of 2001 primarily due to a reduction in salaries and benefits, including incentive compensation, during the first quarter of 2002 compared with the first quarter of 2001.

Depreciation and amortization

For the three months ended June 30, 2002 and 2001, depreciation and amortization expense totaled $12.9 million and $12.8 million, respectively, while depreciation and amortization expense totaled $25.1 million and $25.3 million, respectively, for the six months ended June 30, 2002 and 2001. Amortization expense for the three and six months ended June 30, 2001 included approximately $2.2 million and $4.5 million, respectively, for goodwill that was established in connection with acquisitions occurring in 2000. Goodwill was no longer subject to amortization effective January 1, 2002, in accordance with a new accounting pronouncement, as further discussed under “Recent Accounting Pronouncements” herein. Amortization expense during the three and six months ended

June 30, 2001 is also net of a reduction to amortization expense of $2.9 million and $5.8 million, respectively, for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, the reduction to amortization expense during the three and six months ended June 30, 2002 was $0.8 million and $1.6 million, respectively.

Interest expense, net

Interest expense, net, is reported net of interest income for the three and six months ended June 30, 2002 and 2001. Gross interest expense was $23.5 million and $35.0 million, respectively, for the three months ended June 30, 2002 and 2001, and gross interest expense was $53.5 million and $72.3 million, respectively, for the six months ended June 30, 2002 and 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the New Senior Bank Credit Facility, the Old Senior Bank Credit Facility, the 9.875% Senior Notes, the 12% Senior Notes, net settlements on an interest rate swap, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to lower average outstanding indebtedness, the comprehensive refinancing completed on May 3, 2002, which decreased the interest rate spread on the New Senior Bank Credit Facility, the termination of the interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment. During 2001, we paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash.

Gross interest income was $1.0 million and $1.9 million, respectively, for three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, gross interest income was $2.2 million and $5.0 million, respectively. Gross interest income is earned on cash collateral requirements, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women’s Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no interest income was received on this lease during the six months ended June 30, 2002. For the three and six months ended June 30, 2001, interest income for this lease totaled $0.3 million and $0.6 million, respectively. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

Change in fair value of derivative instruments

In accordance with SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the three and six months ended June 30, 2002 and 2001. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement. A negative fair value represented the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a $51,000 non-cash gain and a $0.3 million non-cash charge, respectively, for the change in fair value of the swap agreement for the three months ended June 30, 2002 and 2001, which includes $0.6 million for amortization of the transition adjustment during both periods. For the six months ended June 30, 2002 and 2001, we recorded a $3.5 million non-cash gain and a $6.3 million non-cash charge, respectively, for the change in fair value of the swap agreement, which includes $1.3 million for amortization of the transition adjustment during both periods. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we will continue to amortize the unamortized portion of the transition adjustment of $1.3 million as of June 30, 2002, as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $0.6 million as of June 30, 2002 was included in other assets on the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $0.4 million during the second quarter of 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

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

The state court portion of the stockholder litigation settlement has not yet been completed; however, the settlement is expected to result in the issuance of approximately 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of our common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent our common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, we will reflect in earnings the change in the estimated fair value of the derivative included in the promissory note from quarter to quarter. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the consolidated balance sheet as of June 30, 2002, the issuance of the note is currently expected to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined. The note is currently expected to be issued during the third quarter of 2002.

Income tax expense

We incurred income tax expense of approximately $0.6 million for each of the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we generated an income tax benefit of $32.0 million and $0.2 million, respectively. Substantially all of the increase in the income tax benefit during the six months ended June 30, 2002, related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996.

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

Based on our current estimates, we are projecting minimal net taxable income for the year ending December 31, 2002. However, actual results could differ from these estimates for various reasons, including the completion of certain transactions that result in net operating losses for federal income tax purposes. If we experience a net operating loss for federal income tax purposes for the year ending December 31, 2002, as a result of the change in federal tax law effective during the first quarter of 2002, we would recognize an income tax benefit to the extent we could utilize such net operating losses to offset taxable income generated in 1997 and 1996, using applicable tax rates.

As of June 30, 2002, our deferred tax assets totaled approximately $147.6 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of June 30, 2002, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium-security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. Due to the transfer of the operations of these facilities to the Commonwealth of Puerto Rico on May 4, 2002, the operating results of these facilities, net of taxes, were reported as discontinued operations for all periods presented. During the three and six months ended June 30, 2002, these facilities generated total revenue of $2.3 million and $7.9 million, respectively, and operating expenses of $2.7 million and $7.4 million, respectively. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, beginning with the third quarter of 2002 the operating results of this facility, net of taxes, will also be reported as discontinued operations for all periods presented.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale have been used for working capital purposes.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and six months ended June 30, 2001 goodwill amortization was $2.2 million and $4.5 million, respectively) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our owned and managed facilities during the first quarter of 2002. This goodwill was established in connection with the acquisition of Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of PMSI and JJFMSI, both of which were privately held service companies that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of,” or SFAS 121, and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of our management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified. We adopted SFAS 144 on January 1, 2002.

Due to the sale of our interest in a juvenile facility during the second quarter of 2002, and due to the termination of our management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations on our statements of operations for the three and six months ended June 30, 2002. In addition, in accordance with SFAS 144, the operating results for these facilities for all prior comparable periods presented have also been reclassified as discontinued operations. Upon the termination of the management contracts for the Guayama Correctional Center, which occurred on August 6, 2002, and the Delta Correctional Facility, currently expected to occur during the third quarter of 2002, the operating results of these facilities, net of taxes, will also be reported as discontinued operations for all periods presented.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” or SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

During the second quarter of 2002, prior to the required adoption of SFAS 145, we reported an extraordinary charge of approximately $36.7 million associated with the refinancing of our senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. We plan to adopt SFAS 145 on January 1, 2003. Accordingly, in financial reporting periods after adoption, the extraordinary charge reported in the second quarter of 2002 will be reclassified.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our New Senior Bank Credit Facility and certain other indebtedness. The interest on the New Senior Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. We were also exposed to market risk related to our Old Senior Bank Credit Facility prior to its refinancing in May 2002. If the interest rate for our outstanding indebtedness under the Old Senior Bank Credit Facility and the New Senior Bank Credit Facility was 100 basis points higher or lower during the three and six months ended June 30, 2002, our interest expense would have been increased or decreased by approximately $1.5 million and $2.6 million, respectively, including the effects of our interest rate swap agreement discussed below.

As of June 30, 2002, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $10.8 million of senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $101.8 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

Our Old Senior Bank Credit Facility required us to hedge $325.0 million of our floating rate debt. We had entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. The difference between the floating rate and the swap rate was recognized in interest expense each period. The change in the fair value of the swap agreement from period to period was reflected in earnings and was largely due to changing interest rates and the reduction in the remaining life of the swap during the reporting period.

In May 2002, we terminated the interest rate swap agreement at a price of approximately $8.8 million. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. We have achieved interest expense savings as a result of the refinancing completed during the second quarter of 2002, and due to the termination of the interest rate swap agreement.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which was sold on April 10, 2001. We extended a working capital loan to the operator of this facility. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At June 30, 2002, the receivables due to us and denominated in British pounds totaled 4.1 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 8 to the financial statements included in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Note 6 and Note 11 to the financial statements included in Part I.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2002 Annual Meeting of Stockholders was held on May 16, 2002. A total of 22,523,811 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy. At such meeting the following ten nominees for election as directors of the Company were elected without opposition, no nominee for director receiving less than 21,691,365 votes, or 96.3% of the shares represented at the meeting: William F. Andrews, John D. Ferguson, Lucius E. Burch, III, John D. Correnti, John R. Horne, C. Michael Jacobi, Charles L. Overby, John R. Prann, Jr., Joseph V. Russell and Henri L. Wedell. Each director was elected to serve on the Company’s board of directors until the Company’s 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

ITEM 5. OTHER INFORMATION.

Regulation FD Disclosure.

The Company intends to post certain supplemental information and data with respect to the Company’s financial and operating results for the second quarter of 2002 on its website at www.correctionscorp.com under “Investor.” The information to be provided on the Company’s website is referred to herein pursuant to Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, unless the Company specifically incorporates it by reference in a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. By referring to this information, the Company makes no admission as to the materiality of any information that is required to be disclosed solely by reason of Regulation FD or that the information includes material investor information which was not previously publicly available.

The information to be provided on the Company’s website is summary information that is intended to be considered in the context of its SEC filings and other public announcements it makes, by press release or otherwise, from time to time. The Company undertakes no duty or obligation to publicly update or revise the information contained therein, although it may do so from time to time as it believes is warranted. Any such updating may be made through the filing of other reports or documents with the SEC, through press releases or through other public disclosure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Description of Exhibits

4.1	Indenture, dated as of May 3, 2002, by and among the Company, the Company’s subsidiary guarantors, and State Street Bank and Trust Company (as Trustee) with respect to the issuance of the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2002)

4.2	Form of promissory notes representing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2002)

4.3	Second Supplemental Indenture, dated as of April 24, 2002, by and among the Company, the Company’s subsidiary guarantors, and State Street Bank and Trust Company (as Trustee) with respect to the amendment of the terms and covenants of the 12% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2002)

10.1	Third Amended and Restated Credit Agreement, dated as of May 3, 2002, by and among the Company, certain of the Company’s subsidiaries, the several lenders from time to time party thereto, Lehman Brothers Inc., as sole lead arranger and sole book manager, Deutsche Bank Securities Inc. and UBS Warburg LLC, as co-syndication agents, Societe Generale, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent, governing the New Senior Bank Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2002)

10.2	Second Amended and Restated Security Agreement (with Guarantee), dated as of May 3, 2002, by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as administrative agent of the New Senior Bank Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2002)

10.3	Registration Rights Agreement, dated as of May 3, 2002, by and among the Company, the Company’s subsidiary guarantors, and the Initial Purchasers (as defined therein) with respect to the 9 7/8% Senior Notes (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2002)

Exhibit
Number	Description of Exhibits

99.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)  Reports on Form 8-K.

     The following Forms 8-K were filed during the period April 1, 2002 through June 30, 2002:

(1)	Filed April 11, 2002 (earliest event March 26, 2002) reporting in Item 5., a summary of the expected material terms of the New Senior Bank Credit Facility upon completion of the refinancing of the Old Senior Bank Credit Facility.

(2)	Filed April 22, 2002 (earliest event April 19, 2002) reporting in Item 5., reporting the Company’s commencement of a tender offer for its 12% Senior Notes.

(3)	Filed April 25, 2002 (earliest event April 24, 2002) reporting in Item 5., the pricing of the Company’s 9.875% Senior Notes and amendments to the indenture governing the Company’s existing 12% Senior Notes.

(4)	Filed May 7, 2002 (earliest event May 3, 2002) reporting in Item 5., the completion of the refinancing of the Company’s senior indebtedness.

(5)	Filed May 15, 2002 (earliest event May 14, 2002), reporting in Item 4., the dismissal of the Company’s independent auditors, Arthur Andersen LLP, and the engagement of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: August 13, 2002

/s/ John D. Ferguson

John D. Ferguson President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer