Form 10-Q
period 2002-09-30
CORRECTIONS CORP OF AMERICA
filed 2002-11-13
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each class of Common Stock as of October 30, 2002:
Shares of Common Stock, $0.01 par value per share: 27,990,594 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

a)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2002 and December 31, 2001	1

b)	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2002 and 2001	2

c)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2002 and 2001	3

d)	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2002	4

e)	Notes to Condensed Consolidated Financial Statements	5

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$101,832	$46,307
Restricted cash	7,338	12,537
Accounts receivable, net of allowance of $1,170 and $729, respectively	122,488	128,353
Prepaid expenses and other current assets	13,209	13,219
Current assets of discontinued operations	16,117	15,915

Total current assets	260,984	216,331

Property and equipment, net	1,559,367	1,566,218
Investment in direct financing lease	18,484	18,873
Assets held for sale	836	22,312
Goodwill	24,432	104,019
Other assets	25,920	36,593
Non-current assets of discontinued operations	—	6,934

Total assets	$1,890,023	$1,971,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$150,505	$143,345
Income tax payable	55,924	5,772
Distributions payable	5,294	15,853
Fair value of interest rate swap agreement	—	13,564
Current portion of long-term debt	22,261	792,009
Current liabilities of discontinued operations	1,251	6,177

Total current liabilities	235,235	976,720
Long-term debt, net of current portion	938,712	171,591
Deferred tax liabilities	4,767	56,511
Other liabilities	19,131	19,297

Total liabilities	1,197,845	1,224,119

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 4,300 shares issued and outstanding; stated at liquidation preference of $25.00 per share	107,500	107,500
Series B – 4,282 and 3,948 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively; stated at liquidation preference of $24.46 per share	104,749	96,566
Common stock – $0.01 par value; 80,000 shares authorized; 27,989 and 27,921 shares issued and 27,989 and 27,920 shares outstanding at September 30, 2002 and December 31, 2001, respectively	280	279
Additional paid-in capital	1,342,958	1,341,958
Deferred compensation	(1,824)	(3,153)
Retained deficit	(859,987)	(793,236)
Treasury stock, 1 share, at cost, at December 31, 2001	—	(242)
Accumulated other comprehensive loss	(1,498)	(2,511)

Total stockholders’ equity	692,178	747,161

Total liabilities and stockholders’ equity	$1,890,023	$1,971,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE:
Management and other	$244,885	$235,831	$711,700	$696,187
Rental	884	936	2,781	4,781

	245,769	236,767	714,481	700,968

EXPENSES:
Operating	189,057	181,806	554,397	539,637
General and administrative	8,127	8,431	23,662	25,465
Depreciation and amortization	13,414	13,999	38,325	39,443

	210,598	204,236	616,384	604,545

OPERATING INCOME	35,171	32,531	98,097	96,423

OTHER (INCOME) EXPENSE:
Equity in loss of joint venture	90	90	63	265
Interest expense, net	17,959	29,753	69,377	97,242
Change in fair value of interest rate swap agreement	628	5,649	(2,834)	11,945
Loss on disposal of assets	6	180	57	141
Unrealized foreign currency transaction (gain) loss	(115)	(215)	(442)	129

	18,568	35,457	66,221	109,722

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,603	(2,926)	31,876	(13,299)
Income tax benefit	375	361	33,263	1,614

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,978	(2,565)	65,139	(11,685)

Income (loss) from discontinued operations, net of taxes	(713)	2,001	630	6,328
Extraordinary charge	—	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

NET INCOME (LOSS)	16,265	(564)	(51,177)	(5,357)

Distributions to preferred stockholders	(5,292)	(5,114)	(15,574)	(14,915)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$10,973	$(5,678)	$(66,751)	$(20,272)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.42	$(0.31)	$1.79	$(1.10)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.02	0.26
Extraordinary charge	—	—	(1.32)	—
Cumulative effect of accounting change	—	—	(2.90)	—

Net income (loss) available to common stockholders	$0.40	$(0.23)	$(2.41)	$(0.84)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.38	$(0.31)	$1.59	$(1.10)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.02	0.26
Extraordinary charge	—	—	(1.14)	—
Cumulative effect of accounting change	—	—	(2.49)	—

Net income (loss) available to common stockholders	$0.36	$(0.23)	$(2.02)	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,177)	$(5,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,834	40,088
Amortization of debt issuance costs and other non-cash interest	10,436	16,665
Extraordinary charge	36,670	—
Cumulative effect of accounting change	80,276	—
Deferred and other non-cash income taxes	(1,464)	(1,616)
Equity in loss of joint venture	63	265
Loss on disposal of assets	77	141
Change in fair value of interest rate swap agreement	(2,834)	11,945
Unrealized foreign currency transaction (gain) loss	(442)	129
Other non-cash items	1,932	1,774
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	5,392	16,458
Accounts payable, accrued expenses and other liabilities	5,531	(22,606)
Income tax payable	(3,132)	387

Net cash provided by operating activities	122,162	58,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment	(3,075)	—
Expenditures for other capital improvements	(8,826)	(3,151)
(Increase) decrease in restricted cash	5,199	(815)
Proceeds from sale of assets	4,570	116,078
Increase in other assets	(1,679)	(1,300)
Payments received on direct financing leases and notes receivable receivable	425	1,747

Net cash provided by (used in) investing activities	(3,386)	112,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	890,000	—
Borrowings from lines of credit	—	39,000
Scheduled principal repayments	(12,575)	(5,469)
Other principal repayments	(878,938)	(191,181)
Payment of debt issuance and other refinancing and related costs	(35,438)	(572)
Preferred stock issuance costs	(21)	—
Payment to terminate interest rate swap agreement	(8,847)	—
Proceeds from exercise of stock options	303	—
Purchase and retirement of preferred stock	(354)	—
Payment of dividends	(17,381)	(32)
Cash paid for fractional shares	—	(91)

Net cash used in financing activities	(63,251)	(158,345)

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,525	12,487
CASH AND CASH EQUIVALENTS, beginning of period	46,307	20,889

CASH AND CASH EQUIVALENTS, end of period	$101,832	$33,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49,728	$76,633

Income taxes	$4,110	$2,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED AND AMOUNTS IN THOUSANDS)

								Accumulated
	Series A	Series B		Additional				Other
	Preferred	Preferred	Common	Paid-In	Deferred	Retained	Treasury	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Stock	Income (Loss)	Total

Balance as of December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(51,177)	—	—	(51,177)
Change in fair value of interest rate cap	—	—	—	—	—	—	—	(870)	(870)
Amortization of transition adjustment	—	—	—	—	—	—	—	1,883	1,883

Total comprehensive loss	—	—	—	—	—	(51,177)	—	1,013	(50,164)

Distributions to preferred stockholders	—	8,752	—	—	—	(15,574)	—	—	(6,822)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(201)	1,329	—	—	—	961
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	303	—	—	—	—	303
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

Balance as of September 30, 2002	$107,500	$104,749	$280	$1,342,958	$(1,824)	$(859,987)	$—	$(1,498)	$692,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

1.	ORGANIZATION AND OPERATIONS

As of September 30, 2002, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 40 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is not yet in operation. As of September 30, 2002, the Company operated 61 facilities (including the McRae Correctional Facility which is anticipated to commence full operations during the fourth quarter of 2002), with a total design capacity of approximately 60,000 beds in 21 states and the District of Columbia.

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

The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, and Form 8-K reports available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and nine months ended September 30, 2001 goodwill amortization was $2.2 million and $6.6 million, respectively) and goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter, in connection with the annual budgeting process.

Based on the Company’s initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company’s owned and managed facilities during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, a privately-held operating company subsequently also known as Corrections Corporation of America (“Operating Company”). The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc. (“PMSI”) and Juvenile and Jail Facility Management Services, Inc. (“JJFMSI”), both of which were privately held service companies that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company’s statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

SFAS 142 also requires certain previously separately identified intangible assets, such as workforce values, to be reclassified as goodwill. The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein is as follows (in thousands):

	Owned and	Managed-only
	Managed Segment	Segment	Total

Balance as of December 31, 2001	$79,876	$24,143	$104,019
Value of workforce reclassified as goodwill	400	289	689
Impairment adjustment	(80,276)	—	(80,276)

Balance as of September 30, 2002	$—	$24,432	$24,432

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$2,659	$(2,124)	$2,659	$(1,754)
Contract values established in connection with certain business combinations	(25,215)	6,948	(25,215)	6,919

Total	$(22,556)	$4,824	$(22,556)	$5,165

Amortization income, net of amortization expense, for intangible assets and liabilities during the three and nine months ended September 30, 2002 was $0.3 million and $1.6 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2002 and the five succeeding fiscal years is as follows (in thousands):

2002 (remainder)	$(59)
2003	(1,581)
2004	(3,201)
2005	(4,248)
2006	(4,586)
2007	(4,586)

Pro forma results of operations for the three and nine months ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that period are as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2001	2001

Reported net loss available to common stockholders	$(5,678)	$(20,272)
Add: Goodwill amortization	2,165	6,635

Pro forma net loss available to common stockholders	$(3,513)	$(13,637)

Basic and diluted loss per share:
Reported net loss available to common stockholders	$(0.23)	$(0.84)
Goodwill amortization	0.09	0.27

Pro forma net loss available to common stockholders	$(0.14)	$(0.57)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. The Company adopted SFAS 144 on January 1, 2002.

Due to the sale of the Company’s interest in a juvenile facility during the second quarter of 2002, as well as the termination of the Company’s management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility and the termination of the Company’s management contract during the third quarter of 2002 for the Guayama Correctional Center, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations on the Company’s statements of operations for the three and nine months ended September 30, 2002. (See Note 5.) In addition, in accordance with SFAS 144, the operating results for these facilities for all prior comparable periods presented have also been reclassified as discontinued operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” referred to herein as SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

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

During the fourth quarter of 2000, the Company’s management committed to a plan of disposal for certain long-lived assets of the Company, including the Leo Chesney Correctional Center (“Leo Chesney”), located in Live Oak, California, and the Queensgate Correctional Facility (“Queensgate”), located in Cincinnati, Ohio. These facilities are currently leased to third party operators. The facilities, with estimated net realizable values totaling $20.6 million at December 31, 2001, were classified on the consolidated balance sheet as assets held for sale as of December 31, 2001. During the first quarter of 2002, these facilities were reclassified to assets held for use and are included in property and equipment, net, on the condensed consolidated balance sheet at September 30, 2002, because the Company was unable to achieve acceptable sales prices.

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

On June 28, 2002, the Company received notice from the Mississippi Department of Corrections terminating its contract to manage the Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. The Company ceased operations of the facility during October of 2002. However, the State of Mississippi has agreed to expand the management contract at the Wilkinson County Correctional Facility to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. These events are not expected to have a material impact on the Company’s financial statements.

On September 30, 2002, the Company announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium-security Wisconsin inmates. The new contract will replace an existing contract between the Company and the State of Wisconsin effective December 22, 2002. The Company currently manages approximately 3,500 Wisconsin inmates under the existing contract.

On October 28, 2002, the Company announced a lease of its Whiteville, Tennessee facility to Hardeman County, Tennessee which has contracted with the State of Tennessee to manage up to 1,536 inmates. The Company has contracted with Hardeman County to manage the inmates housed in the Whiteville facility.

5.	DISCONTINUED OPERATIONS

As discussed in Note 3, the results of operations, net of taxes, and the assets and liabilities of three facilities located in the Commonwealth of Puerto Rico, and a juvenile facility located in Dallas, Texas and operated by an independent third party operator, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.

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

During the fourth quarter of 2001, the Company obtained an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company’s contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, in the third quarter of 2002 the operating results of this facility, net of taxes, were reported as discontinued operations for all periods presented.

On June 28, 2002, the Company sold its interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility was leased to Community Education Partners, Inc. pursuant to a lease expiring in 2008. Net proceeds from the sale have been used for working capital purposes.

The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE:
Managed-only	$2,238	$11,241	$20,177	$32,794
Rental	—	180	360	533

	2,238	11,421	20,537	33,327

EXPENSES:
Managed-only	2,687	7,746	17,133	23,751
Depreciation and amortization	163	212	2,509	645

	2,850	7,958	19,642	24,396

OPERATING INCOME (LOSS)	(612)	3,463	895	8,931

OTHER INCOME (EXPENSE):
Interest income	135	116	355	490
Loss on disposal of assets	(111)	—	(20)	—

	24	116	335	490

INCOME (LOSS) BEFORE INCOME TAXES	(588)	3,579	1,230	9,421
Income tax expense	(125)	(1,578)	(600)	(3,093)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(713)	$2,001	$630	$6,328

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2002	December 31, 2001

ASSETS
Accounts receivable	$16,049	$15,725
Prepaid expenses and other current assets	68	190

Total current assets	16,117	15,915
Property and equipment, net	—	6,934

Total assets	$16,117	$22,849

LIABILITIES
Accounts payable and accrued expenses	$331	$1,812
Income tax payable	920	4,365

Total current liabilities	$1,251	$6,177

6.	DEBT

Debt outstanding as of September 30, 2002 and December 31, 2001 consists of the following:

	September 30,	December 31,
	2002		2001

		(in thousands)
New Senior Bank Credit Facility:

Term loans, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 5.30% at September 30, 2002.	$629,675	$	—

Old Senior Bank Credit Facility:

Term loans, with quarterly principal payments of $2.2 million with unpaid balance due December 31, 2002; interest payable periodically at variable interest rates. The interest rate was 7.41% at December 31, 2001. This debt was refinanced in the second quarter of 2002, as further discussed below.	—		791,906

9.875% Senior Notes, principal due at maturity in May 2009, interest payable semi-annually in May and November at 9.875%.	250,000		—

12.0% Senior Notes, principal due at maturity in June 2006, interest payable semi-annually in June and December at 12.0%. A substantial portion of these notes was redeemed in the second quarter of 2002 in connection with the refinancing further discussed below.	10,795		100,000

10.0% Convertible Subordinated Notes, principal due at maturity in December 2008, interest payable semi-annually in June and December at 10.0%. In addition, contingent interest, with a balance of $11.5 million at September 30, 2002, accrues at 5.5% and is payable upon each of December 31, 2003 and repayment of the notes, unless the holders convert the notes into common stock or unless the common stock meets a “target price” as defined in the note purchase agreement.	40,000		40,000

8.0% Convertible Subordinated Notes, principal due at maturity in February 2005 with call provisions beginning in February 2003; interest payable quarterly at 8.0%.	30,000		30,000

10.0% Convertible Subordinated Notes, principal due at maturity in December 2003; interest payable semi-annually at 10.0%. These notes were converted into approximately 0.1 million shares of common stock on January 14, 2002, as further discussed below.	—		1,114

Other	503		580

	960,973		963,600
Less: Current portion of long-term debt	(22,261)		(792,009)

	$938,712		$171,591

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

The indenture governing the 9.875% Senior Notes contains certain customary covenants that, subject to certain exceptions and qualifications, restrict the Company’s ability to, among other things: make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of the Company’s assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the 9.875% Senior Notes. The offer price for the 9.875% Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the 9.875% Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The 9.875% Senior Notes are also subject to certain cross-default provisions with the terms of the Company’s other indebtedness.

Pursuant to the terms and conditions of a Registration Rights Agreement by and among the Company, the Company’s subsidiary guarantors, and the initial purchasers, dated as of May 3, 2002, on July 18, 2002, the Company and the Company’s subsidiary guarantors filed a registration statement with the SEC relating to an offer to exchange the 9.875% Senior Notes and related guarantees for publicly tradable notes and guarantees on substantially identical terms. The Registration Rights Agreement required that the Company cause the registration statement to be declared effective by the SEC within 180 days from the date of the original issuance of the 9.875% Senior Notes. As of October 30, 2002 and as of the date hereof, the registration statement has not been declared effective by the SEC. As a result, on October 31, 2002, the Company began to incur liquidated damages, payable to the current holders of the notes, at an initial rate for the first 90-day period of $0.05 per week per $1,000 principal amount of the 9.875% Senior Notes. This initial rate will increase by $0.05 per week per $1,000 principal amount of the 9.875% Senior Notes for each subsequent 90-day period up to a maximum aggregate rate of $0.50 per week. Once the registration statement is declared effective and the exchange offer is commenced, the Company will be relieved of its obligation to pay liquidated damages. The Company continues to pursue an effective registration statement, but can provide no assurance as to when and if it will be declared effective.

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

The Term Loan A Facility and the Term Loan B Facility are repayable in quarterly installments in an aggregate principal amount for each year as set forth below (in thousands):

	Term Loan A Facility	Term Loan B Facility		Total

2002 (remainder)	$3,750	$1,412	$5,162
2003	17,250	5,650	22,900
2004	20,250	5,650	25,900
2005	21,000	5,650	26,650
2006	5,250	5,650	10,900
2007	—	377,138	377,138
2008	—	161,025	161,025

Total	$67,500	$562,175	$629,675

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

The Company is required to pay interest semi-annually and principal upon maturity on the remaining 12% Senior Notes outstanding, in accordance with the original terms of such notes.

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

The Company believes it is currently in compliance with all of its debt covenants.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

NUMERATOR
Basic:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$11,686	$(7,679)	$49,565	$(26,600)
Income (loss) from discontinued operations, net of taxes	(713)	2,001	630	6,328
Extraordinary charge	—	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

Net income (loss) available to common stockholders	$10,973	$(5,678)	$(66,751)	$(20,272)

Diluted:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$11,686	$(7,679)	$49,565	$(26,600)
Interest expense applicable to convertible notes	605	—	1,795	—

Diluted income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	12,291	(7,679)	51,360	(26,600)
Income (loss) from discontinued operations, net of taxes	(713)	2,001	630	6,328
Extraordinary charge	—	—	(36,670)	—
Cumulative effect of accounting change	—	—	(80,276)	—

Diluted net income (loss) available to
common stockholders	$11,578	$(5,678)	$(64,956)	$(20,272)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

DENOMINATOR
Basic:
Weighted average common shares outstanding	27,682	24,749	27,661	24,215

Diluted:
Weighted average common shares outstanding	27,682	24,749	27,661	24,215
Effect of dilutive securities:
Stock options and warrants	556	—	618	—
Stockholder litigation	310	—	310	—
Convertible notes	3,370	—	3,370	—
Restricted stock-based compensation	244	—	248	—

Weighted average shares and assumed conversions	32,162	24,749	32,207	24,215

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.42	$(0.31)	$1.79	$(1.10)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.02	0.26
Extraordinary charge	—	—	(1.32)	—
Cumulative effect of accounting change	—	—	(2.90)	—

Net income (loss) available to common stockholders	$0.40	$(0.23)	$(2.41)	$(0.84)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$0.38	$(0.31)	$1.59	$(1.10)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.02	0.26
Extraordinary charge	—	—	(1.14)	—
Cumulative effect of accounting change	—	—	(2.49)	—

Net income (loss) available to common stockholders	$0.36	$(0.23)	$(2.02)	$(0.84)

The Company’s $40.0 million convertible subordinated notes were convertible into 3.4 million shares of common stock for each of the three and nine months ended September 30, 2002, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share, as the effect of their inclusion was anti-dilutive.

The Company’s restricted stock, stock options, and warrants were convertible into 0.8 million and 0.5 million shares, respectively, for the three and nine months ended September 30, 2001, using the treasury stock method. The Company’s convertible subordinated notes were convertible into 6.8 million shares for each of the three and nine months ended September 30, 2001, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001, as the effect of their inclusion was anti-dilutive.

For the three and nine months ended September 30, 2001, 3.1 and 3.5 million shares, respectively, of common stock were contingently issuable under terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001, as the effect of their inclusion was anti-dilutive. All of these shares, with the exception of approximately 0.3 million shares, were issued during the fourth quarter of 2001.

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

The IRS agent’s report related to 1998 and 1997 included a determination by the IRS to increase taxable income by approximately $120.0 million. The Company appealed the IRS’s findings with the Appeals Office of the IRS. On October 24, 2002 the Company entered into a definitive settlement agreement with the IRS in connection with the IRS’s audit of Old CCA’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, the Company expects to pay approximately $46.8 million in cash to satisfy federal taxes and interest. As a result of this settlement, the Company will also owe approximately $7.6 million in state taxes and interest. Substantially all of these amounts will be paid during the fourth quarter of 2002 with cash on hand.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year will not trigger any additional distribution requirements by the Company in order to preserve the Company’s status as a real estate investment trust for federal income tax purposes for 1999. The adjustments will, however, serve to increase the Company’s accumulated earnings and profits in 2002 and therefore may affect the taxability of dividends paid by the Company on its Series A and Series B Preferred Stock in 2002 and later years.

Based on the terms of the settlement, the amount previously reserved for this matter, and the Company’s current estimates of taxable income for 2002, the settlement is not expected to result in either a material tax benefit or tax expense to the Company for 2002. In addition, due to the Job Creation and Worker Assistance Act of 2002, the settlement will create an opportunity for the Company to utilize any 2002 tax losses to claim a refund of a currently indeterminate portion of the taxes to be paid.

The Company is continuing to appeal the IRS’s findings with respect to the IRS’s audit of Old CCA’s 1998 federal income tax return. The Company does not currently expect, however, that the resolution of the 1998 audit will have a material adverse effect on the Company’s liquidity or results of operations.

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

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, effective January 1, 2001. At September 30, 2002, the Company’s derivative instruments included an interest rate cap agreement. In the future the Company’s derivative instruments will also include a written option embedded in an 8.0%, $2.9 million subordinated promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the state court portion of a stockholder litigation settlement completed during 2001. As described below, the issuance of these shares, the promissory note, and the written option are currently expected to occur during the fourth quarter of 2002. Also as described below, this promissory note, and therefore the embedded written option, may be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009.

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

The Company had not met the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and reflected in earnings the change in the estimated fair value of the interest rate swap agreement each reporting period. In accordance with SFAS 133, as amended, the Company recorded a non-cash gain of $2.8 million for the change in fair value of the interest rate swap agreement for the nine months ended September 30, 2002, which is net of $1.9 million for amortization of the transition adjustment. The Company was no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, the Company terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, the Company will continue to amortize the unamortized portion of the transition adjustment of $0.6 million as of September 30, 2002, as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company expects to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003, and $0.6 million in 2004. The Company has met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $0.1 million as of September 30, 2002 was included in other assets on the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $0.9 million during the nine months ended September 30, 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company’s exposure to interest rate risk in the future, or that the Company will be able to continue to meet the hedge accounting criteria under SFAS 133.

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

While the state court portion of the stockholder litigation settlement has also been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance of approximately 0.3 million additional shares of the Company’s common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent the

Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the accompanying consolidated balance sheet as of September 30, 2002, the issuance of the note is currently expected to have a favorable impact on the Company’s consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company’s stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

10.	SEGMENT REPORTING

As of September 30, 2002, the Company owned and managed 37 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2001 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two operating segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one operating segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands). Intangible assets are not included in each segment’s reportable assets and the amortization of intangible assets is not included in the determination of a segment’s facility contribution:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Owned and managed	$161,888	$156,417	$472,182	$463,620
Managed-only	78,815	75,114	227,390	219,513

Total management revenue	240,703	231,531	699,572	683,133

Operating expenses:
Owned and managed	121,952	116,249	355,912	347,141
Managed-only	62,914	60,887	185,518	179,937

Total operating expenses	184,866	177,136	541,430	527,078

Facility contribution:
Owned and managed	39,936	40,168	116,270	116,479
Managed-only	15,901	14,227	41,872	39,576

Total facility contribution	55,837	54,395	158,142	156,055
Other revenue (expense):
Rental and other revenue	5,066	5,236	14,909	17,835
Other operating expense	(4,191)	(4,670)	(12,967)	(12,559)
General and administrative	(8,127)	(8,431)	(23,662)	(25,465)
Depreciation and amortization	(13,414)	(13,999)	(38,325)	(39,443)

Operating income	$35,171	$32,531	$98,097	$96,423

	September 30, 2002	December 31, 2001

Assets:
Owned and managed	$1,568,781	$1,597,697
Managed-only	65,526	68,197
Corporate and other	239,599	282,537
Discontinued operations	16,117	22,849

Total assets	$1,890,023	$1,971,280

11.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 2002 and 2001, the Company issued $8.8 million and $8.1 million, respectively, of Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date pursuant to the terms of the Series B Preferred Stock as contained in the Company’s charter. Additionally, the Company issued approximately 94,000 shares of common stock on January 14, 2002 due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes. During the nine months ended September 30, 2001, the Company issued 1.6 million shares of common stock in partial satisfaction of the stockholder litigation discussed in Notes 7 and 9. As a result of this settlement payment, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by, $15.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	the growth in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	tax related risks, particularly with respect to our operation so as to preserve our ability to qualify as a real estate investment trust for the year ended December 31, 1999; and

•	general economic and market conditions.

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

OVERVIEW

The Company

As of September 30, 2002, we owned 40 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of September 30, 2002, we operated 61 facilities (including our McRae, Georgia facility which we anticipate will commence full operations during the fourth quarter of 2002), with a total design capacity of approximately 60,000 beds in 21 states and the District of Columbia.

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

Our website address is www.correctionscorp.com. We make our Form 10K, Form 10-Q, and Form 8-K reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

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

Accounts receivable. As of September 30, 2002, accounts receivable included $16.0 million from the Commonwealth of Puerto Rico, classified as current assets of discontinued operations due to the termination in May 2002 of the contracts to manage the Ponce Adult Correctional Facility and the Ponce Young Adult Correctional Facility, both located in Ponce, Puerto Rico, as well as the termination in August 2002 of the contract to manage the Guayama Correctional Center, located in Guayama, Puerto Rico. We currently believe that we will collect these amounts due from the Commonwealth of Puerto Rico. While the Commonwealth of Puerto Rico has historically been a slow payer of outstanding charges, we do not believe that the termination of the management contracts has had or will have any impact on the collectibility of the amounts outstanding. The Commonwealth of Puerto Rico has not disputed any of the amounts outstanding, and has recently acknowledged amounts due. Accordingly, no allowance for doubtful accounts has been established for the accounts receivable balance due from the Commonwealth of Puerto Rico. Subsequent to quarter-end, the Commonwealth of Puerto Rico paid approximately $2.2 million of the outstanding accounts receivable balance as of September 30, 2002. We can provide no assurance, however, as to whether or when we will collect all or a portion of the remaining amounts due from the

Commonwealth of Puerto Rico. Non-payment of remaining amounts due could have a material adverse impact on our financial position, results of operations and cash flows.

Asset impairments. As of September 30, 2002, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and nine months ended September 30, 2001 goodwill amortization was $2.2 million and $6.6 million, respectively) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in connection with our annual budgeting process.

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

Income taxes. As of September 30, 2002, we had approximately $140.6 million in deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of September 30, 2002, we have provided a valuation allowance to fully reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

As further discussed in Note 8 to our financial statements, on October 24, 2002, we entered into a definitive settlement with the Internal Revenue Service, or the IRS, in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, we expect to pay approximately $46.8 million in cash to satisfy federal taxes and interest. As a result of this settlement, we will also owe approximately $7.6 million in state taxes and interest. Substantially all of these amounts will be paid during the fourth quarter of 2002 with cash on hand.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year will not trigger any additional distribution requirements by us in order to preserve our status as a real estate investment trust for federal income tax purposes for 1999. The adjustments will, however, serve to increase our accumulated earnings and profits in 2002 and therefore may affect the taxability of dividends paid on our Series A and Series B Preferred Stock in 2002 and later years.

Based on the terms of the settlement, the amount previously reserved for this matter, and our current estimate of taxable income for 2002, the settlement is not expected to result in either a material tax benefit or tax expense for 2002. In addition, due to a change in tax law created by the Job Creation and Worker Assistance Act of 2002 which was signed into law in March 2002, the settlement will create an opportunity to utilize any 2002 tax losses to claim a refund of a currently indeterminate portion of the taxes to be paid.

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

Self-funded insurance reserves. As of September 30, 2002, we had approximately $27.5 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health based on our history of claims experience and time lag between the incident date and the date the cost is reported to us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of September 30, 2002, we had approximately $20.0 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2001 Form 10-K. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. In addition, with lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances and net cash provided by operations. We may also sell non-strategic assets and apply the net proceeds to pay-down our outstanding indebtedness.

As of September 30, 2002, our liquidity was provided by cash on hand of approximately $101.8 million and $60.2 million available under a $75.0 million revolving credit facility. We expect to utilize approximately $54.4 million of cash on hand during the fourth quarter of 2002 to satisfy the aforementioned settlement with respect to the IRS’s audit of our predecessor’s 1997 federal income tax return. During the nine months ended September 30, 2002, we generated $122.2 million in cash through operating activities, and as of September 30, 2002, we had net working capital of $25.7 million. We currently expect to be able to meet our cash expenditure requirements for the next year.

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

During 2001, we were successful in repositioning our capital structure for a comprehensive refinancing of our senior indebtedness, including primarily the Old Senior Bank Credit Facility. We paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash. We improved operating margins, increased occupancy rates, and settled a number of significant outstanding legal matters on terms we believe were favorable.

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

The indenture governing the 9.875% Senior Notes contains certain customary covenants that, subject to certain exceptions and qualifications, restrict our ability to, among other things: make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of our assets; and enter into transactions with affiliates. In addition, if we sell certain assets (and generally do not use the proceeds of such sales for certain specified purposes) or experience specific kinds of changes in control, we must offer to repurchase all or a portion of the 9.875% Senior Notes. The offer price for the 9.875% Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the 9.875% Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The 9.875% Senior Notes are also subject to certain cross-default provisions with the terms of our other indebtedness.

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

The Term Loan A Facility is repayable in quarterly installments, which commenced on June 30, 2002, in an aggregate principal amount for each year as follows: $15.0 million in year one, $18.0 million in year two, $21.0 million in year three, and $21.0 million in year four. The Term Loan B Facility is repayable in nominal quarterly installments of approximately $1.4 million, which commenced on June 30, 2002, for the first five years and in substantial quarterly installments during the final year.

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

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2002, was $122.2 million, compared with $58.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002 and the change in fair value of the interest rate swap agreement, and the extraordinary charge related to the comprehensive refinancing completed on May 3, 2002. Income tax refunds of $30.6 million during the first quarter of 2001 and $32.2 million during the second quarter of 2002 contributed to the cash generated from operating activities in both years. The income tax refund received in 2002 was due to a change in federal income tax law that became effective in March 2002. The increase in cash provided by operating activities was also due to a significant reduction in interest, primarily resulting from the pay-down of debt balances, the successful refinancing completed in May 2002, and due to lower market interest rates.

Investing Activities

Our cash flow used in investing activities was $3.4 million for the nine months ended September 30, 2002, and was primarily attributable to capital expenditures during the period of $11.9 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million. In addition, we received refunds of restricted cash totaling approximately $5.2 million primarily used as collateral for workers’ compensation claims. We elected to post letters of credit from our Revolving Loan to replace the collateral on such claims. Our cash flow provided by investing activities was $112.6 million for the nine months ended September 30, 2001, and was primarily attributable to the proceeds received from the sales of our Mountain View Correctional Facility, located in Spruce Pine, North Carolina, on March 16, 2001, our Agecroft facility, located in Salford, England, on April 10, 2001, and our Pamlico Correctional Facility, located in Bayboro, North Carolina, on June 28, 2001.

Financing Activities

Our cash flow used in financing activities was $63.3 million for the nine months ended September 30, 2002, compared with $158.3 million for the same period in the prior year. Proceeds from the issuance on May 3, 2002 of the 9.875% Senior Notes and the New Senior Bank Credit Facility were largely offset by the repayment of the Old Senior Bank Credit Facility and the redemption of substantially all of the 12% Senior Notes. However, we also paid debt issuance costs of $35.4 million in connection with this comprehensive refinancing, and an additional $8.8 million to terminate the interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our Series A Preferred Stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our

Series A Preferred Stock during each of the second and third quarter of 2002. Net payments on debt during the first nine months of 2001 totaled $157.7 million and primarily consisted of the net cash proceeds received from the sale of the Mountain View Correctional Facility, the Agecroft facility and the Pamlico Correctional Facility that were immediately applied to amounts outstanding under the Old Senior Bank Credit Facility. Net payments on debt also included a lump sum payment of $35.0 million on the Old Senior Bank Credit Facility with cash on hand.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2000	40	28	4	2	74

Sale of the Mountain View Correctional Facility	(1)	—	—	—	(1)
Sale of Agecroft Properties, Inc., which owned an interest in the Agecroft facility located in Salford, England	(1)	—	—	—	(1)
Sale of the Pamlico Correctional Facility	(1)	—	—	—	(1)
Termination of the management contract for the Brownfield Intermediate Sanction Facility	—	(1)	—	—	(1)
Sale of the Southern Nevada Women’s Correctional Center, and due to the amendment of the previous contract terms, continued management of the facility	(1)	1	—	—	—

Facilities as of December 31, 2001	36	28	4	2	70

Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination of the management contract for the Ponce Young Adult Correctional Facility	—	(1)	—	—	(1)
Termination of the management contract for the Ponce Adult Correctional Facility	—	(1)	—	—	(1)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Termination of the management contract for the Guayama Correctional Center	—	(1)	—	—	(1)

Facilities as of September 30, 2002	37	24	3	1	65

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

We generated net income available to common stockholders of $11.0 million, or $0.36 per diluted share, for the three months ended September 30, 2002, compared with a net loss available to common stockholders of $5.7 million, or $0.23 per diluted share, for the three months ended September 30, 2001. Contributing to the net income for the three-month period in 2002, as compared to the same period in the previous year, was an $11.8 million reduction in net interest expense. The reduction in net interest expense was due to the comprehensive refinancing completed in May of 2002, as well as the reduction of debt balances outstanding through the sale of fixed assets and internally generated cash, and lower market interest rates. Additionally, in connection with the comprehensive refinancing, we terminated an interest rate swap in May 2002. The termination of the interest rate swap contributed to a $5.0 million improvement in the change in fair value of the interest rate swap agreement during the third quarter of 2002, as compared to the same quarter in the previous year.

During the nine months ended September 30, 2002, we incurred a net loss available to common stockholders of $66.8 million, or $2.02 per diluted share, compared with a net loss available to common stockholders of $20.3 million, or $0.84 per diluted share, for the same period in the previous year. Contributing to the net loss for the nine-month period in 2002 was a non-cash charge for the cumulative effect of accounting change for goodwill of $80.3 million, or $2.49 per diluted share, related to the adoption of SFAS 142 during the first quarter of 2002 and the extraordinary charge of $36.7 million, or $1.14 per diluted share, incurred in connection with the comprehensive refinancing completed during the second quarter of 2002. The cumulative effect of accounting change and the extraordinary charge were partially offset by a one-time cash income tax benefit of $32.2 million during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of man-days during the period. A man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day were as follows for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenue per compensated man-day	$49.33	$48.16	$49.14	$47.90
Operating expenses per compensated man-day:
Fixed expense	27.33	27.34	27.83	27.15
Variable expense	10.56	9.51	10.20	9.80

Total	37.89	36.85	38.03	36.95

Operating margin per compensated man-day	$11.44	$11.31	$11.11	$10.95

Operating margin	23.2%	23.5%	22.6%	22.9%

Average compensated occupancy	90.6%	88.8%	89.0%	88.7%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the three months ended September 30, 2002 and 2001, totaled $244.9 million and $235.8 million, respectively. Management and other revenue for the nine months ended September 30, 2002 and 2001 totaled $711.7 million and $696.2 million, respectively. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Immigration and Naturalization Service, or the INS, remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated approximately 27% of our total management revenue for the nine months ended September 30, 2002. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term. In addition, where customers have requested a reduction in per-diem rates, we have been somewhat successful in mitigating the reduction in revenue by obtaining the flexibility to reduce our operating expenses, such as through the reduction in the use of our various program services or through the consolidation of inmates into fewer facilities.

On May 30, 2002, we were awarded a contract by the BOP to house approximately 1,500 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The McRae facility is substantially complete and unoccupied. We could earn revenues of up to $109 million in the first three years of the contract, and expect to incur approximately $6 million of additional capital expenditures to prepare this facility for operations pursuant to BOP specifications. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and is expected to commence late in the fourth quarter of 2002, resulting in an increase in management and other revenue upon commencement. However, start-up expenses will be incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, which will result in additional operating expenses before any revenue is generated, resulting in a reduction in net income in the short-term.

Operating expenses totaled $189.1 million and $181.8 million for the three months ended September 30, 2002 and 2001, respectively. Operating expenses for the nine months ended September 30, 2002 and 2001 totaled $554.4 million and $539.6 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During 2001, we incurred wage increases due to tight labor markets, particularly for correctional officers. However, as the unemployment rate has increased, we have seen an increase in the availability of potential employees, providing some moderation to the trend of increasing salary requirements. Nonetheless, the market for correctional officers has remained challenging. The turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We are developing strategies to reduce our turnover rate, but we can provide no assurance that these strategies will be successful. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the three and nine months ended September 30, 2002, as compared to the same periods in the prior year. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in claims experience or increasing employee medical costs in general. We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, are currently expected to increase due to several recent high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

During the first quarter of 2001, we hired a General Counsel to manage our legal matters and to develop procedures to minimize the incidence of litigation in the future. We have been able to settle numerous cases on terms we believe are favorable. In addition, during the first quarter of 2002, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to variable operating expenses of approximately $1.0 million during the first quarter of 2002. However, during the second and third quarters of 2002, variable operating expenses included $1.7 million and $2.6 million, respectively, for an overall increase in potential exposure for certain legal proceedings, none of which was individually significant. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Operating expenses included $0.1 million and $0.3 million for estimated legal proceedings and settlements during the three and nine months ended September 30, 2001, respectively, contributing to the increase in variable expenses and slight reduction in operating margins for the three and nine months ended September 30, 2002 compared with the same periods in the prior year.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Owned and Managed Facilities:
Revenue per compensated man-day	$54.33	$53.68	$54.65	$53.38
Operating expenses per compensated man-day:
Fixed expense	29.29	29.25	29.87	28.93
Variable expense	11.64	10.65	11.32	11.04

Total	40.93	39.90	41.19	39.97

Operating margin per compensated man-day	$13.40	$13.78	$13.46	$13.41

Operating margin	24.7%	25.7%	24.6%	25.1%

Average compensated occupancy	84.5%	82.7%	82.6%	83.0%

Managed Only Facilities:
Revenue per compensated man-day	$41.48	$39.67	$40.65	$39.36
Operating expenses per compensated man-day:
Fixed expense	24.25	24.39	24.69	24.38
Variable expense	8.86	7.76	8.47	7.88

Total	33.11	32.15	33.16	32.26

Operating margin per compensated man-day	$8.37	$7.52	$7.49	$7.10

Operating margin	20.2%	19.0%	18.4%	18.0%

Average compensated occupancy	102.2%	100.3%	101.1%	99.4%

Owned and Managed Facilities

During the first quarter of 2001, the State of Georgia began filling two of our facilities that had been expanded during 2000 to accommodate an additional 524 beds at each facility, contributing to an increase in management and other revenue at these facilities for the nine-month period in 2002 compared with the same period in the prior year.

During the second quarter of 2001, we were informed that our contract with the District of Columbia to house its inmates in our Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium-security prison. The District of Columbia began transferring inmates out of the facility during the second quarter of 2001 and completed the process in July 2001. Total management and other revenue at this facility was approximately $0.1 million and $6.4 million, respectively, during the three and nine months ended September 30, 2001. The related operating expenses at this facility were $0.8 million and $10.8 million, respectively, during the three and nine months ended September 30, 2001. While no revenue is currently generated from this facility, we incurred approximately $0.7 million and $2.2 million, respectively, of operating expenses during the three and nine months ended September 30, 2002 for real estate taxes, utilities, insurance and other necessary expenses associated with owning the facility. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Center to the BOP, and are also continually exploring opportunities to reopen the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to reopen this facility.

During 2001, we provided correctional services for the State of Wisconsin at four of our facilities. During the fourth quarter of 2001, due to a short-term decline in the State of Wisconsin’s inmate population, the State transferred approximately 675 inmates out of our 1,536-bed Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State’s correctional system. Although the State of Wisconsin continued transferring inmates out of our facilities during the first quarter of 2002, our population of Wisconsin inmates has gradually increased during the second and third quarters of 2002, primarily at our 1,338-bed Prairie Correctional Facility, located in Appleton, Minnesota. However, the population of Wisconsin inmates at the Whiteville Correctional Facility has remained consistent at approximately 775 inmates during the second and third quarters of 2002. Total management revenue at the Whiteville facility decreased $2.3 million, or 41.8%, during the third quarter of 2002 from the third quarter of 2001. Total management revenue at this facility decreased $8.5 million, or 49.9%, from the first nine months of 2001.

During September 2002, we announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium-security Wisconsin inmates. The new contract will replace an existing contract with the State of Wisconsin effective December 22, 2002. We currently manage approximately 3,500 Wisconsin inmates under the existing contract.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium-security inmates from the State of Tennessee in the Whiteville Correctional Facility. We have begun to receive inmates at the facility, and expect to continue to receive inmates under this contract into the first quarter of 2003.

Due to an increase in population at our 2,304-bed Central Arizona Detention Center primarily from the USMS and the INS, management revenue increased during the three and nine month periods ended September 30, 2002 from the comparable periods in 2001, by $3.1 million and $6.3 million, respectively.

Managed-Only Facilities

During the fourth quarter of 2001, we committed to a plan to terminate a management contract at the Southwest Indiana Regional Youth Village, a 188-bed juvenile facility located in Vincennes, Indiana. During the first quarter of 2002, we entered into a mutual agreement with Children and Family Services Corporation, or CFSC, to terminate our management contract at the facility, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved. The termination of this management contract has not had a material impact on our financial statements. Because management committed to the termination of this management contract prior to the effective date of SFAS 144, the results of operations were not reported in discontinued operations.

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility during October of 2002. However, the State of Mississippi has agreed to expand the management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. These events are not expected to have a material impact on our financial statements.

During July 2002, we renewed our contract with Tulsa County, Oklahoma, for the management of inmates at the David L. Moss Criminal Justice Center. The contract renewal included an increase in the per-diem rate, and also shifted to Tulsa County, the burden of certain utility expenses, resulting in a modest improvement in profitability for the management of this facility during the third quarter of 2002, compared with the same period in the prior year.

Rental revenue

Rental revenue was $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2002, compared with $0.9 million and $4.8 million, respectively, during the same periods in the prior year. Rental revenue was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue has been received for these facilities during the nine months ended September 30, 2002. For the nine months ended September 30, 2001, rental revenue for these facilities totaled $2.0 million.

General and administrative expense

For the three months ended September 30, 2002 and 2001, general and administrative expenses totaled $8.1 million and $8.4 million, respectively, while general and administrative expenses totaled $23.7 million and $25.5 million, respectively, for the nine months ended September 30, 2002 and 2001. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and decreased from the first nine months of 2001 primarily due to a reduction in salaries and benefits, including incentive compensation, combined with a reduction in professional services, during 2002 compared with 2001.

Depreciation and amortization

For the three months ended September 30, 2002 and 2001, depreciation and amortization expense totaled $13.4 million and $14.0 million, respectively, while depreciation and amortization expense totaled $38.3 million and $39.4 million, respectively, for the nine months ended September 30, 2002 and 2001. Amortization expense for the three and nine months ended September 30, 2001 included approximately $2.2 million and $6.6 million, respectively, for goodwill that was established in connection with acquisitions occurring in 2000. Goodwill was no longer subject to amortization effective January 1, 2002, in accordance with a new accounting pronouncement, as further discussed under “Recent Accounting Pronouncements” herein. Amortization expense during the three and nine months ended September 30, 2001 is also net of a reduction to amortization expense of $1.5 million and $7.0 million, respectively, for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, the reduction to amortization expense during the three and nine months ended September 30, 2002 was $0.4 million and $1.9 million, respectively.

Interest expense, net

Interest expense, net, is reported net of interest income for the three and nine months ended September 30, 2002 and 2001. Gross interest expense was $19.3 million and $31.2 million, respectively, for the three months ended September 30, 2002 and 2001, and gross interest expense was $72.8 million and $103.5 million, respectively, for the nine months ended September 30, 2002 and 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the New Senior Bank Credit Facility, the Old Senior Bank Credit Facility, the 9.875% Senior Notes, the 12% Senior Notes, net settlements on an interest rate swap, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to lower average outstanding indebtedness, the comprehensive refinancing completed on May 3, 2002, which decreased the interest rate spread on the New Senior Bank Credit Facility, the termination of the interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment. During 2001, we paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash.

Gross interest income was $1.3 million and $1.5 million, respectively, for three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, gross interest income was $3.4 million and $6.3 million, respectively. Gross interest income is earned on cash collateral requirements, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women’s Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no interest income was received on this lease during the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, interest income for this lease totaled $0.3 million and $0.9 million, respectively. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

Change in fair value of derivative instruments

In accordance with SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement. A negative fair value represented the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded non-cash charges of $0.6 and $5.6 million for the change in fair value of the swap agreement for the three months ended September 30, 2002 and 2001, respectively, which includes $0.6 million for amortization of the transition adjustment during each period. For the nine months ended September 30, 2002 and 2001, we recorded a $2.8 million non-cash gain and a $11.9 million non-cash charge, respectively, for the change in fair value of the swap agreement, which includes $1.9 million for amortization of the transition adjustment during each period. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we will continue to amortize the unamortized portion of the transition adjustment of $0.6 million as of September 30, 2002, as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $0.1 million as of September 30, 2002 was included in other assets on the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $0.9 million during the nine months ended September 30, 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

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

While the state court portion of the stockholder litigation settlement has also been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance of approximately 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of our common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent our common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, we will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the consolidated balance sheet as of September 30, 2002, the issuance of the note is currently expected to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined. The note is currently expected to be issued during the fourth quarter of 2002.

Income tax expense

We generated an income tax benefit of approximately $0.4 million for each of the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, we generated an income tax benefit of $33.3 million and $1.6 million, respectively. The increase in the income tax benefit during the nine months ended September 30, 2002, primarily resulted from the Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002. Among other changes, the tax law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

Our taxable income for 1997 was increased substantially in connection with the aforementioned settlement with the IRS with respect to the audit of our predecessor’s 1997 federal income tax return. The Job Creation and Worker Assistance Act of 2002 creates an opportunity to utilize any 2002 tax losses, including deductions for state income taxes and interest associated with the settlement, to claim a refund of a portion of the taxes to be paid in connection with the settlement, since such losses can be carried back to offset taxable income generated in 1997. We also plan to pursue additional tax strategies to maximize the refund opportunity. However, we cannot currently estimate the potential refunds resulting from these strategies, and can provide no assurance that these strategies will come to fruition.

As of September 30, 2002, our deferred tax assets totaled approximately $140.6 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of September 30, 2002, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium-security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. Due to the transfer of the operations of these facilities to the Commonwealth of Puerto Rico on May 4, 2002, the operating results of these facilities, net of taxes, were reported as discontinued operations for all periods presented. During the nine months ended September 30, 2002, these facilities generated total revenue of $7.9 million and operating expenses of $7.4 million, respectively. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, the operating results of this facility, net of taxes, were reported as discontinued operations for all periods presented. During the three and nine months ended September 30, 2002, this facility generated total revenue of $2.2 million and $12.3 million, respectively, and operating expenses of $2.7 million and $9.7 million, respectively.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale have been used for working capital purposes.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 (for the three and nine months ended September 30, 2001 goodwill amortization was $2.2 million and $6.6 million, respectively) and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

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

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of,” or SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” or APB 30, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of our management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as we do not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. We adopted SFAS 144 on January 1, 2002.

Due to the sale of our interest in a juvenile facility during the second quarter of 2002, as well as the termination of our management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility and the termination of our management contract during the third quarter of 2002 for the Guayama Correctional Center, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations on our statements of operations for the three and nine months ended September 30, 2002. In addition, in accordance with SFAS 144, the operating results for these facilities for all prior comparable periods presented have also been reclassified as discontinued operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our New Senior Bank Credit Facility and certain other indebtedness. The interest on the New Senior Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. We were also exposed to market risk related to our Old Senior Bank Credit Facility prior to its refinancing in May 2002. If the interest rate for our outstanding indebtedness under the Old Senior Bank Credit Facility and the New Senior Bank Credit Facility was 100 basis points higher or lower during the three and nine months ended September 30, 2002, our interest expense would have been increased or decreased by approximately $1.6 million and $4.3 million, respectively, including the effects of our interest rate swap and interest rate cap agreements discussed below.

As of September 30, 2002, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $10.8 million of senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of Series A Preferred Stock with a fixed dividend rate of 8.0% and $104.7 million of Series B Preferred Stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

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

In May 2002, we terminated the interest rate swap agreement at a price of approximately $8.8 million. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which was sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At September 30, 2002, the receivables due to us and denominated in British pounds totaled 4.2 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 4.       CONTROLS AND PROCEDURES.

As of November 5, 2002, an evaluation was performed under the supervision and with the participation of our senior management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our senior management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 5, 2002.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

See Note 8 to the financial statements included in Part I.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Note 6 and Note 11 to the financial statements included in Part I.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.       OTHER INFORMATION.

Regulation FD Disclosure.

The Company intends to post certain supplemental information and data with respect to the Company’s financial and operating results for the third quarter of 2002 on its website at www.correctionscorp.com under “Investor.” The information to be provided on the Company’s website is referred to herein pursuant to Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, unless the Company specifically incorporates it by reference in a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. By referring to this information, the Company makes no admission as to the materiality of any information that is required to be disclosed solely by reason of Regulation FD or that the information includes material investor information which was not previously publicly available.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Description of Exhibits

10.1*	Agreement as to Final Determination of Tax Liability and Specific Matters by and between the Company, as successor to Corrections Corporation of America (a Tennessee corporation) and its subsidiaries and as successor in interest to Mineral Wells R.E., L.P. and United Concept Limited Partnership, and the Department of the Treasury – Internal Revenue Service of the United States (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 28, 2002)

99.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.

**Filed herewith.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the period July 1, 2002 through September 30, 2002.

The following Form 8-K was filed subsequent to September 30, 2002:

(1)	Filed October 28, 2002 (earliest event October 24, 2002) reporting in Item 5., the settlement of the 1997 federal income tax audit and the entering into an agreement to manage inmates from the State of Tennessee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: November 13, 2002

/s/ John D. Ferguson

John D. Ferguson President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer

CERTIFICATIONS

CERTIFICATION OF THE CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, John D. Ferguson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corrections Corporation of America;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date,”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John D. Ferguson

John D. Ferguson President and Chief Executive Officer

CERTIFICATION OF THE CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Irving E. Lingo, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corrections Corporation of America;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date,”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer