Form 10-K
period 2002-12-31
CORRECTIONS CORP OF AMERICA
filed 2003-03-28
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $461,141,586 as of June 28, 2002, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on March 18, 2003 was 28,103,110.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders currently scheduled to be held on May 15, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.
ITEM 1. BUSINESS.
Overview
Operations
The Corrections and Detention Industry
Business Development
Competitive Strengths
Business Strategy
General Development of Business
Capital Strategy
Debt Structure
Equity Structure
Recent Developments
Financial Information About Industry Segments
Government Regulation
Insurance
Employees
Competition
Risk Factors
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
Market Price of and Distributions on Capital Stock
Dividend Policy
Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
CRITICAL ACCOUNTING POLICIES
LIQUIDITY AND CAPITAL RESOURCES
RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
INFLATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III.
ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. CONTROLS AND PROCEDURES.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
INDEX OF EXHIBITS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
FORM OF PROMISSORY NOTE
FIRST AMENDMENT TO RESTATED CREDIT AGREEMENT
2001 RESTRICTED COMMON STOCK PLAN
2001 KEY EMPLOYEE RESTRICTED SERIES B PREFERRED SP
2001 WARDEN RESTRICTED SERIES B PREFERRED SP
A#1 TO EMPLOYMENT AGREEMENT - JOHN D. FERGUSON
EMPLOYMENT AGREEMENT - JAMES A. SEATON
EMPLOYMENT AGREEMENT - KENNETH A. BOULDIN
LIST OF SUBSIDIARIES
CONSENT OF ERNST AND YOUNG LLP
CERTIFICATION OF CEO
CERTIFICATION OF CFO

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2002

Item No.		Page

13.	Certain Relationships and Related Transactions	83
14.	Controls and Procedures	83

PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	84

	SIGNATURES

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular, these include, among other things, statements relating to:

•	the growth in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	tax related risks; and

•	general economic and market conditions.

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

PART I.

ITEM 1. BUSINESS.

Overview

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and four states. At December 31, 2002, we owned 40 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. At December 31, 2002, we operated 60 facilities, including 37 facilities that we owned, with a total design capacity of approximately 59,000 beds in 21 states and the District of Columbia.

We specialize in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. We also provide health care (including medical, dental and psychiatric services), food services and work and recreational programs.

Our website address is www.correctionscorp.com. We make our Form 10-K, Form 10-Q, and Form 8-K reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report.

Operations

Management and Operation of Facilities. Our customers consist of local, state and federal correctional and detention authorities. For the year ended December 31, 2002, federal correctional and detention authorities represented approximately 32% of our total revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons (the “BOP”), the United States Marshals Service (the “USMS”) and the U.S. Immigration and Naturalization Service (the “INS”). Effective March 1, 2003, the INS was integrated with the Department of Homeland Security, and is now known as the Bureau of Immigration and Customs Enforcement.

Our management services contracts typically have terms of one to five years, and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.

We are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For 2002 and 2001, the average compensated occupancy, based on rated capacity, of our facilities was 89.6% and 88.4%, respectively, for all of the facilities we owned or managed exclusive of those discontinued. From a capacity perspective, we currently have two facilities that are substantially vacant and provide us with approximately 3,000 available beds. These beds can be brought on-line with only minimal capital outlays.

Our contracts generally require us to operate each facility in accordance with all applicable laws and regulations. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 80% of the facilities we operate are accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of professionals in the corrections industry that establish standards by which a correctional institution may gain accreditation.

Operating Procedures. Pursuant to the terms of our management contracts, we are responsible for the overall operation of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security and supervision of the offenders. We also provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire General Education Development, or GED, certificates. We also offer vocational training to inmates who lack marketable job skills. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our LifeLine™ program. We believe these programs reduce recidivism.

We operate each facility in accordance with company-wide policies and procedures and the standards and guidelines established by the ACA. The ACA believes its standards safeguard the life, health and safety of offenders and personnel and, accordingly, these standards are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry’s most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food services, inmate supervision and physical plant requirements. We have sought and received ACA accreditation for 47 of the facilities we currently manage, and we intend to apply for ACA accreditation for all of our eligible facilities. The accreditation process is usually completed 18 to 24 months after a facility is opened.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to prisoners being detained by the INS, prisoners who are awaiting trial who have been charged with violations of federal criminal law who are in the custody of the USMS or state criminal law, and prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less.

•	Leased Facilities. Leased facilities are facilities that fall into one of the three foregoing categories and that we own but do not manage.

Facilities and Facility Management Contracts. At December 31, 2002, we owned 40 correctional, detention and juvenile facilities in 14 states and the District of Columbia, three of which we lease to other operators, and one additional facility which is not yet in operation. We also own two corporate office buildings. We have pledged each of the properties we own to secure borrowings under our senior bank credit facility. At December 31, 2002, we leased one of these facilities to a government agency and two of these facilities to private operators. Subsequent to December 31, 2002, we purchased the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Colorado. Additionally, at December 31, 2002, we managed 23 correctional and detention facilities owned by government agencies. Subsequent to year-end our contracts to manage the Okeechobee Juvenile Offender Correctional Center, a 96-bed juvenile facility located in Okeechobee, Florida, and the Lawrenceville Correctional Center, a 1500-bed correctional center located in Lawrenceville, Virginia, were terminated. The following table sets forth all of the facilities we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to another operator, the term of such lease. As set forth in the following table, we have numerous management contracts that expire, or have expired, during 2003 with no remaining renewal options. We have continued, and expect to continue, to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage these facilities.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	May 2003	—

Eloy Detention Center Eloy, Arizona	BOP, INS	1,500	Medium	Detention	February 2004	(5) 1 year

Florence Correctional Center Florence, Arizona	State of Alaska	1,600	Medium	Correctional	June 2003	—

California Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2003	(7) 1 year

San Diego Correctional Facility (D) San Diego, California	INS	1,232	Minimum/ Medium	Detention	December 2003	(1) 1 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2003	(1) 1 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,200	Medium	Correctional	June 2003	(1) 1 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2003	(1) 1 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2003	(1) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	June 2003	(16) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	December 2005	(7) 1 year

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	June 2003	(16) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	483	Maximum	Detention	December 2003	—

Lee Adjustment Center Beattyville, Kentucky	State of Kentucky	748	Minimum/ Medium	Correctional	May 2003	(3) 2 year

Marion Adjustment Center St. Mary, Kentucky	State of Kentucky	790	Minimum	Correctional	December 2003	—

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Otter Creek Correctional Center Wheelwright, Kentucky	State of Indiana	656	Minimum/ Medium	Correctional	January 2003	—

Prairie Correctional Facility Appleton, Minnesota	State of Wisconsin	1,338	Medium	Correctional	December 2005	(2) 1 year

Tallahatchie County Correctional Facility (G), Tutweiler, Mississippi	Tallahatchie County, Mississippi	1,104	Medium	Correctional	May 2003	3 year indefinite

Crossroads Correctional Center (H) Shelby, Montana	State of Montana	512	Multi	Correctional	August 2003	(8) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,072	Medium	Correctional	September 2003	(7) 1 year

New Mexico Women’s Correctional Facility, Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2003	(2) 1 year

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center (I) Youngstown, Ohio	—	2,016	Medium	Correctional	—	—

Cimarron Correctional Facility (J) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2003	—

Davis Correctional Facility (J) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2003	—

Diamondback Correctional Facility Watonga, Oklahoma	State of Oklahoma	2,160	Medium	Correctional	June 2003	—

North Fork Correctional Facility Sayre, Oklahoma	State of Wisconsin	1,440	Medium	Correctional	December 2005	(2) 1 year

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	February 2004	(3) 1 year

Shelby Training Center (K) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility (L) Whiteville, Tennessee	State of Wisconsin	1,536	Medium	Correctional	December 2005	(2) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	August 2003	—

Eden Detention Center Eden, Texas	BOP	1,225	Medium	Correctional	April 2004	—

Houston Processing Center Houston, Texas	INS	411	Medium	Detention	September 2003	—

Laredo Processing Center Laredo, Texas	INS	258	Minimum/ Medium	Detention	March 2003	—

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	August 2003	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	August 2003	—

T. Don Hutto Correctional Center Taylor, Texas	Williamson County, Texas	480	Medium	Correctional	March 2003	—

D.C. Correctional Treatment Facility (M) Washington D.C	District of Columbia	866	Medium	Detention	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2003	(1) 2 year

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	677	Multi	Detention	September 2006	—

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	400	Multi	Detention	September 2005	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	896	Minimum/ Medium	Correctional	June 2003	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	302	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	350	Secure	Correctional	June 2003	(1) 2 year

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2005	—

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	670	Multi	Detention	November 2004	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2003	(1) 2 year

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	January 2004	(1) 2 year

Southern Nevada Women’s Correctional Center, Las Vegas, Nevada	State of Nevada	500	Multi	Correctional	October 2004	3 year indefinite

Elizabeth Detention Center Elizabeth, New Jersey	INS	300	Minimum	Detention	January 2004	(1) 1 year

David L. Moss Criminal Justice Center Tulsa, Oklahoma	Tulsa County, Oklahoma	1,440	Multi	Detention	June 2005	(2) 1 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	576	Multi	Detention	September 2004	(3) 4 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,506	Medium	Correctional	June 2005	(1) 2 year

Tall Trees Memphis, Tennessee	State of Tennessee	63	Non-secure	Juvenile	June 2003	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	June 2003	—

Hardeman County Correctional Facility, Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	July 2005	(1) 2 year

Bartlett State Jail Bartlett, Texas	State of Texas	962	Minimum/ Medium	Correctional	August 2003	—

Liberty County Jail/Juvenile Center Liberty, Texas	USMS	380	Multi	Detention	January 2005	(2) 1 year

Sanders Estes Unit Venus, Texas	State of Texas	1,000	Minimum/ Medium	Correctional	August 2003	—

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/ Leased	June 2003	(3) 1 year

Queensgate Correctional Facility Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/ Leased	February 2004	(3) 1 year

Community Education Partners (N) Houston, Texas	Community Education Partners	—	Non-secure	Owned/ Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of sentenced inmates each facility is designed to accommodate. Facilities housing detainees may exceed the design capacity for sentenced inmates due to the lower level of services required. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per-diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of prisoner populations in a particular facility on December 31, 2002. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correction facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period. This facility is substantially vacant.

(H)	The State of Montana has an option to purchase the facility at fair market value generally at any time during the term of the contract.

(I)	All inmates were transferred out of this facility during 2001 due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders under the custody of the BOP by the end of 2001.

(J)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(K)	Upon the conclusion of the thirty-year lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(L)	The State of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value, as defined.

(M)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(N)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.

Facilities Under Construction or Development. In addition to owning and/or managing the facilities listed in the preceding table, we own the Stewart County Detention Center located in Stewart County, Georgia. The 297,550 square foot medium security facility will have a design capacity of 1,524 beds and is partially complete. We estimate that the facility could be completed with approximately $20.0 million of capital expenditures. At this time, there are no plans to complete this project.

The Corrections and Detention Industry

Growth of the United States Prison Population. According to the Bureau of Justice Statistics, or the BJS, the United States prison population, along with incarceration rates, has increased since 1925, independent of economic cycles. The number of inmates housed in United States federal and state prisons and local jail facilities increased from 1,148,702 at December 31, 1990 to 1,962,220 at December 31, 2001, the latest date such information is available from the BJS. Although the average annual growth rate decreased to 1.3% between December 2000 and December 2001, the average annual growth rate for the federal inmate population remained strong at 7.0%, while the average annual growth rate for state and local inmate populations were 0.4% and 1.6%, respectively.

The average annual growth rate of the prison population in the United States between December 1995 and December 2001 was 3.6%. During this time period, federal, state, and local inmate populations increased 8.2%, 3.0%, and 3.7%, respectively. Federal agencies are collectively our largest customer and accounted for approximately 33% of total management revenue (when aggregating all of our federal contracts) for the year ended December 31, 2002.

Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. At least 22 states and the federal prison system reported operating at 100% or more of their highest capacity in 2001, with the federal prison system operating at 31% above capacity at December 31, 2001.

Further, we believe the moderation in growth rates for state and local inmate populations represent short-term declines resulting from budget difficulties currently experienced by state and local governments, which have utilized alternative sentencing, such as early release programs, parole and half-way houses, in an attempt to manage their budget constraints. However, we do not believe these temporary decisions represent long-term solutions to the prison overcrowding problem.

Benefits of Privatization. The growth of the overall prison population in the United States and the lack of available bed space have led to growth in the private corrections and detention sector since its inception. The prisoner population housed in privately managed facilities in the United States at the end of December 2001 was 91,828, which represented a 5.1% increase over numbers at December 31, 2000. At December 31, 2001, 12.3% of all federal inmates and 5.8% of all state inmates were held in private facilities. Seven states and the District of Columbia, all of which are our customers, housed at least 20% of their prison population in private facilities as of December 31, 2001 — New Mexico (44%), Alaska (32%), Montana (33%), Oklahoma (29%), Idaho (22%), Hawaii (23%), Wyoming (28%), and the District of Columbia (36%).

We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity. In addition, contracting with a private operator allows governmental agencies to add beds without incurring new debt. We believe these advantages translate into significant cost savings for the government end-user.

Continued Demand for Our Services. Despite the slower growth rate of the overall prison population and the state prison population in recent years, we believe that a number of factors will cause this growth rate, and the demand for private prison beds, to increase. As described above, there is a general shortage of available beds in United States correctional and detention facilities, particularly in the federal system. We expect this overcrowding to continue in the future as a result of stricter sentencing guidelines, longer prison sentences and prison terms for juvenile offenders, as well as demographic changes. In addition, state budgeting problems can be expected to result in a curtailment of the construction of new facilities, restricting the public supply of available beds. Industry reports indicate that inmates convicted of violent crimes generally serve approximately one-half of their sentence, with the majority of them being repeat offenders. In addition, the U.S. Census Bureau now projects a steady rise in the number of males between the ages of 18 and 24 years of age. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction and incarceration.

As the result of the terrorist attacks on September 11, 2001, the protection and security of the United States has become a priority for the federal government. As a result, we believe that recently proposed initiatives by the federal government in connection with homeland security should cause the demand for prison beds, including privately managed beds, to increase. The final funding levels for the President’s fiscal 2003 budget included an increase of $27.5 million, or 4.1%, for the USMS, and more than $1.4 billion, or 29.7% for the INS, two of our largest customers. The President’s budget for fiscal year 2004 includes a proposal for $35 billion for homeland security, excluding the department of defense, an increase of $2.5 billion, or 7.6%. If enacted at these levels, spending would have more than doubled from pre-September 11, 2001 levels. This proposed funding is intended to support the agencies’ efforts to prevent illegal entry into the United States and target persons that are a threat to homeland security. We believe that these efforts will likely result in more incarceration and detention, particularly of illegal immigrants, and increased supervision of persons on probation and parole.

Business Development

General

We are currently the nation’s largest provider of outsourced correctional management services. We manage approximately 50% of all beds under contract with private operators of correctional and detention facilities in the United States.

Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS and the INS. The BOP and the USMS were our only customers that accounted for 10.0% or more of our total revenue in 2002 and 2001. During the years ended December 31, 2002 and 2001, the BOP generated 14% and 13%, respectively, of our total revenue, while the USMS generated 11% and 9% of total revenue during the same time periods. Contracts at the federal level generally offer more favorable contract terms. For example, many federal contracts contain “take-or-pay” clauses that guarantee us a certain percentage of management revenue, regardless of occupancy levels.

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

We generally receive inquiries from or on behalf of government agencies that are considering outsourcing the management of certain facilities or that have already decided to contract with private enterprise. When we receive such an inquiry, we determine whether there is an existing need for our services and whether the legal and political climate in which the inquiry party operates is conducive to serious consideration of outsourcing. Based on the findings, an initial cost analysis is conducted to further determine project feasibility.

We pursue our business opportunities primarily through Request for Proposals, or RFPs, and Request for Qualifications, or RFQs. RFPs and RFQs are issued by government agencies and are solicited for bid.

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

In January 2003, we announced the hiring of Kenneth A. Bouldin as our chief development officer and an executive vice president. In his capacity as chief development officer, Mr. Bouldin will oversee all business development activities, including oversight of existing federal, state and local government corrections contracts. He will also lead efforts to expand our corrections management services, including our newly formed local customer relations department, which will target expanding business opportunities in the local jail markets, in addition to overseeing our federal customer relations, state customer relations, and marketing and communications departments. Mr. Bouldin’s background is further described under “Information Concerning Our Executive Officers” in Item 10 herein.

Competitive Strengths

We believe that we have and will benefit from the following competitive business and operating strengths:

We are the largest and most recognized private prison operator. Currently, as the owner of 41 correctional, detention and juvenile facilities and the manager of 59 facilities throughout the United States, we are the largest and the most recognized private prison operator in the United States. We manage approximately 50% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, including being the first company to design, build and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government.

Available beds within our existing facilities provide us the opportunity to increase cash flow. We currently have two facilities, our Northeast Ohio Correctional Center and Tallahatchie County Correctional Facility, that are substantially vacant and provide us with approximately 3,000 available beds. We believe, depending on the customers’ needs, we can put these beds in operation with modest capital outlays. We also have an additional facility located in Stewart County, Georgia which is partially complete. This facility could bring approximately 1,500 additional beds on-line with approximately $20 million of additional capital expenditures. As an alternative to filling these beds, we would consider selling these facilities. In addition to these three facilities, as of December 31, 2002, we had a total of seven facilities that had 200 or more beds available at each facility, which we believe provides further potential for increased cash flow.

Our facilities generate revenues from a diverse, high quality customer base. We provide services under management contracts with a diverse base of state and federal agencies that generally have credit ratings of single-A or better. In addition, we have management contracts with approximately 50 different customers, with only two customers, the BOP and the USMS, accounting for more than 10% of our total revenues during 2002. In addition, with average lengths of stay between three and five years, prison occupancy is relatively predictable and stable.

Proven senior management team. Beginning in August 2000, we appointed a new senior management team. Our senior management team has accomplished a number of high priority company initiatives, including: (1) completing a restructuring of the Company during the fourth quarter of 2000, converting from a real estate investment trust to an operating company, as further described under “General Development of Business”; (2) reducing our senior debt by over $189.0 million during 2001 and refinancing our senior indebtedness during the second quarter of 2002; (3) securing 3,300-bed contracts with the BOP at our California City, California and Cibola County, New Mexico facilities, and the 1,500-bed contract with the BOP pursuant to the Criminal Alien Requirement Phase II Solicitation, or CAR II, the three largest contracts in our history; (4) selling four assets for proceeds of $138.7 million; (5) settling all of our pending stockholder litigation as well as several other material contingencies, including a dispute with the Internal Revenue Service, or IRS, with respect to our predecessor’s 1997 federal income tax return, on terms we believe were favorable; and (6) acquiring a 1,200-bed correctional facility located in Olney Springs, Colorado at a cost that we believe will provide favorable investment returns, expanding our bed capacity in a state where projections call for significant inmate growth over the next several years.

Business Strategy

Our primary business strategy is to provide quality corrections services, increase occupancy and revenue, control operating costs and continue to reduce our debt, while maintaining our position as the leading owner, operator and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers.

We own and operate high quality correctional and detention facilities. Approximately 80% of our facilities are accredited by the ACA, which we believe compares favorably to government sector. The quality of our operations is further illustrated by the fact that, according to “The 2001 Corrections Yearbook” published by the Criminal Justice Institute, Inc., for the three years ended December 31, 2001, we had an escape ratio at our adult prison facilities that was less than two-thirds of the national average for adult prisons, while our facilities also experienced lower mortality and suicide rates than public sector prisons. We have experienced wardens managing our facilities, with an average of over 23 years of corrections experience and an average tenure of almost eight years with us.

We are focused on increasing our occupancy rate. We are typically compensated based on the number of inmates held in our facilities. We are pursuing a number of initiatives intended to increase occupancy. We are in discussions with the federal government and a number of states, including states that have not previously outsourced their correctional management services, regarding the placement of additional inmates in our facilities. We also are focused on renewing and enhancing the terms of our existing contracts. Given our significant number of available beds, we believe we can increase operating cash flow from increased occupancy without incurring significant capital expenditures. Our primary goal is to obtain contracts to fill our existing inventory of empty beds.

In addition, with lender consent, we will consider the expansion of existing facilities or the development or purchase of new prison facilities that we believe have favorable investment returns and increase value to our stockholders. In considering the decision to add additional capacity, we consider a number of factors including the targeted customer’s inmate populations versus capacity and projections for future inmate growth. Our goal is to have a contract in place prior to commitment for the construction or purchase of additional beds.

We intend to maintain effective cost controls. An important component of our strategy is to position our company as a cost effective, high quality provider of corrections management services. We are focused on improving operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) outsourcing the purchase of food products and services nationwide; (3) improving inmate management, resource consumption and reporting procedures through the utilization of numerous technology initiatives; and (4) improving productivity and reducing employee turnover. We intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.

We intend to continue our trend of reducing debt. In 2001, we reduced indebtedness by $189 million with the proceeds of asset sales and through cash flow generated from operations. We believe this reduction in indebtedness assisted us in our ability to refinance our senior indebtedness on favorable terms during May 2002. We believe that our anticipated capital expenditures and the benefit of our net operating loss carryforwards will allow us to generate free cash flow and enable us to continue to reduce our debt. In addition, we may sell additional assets, the proceeds of which we would also use to repay debt.

General Development of Business

The Company

We are a Maryland corporation formerly known as Prison Realty Trust, Inc., also referred to herein as New Prison Realty, which commenced operations as Prison Realty Corporation on January 1, 1999, following its mergers with each of the former Corrections Corporation of America, a Tennessee corporation, also referred to herein as Old CCA, on December 31, 1998, and CCA Prison Realty Trust, a Maryland real estate investment trust, also referred to herein as Old Prison Realty, on January 1, 1999. These mergers are referred to collectively herein as the 1999 merger and we are referred to as New Prison Realty for the period following the 1999 merger and prior to the completion of our restructuring discussed further herein under “ — The 2000 Restructuring and Related Transactions”.

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

The 1999 Merger

During the first quarter of 1998, Old Prison Realty and Old CCA proposed a strategic combination whereby the companies would be merged to create the nation’s leading company in the private corrections industry. Pursuant to the terms of an amended and restated agreement and plan of merger dated September 29, 1998, each of Old CCA and Old Prison Realty agreed to merge with and into New Prison Realty, with New Prison Realty as the surviving company. The companies also agreed to complete a series of transactions to enable New Prison Realty to operate so as to qualify as a REIT for federal income tax purposes following the 1999 merger.

Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. In order for New Prison Realty to quality as a REIT, New Prison Realty’s income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 merger, Old CCA sold all of the issued and outstanding capital stock of certain of its wholly-owned corporate subsidiaries, certain management contracts and certain other non-real estate assets related thereto, to a newly formed entity, Correctional Management Services Corporation, a privately-held Tennessee corporation which operated under the “Corrections Corporation of America” name, which is referred to herein as Operating Company. Also immediately prior to the 1999 merger, Old CCA sold certain management contracts and other assets and liabilities relating to government owned adult facilities to Prison Management Services, LLC, or PMS, LLC (subsequently merged with Prison Management Services, Inc., or PMSI) and sold certain management contracts and other assets and liabilities relating to government owned jails and juvenile facilities to Juvenile and Jail Facility Management Services, LLC, or JJFMS, LLC (subsequently merged with Juvenile and Jail Facility Management Services, Inc., or JJFMSI). PMS, LLC and JJFMS, LLC were two privately-held Delaware limited liability companies formed in connection with the 1999 merger.

The 2000 Restructuring and Related Transactions

Following the 1999 merger, Operating Company, PMSI and JJFMSI assumed the business of operating correctional and detention facilities, with Operating Company being the lessee of a substantial number of New Prison Realty’s facilities.

In order to address liquidity constraints facing New Prison Realty, Operating Company, PMSI and JJFMSI, and to provide a simplified and more stable corporate and financial structure that allows us to retain earnings for capital purposes and to reduce debt, we merged with Operating Company, PMSI, and JJFMSI during the fourth quarter of 2000. In connection with the consummation of these mergers, we resumed operations under the “Corrections Corporation of America” name and ceased operating as a REIT.

In connection with our corporate restructuring, we completed a restructuring of our board of directors and executive management, including the appointment of John D. Ferguson as our new chief executive officer and president and William F. Andrews as the chairman of our board of directors. Further, during the fourth quarter of 2000, and the first quarter of 2001, respectively, we appointed Irving E. Lingo, Jr. as our chief financial officer, and G. A. Puryear IV as our general counsel. In addition, at our 2000 annual meeting of stockholders, our stockholders elected a newly constituted nine-member board of directors, including six independent directors. All of these board members have been subsequently re-elected at our annual meetings of stockholders, with the exception of Jean-Pierre Cuny, who resigned from the board effective May 21, 2001. See “Our Directors and Executive Officers” for further information regarding our current directors and executive officers.

We believe the combination of these various changes led to significant improvement in our financial performance and condition, including a reduction of over $189 million of our senior debt in 2001 and the refinancing of our senior indebtedness during the second quarter of 2002.

Capital Strategy

As a result of our highly leveraged capital structure that existed upon completion of the restructuring in 2000, we have completed various transactions that we believe have improved our financial condition and positioned us for increased cash flow and future growth. In addition, while we have made significant progress, we continue to evaluate our capital structure in order to enhance our financial condition. The following information describes our debt and equity capital structure and, where applicable, certain steps we have taken to date and intend to take in the future in connection with our capital strategy.

Debt Structure

As of December 31, 2002, we had $956.0 million of outstanding indebtedness, consisting of $624.5 million outstanding under our senior bank credit facility due 2008, $250.0 million of 9.875% senior notes due 2009, $10.8 million of 12% senior notes due 2006, $40.0 million of 10% convertible subordinated notes due 2008, $30.0 million of 8% convertible subordinated notes due 2005, and $0.7 million of other debt.

Old Senior Bank Credit Facility. During 1999, in an attempt to address its liquidity constraints at that time, New Prison Realty obtained an amendment to its then existing senior secured bank credit facility, referred to herein as the Old Senior Bank Credit Facility, to increase the capacity from $650.0 million to $1.0 billion. The Old Senior Bank Credit Facility consisted of up to $600.0 million of term loans maturing on December 31, 2002, and up to $400.0 million in revolving loans maturing on January 1, 2002.

During the first quarter of 2000, the ratings on New Prison Realty’s bank indebtedness, senior unsecured indebtedness and series A preferred stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the Old Senior Bank Credit Facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the London Interbank Offered Rate, or LIBOR; the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans.

During June 2000, New Prison Realty obtained a waiver and amendment to the Old Senior Bank Credit Facility that waived or addressed all then existing events of default under the provisions of the facility that resulted from: (i) the financial condition of New Prison Realty and Operating Company; (ii) certain transactions undertaken by New Prison Realty and Operating Company in an attempt to resolve the liquidity issues of New Prison Realty and Operating Company; and (iii) agreements entered into with respect to certain previously announced restructuring transactions. As a result of the then existing defaults, New Prison Realty was subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000, and under terms of the June 2000 waiver and amendment, the interest rate spreads applicable to outstanding borrowings under the Old Senior Bank Credit Facility were increased by 0.5%. As a result, the range of the spread for the revolving loans became 1.0% to 2.75% for base rate loans and 2.5% to 4.25% for LIBOR rate loans. The resulting range of the spread for the term loans became 2.75% to 3.0% for base rate loans and 4.25% to 4.5% for LIBOR rate loans. Based on our credit rating at that time, the range of the spread for revolving loans was 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the range of the spread for term loans was 3.0% for base rate loans and 4.5% for LIBOR rate loans.

During the third and fourth quarters of 2000, we were not in compliance with certain applicable financial covenants contained in the Old Senior Bank Credit Facility, including (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. As a result, in November 2000, we obtained the consent of our senior lenders to replace previously existing financial covenants with amended financial covenants.

As a result of the November 2000 consent and amendment, the interest rate applicable to our Old Senior Bank Credit Facility remained unchanged from the rate stipulated in the June 2000 waiver and amendment. This applicable rate, however, was subject to (i) an increase of 25 basis points (0.25%) on July 1, 2001 if we had not prepaid $100.0 million of the outstanding loans under the Old Senior Bank Credit Facility by such date, and (ii) an increase of 50 basis points (0.50%) on October 1, 2001 if we had not prepaid an aggregate of $200.0 million of the loans under the Old Senior Bank Credit Facility by such date.

We satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Old Senior Bank Credit Facility through the application of proceeds from the sales of the Mountain View Correctional Facility for approximately $24.9 million, the Pamlico Correctional Facility for approximately $24.0 million, through the sale of all of the outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of ours, for approximately $65.7 million, and through the lump sum pay-down of $35.0 million of outstanding loans under the Old Senior Bank Credit Facility with cash on hand. Although we applied additional proceeds of approximately $24.1 million from the sale of the Southern Nevada Women’s Correctional Facility to further pay-down the Old Senior Bank Credit Facility, we did not satisfy the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Old Senior Bank Credit Facility. As a result, the interest rates under the Old Senior Bank Credit Facility were increased by 0.50% until December 2001, when we completed an amendment and restatement of the Old Senior Bank Credit Facility. As part of the December 2001 amendment and restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was scheduled to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other $524.7 million of term loans under the Old Senior Bank Credit Facility.

Pursuant to terms of the December 2001 amendment and restatement, interest on all loans under the Old Senior Bank Credit Facility was payable at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option. As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our series A preferred stock, including all dividends in arrears. Accordingly, during the first quarter of 2002, we paid an aggregate of $12.9 million to holders of the series A preferred stock in satisfaction of all dividends then in arrears and the dividend for the then current quarter.

After completing the amendment and restatement of the Old Senior Bank Credit Facility in December 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”.

Comprehensive Refinancing. We believed, and continue to believe, that a short-term extension of the revolving portion of the Old Senior Bank Credit Facility was in our best interest for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, we believed that certain terms of the December 2001 amendment and restatement, including primarily the removal of prior restrictions to pay cash dividends on shares of our series A preferred stock, including all dividends in arrears, resulted in an improvement to our credit ratings, enhancing the terms of a more comprehensive refinancing.

On May 3, 2002, we completed a comprehensive refinancing of our senior indebtedness through the refinancing of our Old Senior Bank Credit Facility and the sale and issuance of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009, referred to herein as the 9.875% Senior Notes. The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of our existing $100.0 million 12% Senior Notes due 2006, referred to herein as the 12% Senior Notes, pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses.

New Senior Bank Credit Facility. As part of the refinancing, we obtained a new $715.0 million senior secured bank credit facility, referred to herein as the New Senior Bank Credit Facility, which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years, referred to herein as the Revolving Loan, a $75.0 million term loan with a term of approximately four years, referred to herein as the Term Loan A Facility, and a $565.0 million term loan with a term of approximately six years, referred to herein as the Term Loan B Facility. As further discussed below, the Term Loan B Facility was increased by $30.0 million in connection with the acquisition of the Crowley County Correctional Facility in January 2003. All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at our option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on our leverage ratio. We are also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on our leverage ratio.

We may use the Revolving Loan, which currently has no amounts outstanding, for working capital and general corporate needs.

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of equity securities by us or any of our subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by us, or any of our subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of our “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year.

The credit agreement governing the New Senior Bank Credit Facility requires us to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Senior Bank Credit Facility is subject to certain cross-default provisions with terms of our other indebtedness.

In connection with the refinancing, we terminated an interest rate swap agreement at a price of approximately $8.8 million. The swap agreement, which fixed LIBOR at 6.51% on outstanding balances of $325.0 million through its expiration on December 31, 2002, had been entered into in order to satisfy a requirement of the Old Senior Bank Credit Facility. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility and in order to reduce our exposure to an increase in variable interest rates on a significant portion of our debt, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. While the current interest rate environment is very favorable with interest rates remaining at historic lows, we continue to monitor external factors that could cause interest rates to rise. Accordingly, we may enter into additional interest rate protection agreements in the future to mitigate our exposure to increases in interest rates.

9.875% Senior Notes. Interest on the 9.875% Senior Notes accrues at the stated rate, and is payable semi-annually in arrears on May 1 and November 1 of each year. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries.

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

Tender Offer and Consent Solicitation for 12% Senior Notes. Pursuant to the terms of a tender offer and consent solicitation which expired on May 16, 2002, in connection with the refinancing, in May 2002, we redeemed approximately $89.2 million in aggregate principal amount of our 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, we received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

We are required to pay interest semi-annually and principal upon maturity on the remaining 12% Senior Notes outstanding, in accordance with the original terms of such notes.

Upon completion of the comprehensive refinancing in May 2002, Moody’s Investors Service upgraded its rating of our senior secured debt to “B1” from “B2”, our senior unsecured debt to “B2” from “B3”, and our preferred stock to “Caa1” from “Caa2”, and Standard & Poor’s upgraded our corporate credit rating and its rating of our senior secured debt to “B+” from “B” and our senior unsecured debt to “B-” from “CCC+”.

$40.0 Million Convertible Subordinated Notes. In addition to the indebtedness referred to above, we have $40.0 million in convertible subordinated notes outstanding at December 31, 2002. During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to $40.0 million in convertible subordinated notes, as a result of our financial condition and a “change of control” arising from our execution of the securities purchase agreements with respect to certain proposed restructurings. This “change of control” gave rise to the right of the holders of such notes, MDP Ventures IV LLC and certain affiliated purchasers, referred to herein as MDP, to require us to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to us. In addition, our defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require us to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, we were obligated, under the original terms of the notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return (increased by 0.5%, as further discussed below), excluding the effect of the default rate of interest, on the $40.0 million principal amount. The contingent interest is payable upon each of December 31, 2003 and upon repayment of the notes unless the holders of the notes elect to convert the notes into our common stock under the terms of the note purchase agreement or unless the price of our common stock meets or exceeds a “target price” as defined in the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes.

In order to address the events of default discussed above, on June 30, 2000, we obtained a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of our common stock on the New York Stock Exchange, or the NYSE, for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company merger. The waiver and amendment also increased the contingent interest rate to 15.5% retroactive to the date of issuance of the notes. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to us. The conversion price for the notes has been established at $11.90, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices. Under the terms of the waiver and amendment, the distribution of our series B preferred stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, we do not believe that the distribution of shares of our common stock in connection with the settlement of all outstanding stockholder litigation against us causes an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90, we estimate that the $40.0 million convertible subordinated notes are convertible into approximately 3.4 million shares of common stock.

$30.0 Million Convertible Subordinated Notes. We also have $30.0 million in convertible subordinated notes outstanding at December 31, 2002. In late 1999 and early 2000 certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the notes as a result of our financial condition and as a result of the proposed restructurings. However, on June 30, 2000, we obtained a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum, from 7.5% to 8.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average closing price of our common stock on the NYSE for a period of 30 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company merger. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of certain financial ratios.

The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices. Under the terms of the waiver and amendment, the distribution of our series B preferred stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of our common stock in connection with the settlement of all outstanding stockholder litigation against us will cause an adjustment to the conversion price of the notes in an amount to be determined at the time all shares of our common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of our common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares are not issued simultaneously, multiple adjustments to the conversion ratio will be required. We currently estimate that the $30.0 million convertible subordinated notes will be convertible into approximately 3.4 million shares of our common stock once all of the shares under the stockholder litigation settlement have been issued.

At any time after February 28, 2004, we may require the holder of the notes to convert all or a portion of the principal amount of the indebtedness into shares of common stock if, at such time, the current market price of the common stock has equaled or exceeded 150% of the conversion price for 45 consecutive trading days.

Equity Structure

Common Stock. As of December 31, 2002, we had 28.0 million shares of common stock outstanding. In connection with the restructuring and related transactions completed in the fourth quarter of 2000, we engaged in a series of transactions which resulted in the issuance of shares of common stock and securities convertible into shares of common stock. These transactions are further discussed below. The common stock prices and shares discussed in this section have been adjusted to reflect our one-for-ten reverse stock split in May 2001.

•	On October 1, 2000, we issued approximately 1.9 million shares of common stock in connection with our merger with Operating Company, including 1.1 million shares to the Baron Asset Fund and Sodexho Alliance S.A., the holders of approximately 34% of the outstanding common stock of Operating Company. In addition, we issued warrants to Baron to purchase approximately 142,000 shares of common stock at an exercise price of $0.01 per share and warrants to purchase approximately 71,000 shares of common stock at an exercise price of $14.10 per share in consideration for Baron’s consent to the Operating Company merger. Further, we assumed the obligation to issue up to approximately 75,000 shares of common stock, at a price of $33.30 per share to the holders of warrants to purchase shares of Operating Company’s common stock outstanding at the time of the merger.

•	On December 1, 2000, we issued approximately 288,000 shares of common stock to the wardens of the facilities operated by the service companies in connection with the acquisitions of PMSI and JJFMSI.

•	During October and December 2000, we issued approximately 9.5 million shares of common stock pursuant to the conversion of our series B preferred stock into shares of common stock, as further discussed below.

•	In February 2001, we received court approval, which became final in March 2001, of the revised terms of the definitive settlement agreements regarding the “global” settlement of all outstanding stockholder litigation against us and certain of our existing and former directors and executive officers. Pursuant to the terms of the settlement, we agreed to issue to the plaintiffs and plaintiffs’ counsel:

•	an aggregate of approximately 4.7 million shares of common stock;

•	an aggregate $29.0 million subordinated promissory note; and

•	approximately $47.5 million in cash payable solely from the proceeds of insurance policies.

During 2001, we issued approximately 4.4 million shares of our common stock under terms of the settlement, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note was extinguished in full in January 2002 as the result of the average closing price of our common stock meeting or exceeding a price of $16.30 per share for fifteen consecutive trading days following the issuance of the note. Upon completion of the settlement claims process in the state court portion of the stockholder litigation, we anticipate issuing approximately 310,000 additional shares of common stock to the eligible state class claimants. We will also issue a $2.9 million subordinated promissory note payable to the eligible claimants similar to the note issued in the federal settlement, which may also be extinguished if the average closing price of the common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the issuance of such note and prior to January 2, 2009, the maturity date of the note. Additionally, to the extent the common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs in the state settlement appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to its maturity. We currently expect the settlement claims process in the state portion of the stockholder litigation to be completed during 2003.

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

Series A Preferred Stock. As of December 31, 2002, we had 4.3 million shares of series A preferred stock outstanding. In connection with the June 2000 waiver and amendment, we were prohibited from declaring or paying any dividends with respect to shares of our series A preferred stock until such time as we raised at least $100 million in equity. Dividends with respect to the series A preferred stock continued to accrue under the terms of our charter until such time as payment of such dividends was permitted under the terms of the Old Senior Bank Credit Facility.

During the third quarter of 2001, we received a consent and waiver to the Old Senior Bank Credit Facility, which allowed us to declare a one-time quarterly dividend on the shares of series A preferred stock. Accordingly, on September 28, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the first quarter of previously accrued and unpaid dividends on the shares, payable on October 15, 2001 to the holders of record of our series A preferred stock on October 5, 2001. As a result of this declaration, the holders of our series A preferred stock were entitled to receive $0.50 per share for every share of series A preferred stock they held on the record date. The cash paid as the dividend was based on a dividend rate of 8.0% per year of the stock’s stated value ($25.00). Approximately $2.2 million was paid on October 15, 2001 as a result of this dividend.

In connection with the December 2001 amendment and restatement of the Old Senior Bank Credit Facility, certain financial and non-financial covenants were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our series A preferred stock. Under the terms of the December 2001 amendment and restatement, we are permitted to pay quarterly dividends on the shares of our series A preferred stock, including all dividends in arrears.

On December 13, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the fourth quarter of 2001 and all five quarters of previously accrued and unpaid dividends on the shares, payable on January 15, 2002 to the holders of record of our series A preferred stock on December 31, 2001. As a result of this declaration, the holders of our series A preferred stock were entitled to receive $3.00 per share for every share of series A preferred stock they held on the record date. The cash paid as the dividend was based on a dividend rate of 8.0% per year of the stock’s stated value. Approximately $12.9 million was paid on January 15, 2002 as a result of this dividend. We have continued to pay cash dividends on shares of our series A preferred stock outstanding each quarter thereafter based on a dividend rate of 8.0% per year of the stock’s stated value.

The shares of series A preferred stock are redeemable at any time on or after January 31, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date.

Series B Preferred Stock. As of December 31, 2002, we had 4.4 million shares of series B preferred stock outstanding. In order to satisfy the REIT distribution requirements with respect to our 1999 taxable year, we issued approximately 7.5 million shares of a newly created series B preferred stock to shareholders of our common stock, as a stock dividend. The series B preferred stock was distributed September 22, 2000 to common stockholders of record on September 14, 2000, in the amount of five shares of series B preferred stock for every 100 shares of common stock held by the stockholder, and on November 13, 2000 to common stockholders of record on November 6, 2000, in the amount of one share of series B preferred stock for every 100 shares of common stock held by the stockholder. The series B preferred stock was convertible into shares of common stock during two separate conversion periods during the fourth quarter of 2000, the last of which expired on December 20, 2000, at a conversion price based on the average closing price of our common stock on the NYSE during the ten trading days prior to the first day of each applicable conversion period, subject to a floor of $10.00. During the two conversion periods, approximately 4.2 million shares of series B preferred stock were converted into approximately 9.5 million shares of common stock. The shares of series B preferred stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of our common stock.

The shares of series B preferred stock provide for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock.

During 2002 and 2001, we issued approximately 484,000 and 452,000 shares, respectively, of series B preferred stock in satisfaction of the regular quarterly distributions. We may call the shares of series B preferred stock at a price per share equal to the stated value of $24.46, plus any accrued dividends, at anytime after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of our 12% Senior Notes, due 2006.

Recent Developments

Since completing the refinancing of our senior debt in May 2002, we have achieved the following significant accomplishments:

•	On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The initial term of the contract is for three years and includes seven one-year renewal options. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis. The facility commenced full operations and began receiving inmates on December 1, 2002.

•	On September 30, 2002, we announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium-security Wisconsin inmates, although the State is under no obligation to utilize the capacity under the contract. The new contract replaced an existing contract with the State of Wisconsin on December 22, 2002. As of December 31, 2002, we managed approximately 3,500 Wisconsin inmates under the contract.

•	On October 24, 2002 we entered into a definitive settlement agreement with the IRS in connection with the IRS’s audit of Old CCA’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year did not trigger any additional distribution requirements by us in order to preserve our status as a REIT for federal income tax purposes for 1999. The adjustments will, however, serve to increase our accumulated earnings and profits in 2002 and therefore will affect the taxability of dividends paid on our series A and series B preferred stock in 2002 and later years. We believe this settlement removed a significant financial uncertainty with respect to the ultimate liability and potential distribution requirement previously facing us.

In addition, due to a change in tax law created by the Job Creation and Worker Assistance Act of 2002, which was signed into law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, we will be due an income tax refund of approximately $32.1 million, which we expect to receive during the second quarter of 2003.

We continue to evaluate additional tax strategies to maximize the opportunities created by the new law, which could result in an additional income tax refund and income tax benefits, although we can provide no assurance that any such tax strategies will come to fruition.

•	On October 28, 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in our Whiteville Correctional Facility. We have begun to receive Tennessee inmates at the facility, and expect to continue receiving inmates under this contract through the first quarter of 2003.

•	On January 17, 2003, after obtaining consent of the lenders under the New Senior Bank Credit Facility, we purchased the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Colorado, for a purchase price of approximately $47.5 million. We financed the purchase price through $30.0 million in borrowings under the New Senior Bank Credit Facility pursuant to an expansion of the Term Loan B Facility, with the balance of the purchase price satisfied with cash on hand. In connection with the acquisition, we assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003. We believe this acquisition provides favorable investment returns while adding capacity in a state where projections call for significant inmate growth over the next several years.

While the refinancing of our senior debt completed in May 2002 lowered our overall borrowing costs thereby increasing our cash flow, lengthened debt maturities, and provided more flexible covenants, we expect these recent developments to further contribute to an increase in profitability and cash flow in the future. We remain committed to improving our operations and continue to explore potential transactions to further enhance our capital structure.

Financial Information About Industry Segments

We are currently engaged primarily in the business of owning, operating and managing correctional and detention facilities, as well as providing prisoner transportation services for government agencies. As of December 31, 2002, we owned and managed 37 correctional and detention facilities, and managed an additional 23 correctional and detention facilities owned by governmental agencies. During the second quarter of 2001, we began viewing our operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included elsewhere in this annual report. Owned and managed facilities include the operating results of those facilities we own and manage. Managed-only facilities include the operating results of those facilities owned by a third party and managed by us. We measure the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. We define facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of our facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment. The financial information and disclosures required under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are included in this annual report as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001, and 2000, referred to in the index to financial statements commencing on page F-1.

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

Americans with Disabilities Act. The correctional and detention facilities we operate and manage are subject to the Americans with Disabilities Act of 1990, as amended. The Americans with Disabilities Act, or the ADA, has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. These requirements became effective in 1992. We continue to monitor our facilities for compliance with the ADA in order to conform to its requirements. Compliance with the ADA requirements could require removal of access barriers and other modifications or capital improvements at the facilities. Noncompliance could result in the imposition of fines or an award of damages to private litigants. Although we believe we are in compliance, any additional expenditures incurred in order to comply with the ADA at our facilities, if required, would not have a material adverse effect on our business and operations.

Health Insurance Portability and Accountability Act of 1996. In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance. Certain regulations promulgated by HIPAA become effective in April 2003 and require health care providers to institute physical and procedural safeguards to protect the health records of patients and insureds. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive standardized healthcare information. These regulations will require the implementation of compliance training and awareness programs for our healthcare service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.

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

Employees

As of December 31, 2002, we employed 13,350 employees. Of such employees, 194 were employed at our corporate offices and 13,156 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,100 employees at seven of our facilities are represented by labor unions. This number includes approximately 600 employees at two facilities who, during the first half of 2002 elected to be represented by a union. At this time, negotiations with these unions are ongoing. In the opinion of management, overall employee relations are generally considered good.

Competition

The correctional and detention facilities we operate and manage, as well as those facilities we own and are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of the quality and range of services offered, our experience in the operation and management of correctional and detention facilities and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies including, but not limited to, Wackenhut Corrections Corporation, Correctional Services Corporation, and Cornell Companies, Inc. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions and the age of the general population.

Risk Factors

As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation involving us. In addition, we are also currently subject to certain tax related risks, and risks associated with our indebtedness. These risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

We Are Subject to Risks Associated with the Corrections and Detention Industry

General. We currently operate 59 correctional and detention facilities, including 38 that we own. The facilities we manage have a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia. Accordingly, we are subject to the operating risks associated with the corrections and detention industry, including those set forth below.

We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues is generated under facility management contracts that specify per-diem payments based upon occupancy. Under a per-diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2002 and 2001 was 89.6% and 88.4%, respectively, for all of the facilities we owned or managed, exclusive of those discontinued. Occupancy rates may, however, decrease below these levels in the future.

We are subject to the termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 37 of the facility management contracts with our primary customers are currently scheduled to expire on or before December 31, 2003. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. Since we are paid on a per-diem basis with no minimum guaranteed occupancy under certain of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability. Further, many of our state customers are currently experiencing budget difficulties. These budget difficulties could result in decreases to our per-diem rates, which could cause a decrease in our revenues and profitability.

We are dependent on government appropriations. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per-diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

Moreover, negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to the private corrections industry and us in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

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

Failure to comply with unique and increased governmental regulations could result in material penalties or non-renewal or termination of our contracts to manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state and local regulations, including educational, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, future legislation may have such an effect on us.

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, or to forego anticipated revenues and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, INS or USMS or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the BOP, INS and USMS, accounted for approximately 32% of our total revenues for the fiscal year ended December 31, 2002, with the BOP and the USMS accounting for approximately 14% and 11%, respectively, of our total revenues for such period. We expect to continue to depend upon these federal agencies, and a relatively small group of other governmental customers, for a significant percentage of our revenues.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations.

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

We are subject to necessary insurance costs.

Workers’ compensation, employee health and general liability insurance represent significant costs to us. We continue to incur increasing insurance costs due to adverse claims experience and rising healthcare costs in general. In addition, since the events of September 11, 2001, and due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

We may be adversely affected by inflation.

Many of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, and insurance, medical and food costs, increase at rates faster than increases, if any, in our management fees, then our profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Inflation”.

We are subject to legal proceedings associated with owning and managing correctional and detention facilities.

Our ownership and management of correctional and detention facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner’s escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible may be significant.

We are subject to tax related risks.

The IRS has recently completed auditing our federal tax return for the taxable year ended December 31, 2000. The IRS has proposed an adjustment to the 2000 tax return that, if ultimately upheld by the Appeals Office of the IRS, would require us to make cash payments to the IRS in excess of $56.0 million, not including penalties and interest. See “Legal Proceedings — Income Tax Contingencies” for a further description of this matter. While we believe that we have sufficient liquidity available to satisfy any payments required to be made, in the event we are required to make payments in connection with such claim, the payments would reduce our working capital available to satisfy amounts due under the terms of our indebtedness. Any adjustment would also substantially eliminate our net operating loss carryforward, and would result in increased cash tax liabilities on taxable income thereafter.

On October 24, 2002, we entered into a definitive settlement with the IRS in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Due to a change in tax law created by the Job Creation and Worker Assistance Act of 2002, which was signed into law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, we will be due an income tax refund of approximately $32.1 million. The IRS could challenge the deduction associated with the change in depreciable lives of certain tax assets. The disallowance of all or a substantial portion of this deduction by the IRS would have a material adverse impact on our financial position, results of operations and expected cash flows.

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

We are subject to risks associated with ownership of real estate.

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses which exceed the limits of insurance coverage.

Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2002, the facilities subject to these options generated approximately $172.4 million in revenue and incurred approximately $136.8 million in operating expenses.

In addition, ownership of three of our facilities (including two of which also are subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 13 to 15 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2002, the facilities subject to reversion generated approximately $60.6 million in revenue and incurred approximately $51.8 million in operating expenses.

We are subject to risks associated with our indebtedness.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities or the terms of our preferred stock. We have a significant amount of indebtedness. As of December 31, 2002, we had total indebtedness of approximately $956.0 million, which was increased by $30.0 million in January 2003 in connection with the acquisition of the Crowley County Correctional Facility. Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

Our New Senior Bank Credit Facility and other debt instruments have restrictive covenants that could affect our financial condition. Our New Senior Bank Credit Facility and 9.875% Senior Notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our New Senior Bank Credit Facility is subject to financial covenants, including leverage, interest rate and fixed charge coverage ratios. Our New Senior Bank Credit Facility limits our ability to effect mergers, asset sales and change of control events. These covenants also contain restrictions regarding our ability to make capital expenditures in the future. The indenture related to the 9.875% Senior Notes also contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

•	limitations on incurring additional indebtedness;

•	limitations on the sale of assets;

•	limitations on the declaration and payment of dividends or other restricted payments;

•	limitations on transactions with affiliates; and

•	limitations on liens.

Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Despite current indebtedness levels, we may still incur more debt. This could further exacerbate the risks described above. Our New Senior Bank Credit Facility and 9.875% Senior Notes restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our New Senior Bank Credit Facility, and incur more indebtedness as a result. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. As of December 31, 2002, we had $58.0 million available for borrowing under the $75.0 million revolving portion of our New Senior Bank Credit Facility (due to $17.0 million of letters of credit outstanding under a sub-facility of the revolving portion of the New Senior Bank Credit Facility).

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our New Senior Bank Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not, however, be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Because portions of our indebtedness have floating rates, a general increase in interest rates will adversely affect cash flows. Our New Senior Bank Credit Facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect our cash flows. In accordance with terms of the New Senior Bank Credit Facility, we have entered into an interest rate cap agreement capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through expiration of the cap agreement on May 20, 2004. There can be no assurance that these interest rate protection provisions will be effective, or that once the interest rate protection agreement expires, we will enter into additional interest rate protection agreements. See “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our exposure to interest rate increases.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

Our combined and consolidated financial statements as of December 31, 2000, and for the year then ended were audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corporation. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. In light of the jury verdict and the underlying events, on August 31, 2002 Arthur Andersen ceased practicing before the SEC. However, we are including in Part IV of this Annual Report on Form 10-K the combined and consolidated financial statements audited by Arthur Andersen as of December 31, 2000, and for the year then ended. Arthur Andersen has not performed any procedures in connection with this Annual Report and has not consented to the inclusion of its report herein.

In reliance on Rule 437a under the Securities Act of 1933, as amended (the “Securities Act”), we have not filed a consent of Arthur Andersen to the inclusion in this Annual Report of their report regarding our financial statements. Because Arthur Andersen has not consented to the inclusion of its report herein, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein. Furthermore, relief in connection with claims that may be available to stockholders under the federal securities laws against auditing firms may not be available to stockholders as a practical matter against Arthur Andersen because it no longer operates as an accounting firm.

Moreover, as a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen on an interim basis so long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its report on our audited financial statements included in this Annual Report. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2002 are described under Item 1. and in Note 6 of the Notes to the Financial Statements contained in this annual report.

ITEM 3. LEGAL PROCEEDINGS

General

The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees or others. In the opinion of management, other than the litigation matters discussed below, there are no pending legal proceedings that would have a material effect on our consolidation financial position, results of operations or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on our consolidated financial position, results of operations or cash flows for the period in which such decisions and rulings occur, or future periods. See “Risk Factors — Risks Related to our Business — We are subject to legal proceedings associated with owning and managing correctional and detention facilities” and “-We are subject to tax related risks.”

Litigation

During the second quarter of 2002, we completed the settlement of certain claims made against us as the successor to U.S. Corrections Corporation, or USCC, a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of ours in April 1998, by participants in USCC’s Employee Stock Ownership Plan, referred to herein as the ESOP. As a result of the settlement, we made a cash payment of $575,000 to the plaintiffs in the action. As described below, we are currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to our acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of significantly less than that. On July 29, 2002, the United States District Court for the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of any damages. It is not known when the Court will make a finding with respect to damages.

In or about the second quarter of 2001, Northfield Insurance Co., the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and us seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against us, claiming that, as the result of our failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from us for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss, if any. On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or us. Though it did not resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their obligation to provide timely notice to the carrier because of our alleged failure to provide timely notice to the carrier. Upon the entry of a final order by the Court, we intend to appeal the Court’s decision that Northfield is not obligated to provide coverage, and we intend to continue to defend our position that coverage is required.

We cannot currently predict whether or not we will be successful in recovering all or a portion of the amount we have paid in settlement of the Horn litigation. With respect to the cross-claim of McQueen and Thompson, we believe that such cross-claim is without merit and that we will be able to defend ourselves successfully against such claim and/or any additional claims of such nature that may be brought in the future. No assurance can be given, however, that McQueen and Thompson will not prevail in any such claims.

Income Tax Contingencies

In connection with the merger with Old CCA on December 31, 1998, we assumed the tax obligations of Old CCA. The IRS has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and has also completed auditing our federal tax return for the taxable years ended December 31, 2000 and 1999. In addition, the IRS has recently commenced an audit of our federal tax return for the taxable year ended December 31, 2001.

The IRS agent’s report related to 1998 and 1997 included a determination by the IRS to increase taxable income by approximately $120.0 million. We appealed the IRS’s findings with the Appeals Office of the IRS. On October 24, 2002 we entered into a definitive settlement agreement with the IRS in connection with the IRS’s audit of Old CCA’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year did not trigger any additional distribution requirements in order to preserve our status as a REIT for federal income tax purposes for 1999. The adjustments will, however, serve to increase our accumulated earnings and profits in 2002 and therefore will affect the taxability of dividends paid on our Series A and Series B Preferred Stock in 2002 and later years.

We are continuing to appeal the IRS’s findings with respect to the IRS’s audit of Old CCA’s 1998 federal income tax return. Although we can provide no assurance, we do not currently expect that the resolution of the 1998 audit will have a material adverse effect on our liquidity or results of operations.

In connection with the IRS’s audit of our 2000 federal tax return, the IRS has proposed the disallowance of a loss we claimed as the result of our forgiveness in September 2000 of certain indebtedness of Operating Company. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after we seek all available remedies, the IRS prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward, and would result in increased cash tax liabilities on taxable income thereafter. We believe that we have meritorious defenses of our positions. We have not established a reserve for this matter. However, the IRS may make such an assessment and prevail in any such claim against us.

Because the audit of our federal tax return for the taxable year ended December 31, 2001 has only recently commenced, it is too early to predict the outcome of such audit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the NYSE under the symbol “CXW,” our series A preferred stock is traded on the NYSE under the symbol “CXW PrA,” and our series B preferred stock is traded on the NYSE under the symbol “CXW PrB.” On March 18, 2003, the last reported sale price of our common stock was $18.30 per share and there were approximately 5,800 registered holders and approximately 28,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock, the series A preferred stock, and the series B preferred stock on the NYSE, and the amount of cash distributions or dividends paid per share.

Common Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2002
First Quarter	$19.25	$12.15	$0.00
Second Quarter	$18.63	$12.80	$0.00
Third Quarter	$17.22	$11.69	$0.00
Fourth Quarter	$18.30	$13.95	$0.00
FISCAL YEAR 2001
First Quarter	$15.00	$3.75	$0.00
Second Quarter	$16.00	$6.00	$0.00
Third Quarter	$17.88	$12.40	$0.00
Fourth Quarter	$19.25	$13.10	$0.00

Series A Preferred Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2002
First Quarter	$18.61	$16.70	$0.50
Second Quarter	$21.00	$17.17	$0.50
Third Quarter	$21.00	$18.50	$0.50
Fourth Quarter	$22.40	$19.25	$0.50
FISCAL YEAR 2001
First Quarter	$8.00	$4.06	$0.00
Second Quarter	$14.10	$6.30	$0.00
Third Quarter	$17.80	$14.30	$0.50
Fourth Quarter	$21.58	$15.10	$3.00

Series B Preferred Stock

	SALES PRICE
			PER SHARE CASH
	HIGH	LOW	DISTRIBUTION

FISCAL YEAR 2002
First Quarter	$20.64	$19.11	$0.00
Second Quarter	$24.35	$19.00	$0.00
Third Quarter	$24.10	$21.50	$0.00
Fourth Quarter	$25.00	$22.90	$0.00
FISCAL YEAR 2001
First Quarter	$9.63	$6.25	$0.00
Second Quarter	$13.90	$8.50	$0.00
Third Quarter	$15.50	$13.30	$0.00
Fourth Quarter	$19.70	$14.61	$0.00

Dividend Policy

Pursuant to the terms of our New Senior Bank Credit Facility, we are restricted from declaring or paying cash dividends with respect to outstanding shares of our common stock. Moreover, even if such restriction is ultimately removed, we do not intend to pay dividends with respect to shares of our common stock in the future.

Our series A preferred stock provides for quarterly cash dividends at a rate of 8.0% per year, based on a liquidation price of $25.00 per share. We are permitted to pay these dividends under the terms of our New Senior Bank Credit Facility and our other indebtedness. Under the terms of our Old Senior Bank Credit Facility, however, prior to the third quarter of 2001, we were prohibited from paying any dividends with respect to the series A preferred stock until such time as we had raised $100.0 million in equity.

During the third quarter of 2001, we received a consent and waiver to our Old Senior Bank Credit Facility which allowed us to declare a one-time quarterly dividend on shares of series A preferred stock. Accordingly, on September 28, 2001, our board of directors declared a cash dividend on the shares of series A preferred stock for the first quarter of previously accrued and unpaid dividends on the shares, payable on October 15, 2001 to the holders of record of our series A preferred stock on October 5, 2001.

Subsequently, on December 7, 2001, we completed an amendment and restatement of our Old Senior Bank Credit Facility. In connection with this amendment and restatement, certain financial and non-financial covenants were amended, including the removal of the prior restrictions on our ability to pay cash dividends on shares of our series A preferred stock. Under the terms of the December 2001 amendment and restatement, we were permitted to pay quarterly dividends on the series A preferred stock, including all dividends in arrears. Accordingly, following the December 2001 amendment and restatement, on December 13, 2001 our board of directors declared a cash dividend on the shares of series A preferred stock for the fourth quarter of 2001 and all five quarters of previously accrued and unpaid dividends on the shares, payable on January 15, 2002 to the holders of record of our series A preferred stock on December 31, 2001. The dividend was paid on January 15, 2002. We have since declared and paid a cash dividend each quarter at a rate of 8% per year, based on the liquidation price of $25.00 per share.

Our shares of series B preferred stock provide for quarterly dividends at a rate of 12.0% per year, based on a stated value of $24.46 per share. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock.

Sale of Unregistered Securities and Use of Proceeds from Sale of Registered Securities

Sale of Unregistered Securities

The following description sets forth our sales or other issuances of unregistered securities during the past three years. Unless otherwise indicated, all securities were issued and sold in private placements pursuant to the exemption from the registration requirements of the Securities Act, contained in Section 4(2) of the Securities Act. Except for the issuance of the 9.875% Senior Notes described below, no underwriters were engaged in connection with the issuances of securities described below.

9.875% Senior Notes. In connection with the comprehensive refinancing of our senior indebtedness in May 2002, we issued $250.0 million aggregate principal amount of 9.875% senior notes due 2009 in a private placement to a group of initial purchasers. The proceeds of the offering were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of our 12% Senior Notes pursuant to a tender offer and consent solicitation, and to pay related fees and expenses. See “Business — Capital Strategy” for further information regarding the refinancing.

On July 18, 2002, pursuant to the terms and conditions of a Registration Rights Agreement dated as of May 3, 2002, we filed a registration statement with the SEC relating to an offer to exchange the 9.875% Senior Notes and related guarantees that were originally issued in the private placement for publicly tradable notes and guarantees on substantially identical terms. The Registration Rights Agreement required us to cause the registration statement to be declared effective by the SEC within 180 days from the date of the original issuance of the 9.875% Senior Notes. The SEC declared the registration statement effective January 3, 2003, and the exchange offer was completed on February 8, 2003. As a result, of the delay, we paid $0.1 million in liquidated damages to the holders of the notes.

MDP Convertible Subordinated Notes. Pursuant to the terms of a note purchase agreement, dated as of December 31, 1998, with MDP, we issued the $40.0 million convertible subordinated notes. The first $20.0 million tranche closed on December 31, 1998, and the second $20.0 million tranche closed on January 29, 1999, resulting in aggregate proceeds of $40.0 million. See “Business — Capital Strategy” for a description of the conversion rate applicable to the $40.0 million convertible subordinated notes.

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

Issuance and Conversion of Series B Preferred Stock. On September 22, 2000, we issued an aggregate of approximately 5.9 million shares of series B preferred stock as a taxable dividend, exempt from registration under the Securities Act, on shares of our common stock in connection with our election to be taxed as a REIT for federal income tax purposes with respect to our 1999 taxable year. On November 13, 2000, we issued an additional 1.6 million shares of series B preferred stock as a taxable dividend, exempt from registration under the Securities Act, in further satisfaction of our 1999 REIT distribution requirements. An aggregate of 4.2 million shares of series B preferred stock were converted into approximately 9.5 million shares of our common during the following two conversion periods: (i) October 2, 2000 through October 12, 2000; and (ii) December 7, 2000 through December 20, 2000. During 2002 and 2001, we issued approximately 484,000 and 452,000 shares, respectively, of series B preferred stock in satisfaction of the regular quarterly paid-in-kind dividends on the series B preferred stock.

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

Service Company Mergers. Pursuant to the terms of the agreement and plan of merger with each of PMSI and JJFMSI, we issued an aggregate of approximately 0.3 million shares of our common stock to the employee shareholders of PMSI and JJFMSI at the time of the completion of the service company mergers.

Issuances to Directors. On October 2, 2000, we issued approximately 3,111 shares of common stock to one of our directors in connection with such director’s service on the special committee of our board of directors. These shares of common stock were valued based on then existing market prices of the common stock on the NYSE. We received no cash proceeds from the issuance of these shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2002, were derived from our consolidated financial statements and the related notes thereto. Our audited consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001, and 2000 are included in this annual report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of the factors that affect the comparability of the following financial data.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,

STATEMENT OF OPERATIONS:	2002	2001	2000	1999	1998

Revenue:
Management and other	$959,137	$930,635	$261,774	$—	$626,016
Rental	3,701	5,718	40,938	270,134	—
Licensing fees from affiliates	—	—	7,566	8,699	—

Total revenue	962,838	936,353	310,278	278,833	626,016

Expenses:
Operating	744,074	721,468	217,315	—	465,726
General and administrative	36,907	34,568	45,463	24,125	28,628
Lease	—	—	—	—	58,018
Depreciation and amortization	51,878	53,279	59,799	44,062	12,261
Fees to Operating Company	—	—	1,401	—	—
Write-off of amounts under lease arrangements	—	—	11,920	65,677	—
Impairment losses	—	—	527,919	76,433	—
Old CCA compensation charge	—	—	—	—	22,850

Total expenses	832,859	809,315	863,817	210,297	587,483

Operating income (loss)	129,979	127,038	(553,539)	68,536	38,533
Equity (earnings) loss and amortization of deferred gain, net	153	358	11,638	(3,608)	—
Interest expense (income), net	87,478	126,242	131,545	45,036	(2,770)
Other (income) expense	—	—	(3,099)	14,567	2,043
Change in fair value of derivative instruments	(2,206)	(14,554)	—	—	—
Loss on disposal of assets	111	74	1,733	1,995	—
Unrealized foreign currency transaction (gain) loss	(622)	219	8,147	—	—
Stockholder litigation settlements	—	—	75,406	—	—

Income (loss) from continuing operations before income taxes, minority interest, extraordinary charge and cumulative effect of accounting change	45,065	14,699	(778,909)	10,546	39,260
Income tax (expense) benefit	63,284	3,358	48,002	(83,200)	(14,280)

Income (loss) from continuing operations before minority interest, extraordinary charge and cumulative effect of accounting change	108,349	18,057	(730,907)	(72,654)	24,980
Minority interest in net loss of PMSI and JJFMSI	—	—	125	—	—

Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	108,349	18,057	(730,782)	(72,654)	24,980
Income from discontinued operations, net of taxes	681	7,637	—	—	2,001
Extraordinary charge	(36,670)	—	—	—	—
Cumulative effect of accounting change	(80,276)	—	—	—	(16,145)

Net income (loss)	(7,916)	25,694	(730,782)	(72,654)	10,836
Distributions to preferred stockholders	(20,959)	(20,024)	(13,526)	(8,600)	—

Net income (loss) available to common stockholders	$(28,875)	$5,670	$(744,308)	$(81,254)	$10,836

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$3.17	$(0.08)	$(56.68)	$(7.06)	$3.50
Income from discontinued operations, net of taxes	0.02	0.31	—	—	0.28
Extraordinary charge	(1.33)	—	—	—	—
Cumulative effect of accounting change	(2.90)	—	—	—	(2.26)

Net income (loss) available to common stockholders	$(1.04)	$0.23	$(56.68)	$(7.06)	$1.52

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$2.75	$(0.08)	$(56.68)	$(7.06)	$3.21
Income from discontinued operations, net of taxes	0.02	0.31	—	—	0.26
Extraordinary charge	(1.03)	—	—	—	—
Cumulative effect of accounting change	(2.26)	—	—	—	(2.05)

Net income (loss) available to common stockholders	$(0.52)	$0.23	$(56.68)	$(7.06)	$1.42

Weighted average common shares outstanding:
Basic	27,669	24,380	13,132	11,510	7,138
Diluted	35,574	24,380	13,132	11,510	7,894

	December 31,

BALANCE SHEET DATA:	2002	2001	2000	1999	1998

Total assets	$1,874,071	$1,971,280	$2,176,992	$2,716,644	$1,090,437
Total debt	$955,959	$963,600	$1,152,570	$1,098,991	$299,833
Total liabilities excluding deferred gains	$1,140,073	$1,224,119	$1,488,977	$1,209,528	$395,999
Stockholders’ equity	$733,998	$747,161	$688,015	$1,401,071	$451,986

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

In connection with the 1999 merger, we elected to change our tax status from a taxable corporation to a REIT effective with the filing of our 1999 federal income tax return. Therefore, the 1999 financial statements reflect the results of our operations as a REIT. As a REIT, we were dependent on Operating Company, as a lessee, for a significant source of our income. In connection with the restructuring in 2000, we acquired Operating Company on October 1, 2000 and the service companies on December 1, 2000, and amended our charter to remove provisions requiring us to elect to qualify and be taxed as a REIT. The 2001 and 2002 financial statements reflect our financial condition, results of operations and cash flows for a full year as an owner, operator and manager of prisons and other correctional facilities.

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

OVERVIEW

The Company

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and four states. As of December 31, 2002, we owned 40 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of December 31, 2002, we operated 60 facilities (including 37 facilities that we owned), with a total design capacity of approximately 59,000 beds in 21 states and the District of Columbia.

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

Our website address is www.correctionscorp.com. We make our Form 10-K, Form 10-Q, and Form 8-K reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Information contained on our website is not part of this report.

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

Accounts receivable. As of December 31, 2002, accounts receivable included $13.8 million due from the Commonwealth of Puerto Rico, classified as current assets of discontinued operations due to the termination of our contracts to manage three facilities in the Commonwealth of Puerto Rico during the second and third quarters of 2002. In February 2003, we entered into an agreement with the Commonwealth of Puerto Rico regarding the payment and resolution of the balance of the receivable. The agreement specifies payment dates for $11.3 million, of which $4.7 million has been collected, with the balance to be paid upon reconciliation of invoices presented. We currently expect to collect the balance of the receivable and, therefore, no allowance for doubtful accounts has been established for the accounts receivable balance. However, no assurance can be given as to the timing and ultimate collectibility of the remaining amounts due.

Asset impairments. As of December 31, 2002, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to continue to perform our impairment tests during the fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, referred to herein as Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc., or PMSI, and Juvenile and Jail Facility Management Services, Inc., or JJFMSI, both of which were privately-held service companies, referred to herein as the Service Companies, that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to the highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

Income taxes. As of December 31, 2002, we had approximately $141.4 million in gross deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of December 31, 2002, we have provided a valuation allowance to substantially reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2002 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of December 31, 2002 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

On October 24, 2002, we entered into a definitive settlement with the Internal Revenue Service, or the IRS, in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year did not trigger any additional distribution requirements by us in order to preserve our status as a real estate investment trust for federal income tax purposes for 1999. The adjustments will, however, serve to increase our accumulated earnings and profits in 2002 and therefore will affect the taxability of dividends paid on our Series A and Series B Preferred Stock in 2002 and later years.

In addition, due to a change in tax law created by the Job Creation and Worker Assistance Act of 2002, which was signed into law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, we will be due an income tax refund of approximately $32.1 million. While we do not currently expect the IRS to challenge the deduction associated with the change in depreciable lives of certain tax assets, the disallowance of all or a substantial portion of this deduction by the IRS would have a material adverse impact on our results of operations and expected cash flows.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets. The creation of such a deferred tax liability, and the significant improvement in our tax position since the original valuation allowance was established to reserve our deferred tax assets, resulted in the reduction of the valuation allowance, generating an income tax benefit of approximately $30.3 million during the fourth quarter of 2002, as we determined that substantially all of these deferred tax liabilities will be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods. We continue to evaluate additional tax strategies to maximize the opportunities created by the new law, which could result in an additional income tax refund and income tax benefits, although we can provide no assurance that any such tax strategies will come to fruition.

The IRS has recently completed auditing our federal tax return for the taxable year ended December 31, 2000. The IRS has proposed the disallowance of a loss we claimed as the result of our forgiveness in September 2000 of certain indebtedness of Operating Company. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after we seek all available remedies, the IRS prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe that we have meritorious defenses of our positions. We have not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

Self-funded insurance reserves. As of December 31, 2002, we had approximately $25.6 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance based on our history of claims experience and time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of December 31, 2002, we had approximately $20.7 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further described in the notes to our financial statements. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. In addition, with lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances and net cash provided by operations, although we may also utilize our senior bank credit facility, as further described below. We may also sell non-strategic assets and apply the net proceeds to pay-down our outstanding indebtedness.

As of December 31, 2002, our liquidity was provided by cash on hand of approximately $65.4 million and $58.0 million available under the $75.0 million revolving portion of our senior bank credit facility. During the year ended December 31, 2002, we generated $101.4 million in cash through operating activities, and as of December 31, 2002, we had net working capital of $68.4 million, including an income tax refund receivable of $32.1 million, which we expect to receive during the second quarter of 2003. We currently expect to be able to meet our cash expenditure requirements for the next year.

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

In May 2001, we completed a one-for-ten reverse stock split of our common stock, which satisfied a condition of continued listing of our common stock on the New York Stock Exchange, or NYSE. During December 2001, we completed an amendment and restatement of our Old Senior Bank Credit Facility. As part of the December 2001 amendment and restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the Old Senior Bank Credit Facility. Pursuant to terms of the December 2001 amendment and restatement, all loans under the Old Senior Bank Credit Facility accrued interest at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at our option.

As a result of the December 2001 amendment and restatement, certain financial and non-financial covenants of the Old Senior Bank Credit Facility were amended, including the removal of prior restrictions on our ability to pay cash dividends on shares of our Series A Preferred Stock. Under the terms of the December 2001 amendment and restatement, we were permitted to pay quarterly dividends, when declared by the board of directors, on the shares of Series A Preferred Stock, including all dividends in arrears. On December 13, 2001, our board of directors declared a cash dividend on the shares of Series A Preferred Stock for the fourth quarter of 2001, and for all five quarters then unpaid and in arrears, payable on January 15, 2002 to the holders of record of Series A Preferred Stock on December 31, 2001. As a result of the board’s declaration, we paid an aggregate of $12.9 million to holders of the Series A Preferred Stock in January 2002.

We believed, and continue to believe, that a short-term extension of the revolving portion of our Old Senior Bank Credit Facility was in our best interest for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, we believed that certain terms of the December 2001 amendment and restatement, including primarily the removal of prior restrictions to pay cash dividends on our shares of Series A Preferred Stock, including all dividends in arrears, would result in an improvement to our credit ratings, thereby enhancing the terms of a more comprehensive refinancing.

After completing the amendment and restatement of the Old Senior Bank Credit Facility in December 2001, Moody’s Investors Service upgraded the rating on our senior secured debt to “B2” from “B3”, our senior unsecured debt to “B3” from “Caa1”, and our preferred stock to “Caa2” from “Ca”.

On May 3, 2002, we completed a comprehensive refinancing of our senior indebtedness through the refinancing of our Old Senior Bank Credit Facility and the sale and issuance of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009, referred to herein as the 9.875% Senior Notes. The proceeds from the sale of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of our existing $100.0 million 12% unsecured senior notes due 2006, referred to herein as the 12% Senior Notes, pursuant to a tender offer and consent solicitation, and to pay related fees and expenses. Upon the completion of the refinancing, Moody’s Investors Service upgraded its rating of our senior secured debt to “B1” from “B2”, our senior unsecured debt to “B2” from “B3”, and our preferred stock to “Caa1” from “Caa2”, and Standard & Poor’s upgraded our corporate credit rating and its rating of our senior secured debt to “B+” from “B” and our senior unsecured debt to “B-” from “CCC+”.

Interest on the 9.875% Senior Notes accrues at the stated rate, and is payable semi-annually in arrears on May 1 and November 1 of each year. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries (other than our Puerto Rican subsidiary).

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

On January 17, 2003, after obtaining consent of the lenders under the New Senior Bank Credit Facility, we purchased the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Colorado, for a purchase price of approximately $47.5 million. We financed the purchase price through $30.0 million in borrowings under the New Senior Bank Credit Facility pursuant to an expansion of the Term Loan B Facility, with the balance of the purchase price satisfied with cash on hand. As a result of the expansion of the Term Loan B Facility, the quarterly principal installments required under its terms were increased by $75,000, with the remaining balance due in the final year.

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

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2002, was $101.4 million, compared with $92.8 million for the same period in the prior year. (As further discussed under “Results of Operations” below, we do not believe the cash flows for the year ended December 31, 2000, are comparable to the cash flows for the years ended December 31, 2001 or 2002.) Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002 and the change in fair value of the interest rate swap agreement, and the extraordinary charge related to the comprehensive refinancing completed on May 3, 2002. Income tax refunds of $30.6 million during the first quarter of 2001 and $32.2 million during the second quarter of 2002 contributed to the cash generated from operating activities in both years. As previously described herein, we also expect to receive an additional income tax refund of approximately $32.1 million during the second quarter of 2003. The increase in cash provided by operating activities was also due to a significant reduction in interest, primarily resulting from the pay-down of debt balances, the successful refinancing completed in May 2002, and due to lower market interest rates. These increases in cash provided by operating activities were partially offset by the payment of $52.2 million during the fourth quarter of 2002 in full satisfaction of the aforementioned settlement with the IRS with respect to our predecessor’s 1997 federal income tax return.

Investing Activities

Our cash flow used in investing activities was $9.7 million for the year ended December 31, 2002, and was primarily attributable to capital expenditures during the period of $17.1 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million. Capital expenditures during 2002 included $4.8 million for development and redevelopment activities, including primarily expenditures for our McRae Correctional Facility to meet specifications required by the Federal Bureau of Prisons, or BOP, in connection with a new contract award, and $12.3 million for maintenance capital expenditures incurred for the betterment, renewal or significant repairs that extended the useful life of our correctional facilities, or for new furniture, fixtures and equipment. In addition, we received refunds of restricted cash totaling approximately $5.2 million primarily used as collateral for workers’ compensation claims. We elected to post letters of credit from the sub-facility under the revolving portion of our New Senior Bank Credit Facility to replace the cash collateral on such claims. Our cash flow provided by investing activities was $130.9 million for the year ended December 31, 2001, and was primarily attributable to the proceeds received from the sales of our Mountain View Correctional Facility, located in Spruce Pine, North Carolina, on March 16, 2001, our Agecroft facility, located in Salford, England, on April 10, 2001, our Pamlico Correctional Facility, located in Bayboro, North Carolina, on June 28, 2001, and our Southern Nevada Women’s Correctional Center, located in Las Vegas, Nevada, on October 3, 2001.

Financing Activities

Our cash flow used in financing activities was $72.6 million for the year ended December 31, 2002, compared with $198.3 million for the same period in the prior year. Proceeds from the issuance on May 3, 2002 of the 9.875% Senior Notes and the New Senior Bank Credit Facility were largely offset by the repayment of the Old Senior Bank Credit Facility and the redemption of substantially all of the 12% Senior Notes. However, we also paid debt issuance costs of $37.5 million in connection with this comprehensive refinancing, and an additional $8.8 million to terminate the interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our Series A Preferred Stock for the fourth quarter of 2001 and for all five quarters then in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our Series A Preferred Stock during each of the second, third and fourth quarters of 2002. Net payments on debt during 2001 totaled $189.0 million and primarily consisted of the net cash proceeds received from the sale of the Mountain View Correctional Facility, the Agecroft facility, the Pamlico Correctional Facility, and the Southern Nevada Women’s Correctional Center that were immediately applied to amounts outstanding under the Old Senior Bank Credit Facility. Net payments on debt also included a lump sum payment of $35.0 million on the Old Senior Bank Credit Facility with cash on hand.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of December 31, 2002 (in thousands):

	Payments Due By Year Ended December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$23,054	$26,068	$56,834	$21,841	$377,138	$451,024	$955,959
Contingent interest	17,064	—	—	—	—	16,726	33,790
Operating leases	1,260	638	91	—	—	—	1,989

Total Contractual Cash Obligations	$41,378	$26,706	$56,925	$21,841	$377,138	$467,750	$991,738

As the result of a default during 2000 under the terms of our $40.0 Million Convertible Subordinated Notes, we are required to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.5% rate of return on such notes, retroactive to the date of issuance of the notes. The contingent interest is payable upon each of December 31, 2003 and upon repayment of the notes, unless the holders of the notes elect to convert the notes into common stock under the terms of the note purchase agreement or unless the price of our common stock meets or exceeds a “target price” as defined in the note purchase agreement.

We had $17.3 million of letters of credit outstanding at December 31, 2002 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. The Company did not have any draws under any outstanding letters of credit during 2002, 2001 or 2000.

RESULTS OF OPERATIONS

We do not believe the comparison between our results of operations or cash flows for the years ended December 31, 2002 and 2001 with the year ended December 31, 2000 is meaningful because the 2000 results of operations and cash flows reflect real estate activities between Operating Company and us for the period from January 1, 2000 through September 30, 2000 during a period of severe liquidity problems, and as of October 1, 2000, our financial condition, results of operations and cash flows include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, our financial condition, results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of the Service Companies as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders’ equity interest in the Service Companies during September 2000. The resulting increase in our assets and liabilities as of September 1, 2000 as a result of combining the balance sheets of PMSI and JJFMSI has been treated as a non-cash transaction in the combined statement of cash flows for the year ended December 31, 2000, with the September 1, 2000 combined cash balances of PMSI and JJFMSI ($22.0 million) included in “cash and cash equivalents, beginning of year.” The economic interests in each of PMSI and JJFMSI are presented under the equity method for all periods prior to September 1, 2000. For the entire years ended December 31, 2002 and 2001, our consolidated results of operations and cash flows reflect our results as a business specializing in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies.

Our 2002 and 2001 results of operations were impacted by, and the following table sets forth for the years ended December 31, 2002 and 2001, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2000	40	28	4	2	74
Sale of the Mountain View Correctional Facility	(1)	—	—	—	(1)
Sale of Agecroft Properties, Inc., which owned an interest in the Agecroft facility located in Salford, England.	(1)	—	—	—	(1)
Sale of the Pamlico Correctional Facility	(1)	—	—	—	(1)
Termination of the management contract for the Brownfield Intermediate Sanction Facility	—	(1)	—	—	(1)
Sale of the Southern Nevada Women’s Correctional Center, and due to the amendment of the previous contract terms, continued management of the facility	(1)	1	—	—	—

Facilities as of December 31, 2001	36	28	4	2	70

Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination of the management contracts for facilities in Puerto Rico	—	(3)	—	—	(3)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Termination of the management contract for the Delta Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2002	37	23	3	1	64

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

We incurred a net loss available to common stockholders of $28.9 million, or $0.52 per diluted share, for the year ended December 31, 2002, compared with net income available to common stockholders of $5.7 million, or $0.23 per diluted share, for the year ended December 31, 2001.

The net loss in 2002 resulted from the combined effects of a non-cash charge for the cumulative effect of accounting change for goodwill of $80.3 million, or $2.26 per diluted share, related to the adoption of SFAS 142 during the first quarter of 2002 and the extraordinary charge of $36.7 million, or $1.03 per diluted share, incurred in connection with the comprehensive refinancing completed during the second quarter of 2002. Offsetting these charges in 2002 was an aggregate income tax benefit of $63.3 million, which included a cash income tax benefit of $32.2 million recognized during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996. In addition, approximately $30.3 million of the income tax benefit in 2002 was due to the reduction of the tax valuation allowance applied to certain deferred tax assets arising primarily as a result of 2002 tax deductions based on a cumulative effect of accounting change for tax depreciation to be reported on our 2002 federal income tax return. Additionally, net interest expense decreased approximately $38.8 million during 2002 compared with 2001 due to the comprehensive refinancing completed in May of 2002, as well as the reduction of debt balances outstanding through the sale of fixed assets and internally generated cash, and lower market interest rates.

The net income available to common stockholders during 2001 included a loss from continuing operations after preferred stock distributions of $2.0 million, or $0.08 per diluted share, while income from discontinued operations was $7.6 million, or $0.31 per diluted share. Contributing to the net income attributable to common stockholders during 2001 was a non-cash gain of $25.6 million related to the extinguishment of a $26.1 million promissory note issued in connection with our federal stockholder litigation settlement, as further discussed below under the caption “change in fair value of derivative instruments.” Results for 2001 also included the non-cash effect of an $11.1 million charge associated with the accounting for an interest rate swap agreement required under prior terms of the Old Senior Bank Credit Facility.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2002 and 2001:

	For the Years Ended December 31,

	2002	2001

Revenue per compensated man-day	$49.32	$48.11
Operating expenses per compensated man-day:
Fixed expense	27.72	27.28
Variable expense	10.30	9.82

Total	38.02	37.10

Operating margin per compensated man-day	$11.30	$11.01

Operating margin	22.9%	22.9%

Average compensated occupancy	89.6%	88.4%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the years ended December 31, 2002 and 2001, totaled $959.1 million and $930.6 million, respectively. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the Immigration and Naturalization Service, or the INS, remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated approximately 33% of our total management revenue during 2002, compared with approximately 29% during 2001. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term. In addition, where customers have requested a reduction in per-diem rates, we have been somewhat successful in mitigating the reduction in revenue by obtaining the flexibility to reduce our operating expenses, such as through the reduction in the use of our various program services or through the consolidation of inmates into fewer facilities.

Operating expenses totaled $744.1 million and $721.5 million for the years ended December 31, 2002 and 2001, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses and was the primary cause of the increase in fixed expenses per compensated man-day. During 2002 and 2001, we have incurred wage increases due to tight labor markets for correctional officers and benefit increases due to surging healthcare costs. The increase in salaries and benefits contributed approximately $0.51 per compensated man-day to the increase in fixed expenses per compensated man-day from $27.28 during 2001 to $27.72 during 2002. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We are developing strategies to reduce our turnover rate, but we can provide no assurance that these strategies will be successful. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during 2002 compared with 2001. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance provides little protection for a deterioration in claims experience or increasing employee medical costs in general. We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims, but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, are currently expected to increase due to several recent high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

During the first quarter of 2001, we hired a General Counsel to manage our existing legal matters and to develop procedures to minimize the incidence of litigation in the future. We have been able to settle numerous cases on terms we believe are favorable. However, variable operating expenses included $4.9 million during 2002, compared with $0.3 million during 2001, for an overall increase in potential exposure for certain legal proceedings, none of which was individually significant. This increase of $4.6 million contributed approximately $0.24 per compensated man-day to the increase in variable expenses per compensated man-day from $9.82 during 2001 to $10.30 during 2002. Further, it is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated with respect to a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract was terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, with respect to the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Year
	Ended December 31,

	2002	2001

Owned and Managed Facilities:
Revenue per compensated man-day	$54.61	$53.63
Operating expenses per compensated man-day:
Fixed expense	29.62	29.16
Variable expense	11.34	11.03

Total	40.96	40.19

Operating margin per compensated man-day	$13.65	$13.44

Operating margin	25.0%	25.1%

Average compensated occupancy	83.4%	82.6%

Managed Only Facilities:
Revenue per compensated man-day	$40.98	$39.54
Operating expenses per compensated man-day:
Fixed expense	24.72	24.37
Variable expense	8.67	7.94

Total	33.39	32.31

Operating margin per compensated man-day	$7.59	$7.23

Operating margin	18.5%	18.3%

Average compensated occupancy	101.4%	99.4%

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December of 2002, resulting in an increase in management and other revenue upon commencement. However, start-up expenses were incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, which resulted in additional operating expenses before any revenue was generated, resulting in a reduction in net income during the third and fourth quarters of 2002.

During 2001, we provided correctional services for the State of Wisconsin at four of our facilities. During the fourth quarter of 2001, due to a short-term decline in the State of Wisconsin’s inmate population, the State transferred approximately 675 inmates out of our 1,536-bed Whiteville Correctional Facility, located in Whiteville, Tennessee, to the State’s correctional system, reducing the population of Wisconsin inmates in our facilities to approximately 3,400. Although the State of Wisconsin continued transferring inmates out of our facilities during the first quarter of 2002, our population of Wisconsin inmates has gradually increased, primarily at our 1,338-bed Prairie Correctional Facility, located in Appleton, Minnesota. Total management and other revenue at the Whiteville facility decreased $8.9 million, or 39.9%, during 2002 compared with 2001.

During September 2002, we announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium security Wisconsin inmates. The new contract replaced the existing contract with the State of Wisconsin on December 22, 2002. As of December 31, 2002, we managed approximately 3,500 Wisconsin inmates under the contract.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in the Whiteville Correctional Facility. We have begun to receive Tennessee inmates at the facility, and expect to continue receiving inmates under this contract through the first quarter of 2003. We expect this contract to contribute to an increase in management revenue during 2003.

Due to an increase in population at our 2,304-bed Central Arizona Detention Center, located in Florence, Arizona, and at our 910-bed Torrance County Detention Facility, located in Estancia, New Mexico, primarily from the USMS and the INS, management and other revenue increased $8.6 million and $6.8 million, respectively, at these facilities during 2002 compared with 2001.

The aforementioned acquisition in January 2003 of the Crowley County Correctional Facility, located in Olney Springs, Colorado, is expected to provide favorable investment returns contributing to an increase in our management revenue during 2003, while adding capacity in a state where projections call for significant inmate growth over the next several years.

During the second quarter of 2001, we were informed that our contract with the District of Columbia to house its inmates in our Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium security prison. The District of Columbia began transferring inmates out of the facility during the second quarter of 2001 and completed the process in July 2001. Total management and other revenue at this facility was approximately $6.4 million during the year ended December 31, 2001. The related operating expenses at this facility were $12.6 million during the year ended December 31, 2001. While no revenue was generated from this facility during 2002, we incurred approximately $2.9 million of operating expenses during the year ended December 31, 2002 for real estate taxes, utilities, insurance and other necessary expenses associated with owning the facility. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate. We have engaged in discussions with the BOP regarding a sale of the Northeast Ohio Correctional Center to the BOP, and are also continually exploring opportunities to reopen the facility; however, there can be no assurance that we will be able to reach agreements on a sale or to reopen this facility.

Managed-Only Facilities

During the fourth quarter of 2001, we committed to a plan to terminate our management contract at the Southwest Indiana Regional Youth Village, a 188-bed juvenile facility located in Vincennes, Indiana. During the first quarter of 2002, we entered into a mutual agreement with Children and Family Services Corporation, or CFSC, to terminate our management contract at the facility, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling approximately $0.7 million, which was previously considered uncollectible and was fully reserved. The termination of this management contract has not had a material impact on our financial statements. Because management committed to the termination of this management contract prior to the effective date of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, the results of operations were not reported in discontinued operations.

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility in October 2002. However, the State of Mississippi agreed to expand the management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. These events are not expected to have a material impact on our financial statements.

During July 2002, we renewed our contract with Tulsa County, Oklahoma, for the management of inmates at the David L. Moss Criminal Justice Center. The contract renewal included an increase in the per-diem rate, and also shifted to Tulsa County, the burden of certain utility expenses, resulting in a modest improvement in profitability for the management of this facility during 2002, compared with 2001.

During the fourth quarter of 2002, we were informed by the State of Florida of its intention to terminate our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. This termination, which occurred February 28, 2003, is not expected to have a material effect on the Company’s financial statements. During 2002, this facility generated total revenue and total operating expenses of $4.8 million and $4.0 million, respectively.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to terminate our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract on March 22, 2003. This termination, which occurred on March 22, 2003, is not expected to have a material effect on our financial statements. During 2002, this facility generated total revenue and total operating expenses of $20.3 million and $18.7 million, respectively.

Rental revenue

Rental revenue was $3.7 million for the year ended December 31, 2002, compared with $5.7 million during the year ended December 31, 2001. Rental revenue was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue has been received for these facilities during the year ended December 31, 2002. For the year ended December 31, 2001, rental revenue for these facilities totaled $2.0 million.

General and administrative expense

For the years ended December 31, 2002 and 2001, general and administrative expenses totaled $36.9 million and $34.6 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2001 primarily due to an increase in professional fees incurred in connection with the implementation of tax strategies to maximize opportunities created by a change in tax law in March 2002 and the aforementioned settlement with the IRS with respect to our predecessor’s 1997 federal income tax return. This increase was partially offset by a reduction in salaries and benefits, including incentive compensation.

Depreciation and amortization

For the years ended December 31, 2002 and 2001, depreciation and amortization expense totaled $51.9 million and $53.3 million, respectively. Amortization expense for the year ended December 31, 2001 included approximately $7.6 million for goodwill and $1.2 million for amortization of workforce values, both of which were established in connection with acquisitions occurring in 2000. Workforce values were classified into goodwill, and goodwill was no longer subject to amortization effective January 1, 2002, in accordance with a new accounting pronouncement, as further discussed under “Recent Accounting Pronouncements” herein. Amortization expense during the year ended December 31, 2001 is also net of a reduction to amortization expense of $8.5 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, the reduction to amortization expense during the year ended December 31, 2002 was $2.1 million, resulting in a net increase in depreciation and amortization expense of $6.4 million from 2001 to 2002.

Interest expense, net

Interest expense, net, is reported net of interest income for the years ended December 31, 2002 and 2001. Gross interest expense was $91.9 million and $133.7 million, respectively, for the years ended December 31, 2002 and 2001. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the New Senior Bank Credit Facility, the Old Senior Bank Credit Facility, the 9.875% Senior Notes, the 12% Senior Notes, net settlements on an interest rate swap, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to lower average outstanding indebtedness, the comprehensive refinancing completed on May 3, 2002, which decreased the interest rate spread on the New Senior Bank Credit Facility, the termination of the interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment. During 2001, we paid-down $189.0 million in total debt through a combination of $138.7 million in cash generated from asset sales and internally generated cash.

Gross interest income was $4.4 million and $7.5 million, respectively, for years ended December 31, 2002 and 2001. Gross interest income is earned on cash collateral requirements, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women’s Correctional Facility, which had been accounted for as a direct financing lease. Therefore, no interest income was received on this lease during 2002. For the year ended December 31, 2001, interest income for this lease totaled $0.9 million. Subsequent to the sale, we continue to manage the facility pursuant to a contract with the State of Nevada.

Change in fair value of derivative instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the years ended December 31, 2002 and 2001. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement. A negative fair value represented the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a $2.2 million non-cash gain and an $11.1 million non-cash charge, respectively, for the change in fair value of the swap agreement for the years ended December 31, 2002 and 2001. These amounts included $2.5 million for amortization of the transition adjustment, or the cumulative reduction in the fair value of the swap from its inception to the date we adopted SFAS 133 on January 1, 2001, during each year. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we continued to amortize the unamortized portion of the transition adjustment as a non-cash expense through December 31, 2002.

The New Senior Bank Credit Facility required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $36,000 as of December 31, 2002 was included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $964,000 during the year ended December 31, 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

On December 31, 2001, we issued approximately 2.8 million shares of common stock, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment, we estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded during the fourth quarter of 2001. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

While the state court portion of the stockholder litigation settlement has also been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance of approximately 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of our common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent our common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, we will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the consolidated balance sheet as of December 31, 2002, the issuance of the note is currently expected to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined. The note is currently expected to be issued during 2003.

Income tax benefit

We generated income tax benefits of approximately $63.3 million and $3.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in the income tax benefit during the year ended December 31, 2002, primarily resulted from the Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002. Among other changes, the tax law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

On October 24, 2002, we entered into a definitive settlement with the IRS in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Due to the change in tax law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, we will be due an income tax refund of approximately $32.1 million.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets. The creation of such a deferred tax liability, and the significant improvement in our tax position since the original valuation allowance was established to reserve our deferred tax assets, resulted in the reduction of the valuation allowance, generating an income tax benefit of approximately $30.3 million during the fourth quarter of 2002, as we determined that substantially all of these deferred tax liabilities will be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods. We continue to evaluate additional tax strategies to maximize the opportunities created by the new law, which could result in an additional income tax refund and income tax benefits, although we can provide no assurance that any such tax strategies will come to fruition.

As of December 31, 2002, our gross deferred tax assets totaled approximately $141.4 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of December 31, 2002, we have provided a valuation allowance to substantially reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2002 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of December 31, 2002 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium-security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. During 2002, these facilities generated total revenue of $7.9 million and operating expenses of $7.4 million, respectively. We recorded a non-cash charge as discontinued operations of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with these terminated management contracts. During 2001, these facilities generated total revenue of $22.6 million and operating expenses of $19.3 million.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility, which occurred on August 6, 2002. During 2002, this facility generated total revenue of $12.3 million and operating expenses of $9.9 million, respectively. During 2001, this facility generated total revenue of $21.1 million and operating expenses of $12.7 million.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes. This facility generated rental income of $0.4 million and $0.7 million during 2002 and 2001, respectively.

During 2002, depreciation and amortization, interest income, and income tax expense totaled $2.5 million, $0.6 million, and $0.6 million, respectively, for these facilities. During 2001, depreciation and amortization, interest income, and income tax expense totaled $0.9 million, $0.6 million, and $4.5 million, respectively, for these facilities.

Due to the sale of the juvenile facility, and due to the termination of the contracts to manage the three facilities in Puerto Rico, in accordance with SFAS 144, the operations of these facilities, net of taxes, were reported as discontinued operations during 2002 and 2001. The reclassification was not made for 2000, however, as the discontinued operations were not material in that year, and because the 2000 financial statements are not comparable to the 2001 and 2002 financial statements, as previously discussed herein.

Year Ended December 31, 2000

Management revenue

Management revenue consisted of revenue earned from the operation and management of adult and juvenile correctional and detention facilities for the year ended December 31, 2000, totaling $182.5 million, which, beginning as of October 1, 2000 and December 1, 2000, included management revenue previously earned by Operating Company and the Service Companies, respectively. Also included was the management revenue earned by the Service Companies from the operation and management of adult prisons and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $79.3 million.

Rental revenue

Net rental revenue was $40.9 million for the year ended December 31, 2000 and was generated from leasing correctional and detention facilities to Operating Company, governmental agencies and other private operators. For the year ended December 31, 2000, we reserved $213.3 million of the $244.3 million of gross rental revenue due from Operating Company through September 30, 2000 due to the uncertainty regarding the collectibility of the payments. During September 2000, we forgave all unpaid rental payments due from Operating Company as of August 31, 2000 (totaling $190.8 million). The forgiveness did not impact our financial statements at that time as the amounts forgiven had been previously reserved. The remaining $22.5 million in unpaid rentals from Operating Company was fully reserved in September 2000. The leases with Operating Company were cancelled in connection with the merger acquisition of Operating Company.

Licensing fees from affiliates

Licensing fees from affiliates were $7.6 million for the year ended December 31, 2000. Licensing fees were earned as a result of a trade name use agreement between us and Operating Company, which granted Operating Company the right to use the name “Corrections Corporation of America” and derivatives thereof subject to specified terms and conditions therein. The licensing fee was based upon gross rental revenue of Operating Company, subject to a limitation based on our gross revenue. All licensing fees were collected from Operating Company.

Operating expenses

Operating expenses included the operating expenses of the Service Companies on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $64.5 million. Also included were the operating expenses we incurred for the year ended December 31, 2000, totaling $152.8 million, which, beginning as of October 1, 2000 and December 1, 2000, included the operating expenses incurred by Operating Company and the Service Companies, respectively. Operating expenses consisted of those expenses incurred in the operation and management of prisons and other correctional facilities. Also included in operating expenses were our realized losses on foreign currency transactions of $0.6 million for the year ended December 31, 2000. These losses resulted from a detrimental fluctuation in the foreign currency exchange rate upon the collection of certain receivables denominated in British pounds. See “Unrealized foreign currency transaction loss” for further discussion of these receivables.

General and administrative expense

For the year ended December 31, 2000, general and administrative expense was $45.5 million. During the fourth quarter of 1999, we entered into a series of agreements concerning a proposed restructuring led by a group of institutional investors consisting of an affiliate of Fortress Investment Group LLC and affiliates of The Blackstone Group. In April 2000, the securities purchase agreement by and among the parties was terminated when Fortress/Blackstone elected not to match the terms of a subsequent proposal by Pacific Life Insurance Company. In June 2000, our securities purchase agreement with Pacific Life was mutually terminated by the parties after Pacific Life was unwilling to confirm that the June 2000 waiver and amendment to our Old Senior Bank Credit Facility satisfied the terms of the agreement with Pacific Life. In connection with the proposed restructuring transactions with Fortress/Blackstone and Pacific Life and the completion of the restructuring, including the Operating Company merger, we terminated the services of one of our financial advisors during the third quarter of 2000. For the year ended December 31, 2000, we accrued expenses of approximately $24.3 million in connection with existing and potential litigation associated with the termination of the aforementioned agreements. All disputes with these parties have since been settled or otherwise resolved.

General and administrative expenses incurred by the Service Companies on a combined basis for the period September 1, 2000 through November 30, 2000 totaled $0.6 million. Additional general and administrative expenses incurred for the year ended December 31, 2000 totaled $20.6 million, which, beginning as of October 1, 2000 and December 1, 2000, included the general and administrative expenses incurred by Operating Company and the Service Companies, respectively. These additional general and administrative expenses consisted primarily of corporate management salaries and benefits, professional fees and other administrative expenses. Effective October 1, 2000, as a result of the Operating Company merger, corporate management salaries and benefits also contained the former corporate employees of Operating Company. Also included in these additional general and administrative expenses were $2.0 million in severance payments to our former chief executive officer and secretary and $1.3 million in severance payments to various other company employees.

Depreciation and amortization

For the year ended December 31, 2000, depreciation and amortization expense was $59.8 million, including depreciation and amortization expense for the Service Companies from the operation and management of adult prisons and jails and juvenile detention facilities on a combined basis for the period September 1, 2000 through November 30, 2000, totaling $3.9 million.

License fees to Operating Company

Licensing fees to Operating Company were recognized under the terms of a trade name use agreement between Operating Company and each of the Service Companies, which were assumed as a result of the Operating Company merger. Under the terms of the trade name use agreement, the Service Companies were required to pay to Operating Company 2.0% of gross management revenue for the use of the Corrections Corporation of America name and derivatives thereof. The Service Companies incurred expenses of $0.5 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company merger. The trade name use agreement was cancelled upon the acquisitions of the Service Companies.

Administrative services fee to Operating Company

Operating Company and each of the Service Companies were parties to an administrative services agreement whereby Operating Company would charge a fee to manage and provide general and administrative services to each of the Service Companies. We assumed this agreement as a result of the Operating Company merger. The Service Companies recognized expenses of $0.9 million under this agreement for the month of September 2000. The October and November expenses incurred under this agreement were eliminated in combination, subsequent to the Operating Company merger. The administrative services agreement was cancelled upon the acquisitions of the Service Companies.

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

Impairment losses

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” or SFAS 121, required impairment losses to be recognized for long-lived assets used in operations when indications of impairment were present and the estimate of undiscounted future cash flows was not sufficient to recover asset carrying amounts.

Following the completion of the Operating Company merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering our financial condition, our new management developed a strategic operating plan to improve our financial position, and developed revised projections to evaluate various potential transactions. Management also conducted strategic assessments and evaluated our assets for impairment. Further, management evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale.

In accordance with SFAS 121, we estimated the undiscounted net cash flows for each of our properties and compared the sum of those undiscounted net cash flows to our investment in each property. Through these analyses, we determined that eight of our correctional and detention facilities and the long-lived assets of the transportation business had been impaired. For these properties, we reduced the carrying values of the underlying assets to their estimated fair values, as determined based on anticipated future cash flows discounted at rates commensurate with the risks involved. The resulting impairment loss totaled $420.5 million.

During the fourth quarter of 2000, as part of management’s strategic assessment, we committed to a plan of disposal for certain of our long-lived assets. In accordance with SFAS 121, we recorded losses on these assets based on the difference between the carrying value and the estimated net realizable value of the assets. We estimated the net realizable values of certain facilities and direct financing leases held for sale based on outstanding offers to purchase, appraisals, as well as utilizing various financial models, including discounted cash flow analyses, less estimated costs to sell each asset. The resulting impairment loss for these assets totaled $86.1 million.

Included in property and equipment were costs associated with the development of potential facilities. Based on our strategic assessment during the fourth quarter of 2000, we decided to abandon further development of these projects and expense any amounts previously capitalized. The resulting expense totaled $2.1 million.

During the third quarter of 2000, we determined either not to pursue further development or to reconsider the use of certain parcels of property in California, Maryland and the District of Columbia. Accordingly, we reduced the carrying values of the land to their estimated net realizable value, resulting in an impairment loss totaling $19.2 million.

Equity in loss and amortization of deferred gains, net

For the year ended December 31, 2000, equity in losses and amortization of deferred gains, net, was $11.6 million. We recognized equity in losses of PMSI and JJFMSI of approximately $12,000 and $870,000, respectively through August 31, 2000. In addition, we recognized equity in losses of

Operating Company of approximately $20.6 million. For 2000, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $6.5 million and $3.3 million, respectively. Deferred gains were generated as a result of the sale of certain management contracts to PMSI and JJFMSI. These deferred gains were to be amortized over a five-year period commencing January 1, 1999, which represented the average remaining lives of the contracts sold to PMSI and JJFMSI, plus any contractual renewal options. Effective with the acquisitions of PMSI and JJFMSI, the unamortized balances of the deferred gains on sales of contracts were applied in accordance with the purchase method of accounting.

Interest expense, net

Interest expense, net, was reported net of interest income and capitalized interest for the year ended December 31, 2000. Gross interest expense was $145.0 million for the year ended December 31, 2000. Gross interest expense was based on outstanding convertible subordinated notes payable balances, borrowings under the Old Senior Bank Credit Facility, the Operating Company revolving credit facility, the 12% Senior Notes, and amortization of loan costs and unused facility fees. Interest expense was reported net of capitalized interest on construction in progress of $8.3 million for the year ended December 31, 2000.

Gross interest income was $13.5 million for the year ended December 31, 2000. Gross interest income was earned on cash used to collateralize letters of credit for certain construction projects, direct financing leases and investments of cash and cash equivalents.

Other income

Other income for the year ended December 31, 2000 totaled $3.1 million. In September 2000, we received approximately $4.5 million in final settlement of amounts held in escrow related to the 1998 acquisition of the outstanding capital stock of U.S. Corrections Corporation. The $3.1 million represented the proceeds, net of miscellaneous receivables, arising from claims against the escrow.

Loss on disposals of assets

We incurred a loss on sales of assets during 2000 of approximately $1.7 million. During the fourth quarter of 2000, JJFMSI sold its 50% interest in CCA Australia resulting in a $3.6 million loss. This loss was offset by a gain of $0.6 million resulting from the sale of a correctional facility located in Kentucky, a gain of $1.6 million on the sale of JJFMSI’s 50% interest in U.K. Detention Services Limited and a loss of $0.3 million resulting from the abandonment of a project under development.

Unrealized foreign currency transaction loss

In connection with the construction and development of the Agecroft facility, located in Salford, England, we extended a working capital loan to the operator of the facility. This loan, along with various other short-term receivables, are denominated in British pounds; consequently, we adjust these receivables to the current exchange rate at each balance sheet date, and recognize the currency gain or loss in current period earnings. Due to negative fluctuations in foreign currency exchange rates between the British pound and the U.S. dollar, we recognized net unrealized foreign currency transaction losses of $8.1 million for the year ended December 31, 2000.

Stockholder litigation settlement

In February 2001, we received court approval of the revised terms of the definitive settlement agreements regarding the settlement of all outstanding stockholder litigation against us and certain of our existing and former directors and executive officers. Pursuant to the terms of the settlement, we agreed to issue to the plaintiffs an aggregate of 4.7 million shares of common stock and a subordinated promissory note in the aggregate principal amount of $29.0 million.

As of December 31, 2000, we had accrued the estimated obligation of the contingency associated with the stockholder litigation, amounting to approximately $75.4 million.

Income taxes

In connection with the corporate restructuring in 2000, on September 12, 2000, our stockholders approved an amendment to our charter to remove provisions that required us to elect to qualify and be taxed as a real estate investment trust for federal income tax purposes effective January 1, 2000. As a result of the amendment to our charter, we have been taxed as a taxable subchapter C corporation beginning with our taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, we were required to establish current and deferred tax assets and liabilities in our financial statements in the period in which a change of tax status occurred. As such, our benefit for income taxes for the year ended December 31, 2000 included the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our locations included in the owned and managed facilities during the first quarter of 2002. This goodwill was established in connection with the acquisition of Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of PMSI and JJFMSI. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to the highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” or APB 30, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of our management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as we do not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. We adopted SFAS 144 on January 1, 2002.

Due to the sale of our interest in a juvenile facility during the second quarter of 2002, as well as the termination of our management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility and the termination of our management contract during the third quarter of 2002 for the Guayama Correctional Center, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations on our statements of operations for the years ended December 31, 2002 and 2001. The reclassification was not made to the statement of operations for the year ended December 31, 2000, as the discontinued operations are not material in that year, and because the 2000 financial statements are not comparable to the 2001 and 2002 financial statements, as previously discussed under “Results of Operations” herein.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through December 31, 2002, adoption of FIN 45 has not had a material effect on our financial statements. The future effect of FIN 45 on our financial statements will depend on whether we enter into new or modify existing guarantees.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148. SFAS 148 amends FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board, or APB, Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our New Senior Bank Credit Facility and certain other indebtedness. The interest on the New Senior Bank Credit Facility and such other indebtedness is subject to fluctuations in the market. We were also exposed to market risk related to our Old Senior Bank Credit Facility prior to its refinancing in May 2002. If the interest rate for our outstanding indebtedness under the Old Senior Bank Credit Facility and the New Senior Bank Credit Facility was 100 basis points higher or lower during the years ended December 31, 2002, 2001 and 2000, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $5.9 million, $5.5 million and $6.0 million, respectively, including the effects of our interest rate swap arrangements discussed below.

As of December 31, 2002, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $10.8 million of senior notes with a fixed interest rate of 12%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8%, $107.5 million of series A preferred stock with a fixed dividend rate of 8% and $107.8 million of series B preferred stock with a fixed dividend rate of 12%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our financial statements.

The Old Senior Bank Credit Facility required us to hedge $325.0 million of our floating rate debt. We entered into certain swap arrangements fixing LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through December 31, 2002. The difference between the floating rate and the swap rate was recognized in interest expense each period. Effective January 1, 2001, the change in the fair value of the swap agreement from period to period was reflected in earnings and was largely due to changing interest rates and the reduction in the remaining life of the swap during the reporting period.

In May 2002, we terminated the interest rate swap agreement at a price of approximately $8.8 million. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of our Agecroft facility located in Salford, England, which was sold in April 2001. We extended a working capital loan to the operator of this facility. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At December 31, 2002, the receivables due us and denominated in British pounds totaled 4.3 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this annual report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 14, 2002, we dismissed our independent public accountant, Arthur Andersen LLP, and engaged the services of Ernst & Young LLP, as our new independent auditors for our fiscal year ending December 31, 2002. The Audit Committee of our Board of Directors and our Board of Directors authorized the dismissal of Arthur Andersen and the immediate engagement of Ernst & Young.

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except to the extent that Arthur Andersen’s report for each of the years ended December 31, 2001 and 2000 contained explanatory statements regarding our pending debt maturities under the terms of our then existing senior bank credit facility.

During the years ended December 31, 2001 and 2000, and the subsequent interim period through the date of Arthur Andersen’s dismissal, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Arthur Andersen with a copy of the foregoing disclosures, and requested that Arthur Andersen furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen agreed with such statements. Arthur Andersen’s letter, dated May 15, 2002, which is incorporated herein by reference to Exhibit 16.1 to our Form 8-K dated May 15, 2002, affirmed its agreement with such statements.

During the two most recent fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through May 13, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. Notwithstanding the foregoing, during the fiscal year ended December 31, 2000 and during the first quarter of 2001, Ernst & Young and/or an affiliate thereof provided us with certain management consulting services as required under the terms of our then existing senior bank credit facility. In addition, during the fourth quarter of 2001 and to May 13, 2002, an affiliate of Ernst & Young provided a subsidiary of ours with certain management consulting services.

PART III.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS.

Set forth below is certain information regarding our directors and executive officers. Additional information required by this Item 10 is hereby incorporated by reference from the information under the headings “Proposal I-Election of Directors-Directors Standing for Election,”
“ — Information Concerning Executive Officers Who Are Not Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2003 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2003.

As a part of our comprehensive Corporate Compliance Manual, our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics and Business Conduct included in our Corporate Compliance Manual is posted on our website at www.correctionscorp.com.

Information Concerning Our Executive Officers

The following sets forth certain information regarding our executive officers (ages are given as of the date of this annual report).

John D. Ferguson, age 57, currently serves as a director of the Company and as our Chief Executive Officer, President and Vice-Chairman of the board of directors of the Company (the “Board”), positions he has held since August 2000. Mr. Ferguson also serves as the Chairman of the Executive Committee of the Board. Prior to joining the Company, Mr. Ferguson served as the Commissioner of Finance for the State of Tennessee from June 1996 to July 2000. As Commissioner of Finance, Mr. Ferguson served as the State’s chief corporate officer and was responsible for directing the preparation and implementation of the State’s $17.2 billion budget. From 1990 to February 1995, Mr. Ferguson served as the chairman and chief executive officer of Community Bancshares, Inc., the parent corporation of The Community Bank of Germantown (Tennessee). Mr. Ferguson is a former member of the State of Tennessee Board of Education and served on the Governor’s Commission on Practical Government for the State of Tennessee. Mr. Ferguson graduated from Mississippi State University in 1967.

Kenneth A. Bouldin, age 60, currently serves as an Executive Vice President and as the Chief Development Officer of the Company. Prior to joining the Company, Mr. Bouldin was the President of KAB Associates, Inc., a management consulting company. Mr. Bouldin established Econotech, an information technology staffing firm, in 1995, which achieved revenues of $15 million per annum and was sold in 2000. Mr. Bouldin served as vice president of Comdisco, Inc. and manager of its Federal Marketing Group from 1993 to 1995. Mr. Bouldin also served as president and chief operating officer of the Computer Dealers and Lessors Association, which he had previously helped form and served as chairman of its board of directors. Mr. Bouldin also co-founded Econocom, a business that sold and leased new and used data processing equipment. Mr. Bouldin has also had a lengthy military career, rising to the rank of Major General and serving as a commanding general of the 125th Army Reserve Command during Desert Storm. Mr. Bouldin graduated cum laude from the University of Tennessee with a B.S. degree in electrical engineering.

Irving E. Lingo, Jr., age 51, currently serves as an Executive Vice President and as the Chief Financial Officer and Assistant Secretary of the Company, positions he has held since December

2000. Prior to joining the Company, Mr. Lingo was chief financial officer for Bradley Real Estate, Inc., a NYSE-listed REIT headquartered in Chicago, Illinois, where he was responsible for financial accounting and reporting, including Securities and Exchange Commission compliance, capital markets and mergers and acquisitions from September 1995 to September 2000. Prior to joining Bradley Real Estate, Inc., Mr. Lingo held positions as chief financial officer, chief operating officer and vice president, finance for several public and private companies, including Lingerfelt Industrial Properties, CSX Corporation and Goodman Segar Hogan, Inc. In addition, he was previously an audit manager at Ernst & Young LLP. Mr. Lingo graduated summa cum laude from Old Dominion University where he received a B.S. degree in Business Administration.

G. A. Puryear IV, age 34, currently serves as an Executive Vice President and as the General Counsel and Secretary of the Company, positions he has held since January 2001. Prior to joining the Company, from 1998 to 2001 Mr. Puryear served as legislative director and counsel for U.S. Senator Bill Frist, where he worked on legislation and other policy matters. During that time, he also took a leave of absence to serve as a debate advisor to Vice President Richard B. Cheney. In addition, from 1997 to 1998, Mr. Puryear was counsel to the special investigation of campaign finance abuses during the 1996 elections conducted by the U.S. Senate Committee on Governmental Affairs, which was chaired by U.S. Senator Fred Thompson. Prior to his career on Capitol Hill, Mr. Puryear practiced law with Farris, Warfield & Kanaday, PLC (now Stites & Harbison, PLLC) in Nashville in the commercial litigation section. Mr. Puryear graduated from Emory University with a major in Political Science in 1990 and received his J.D. from the University of North Carolina in 1993.

James A. Seaton, age 53, currently serves as an Executive Vice President and as the Chief Operating Officer of the Company, positions he has held since July 2002. Prior to joining the Company, Mr. Seaton managed his own consulting/contracting CEO firm, serving as Interim Presidents for AMCAS (a subsidiary of Questcom, Inc.), Treats and Eats, and APT Image. From 1998 to 2000, Mr. Seaton served as President-School Services Division of Sodexho Marriott Services, based in Maryland, where he was responsible for management and growth of the $420 million division and 8,500 associates. From 1972 to 1998, he served in various leadership roles for Marriott International in Washington, D.C., including Senior Vice President-Corporate Services. He is a graduate of New Mexico State University.

David M. Garfinkle, age 35, currently serves as the Vice President, Finance of the Company, a position he has held since February 2001. Prior to joining the Company, Mr. Garfinkle was the vice president and controller for Bradley Real Estate, Inc. since 1996. Prior to joining Bradley Real Estate, Inc., Mr. Garfinkle was a senior audit manager at KPMG Peat Marwick LLP. Mr. Garfinkle graduated summa cum laude from St. Bonaventure University in 1989 with a B.B.A. degree.

Todd J. Mullenger, age 44, currently serves as the Vice President, Treasurer of the Company, a position he has held since January 2001. Mr. Mullenger served as the Vice President, Finance of the Company from August 2000 to January 2001. Mr. Mullenger served as vice president, finance of Operating Company from January 1, 1999 through the completion of the Company’s restructuring. Mr. Mullenger also previously served as the vice president of Old CCA from August 1998 until the completion of its merger with the Company. From September 1996 to July 1998, Mr. Mullenger served as assistant vice president-finance of Service Merchandise Company, Inc., a former publicly traded retailer headquartered in Nashville, Tennessee. Prior to September 1996, Mr. Mullenger served as an audit manager with Arthur Andersen LLP. Mr. Mullenger graduated from the University of Iowa in 1981 with a B.B.A. degree. He also received an M.B.A. from Middle Tennessee State University.

Jimmy Turner, age 43, currently serves as the Vice President, Operations of the Company, a position he has held since the completion of the Company’s restructuring. From August 1999 through the completion of the Company’s restructuring, Mr. Turner served as vice president of operations of Operating Company. A 22-year corrections professional, Mr. Turner served as warden of the Company’s Northeast Ohio Correctional Center in Youngstown, Ohio from March 1998 to his promotion to vice president of Operating Company in 1999. Mr. Turner joined Old CCA in 1989 as assistant warden of the Company’s Silverdale Facilities in Chattanooga, Tennessee. He also served as assistant warden at the Company’s Winn Correctional Center in Winnfield, Louisiana and the Company’s Metro-Davidson County Detention Facility in Nashville, Tennessee, where he ultimately was promoted to warden. Mr. Turner also served as a senior divisional director of Old CCA. Mr. Turner attended Sam Houston State University in Huntsville, Texas from 1980 to 1982.

Information Concerning Our Board of Directors

The following sets forth certain information regarding each member of our board of directors, with the exception of John D. Ferguson (ages are given as of the date of this annual report).

William F. Andrews, age 71, currently serves as a director of the Company and as the Chairman of our Board, positions he has held since August 2000. Mr. Andrews also serves as a member of the Executive Committee of the Board. Mr. Andrews has been a principal of Kohlberg & Company, a private equity firm specializing in middle market investing, since 1995 and is currently the chairman of the board of directors of Katy Industries, Inc., a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines. Mr. Andrews served as a director of JJFMSI from its formation in 1998 to July 2000 and served as a member of the board of directors of Old CCA from 1986 to May 1998. Mr. Andrews has served as the chairman of Scovill Fasteners Inc., a manufacturing company, from 1995 to 2001 and has served as the chairman of Northwestern Steel and Wire Company, a manufacturing company, from 1998 to 2001. From 1995 to 1998, Mr. Andrews served as chairman of Schrader-Bridgeport International, Inc. and has also served on the board of directors of Navistar International Corporation. Mr. Andrews also currently serves as a director of Black Box Corporation and Trex Corporation. Mr. Andrews is a graduate of the University of Maryland and received his M.B.A. from Seton Hall University.

Lucius E. Burch, III, age 61, currently serves as a director of the Company and as a member of the Audit Committee of the Board, positions he has held since December 2000. Mr. Burch also serves as a member of the Executive Committee of the Board. Mr. Burch currently serves as chairman and chief executive officer of Burch Investment Group, a private venture capital firm located in Nashville, Tennessee, formerly known as Massey Burch Investment Group, Inc., a position he has held since October 1989. Mr. Burch served as a member of the board of directors of Old CCA from May 1998 through the completion of its merger with the Company, and as the chairman of the board of directors of Operating Company from January 1999 through the completion of the Company’s restructuring. Mr. Burch has served on a number of public and private boards of directors, including seven NYSE companies. Mr. Burch graduated from the University of North Carolina where he received a B.A. degree in 1963.

John D. Correnti, age 55, currently serves as a director of the Company and as a member of the Compensation Committee of the Board, positions he has held since December 2000. From December 1999 through December 2002, Mr. Correnti served as the chairman of the board of directors and as the chief executive officer of Birmingham Steel Corporation, a publicly-traded steel manufacturing company acquired by Nucor Corporation, a publicly-traded mini-mill manufacturer of steel products, in December 2002. Mr. Correnti served as the president, chief executive officer and vice chairman of Nucor Corporation from 1996 to 1999 and as its president and chief operating officer from 1991 to 1996. Mr. Correnti also serves as a director of Navistar International Corporation. Mr. Correnti holds a B.S. degree in civil engineering from Clarkson University.

John R. Horne, age 65, currently serves as a director of the Company, a position he has held since December 2001. Since February 2002, Mr. Horne has also served as a member of the Compensation Committee of the Board. Mr. Horne also currently serves as chairman of Navistar International Corporation, a publicly-traded truck and engine manufacturer, a position he has held since April 1996. From March 1995 to February 2003, Mr. Horne also served as Navistar’s president and chief executive officer after having served as the company’s chief operating officer for more than four years. Mr. Horne also currently serves on the board of directors of Intermet Corporation, the National Association of Manufacturers and Junior Achievement of Chicago, as well as the board of trustees of Manufacturer’s Alliance/MAPI. Mr. Horne received his M.S. degree in mechanical engineering from Bradley University in 1964, a B.S. degree in mechanical engineering from Purdue University in 1960, which also awarded him an Honorary Doctor of Engineering degree on May 17, 1998, and is a graduate of the management program at Harvard Graduate School of Business Administration.

C. Michael Jacobi, age 61, currently serves as a director of the Company and as the Chairman of the Audit Committee of the Board, positions he has held since December 2000. Mr. Jacobi is currently the president, chief executive officer and board member of Katy Industries, Inc., a publicly-traded manufacturer and distributor of consumer electric corded products and maintenance cleaning products, among other product lines. Mr. Jacobi currently serves as a member of the board of directors of Webster Financial Corporation, a publicly-held bank headquartered in Waterbury, Connecticut, and as a member of the board of directors of Innotek, Inc., a privately-held company located in Garrett, Indiana engaged in the manufacture of electronic pet containment systems. Mr. Jacobi served as the president and chief executive officer of Timex Corporation from December 1993 to August 1999 and as a member of its board of directors from 1992 to 2000. Mr. Jacobi is a certified public accountant and holds a B.S. degree from the University of Connecticut.

Thurgood Marshall, Jr., age 46, currently serves as a director of the Company, a position he has held since December 2002. Mr. Marshall also serves as a member of the Nominating and Corporate Governance Committee of the Board. Mr. Marshall is a partner in the law firm of Swidler Berlin Shereff Friedman in Washington, D.C. Previously, he has held political appointments in several branches of the federal government, including Cabinet Secretary to President Clinton, and Director of Legislative Affairs and Deputy Counsel to Vice President Al Gore. In his role under President Clinton, Mr. Marshall was the chief liaison between the President and the agencies of the Executive Branch. In his current legal career, he practices in the firm’s Government Affairs Group and represents clients appearing before federal agencies and Congress. Mr. Marshall, the son of the historic Supreme Court Justice Thurgood Marshall, earned a B.A. in 1978 and a J.D. in 1981 from the University of Virginia, after which he clerked for the United States District Judge Barrington D. Parker. He chairs the American Bar Association Election Law Committee, and serves as a board member of the National Fish & Wildlife Foundation and the Supreme Court Historical Society. He also serves as the Vice Chair of the Ethics Oversight Committee of the United States Olympic Committee.

Charles L. Overby, age 56, currently serves as a director of the Company, a position he has held since December 2001. Since February 2002, Mr. Overby has served as a member of the Audit Committee of the Board. Mr. Overby has also served as the Chairman of the Board’s Nominating and Corporate Governance Committee since the committee’s establishment in December 2002. Mr. Overby also serves as chairman and chief executive officer of The Freedom Forum, an independent, non-partisan foundation dedicated to the First Amendment and media issues, and two of the foundation’s affiliate organizations: the Newseum and The Freedom Forum First Amendment Center. Mr. Overby is a former Pulitzer Prize-winning editor in Jackson, Mississippi. He worked for 16 years as reporter, editor and corporate executive for Gannett Company, the nation’s largest newspaper company. He was vice president for news and communications for Gannett and served on the management committees of Gannett and USA TODAY. Mr. Overby serves on the board of the Committee to Protect Journalists, the Board of Regents of Baylor University, and the board of the National Collegiate Athletic Association Foundation. He is a member of the foundation board of the University of Mississippi, his alma mater.

John R. Prann, Jr., age 52, currently serves as a director of the Company and as a member of the Compensation Committee of the Board, positions he has held since December 2000. Mr. Prann served as the president and chief executive officer of Katy Industries, Inc. from 1993 to February 2001. From 1991 to 1995, Mr. Prann served as the president and chief executive officer of CRL, Inc., an equity and real estate investment company that held a 25% interest in Katy Industries, Inc. A former partner with the accounting firm of Deloitte & Touche, Mr. Prann graduated from the University of California, Riverside in 1974 and obtained his M.B.A. from the University of Chicago in 1979.

Joseph V. Russell, age 62, currently serves as a director of the Company, a position he has held since the Company’s merger with Old Prison Realty and Old CCA. Mr. Russell also serves as the Chairman of the Compensation Committee of the Board, as a member of the Executive Committee and of the Nominating and Corporate Governance Committee of the Board. Prior to the Company’s merger with Old Prison Realty, Mr. Russell served as an independent trustee of Old Prison Realty. Mr. Russell is the president and chief financial officer of Elan-Polo, Inc., a Nashville-based, privately-held, world-wide producer and distributor of footwear. Mr. Russell is also the vice president of, and a principal in, RCR Building Corporation, a Nashville-based, privately-held builder and developer of commercial and industrial properties. He also serves on the boards of directors of Community Care Corp., the Footwear Distributors of America Association and US Auto Insurance Company. Mr. Russell graduated from the University of Tennessee in 1963 with a B.S. in Finance.

Henri L. Wedell, age 61, currently serves as a director of the Company and as a member of the Audit Committee of the Board, positions he has held since December 2000. Mr. Wedell currently is a private investor in Memphis, Tennessee. Prior to Mr. Wedell’s retirement in 1999, he served as the senior vice president of sales of The Robinson Humphrey Co., a wholly-owned subsidiary of Smith-Barney, Inc., an investment banking company with which he was employed for over 24 years. From 1990 to 1996, he served as a member of the board of directors of Community Bancshares, Inc., the parent corporation to The Community Bank of Germantown (Tennessee). Mr. Wedell graduated from the Tulane University Business School, where he received a B.B.A. in 1963.

Information Concerning Our Audit Committee

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. The non-audit services, as defined by the SEC, approved by the Audit Committee in the fourth quarter of 2002 are listed below. Each of the services has been approved in accordance with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

During the fourth quarter of 2002, the Audit Committee approved new or recurring engagements of Ernst & Young for the following non-audit services: (1) business risk assessment; (2) information technology security review; (3) tax compliance; and (4) tax consultations. In addition to these non-audit services, the Audit Committee approved the following audit and audit-related services, as defined by the SEC: (1) assistance with reviewing reports filed with the SEC; (2) a re-audit of our 2001 financial statements; and (3) the audit of our 2002 financial statements.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal I-Election of Directors,” “Corporate Governance-Director Compensation,” “Executive Compensation,” and “Performance Graph” in our definitive proxy statement for the 2003 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management-Ownership of Common Stock” and “-Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2003 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance-Certain Relationships and Related Transactions” in our definitive proxy statement for the 2003 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

As of March 18, 2003, an evaluation was performed under the supervision and with the participation of our senior management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14(c) and
15d-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, our senior management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 18, 2003.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(3)	The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith.

(b)	Reports on Form 8-K:

The following Form 8-K reports were filed during the period October 1, 2002 through December 31, 2002:

(1)	Filed October 28, 2002 (earliest event October 24, 2002) reporting in Item 5., the settlement of the 1997 federal income tax audit and the entering into an agreement to manage inmates from the State of Tennessee.

(2)	Filed December 27, 2002 (earliest event October 25, 2002) reporting in Item 5., the reissuance of our consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 to include the audit report of Ernst & Young LLP on our consolidated financial statements as of December 31, 2001 and for the year then ended.

The following Form 8-K reports were filed subsequent to December 31, 2002:

(1)	Filed January 21, 2003 (earliest event January 17, 2003) reporting in Item 5., the purchase of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado.

(2)	Filed February 12, 2003 (earliest event February 12, 2003) reporting in Item 9., and Item 12., the issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2002.

(3)	Filed February 14, 2003 (earliest event February 13, 2003) reporting in Item 5., the completion of an exchange offer for the 9.875% Senior Notes due 2009.

(4)	Filed March 20, 2003 (earliest event March 20, 2003) reporting in Item 9., the posting on our website of slides used by our representatives in a presentation to a conference for securities analysts and institutional investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: March 25, 2003	By:	/s/ John D. Ferguson John D. Ferguson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Ferguson John D. Ferguson, President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003 March 25, 2003

/s/ Irving E. Lingo, Jr. Irving E. Lingo Jr., Chief Financial Officer (Principal Accounting Officer)	March 25, 2003 March 25, 2003

/s/ William F. Andrews William F. Andrews, Chairman of the Board and Director	March 25, 2003 March 25, 2003

/s/ Joseph V. Russell Joseph V. Russell, Director	March 25, 2003 March 25, 2003

/s/ Lucius E. Burch, III Lucius E. Burch, III, Director	March 25, 2003 March 25, 2003

/s/ John D. Correnti John D. Correnti, Director	March 25, 2003 March 25, 2003

/s/ C. Michael Jacobi C. Michael Jacobi, Director	March 25, 2003 March 25, 2003

/s/ John R. Prann, Jr. John R. Prann, Jr., Director	March 25, 2003 March 25, 2003

/s/ Henri L. Wedell Henri L. Wedell, Director	March 25, 2003 March 25, 2003

/s/ Charles L. Overby Charles L. Overby, Director	March 25, 2003 March 25, 2003

/s/ John R. Horne John R. Horne, Director	March 25, 2003 March 25, 2003

/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	March 25, 2003 March 25, 2003

CERTIFICATIONS

CERTIFICATION OF THE CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, John D. Ferguson, certify that:

1.	I have reviewed this annual report on Form 10-K of Corrections Corporation of America;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date,”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ John D. Ferguson John D. Ferguson President and Chief Executive Officer

CERTIFICATION OF THE CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Irving E. Lingo, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Corrections Corporation of America;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date,”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Irving E. Lingo, Jr. Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit
Number	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America, a Tennessee corporation (“Old CCA”), CCA Prison Realty Trust, a Maryland real estate investment trust (“Old Prison Realty”), and Prison Realty Corporation, a Maryland corporation currently known as Corrections Corporation of America (the “Company”) (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company’s Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.2	Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA of Tennessee, and Operating Company (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245) filed with the Commission on July 3, 2000 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.3	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and PMSI (previously filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.4	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and JJFMSI (previously filed as Exhibit 2.6 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company’s Amendment No. 3 to its Registration Statement on Form S-4 (Commission File no. 333-96721) filed with the Commission on December 30, 2002 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Third Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

4.2	Specimen of certificate representing the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Specimen of certificate representing the Company’s 8.0% Series A Preferred Stock (the “Series A Preferred Stock”) (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.4	Specimen of certificate representing the shares of the Company’s Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) (previously filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.5	Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

4.6	First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 17, 1999 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

4.7	Second Supplemental Indenture by and between the Company and State Street Bank and Trust Company, as Trustee, dated as of April 24, 2002, relating to the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on April 25, 2002 and incorporated herein by this reference).

4.8	Indenture, dated as of May 3, 2002, by and between the Company, and State Street Bank and Trust Company, as Trustee, governing the Company’s 9.875% Senior Notes due 2009 (the “9.875% Senior Notes”) (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on May 7, 2002 and incorporated herein by this reference).

4.9*	Form of promissory note and guarantee for the Company’s 9.875% Senior Notes in the aggregate principal amount of $250.0 million.

10.1	Third Amended and Restated Credit Agreement, dated as of May 3, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Sole Lead Arranger and Sole Book-Running Manager, Deutsche Bank Securities Inc. and UBS Warburg LLC, as Co-Syndication Agents, Société Généralé, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.2	Second Amended and Restated Security Agreement, dated as of May 3, 2002, made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.3*	First Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of December 27, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, and Lehman Commercial Paper Inc., as Administrative Agent, and related subsidiary Assumption Agreement, Consent of Guarantors and Counterpart Signature Pages to Demand Promissory Note and related Endorsement.

10.4	Registration Rights Agreement, dated as of May 3, 2002, by and among the Company, as Issuer, the Company’s subsidiary guarantors, as the Guarantors, and certain others, including Lehman Brothers Inc., as the Initial Purchasers (previously filed as Exhibit 10.3 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.5	Agreement as to Final Determination of Tax Liability and Specific Matters by and between the Company, as successor to Old CCA and its subsidiaries and as successor in interest to Mineral Wells R.E., L.P. and United Concept Limited Partnership, and the Department of the Treasury — Internal Revenue Service of the United States (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 0-25245)

Exhibit
Number	Description of Exhibits

filed with the Commission on October 28, 2002 and incorporated herein by this reference).

10.6	Agreement of Sale and Purchase, dated as of November 21, 2002, (as amended) by and between the Company and certain subsidiaries of Reckson Associates Realty Corporation, and related Designation of Affiliate letter by the Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on January 21, 2003 and incorporated herein by this reference).

10.7	Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.8	7.5% Convertible, Subordinated Note, due February 28, 2005, made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.9	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File
no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.10	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form
10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.11	Note Purchase Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.12	Registration Rights Agreement, dated as of December 31, 1998, by and between the Company and MDP Ventures IV LLC (previously filed as Exhibit 10.37 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.13	Original note from the Company made payable to MDP Ventures IV LLC, dated as of December 31, 1998, in the principal amount of $20.0 million (previously filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245),

Exhibit
Number	Description of Exhibits

filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.14	Original notes from the Company made payable to MDP Ventures IV LLC, and certain other purchasers, dated as of January 29, 1999, in the aggregate principal amount of $20.0 million (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 30, 1999 and incorporated herein by this reference).

10.15	Form of Waiver and Amendment, dated as of June 30, 2000, by and between the Company and MDP Ventures IV LLC, with form of replacement note and PIK note attached thereto as Exhibit B and D, respectively (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.16	Old Prison Realty’s 1997 Employee Share Incentive Plan, as adopted by the Company (the “Company’s 1997 Employee Share Incentive Plan”) (previously filed as Exhibit 10.25 to Old Prison Realty’s Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.17	First Amendment to the Company’s 1997 Employee Share Incentive Plan (previously filed as Appendix B to the Company’s definitive Proxy Statement relating to the Company’s 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

10.18	Second Amendment to the Company’s 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K (Commission File
no. 0-25245), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

10.19	Old Prison Realty’s Non-Employee Trustees’ Share Option Plan, as amended (previously filed as Exhibit 10.26 to Old Prison Realty’s Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 25, 1997 and incorporated herein by this reference).

10.20	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.21	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.22	Option Agreement, dated as of March 31, 1997, by and between Old CCA and Joseph F. Johnson, Jr. relating to the grant of an option to purchase 80,000 shares of Old

Exhibit
Number	Description of Exhibits

CCA Common Stock (previously filed as Appendix B to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.23	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 0-15719), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.24	The Company’s 2000 Stock Incentive Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to the Company’s 2000 Annual Meeting of Stockholders (Commission File no. 0-25245), filed with the Commission on November 20, 2000 and incorporated herein by this reference).

10.25	Amendment to the Company’s 2000 Stock Incentive Plan (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on Mach 22, 2002 and incorporated herein by this reference).

10.26*	The Company’s 2001 Restricted Stock Plan.

10.27*	The Company’s 2001 Key Employee Series B Preferred Stock Restricted Stock Plan.

10.28*	The Company’s 2001 Warden Series B Preferred Stock Restricted Stock Plan.

10.29	Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 0-25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.30*	First Amendment to Employment Agreement with John D. Ferguson, dated as of December 31, 2002, by and between the Company and John D. Ferguson.

10.31	Employment Agreement, dated as of December 6, 2000, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.32	Employment Agreement, dated as of February 14, 2002 by and between the Company and J. Michael Quinlan (previously filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

10.33*	Employment Agreement, dated as of July 1, 2002, by and between the Company and James A. Seaton.

Exhibit
Number	Description of Exhibits

10.34*	Employment Agreement, dated as of February 1, 2003, by and between the Company and Kenneth A. Bouldin.

10.35	Employment Agreement, dated as of January 1, 1999, by and between Doctor R. Crants and the Company (previously filed as Exhibit 10.28 to the Company’s Current Report on
Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.36	Amendment Number One to Employment Agreement with Doctor R. Crants, dated as of June 29, 2000, by and between the Company and Doctor R. Crants (previously filed as Exhibit 10.70 to the Company’s Annual Report on Form 10- K (Commission File
no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.37	Stock Acquisition Agreement, dated as of September 11, 2000, by and among the Company, Operating Company, PMSI, JJFMSI, Corrections Corporation of America (U.K.) Limited, a company incorporated in England and Wales (“CCA UK”), and Sodexho (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.38	Amendment Number One to Stock Acquisition Agreement, dated as of November 13, 2000, by and among the Company, CCA of Tennessee, PMSI, JJFMSI, CCA UK and Sodexho (previously filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.39	Option Agreement, dated as of September 11, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.40	Amendment Number One to Option Agreement, dated as of November 13, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.41	Memorandum of Understanding, dated as of December 14, 2000, by and among attorneys for the Company and the plaintiffs in the outstanding stockholder litigation against the Company and certain of its existing and former directors and officers (the “Plaintiffs”) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on December 19, 2000 and incorporated herein by this reference).

10.42	8.0%, $26.1 million promissory note, due January 2, 2009, issued by the Company on December 31, 2001 in connection with the completion of the federal portion of the stockholder litigation settlement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 3, 2002 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits

10.43	Stock Purchase Agreement, dated as of April 10, 2001, by and among the Company; Abbey National Treasury Services plc, a public limited company incorporated in England and Wales and registered with company number 2338548; and Agecroft Properties (No. 2) Limited, a private limited company incorporated in England and Wales and registered with company number 4167343 (“API 2”), relating to the Company’s sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a Tennessee corporation and wholly-owned subsidiary of the Company (“API”), to API 2 (previously filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K (Commission File no. 0-25245), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

16.1	Letter from Arthur Andersen LLP regarding change in independent auditor (previously filed as Exhibit 16.1 to the Company’s Form 8-K (Commission File no. 0-25245) filed with the Commission on May 15, 2002 and incorporated herein by this reference).

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst and Young LLP.

24	Powers of Attorney (included on signature pages).

99.1	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 3:99-0458, issued by the United States District Court for the Middle District of Tennessee (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.2	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 98-239-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.3	Final Judgment and Order of Dismissal with Prejudice, Civil Action No. 99-1719-III, issued by the Chancery Court of Davidson County for the Twentieth Judicial District (previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File no. 0-25245) filed with the Commission on February 16, 2001 and incorporated herein by this reference).

99.4*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Combined and Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

Report of Independent Auditors	F-2
Report of Independent Public Accountants	F-4
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-5
Combined and Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-6
Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-8
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-11
Notes to Combined and Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Corrections Corporation of America:

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined and consolidated statements of operations, cash flows and stockholders’ equity of Corrections Corporation of America for the year ended December 31, 2000 were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion, including an emphasis-of-matter paragraph referring to the Company’s near-term debt maturities and management’s plans to address the Company’s liquidity concerns and an explanatory paragraph that disclosed the change in the Company’s method of accounting for derivative financial instruments, on those financial statements in their report dated February 11, 2002, except with respect to the matter discussed in the last paragraph of Note 16 of those financial statements, as to which the date was March 9, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, during the second quarter of 2002, the Company completed a comprehensive refinancing of its debt which originally was maturing in December 2002. This successful refinancing significantly reduced the concerns that existed at December 31, 2001 regarding the Company’s ability to generate or obtain sufficient working capital resources to satisfy its maturing debt obligations and address its liquidity issues. Accordingly, we have not included an explanatory paragraph in our report regarding the Company’s near-term debt maturities and liquidity concerns that existed at December 31, 2001.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 4 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001. As discussed in Notes 4 and 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.

As discussed above, the combined and consolidated statements of operations, cash flows and stockholders’ equity of Corrections Corporation of America for the year ended December 31, 2000 were audited by other auditors, who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

/s/ERNST & YOUNG LLP

Nashville, Tennessee
February 7, 2003 (except with respect to the matters discussed in the last two paragraphs of Note 24, as to which the date is March 22, 2003)

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of Corrections Corporation of America and Subsidiaries as of, and for the three-year period ended, December 31, 2001. Note references in this report refer to the financial statements issued by Corrections Corporation of America as of, and for the three-year period ended December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountants’ Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on a) investors’ rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and b) investors’ legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,

ASSETS	2002	2001

Cash and cash equivalents	$65,406	$46,307
Restricted cash	7,363	12,537
Accounts receivable, net of allowance of $1,344 and $729, respectively	122,829	128,353
Income tax receivable	32,499	568
Prepaid expenses and other current assets	12,435	12,651
Current assets of discontinued operations	13,815	15,915

Total current assets	254,347	216,331
Property and equipment, net	1,552,265	1,588,530
Investment in direct financing lease	18,346	18,873
Goodwill	20,902	104,019
Other assets	28,211	36,593
Non-current assets of discontinued operations	—	6,934

Total assets	$1,874,071	$1,971,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$152,905	$143,345
Income tax payable	3,685	5,772
Distributions payable	5,330	15,853
Fair value of interest rate swap agreement	—	13,564
Current portion of long-term debt	23,054	792,009
Current liabilities of discontinued operations	992	6,177

Total current liabilities	185,966	976,720
Long-term debt, net of current portion	932,905	171,591
Deferred tax liabilities	—	56,511
Other liabilities	21,202	19,297

Total liabilities	1,140,073	1,224,119

Commitments and contingencies
Preferred stock — $0.01 par value; 50,000 shares authorized:
Series A - 4,300 shares issued and outstanding; stated at liquidation preference of $25.00 per share	107,500	107,500
Series B - 4,408 and 3,948 shares issued and outstanding at December 31, 2002 and 2001, respectively; stated at liquidation preference of $24.46 per share	107,831	96,566
Common stock — $0.01 par value; 80,000 shares authorized; 27,986 and 27,921 shares issued and 27,986 and 27,920 shares outstanding at December 31, 2002 and 2001, respectively	280	279
Additional paid-in capital	1,343,066	1,341,958
Deferred compensation	(1,604)	(3,153)
Retained deficit	(822,111)	(793,236)
Treasury stock, 1 share, at cost, at December 31, 2001	—	(242)
Accumulated other comprehensive loss	(964)	(2,511)

Total stockholders’ equity	733,998	747,161

Total liabilities and stockholders’ equity	$1,874,071	$1,971,280

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,

	2002	2001	2000

REVENUE:
Management and other	$959,137	$930,635	$261,774
Rental	3,701	5,718	40,938
Licensing fees from affiliates	—	—	7,566

	962,838	936,353	310,278

EXPENSES:
Operating	744,074	721,468	217,315
General and administrative	36,907	34,568	45,463
Depreciation and amortization	51,878	53,279	59,799
Licensing fees to Operating Company	—	—	501
Administrative service fee to Operating Company	—	—	900
Write-off of amounts under lease arrangements	—	—	11,920
Impairment losses	—	—	527,919

	832,859	809,315	863,817

OPERATING INCOME (LOSS)	129,979	127,038	(553,539)

OTHER (INCOME) EXPENSE:
Equity loss and amortization of deferred gain, net	153	358	11,638
Interest expense, net	87,478	126,242	131,545
Other income	—	—	(3,099)
Change in fair value of derivative instruments	(2,206)	(14,554)	—
Loss on disposals of assets	111	74	1,733
Unrealized foreign currency transaction (gain) loss	(622)	219	8,147
Stockholder litigation settlements	—	—	75,406

	84,914	112,339	225,370

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY CHARGE, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	45,065	14,699	(778,909)
Income tax benefit	63,284	3,358	48,002

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY CHARGE, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	108,349	18,057	(730,907)
Minority interest in net loss of PMSI and JJFMSI	—	—	125

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	108,349	18,057	(730,782)
Income from discontinued operations, net of taxes	681	7,637	—
Extraordinary charge	(36,670)	—	—
Cumulative effect of accounting change	(80,276)	—	—

NET INCOME (LOSS)	(7,916)	25,694	(730,782)
Distributions to preferred stockholders	(20,959)	(20,024)	(13,526)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(28,875)	$5,670	$(744,308)

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Continued)

	For the Years Ended December 31,

	2002	2001	2000

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$3.17	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.33)	—	—
Cumulative effect of accounting change	(2.90)	—	—

Net income (loss) available to common stockholders	$(1.04)	$0.23	$(56.68)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change	$2.75	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.03)	—	—
Cumulative effect of accounting change	(2.26)	—	—

Net income (loss) available to common stockholders	$(0.52)	$0.23	$(56.68)

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,916)	$25,694	$(730,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,388	54,135	59,799
Amortization of debt issuance costs and other non-cash interest	11,816	22,652	15,684
Cumulative effect of accounting change	80,276	—	—
Extraordinary charge	36,670	—	—
Deferred and other non-cash income taxes	646	(3,531)	(13,767)
Equity in loss of joint venture and amortization of deferred gain, net	153	358	11,638
Write-off of amounts under lease arrangements	—	—	11,920
Unrealized foreign currency transaction (gain) loss	(622)	219	8,147
Other non-cash items	2,455	2,579	3,595
Loss on disposals of assets	130	74	1,733
Impairment losses	—	—	527,919
Change in fair value of derivative instruments	(2,206)	(14,554)	—
Minority interest	—	—	(125)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, prepaid expenses and other assets	7,706	(6,657)	(4,728)
Receivable from affiliates	—	—	28,864
Income tax receivable	(32,141)	32,207	(32,662)
Accounts payable, accrued expenses and other liabilities	5,405	(22,002)	68,527
Payable to Operating Company	—	—	(2,325)
Income tax payable	(55,371)	1,587	—

Net cash provided by (used in) operating activities	101,389	92,761	(46,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment	(4,843)	—	—
Expenditures for other capital improvements	(12,254)	(6,435)	(78,663)
(Increase) decrease in restricted cash	5,174	(3,328)	15,200
Payments received on investments in affiliates	—	—	6,686
Issuance of note receivable	—	—	(529)
Proceeds from sale of assets	4,595	140,277	6,400
Increase in other assets	(3,199)	(1,443)	—
Cash acquired in acquisitions	—	—	6,938
Purchase of business	(321)	—	—
Payments received on direct financing leases and notes receivable	1,175	1,861	5,517

Net cash provided by (used in) investing activities	(9,673)	130,932	(38,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	890,000	—	27,572
Borrowings from lines of credits	—	39,000	7,601
Scheduled principal repayments	(17,764)	(7,667)	(6,084)
Other principal repayments	(878,938)	(220,303)	—
Payment of debt issuance costs and other refinancing and related costs	(37,478)	(7,012)	(11,316)
Proceeds from exercise of stock options	433	—	—
Payment to terminate interest rate swap agreement	(8,847)	—	—
Payment of stock issuance costs	(21)	(20)	(403)
Purchase and retirement of preferred stock	(354)	—	—
Payment of dividends	(19,648)	(2,182)	(4,586)
Cash paid for fractional shares	—	(91)	(11)
Purchase of treasury stock by PMSI and JJFMSI	—	—	(13,356)

Net cash used in financing activities	(72,617)	(198,275)	(583)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,099	25,418	(85,597)
CASH AND CASH EQUIVALENTS, beginning of year	46,307	20,889	106,486

CASH AND CASH EQUIVALENTS, end of year	$65,406	$46,307	$20,889

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	For the Years Ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $8,330 in 2000)	$73,067	$104,438	$132,798

Income taxes	$56,396	$3,014	$2,453

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$(1,114)	$—	$—
Common stock	1	—	—
Additional paid-in capital	1,113	—	—

	$—	$—	$—

The Company acquired a business for debt and cash:
Accounts receivable	$(177)	$—	$—
Prepaid expenses and other current assets	(21)	—	—
Property and equipment, net	(20)	—	—
Other assets	(578)	—	—
Accounts payable and accrued expenses	300	—	—
Debt	175	—	—

	$(321)	$—	$—

The Company issued shares of Series B Preferred Stock under the terms of the Company’s 2001 Series B Preferred Stock Restricted Stock Plan:
Preferred stock — Series B	$—	$4,904	$—
Additional paid-in capital	—	(2,869)	—
Deferred compensation	—	(2,035)	—

	$—	$—	$—

The Company issued shares of common stock and a promissory note payable in partial satisfaction of stockholder litigation:
Accounts payable and accrued expenses	$—	$(69,408)	$—
Long-term debt	—	25,606	—
Common stock	—	187	—
Additional paid-in capital	—	43,615	—

	$—	$—	$—

The Company issued Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date:
Distributions payable	$(11,834)	$(11,070)	$—
Preferred stock — Series B	11,834	11,070	—

	$—	$—	$—

The Company completed construction of a facility and entered into a direct financing lease:
Investment in direct financing lease	$—	$—	$(89,426)
Property and equipment	—	—	89,426

	$—	$—	$—

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	For the Years Ended December 31,

	2002	2001	2000

The Company committed to a plan of disposal for certain long-lived assets:
Assets held for sale	$—	$—	$(163,517)
Investment in direct financing lease	—	—	85,722
Property and equipment	—	—	77,795

	$—	$—	$—

The Company issued debt to satisfy accrued default rate interest on a convertible note and to satisfy a payable for professional services:
Current portion of long-term debt	$—	$—	$2,014
Accounts payable and accrued expenses	—	—	(2,014)

	$—	$—	$—

The Company issued a preferred stock dividend to satisfy the REIT distribution requirements:
Preferred stock — Series B	$—	$—	$183,872
Additional paid-in capital	—	—	(183,872)

	$—	$—	$—

Preferred stock was converted into common stock:
Preferred stock — Series B	$—	$—	$(105,471)
Common stock	—	—	951
Additional paid-in capital	—	—	104,520

	$—	$—	$—

The Company acquired the assets and liabilities of Operating Company, PMSI and JJFMSI for stock:
Accounts receivable	$—	$—	$(133,667)
Receivable from affiliate	—	—	9,027
Income tax receivable	—	—	(3,781)
Prepaid expenses and other current assets	—	—	(903)
Property and equipment, net	—	—	(38,475)
Notes receivable	—	—	100,756
Goodwill	—	—	(110,596)
Investment in affiliates	—	—	102,308
Deferred tax assets	—	—	37,246
Other assets	—	—	(11,767)
Accounts payable and accrued expenses	—	—	103,769
Payable to Operating Company	—	—	(18,765)
Distributions payable	—	—	31
Note payable to JJFMSI	—	—	4,000
Current portion of long-term debt	—	—	23,876
Deferred tax liabilities	—	—	2,600
Deferred gains on sales of contracts	—	—	(96,258)
Other liabilities	—	—	25,525
Common stock	—	—	217
Additional paid-in capital	—	—	29,789
Deferred compensation	—	—	(2,884)

	$—	$—	$22,048

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

								Accumulated
								Other
	Series A	Series B		Additional		Retained		Comprehensive	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Income	Stockholders'
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	(Loss)	Equity

BALANCE, December 31, 1999	$107,500	$—	$1,184	$1,347,318	$(91)	$(54,598)	$(242)	$—	$1,401,071

Acquisition of Operating Company	—	—	188	28,580	(1,646)	—	—	—	27,122
Acquisition of PMSI	—	—	13	537	(550)	—	—	—	—
Acquisition of JJFSMI	—	—	16	672	(688)	—	—	—	—
Distribution to common stockholders	—	183,872	—	(184,275)	—	—	—	—	(403)
Conversion of Series B preferred stock into common stock, net	—	(105,482)	951	104,520	—	—	—	—	(11)
Compensation expense related to deferred stock awards and stock options	—	—	2	2,043	171	—	—	—	2,216
Forfeiture of restricted stock	—	—	—	(81)	81	—	—	—	—
Shares issued to trustees	—	—	—	76	—	—	—	—	76
Dividends on preferred stock	—	2,252	—	—	—	(13,526)	—	—	(11,274)
Net loss	—	—	—	—	—	(730,782)	—	—	(730,782)

BALANCE, December 31, 2000	107,500	80,642	2,354	1,299,390	(2,723)	(798,906)	(242)	—	688,015

Comprehensive income (loss):
Net income	—	—	—	—	—	25,694	—	—	25,694
Cumulative effect of accounting change	—	—	—	—	—	—	—	(5,023)	(5,023)
Amortization of transition adjustment	—	—	—	—	—	—	—	2,512	2,512

Total comprehensive income	—	—	—	—	—	25,694	—	(2,511)	23,183

Distributions to preferred stockholders	—	11,070	—	—	—	(20,024)	—	—	(8,954)
Issuance of common stock under terms of stockholder litigation	—	—	187	43,615	—	—	—	—	43,802
Amortization of deferred compensation	—	—	3	(3)	1,305	—	—	—	1,305
Restricted stock issuances, net of forfeitures	—	4,904	—	(3,179)	(1,735)	—	—	—	(10)
Reverse stock split	—	—	(2,265)	2,240	—	—	—	—	(25)
Other	—	(50)	—	(105)	—	—	—	—	(155)

BALANCE, December 31, 2001	107,500	96,566	279	1,341,958	(3,153)	(793,236)	(242)	(2,511)	747,161

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(in thousands)

(Continued)

								Accumulated
								Other
	Series A	Series B		Additional		Retained		Comprehensive	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Income	Stockholders'
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	(Loss)	Equity

BALANCE, December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(7,916)	—	—	(7,916)
Change in fair value of interest rate cap	—	—	—	—	—	—	—	(964)	(964)
Amortization of transition adjustment	—	—	—	—	—	—	—	2,511	2,511

Total comprehensive loss	—	—	—	—	—	(7,916)	—	1,547	(6,369)

Distributions to preferred stockholders	—	11,834	—	—	—	(20,959)	—	—	(9,125)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(223)	1,549	—	—	—	1,159
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	433	—	—	—	—	433
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of Series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$—	$(964)	$733,998

The accompanying notes are an integral part of these combined and consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company”), is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and four states. As of December 31, 2002, the Company owned 40 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and one additional facility which is not yet in operation. At December 31, 2002, the Company operated 60 facilities, including 37 facilities that it owned, with a total design capacity of approximately 59,000 beds in 21 states and the District of Columbia. See Note 24 for further discussion of transactions completed subsequent to year-end.

The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, and Form 8-K reports available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Background and Formation Transactions

The Company, a Maryland corporation formerly known as Prison Realty Trust, Inc. (“New Prison Realty”), commenced operations as Prison Realty Corporation on January 1, 1999, following its mergers with each of the former Corrections Corporation of America, a Tennessee corporation (“Old CCA”), on December 31, 1998 and CCA Prison Realty Trust, a Maryland real estate investment trust (“Old Prison Realty”), on January 1, 1999 (such mergers referred to collectively herein as the “1999 Merger”).

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

Effective January 1, 1999, New Prison Realty elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1999. Also effective January 1, 1999, New Prison Realty entered into lease agreements and other agreements with Operating Company, whereby Operating Company would lease the substantial majority of New Prison Realty’s facilities and Operating Company would provide certain services to New Prison Realty. Refer to Note 5 for a more complete discussion of New Prison Realty’s historical relationship with Operating Company.

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

Operations

Prior to the 1999 Merger, Old CCA operated and managed prisons and other correctional and detention facilities and provided prisoner transportation services for governmental agencies. Old CCA also provided a full range of related services to governmental agencies, including managing, financing, developing, designing and constructing new correctional and detention facilities and redesigning and renovating older facilities. Following the completion of the 1999 Merger and through September 30, 2000, New Prison Realty specialized in acquiring, developing, owning and leasing correctional and detention facilities. Following the completion of the 1999 Merger and through September 30, 2000, Operating Company was a separately owned private prison management company that operated, managed and leased the substantial majority of facilities owned by New Prison Realty under the “Corrections Corporation of America” name. As a result of the 1999 Merger and certain contractual relationships existing between New Prison Realty and Operating Company, New Prison Realty was dependent on Operating Company for a significant source of its income. In addition, New Prison Realty paid Operating Company for services rendered to New Prison Realty in the development of its correctional and detention facilities. As a result of liquidity issues facing Operating Company and New Prison Realty, the parties amended certain of the contractual agreements between New Prison Realty and Operating Company during 2000. For a more complete description of these amendments, see Note 5.

As a result of the acquisition of Operating Company on October 1, 2000 and the acquisitions of PMSI and JJFMSI on December 1, 2000, the Company now specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies.

2.	FINANCIAL DEVELOPMENTS

After completion of the first quarter of 1999, the first quarter in which operations were conducted in the structure after the 1999 Merger, management of the Company and management of Operating Company determined that Operating Company had not performed as well as projected. As a result, in May 1999, the Company and Operating Company amended certain of the agreements between them to provide Operating Company with additional cash flow. See Note 5 for further discussion of these amendments. The objective of these changes was to allow Operating Company to be able to continue to make its full lease payments, to allow the Company to continue to make dividend payments to its stockholders and to provide time for Operating Company to improve its operations so that it might ultimately perform as projected and be able to make its full lease payments to the Company.

However, after these changes were announced, a chain of events occurred which adversely affected both the Company and Operating Company. The Company’s stock price fell dramatically, resulting in the commencement of stockholder litigation against the Company and its former directors and officers. These events made it more difficult to raise capital. A lower stock price meant that the Company had more restricted access to equity capital, and the uncertainties caused by the falling stock price made it much more difficult to obtain debt financing. The stockholder lawsuits were settled in 2001. In order to address its liquidity constraints, during the summer of 1999, the Company increased its credit facility (the “Old Senior Bank Credit Facility,” as also defined in Note 14) from $650.0 million to $1.0 billion.

In a further attempt to address the capital and liquidity constraints facing the Company and Operating Company, after failing to come to terms with certain institutional investor groups regarding strategic corporate restructuring alternatives that included a significant equity investment, during 2000 the Company determined to pursue a comprehensive restructuring on a stand-alone basis, and approved a series of agreements providing for the Restructuring. As further discussed in Note 14, the Restructuring included obtaining amendments to, and a waiver of existing defaults under, the Company’s Old Senior Bank Credit Facility in June 2000 (the “June 2000 Waiver and Amendment”). The June 2000 Waiver and Amendment resulted from the financial condition of the Company and Operating Company, the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company, and the previously announced restructuring transactions. In obtaining the June 2000 Waiver and Amendment, the Company agreed to complete certain transactions which were incorporated as covenants to the June 2000 Waiver and Amendment. Pursuant to these requirements, the Company was obligated to complete the Restructuring, including the Operating Company Merger, as further discussed in Note 3; the amendment of its charter to remove the requirements that it elect to be taxed as a REIT commencing with its 2000 taxable year, as further discussed in Note 15; the restructuring of management; and the distribution of shares of Series B Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), in satisfaction of the Company’s remaining 1999 REIT distribution requirement, as further discussed in Notes 13 and 19. As further discussed in Note 3, the June 2000 Waiver and Amendment also permitted the acquisitions of PMSI and JJFMSI. The Restructuring provided for a simplified corporate and financial structure while eliminating conflicts arising out of the landlord-tenant and debtor-creditor relationship that existed between the Company and Operating Company.

During the third quarter of 2000, the Company named a new president and chief executive officer, followed by a new chief financial officer in the fourth quarter of 2000. At the Company’s 2000 annual meeting of stockholders, a newly constituted board of directors of the Company, including a majority of independent directors, was elected. During 2001, one of these directors resigned from the board of directors, while two additional directors were appointed to the board of directors, resulting in a ten-member board. The Company also appointed an additional director to the board of directors during the fourth quarter of 2002, resulting in an eleven-member board.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, the Company’s new management conducted strategic assessments; developed a strategic operating plan to improve the Company’s financial position; developed revised projections for 2001; and evaluated the utilization of existing facilities, projects under development, excess land parcels, and identified certain of these non-strategic assets for sale. As a result of these assessments, the Company recorded non-cash impairment losses, as further discussed in Note 7.

As further discussed in Note 14, during the fourth quarter of 2000 and the first quarter of 2001, the Company negotiated modifications of certain of the financial covenants required under terms of its indebtedness. In addition, the Company obtained amendments to several of its debt agreements to remove existing events of default, to permit the issuance of additional indebtedness in partial satisfaction of its obligations in the stockholder litigation settlement, and to obtain a waiver of default of a non-financial covenant under the Old Senior Bank Credit Facility, which also cured a cross-default under the $41.1 million convertible subordinated notes.

The Old Senior Bank Credit Facility also contained a non-financial covenant to use commercially reasonable efforts to raise $100.0 million through equity or asset sales (excluding the securitization of lease payments or other similar transaction with respect to the Company’s Agecroft facility) on or before June 30, 2001. The Company’s $41.1 million convertible subordinated notes also required the Company to register the shares into which the $41.1 million convertible subordinated notes were convertible.

Under terms of the December 2001 Amendment and Restatement to the Old Senior Bank Credit Facility, as defined below and in Note 14, the Company’s obligation to complete the capital raising event was removed. Following the filing of the Company’s Form 10-K in April 2001, the Company commenced negotiations with MDP Ventures IV LLC and affiliated purchasers (collectively, “MDP”), the holders of the Company’s $41.1 million convertible subordinated notes, with respect to an amendment to the registration rights agreement to defer the Company’s obligations to use its best efforts to file and maintain the registration statement to register the shares into which the convertible notes were convertible. MDP later informed the Company that it would not complete such an amendment. As a result, the Company completed and filed a shelf registration statement with the SEC on September 13, 2001, which became effective on September 26, 2001, in compliance with this obligation.

The revolving loan portion of the Old Senior Bank Credit Facility was scheduled to mature on January 1, 2002. As part of management’s strategic operating plan to improve the Company’s financial position, the Company committed to a plan of disposal for certain long-lived assets. During 2001, the Company received net proceeds of approximately $138.7 million through the sale of such assets. During 2001, the Company paid-down $189.0 million in total debt through a combination of cash generated from asset sales and internally generated cash.

The Company believed that utilizing sale proceeds to pay-down debt and the generation of $138.6 million of operating income during 2001 from continuing and discontinued operations improved its leverage ratios and overall financial position, which improved its ability to renew and refinance maturing indebtedness.

As further discussed in Note 14, in December 2001, the Company completed an amendment and restatement of its existing Old Senior Bank Credit Facility (the “December 2001 Amendment and Restatement,” as also defined in Note 14). As part of the December 2001 Amendment and Restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was scheduled to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other loans under the Old Senior Bank Credit Facility.

The Company believed, and continues to believe, that a short-term extension of the revolving portion of the Old Senior Bank Credit Facility was in its best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, the Company believed that certain terms of the December 2001 Amendment and Restatement, including primarily the removal of prior restrictions to pay cash dividends on shares of its Series A Preferred Stock, including all dividends in arrears, as further discussed in Notes 13 and 19, resulted in an improvement to its credit ratings, enhancing the terms of a more comprehensive refinancing.

On May 3, 2002, the Company completed a comprehensive refinancing (the “Refinancing,” as also defined in Note 14) of its senior indebtedness through the refinancing of its Old Senior Bank Credit Facility and the sale and issuance of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009 (the “9.875% Senior Notes,” as also defined in Note 14). The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes,” as

also defined in Note 14) pursuant to a tender offer and consent solicitation more fully described in Note 14, and to pay related fees and expenses.

As part of the Refinancing, the Company replaced the Old Senior Bank Credit Facility with a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility,” as also defined in Note 14), which is comprised of a $75.0 million revolving loan, a $75.0 million term loan, both maturing in March 2006, and a $565.0 million term loan maturing in March 2008. Although the Refinancing extended the Company’s loan maturities, improved its credit ratings, and reduced the interest rates on its indebtedness, management continues to explore transactions to further improve the Company’s capital structure.

3.	MERGER TRANSACTIONS

The 2000 Operating Company Merger and Restructuring Transactions

In order to address liquidity and capital constraints during 2000, and pursuant to the June 2000 Waiver and Amendment, the Company entered into a series of agreements providing for the comprehensive restructuring of the Company. As a part of this Restructuring, the Company entered into an agreement and plan of merger with Operating Company, dated as of June 30, 2000, providing for the Operating Company Merger.

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

Following the completion of the Operating Company Merger, Operating Company ceased to exist, and the Company and its wholly-owned subsidiary began operating collectively under the “Corrections Corporation of America” name. Pursuant to the terms of the agreement and plan of merger, the Company issued approximately 0.8 million shares of its common stock valued at approximately $10.6 million to the holders of Operating Company’s voting common stock at the time of the completion of the Operating Company Merger.

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

The Operating Company Merger was accounted for using the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, the aggregate purchase price of $75.3 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $1.6 million, a contract acquisition cost asset of approximately $1.5 million and a contract values liability of approximately $26.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the value of the Company’s common stock and warrants issued in the transaction, the Company’s net carrying amount of a $137.0 million promissory note payable by Operating Company (the “CCA Note”) as of the date of acquisition (which has been extinguished), the Company’s net carrying amount of deferred gains and receivables/payables between the Company and Operating Company as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $87.0 million was reflected as goodwill.

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

In connection with the Restructuring, in September 2000, a wholly-owned subsidiary of PMSI purchased 85% of the outstanding voting common stock of PMSI which was held by Privatized Management Services Investors, LLC, an outside entity controlled by a director of PMSI and members of the director’s family, for a cash purchase price of $8.0 million. In addition, PMSI and its wholly-owned subsidiary paid the chief manager of Privatized Management Services Investors, LLC $150,000 as compensation for expenses incurred in connection with the transaction, as well as $125,000 in consideration for the chief manager’s agreement not to engage in a business competitive to the business of PMSI for a period of one year following the completion of the transaction. Also in connection with the Restructuring, in September 2000, a wholly-owned subsidiary of JJFMSI purchased 85% of the outstanding voting common stock of JJFMSI which was held by Correctional Services Investors, LLC, an outside entity controlled by a director of JJFMSI, for a cash purchase price of $4.8 million. In addition, JJFMSI and its wholly-owned subsidiary paid the chief manager of Correctional Services Investors, LLC $250,000 for expenses incurred in connection with the transaction.

As a result of the acquisitions of PMSI and JJFMSI on December 1, 2000, all shares of PMSI and JJFMSI voting and non-voting common stock held by the Company and certain subsidiaries of PMSI and JJFMSI were cancelled. In connection with the acquisition of PMSI, the Company issued approximately 128,000 shares of its common stock valued at approximately $0.6 million to the wardens of the correctional and detention facilities operated by PMSI who were the remaining shareholders of PMSI. Shares of the Company’s common stock owned by the PMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan. In connection with the acquisition of JJFMSI, the Company issued approximately 160,000 shares of its common stock valued at approximately $0.7 million to the wardens of the correctional and detention facilities operated by JJFMSI who were the remaining shareholders of JJFMSI. Shares of the Company’s common stock owned by the JJFMSI wardens are subject to vesting and forfeiture provisions under a restricted stock plan.

The acquisition of PMSI was accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $43.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition cost asset of approximately $0.7 million and a contract values asset of approximately $4.0 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company’s investment in PMSI less the Company’s net carrying amount of deferred gains and receivables/payables between the Company and PMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $12.2 million was reflected as goodwill.

The acquisition of JJFMSI was also accounted for using the purchase method of accounting as prescribed by APB 16. Accordingly, the aggregate purchase price of $38.2 million was allocated to the assets purchased and liabilities assumed (identifiable intangibles included a workforce asset of approximately $0.5 million, a contract acquisition cost asset of approximately $0.5 million and a contract values liability of approximately $3.1 million) based upon the estimated fair value at the date of acquisition. The aggregate purchase price consisted of the net carrying amount of the Company’s investment in JJFMSI less the Company’s net carrying amount of deferred gains and receivables/payables between the Company and JJFMSI as of the date of acquisition, and capitalized merger costs. The excess of the aggregate purchase price over the assets purchased and liabilities assumed of $11.4 million was reflected as goodwill.

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

Basis of Presentation

The combined and consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries. Management believes the comparison of the financial statements for 2000 to financial statements in subsequent years is not meaningful because the 2000 results of operations and cash flows reflect real estate activities between the Company and Operating Company for the period from January 1, 2000 through September 30, 2000 during a period of severe liquidity problems, and as of October 1, 2000, the results of operations and cash flows of the Company include the operations of the correctional and detention facilities previously leased to and managed by Operating Company. In addition, the Company’s results of operations and cash flows as of and for the year ended December 31, 2000 also include the operations of the Service Companies as of December 1, 2000 (acquisition date) on a consolidated basis. For the period January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for and were presented under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies were accounted for on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders’ equity interest in the Service Companies during September 2000. The resulting increase in the Company’s assets and liabilities as of September 1, 2000 as a result of combining the balance sheets of PMSI and JJFMSI has been treated as a non-cash transaction in the accompanying combined statement of cash flows for the year ended December 31, 2000, with the September 1, 2000 combined cash balances of PMSI and JJFMSI ($22.0 million) included in “cash and cash equivalents, beginning of year.” Consistent with the Company’s previous financial statement presentations, the Company has presented its economic interests in each of PMSI and JJFMSI under the equity method for all periods prior to September 1, 2000. All material intercompany transactions and balances have been eliminated in combining the consolidated financial statements of the Company and its wholly-owned subsidiaries with the respective financial statements of PMSI and JJFMSI.

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

For the entire years ended December 31, 2002 and 2001, the Company’s consolidated results of operations and cash flows reflect the results of the Company as a business specializing in owning, operating and managing prisons and other correctional facilities and providing prisoner transportation services for governmental agencies.

Cash and Cash Equivalents

The Company considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2002 was $7.4 million, of which $7.1 million represents cash collateral for a guarantee agreement and $0.3 represents cash collateral for outstanding letters of credit. Restricted cash at December 31, 2001 was $12.5 million, of which $7.0 million represents cash collateral for a guarantee agreement and $5.5 million represents cash collateral for outstanding letters of credit.

Property and Equipment

Property and equipment is carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting prescribed by APB 16. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction of major facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5-20 years
Buildings and improvements	5-50 years
Equipment	3-5 years
Office furniture and fixtures	5 years

Assets Held for Sale

Assets held for sale are carried at the lower of cost or estimated fair value less estimated cost to sell. Depreciation is suspended during the period held for sale. A long-lived asset that is reclassified from held for sale to property and equipment, net, is measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or fair value at the date of the subsequent decision not to sell. Assets reclassified from held for sale have been reclassified in the balance sheets for all periods presented.

Intangible Assets

Intangible assets other than goodwill include value of workforce, contract acquisition costs, a customer list and contract values established in connection with certain business combinations. As described under “Recent Accounting Pronouncements” herein, value of workforce was reclassified into goodwill effective January 1, 2002. Value of workforce (as of December 31, 2001), contract acquisition costs (both included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in the Operating Company Merger and in the acquisitions of the Service Companies. Prior to January 1, 2002, value of workforce was amortized into amortization expense over estimated useful lives ranging from 23 to 38 months using the straight-line method. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years. The customer list (included in other non-current assets in the accompanying consolidated balance sheet), which was acquired in connection with the acquisition of a prisoner extradition company on December 31, 2002, has an indefinite useful life and is not subject to amortization. The Company evaluates the realizability of the carrying value of its intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company also continually evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of intangible assets.

Goodwill

Goodwill represents the cost in excess of the net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized into amortization expense over 15 years using the straight-line method. However, as further discussed under “Recent Accounting Pronouncements” herein, beginning January 1, 2002, goodwill is no longer subject to amortization, but is rather tested for impairment using a fair-value based approach.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. See Note 7 for discussion of impairment of long-lived assets.

Investment in Direct Financing Lease

Investment in direct financing lease represents the portion of the Company’s management contract with a governmental agency that represents capitalized lease payments on buildings and equipment. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income is capitalized as the Company’s investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned over which the Company can exercise significant influence are accounted for using the equity method of accounting. For the period from January 1, 2000 through August 31, 2000, the investments in the Service Companies were accounted for under the equity method of accounting. For the period from September 1, 2000 through November 30, 2000, the investments in the Service Companies are presented on a combined basis due to the repurchase by the wholly-owned subsidiaries of the Service Companies of the non-management, outside stockholders’ equity interest in the Service Companies during September 2000.

Debt Issuance Costs

Generally, debt issuance costs, which are included in other assets in the consolidated balance sheets, are capitalized and amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt. However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

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

Management and Other Revenue

The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. The Company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned. Certain of the government agencies also have the authority to audit and investigate the Company’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

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

Self-Funded Insurance Reserves

The Company is significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims experience. The Company has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by the Company. The Company has accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the Restructuring in 2000, and as of December 31, 2002, the Company has provided a valuation allowance to substantially reserve its deferred tax assets in accordance with SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recurring operating losses for federal tax purposes.

The Company’s assessment of the valuation allowance could change in the future. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2002 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of December 31, 2002 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no reserve is established for the Company’s deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

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

Fair Value of Derivative and Financial Instruments

Derivative Instruments

The Company may enter into derivative financial instrument transactions from time to time in order to mitigate its interest rate risk on a related financial instrument. The Company accounts for these derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which became effective January 1, 2001. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates the fair value of its interest rate swap and cap agreements using third-party valuation specialists and option-pricing models that value the potential for the interest rate swap agreements to become in-the-money through changes in interest rates during the remaining term of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

In accordance with the Old Senior Bank Credit Facility, the Company entered into an interest rate swap agreement on $325.0 million of floating rate debt on the Old Senior Bank Credit Facility. The Company did not meet the hedge accounting criteria for the interest rate swap agreement. As further discussed in Note 16, this interest rate swap agreement was terminated in 2002.

At December 31, 2001, the Company also had a derivative instrument associated with the issuance of a $26.1 million promissory note due in 2009. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in full in January 2002, management estimated the fair value of this derivative to approximate the face amount of the note. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001.

The New Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. As of December 31, 2002, the Company has met the hedge accounting criteria under SFAS 133 in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement as of December 31, 2002 was included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement during the year ended December 31, 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company’s exposure to interest rate risk in the future, or that the Company will be able to continue to meet the hedge accounting criteria under SFAS 133.

Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2002 and 2001, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

F-26

	December 31,

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Investment in direct financing lease	$18,873	$26,057	$19,340	$22,317
Note receivable from APM	$5,061	$9,099	$4,579	$6,144
Debt	$(955,959)	$(993,335)	$(963,600)	$(974,039)

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

Concentration of Credit Risks

The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

At December 31, 2002, accounts receivable included approximately $13.8 million due from the Commonwealth of Puerto Rico, classified as current assets of discontinued operations in the accompanying consolidated balance sheet due to the termination of the Company’s contracts to manage three facilities in the Commonwealth of Puerto Rico during the second and third quarters of 2002. In February 2003, the Company entered into an agreement with the Commonwealth of Puerto Rico regarding the payment and resolution of the balance of the receivable. The agreement specifies payment dates for $11.3 million, of which $4.7 million has been collected, with the balance to be paid upon reconciliation of invoices presented. The Company currently expects to collect the balance of the receivable and, therefore, no allowance for doubtful accounts has been established for the accounts receivable balance. However, no assurance can be given as to the timing and ultimate collectibility of the remaining amounts due.

The Company derives its revenue primarily from amounts earned under federal, state and local government management contracts. Approximately 32% and 52% of the Company’s revenue was from federal and state governments, respectively, for the year ended December 31, 2002, while approximately 29% and 56% of the Company’s revenue was from federal and state governments, respectively, for the year ended December 31, 2001. Management revenue from the Federal Bureau of Prisons (“BOP”) represents approximately 14% and 13%, respectively, of total revenue for 2002 and 2001. Management revenue from the United States Marshals Service represents approximately 11% and 9%, respectively, of total revenue for 2002 and 2001. No other customer generated more than 10% of total revenue during 2002 or 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity except those arising from transactions with stockholders.

The Company reports comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income (loss) was equivalent to the Company’s reported net income (loss) for the year ended December 31, 2000.

Recent Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter, in connection with the Company’s annual budgeting process.

Based on the Company’s initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company’s locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of Operating Company. The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired, and remains recorded on the balance sheet. This remaining goodwill was established in connection with the acquisitions of PMSI and JJFMSI. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to the highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company’s statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

SFAS 142 also requires certain previously separately identified intangible assets, such as workforce values, to be reclassified as goodwill. Also, during the fourth quarter of 2002, an adjustment to goodwill resulted from a change in the valuation allowance applied to certain deferred tax assets acquired in connection with the acquisitions of Operating Company, PMSI and JJFMSI. See Note 15 for further information regarding the valuation allowance. The carrying amount of goodwill attributable to locations included in each reportable operating segment with goodwill balances and changes therein is as follows (in thousands):

F-28

	Owned and	Managed-only
	Managed Segment	Segment	Total

Balance as of December 31, 2001	$79,876	$24,143	$104,019
Value of workforce reclassified as goodwill	400	289	689
Impairment adjustment	(80,276)	—	(80,276)
Change in deferred tax asset valuation allowance	—	(3,530)	(3,530)

Balance as of December 31, 2002	$—	$20,902	$20,902

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s intangible assets and liabilities are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$1,149	$(1,020)	$2,659	$(1,754)
Customer list	561	—	—	—
Contract values established in connection with certain business combinations	(38,049)	16,281	(25,215)	6,919

Total	$(36,339)	$15,261	$(22,556)	$5,165

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2002, 2001 and 2000 was $1.6 million, $6.1 million and $1.6 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2003	$(3,661)
2004	(3,494)
2005	(4,332)
2006	(4,661)
2007	(4,661)

Pro forma results of operations for the years ended December 31, 2001 and 2000 had the Company applied the non-amortization provisions of SFAS 142 in those periods are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2001	2000

Reported net income (loss) available to common stockholders	$5,670	$(744,308)
Add: Goodwill and workforce value amortization	8,844	1,719

Pro forma net income (loss) available to common stockholders	$14,514	$(742,589)

Basic income (loss) per share:
Reported net income (loss) available to common stockholders	$0.23	$(56.68)
Goodwill and workforce value amortization	0.37	0.13

Pro forma net income (loss) available to common stockholders	$0.60	$(56.55)

Diluted income (loss) per share:
Reported net income (loss) available to common stockholders	$0.23	$(56.68)
Goodwill and workforce value amortization	0.28	0.13

Pro forma net income (loss) available to common stockholders	$0.51	$(56.55)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

Due to the sale of the Company’s interest in a juvenile facility during the second quarter of 2002, as well as the termination of the Company’s management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility and the termination of the Company’s management contract during the third quarter of 2002 for the Guayama Correctional Center, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations in the Company’s statements of operations for the years ended December 31, 2002 and 2001. See Note 17 for further information. The reclassification was not made on the Company’s statement of operations for the year ended December 31, 2000, as the Company’s discontinued operations are not material in that year, and because the 2000 financial statements are not comparable to the 2001 and 2002 financial statements, as previously discussed herein.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of

FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

As further described in Note 14, during the second quarter of 2002, prior to the required adoption of SFAS 145, the Company reported an extraordinary charge of approximately $36.7 million associated with the refinancing of the Company’s senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company plans to adopt SFAS 145 on January 1, 2003. Accordingly, in financial reporting periods after adoption, the extraordinary charge reported in the second quarter of 2002 will be reclassified.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through December 31, 2002, adoption of FIN 45 has not had a material effect on the Company’s financial statements. The future effect of FIN 45 on the Company’s financial statements will depend on whether the Company enters into new or modifies existing guarantees.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting”, to

require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP 25”). See below for the required disclosures under SFAS 148.

At December 31, 2002, the Company had equity incentive plans, which are described more fully in Note 19. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31 2002, 2001, and 2000 if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
As Reported:
Income (loss) from continuing operations and after preferred stock distributions	$87,390	$(1,967)	$(744,308)
Income from discontinued operations, net of taxes	681	7,637	—
Extraordinary charge	(36,670)	—	—
Cumulative effect of accounting change	(80,276)	—	—

Net income (loss) available to common stockholders	$(28,875)	$5,670	$(744,308)

Pro Forma:
Income (loss) from continuing operations and after preferred stock distributions	$82,229	$(6,203)	$(745,598)
Income from discontinued operations, net of taxes	681	7,637	—
Extraordinary charge	(36,670)	—	—
Cumulative effect of accounting change	(80,276)	—	—

Net income (loss) available to common stockholders	$(34,036)	$1,434	$(745,598)

As Reported:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.17	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.33)	—	—
Cumulative effect of accounting change	(2.90)	—	—

Net income (loss) available to common stockholders	$(1.04)	$0.23	$(56.68)

As Reported:
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.75	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.03)	—	—
Cumulative effect of accounting change	(2.26)	—	—

Net income (loss) available to common stockholders	$(0.52)	$0.23	$(56.68)

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Pro Forma:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.98	$(0.25)	$(56.78)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.33)	—	—
Cumulative effect of accounting change	(2.90)	—	—

Net income (loss) available to common stockholders	$(1.23)	$0.06	$(56.78)

Pro Forma:
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.60	$(0.25)	$(56.78)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.03)	—	—
Cumulative effect of accounting change	(2.26)	—	—

Net income (loss) available to common stockholders	$(0.67)	$0.06	$(56.78)

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

On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave interest due under the CCA Note. The Company forgave $27.4 million of interest accrued under the terms of the CCA Note from January 1, 1999 to August 31, 2000, all of which had been fully reserved. The Company also fully reserved the $1.4 million of interest accrued for the month of September 2000. In connection with the Operating Company Merger, the CCA Note was assumed by the Company’s wholly-owned subsidiary on October 1, 2000. The CCA Note was subsequently extinguished.

Deferred Gain on Sale to Operating Company

The sale of management contracts to Operating Company as part of the 1999 Merger generated a deferred gain of $63.3 million. No amortization of the Operating Company deferred gain occurred during the period from January 1, 2000 through September 30, 2000. Effective with the Operating Company Merger on October 1, 2000, the Company applied the unamortized balance of the deferred gain on sales of contracts in accordance with the purchase method of accounting under APB 16.

Operating Company Leases

In order for New Prison Realty to qualify as a REIT, New Prison Realty’s income generally could not include income from the operation and management of correctional and detention facilities, including those facilities operated and managed by Old CCA. Accordingly, immediately prior to the 1999 Merger, the non-real estate assets of Old CCA, including all management contracts, were sold to Operating Company and the Service Companies. On January 1, 1999, immediately after the 1999 Merger, all existing leases between Old CCA and Old Prison Realty were cancelled. Following the 1999 Merger, a substantial majority of the correctional and detention facilities acquired by New Prison Realty in the 1999 Merger were leased to Operating Company pursuant to operating leases (the “Operating Company Leases”). The terms of the Operating Company Leases were for 12 years and could be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and Operating Company.

During the nine months ended September 30, 2000, due to Operating Company’s liquidity position, Operating Company failed to make timely rental payments under the terms of the Operating Company Leases. During 2000, Operating Company paid $31.0 million of lease payments related to 2000. For the nine months ended September 30, 2000, the Company recognized rental revenue from Operating Company of $244.3 million and recorded a reserve of $213.3 million, resulting in recognition of net rental revenue from Operating Company of $31.0 million. The reserve was recorded due to the uncertainty regarding the collectibility of the revenue. In June 2000, the Operating Company Leases were amended to defer, with interest, rental payments originally due during the period from January 1, 2000 to September 2000, with the exception of certain installment payments. Through September 30, 2000, the Company accrued and fully reserved $8.0 million of interest due to the Company on unpaid rental payments. On September 29, 2000, the Company and Operating Company entered into agreements pursuant to which the Company forgave all unpaid rental payments, plus accrued interest, due and payable from Operating Company through August 31, 2000, including $190.8 million due under the Operating Company Leases and $7.9 million of interest due on the unpaid rental payments. The Company also fully reserved the $22.5 million of rental payments due for the month of September 2000. The Company cancelled the Operating Company Leases in connection with the Operating Company Merger.

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

For the year ended December 31, 2000, the Company recognized income of $7.6 million, from Operating Company under the terms of the Trade Name Use Agreement, all of which was collected. This agreement was cancelled in connection with the Operating Company Merger.

Services Agreement

On January 1, 1999, immediately after the 1999 Merger, the Company entered into a services agreement (the “Services Agreement”) with Operating Company pursuant to which Operating Company agreed to serve as a facilitator of the construction and development of additional facilities on behalf of the Company for a term of five years from the date of the Services Agreement. In such capacity, Operating Company agreed to perform, at the direction of the Company, such services as were customarily needed in the construction and development of correctional and detention facilities, including services related to construction of the facilities, project bidding, project design and governmental relations. In consideration for the performance of such services by Operating Company, the Company agreed to pay a fee equal to 5% of the total capital expenditures (excluding a fee equal to 4.5% of the total capital expenditures incurred in connection with the construction and development of each new facility pursuant to a business development agreement which was cancelled in connection with the Operating Company Merger, and the additional 5% fee herein referred to) incurred in connection with the construction and development of a facility, plus an amount equal to approximately $560 per bed for facility preparation services provided by Operating Company prior to the date on which inmates were first received at such facility. The board of directors of the Company subsequently authorized payments, and pursuant to an amended and restated services agreement, dated as of March 5, 1999 (the “Amended and Restated Services Agreement”), the Company agreed to pay up to an additional 5% of the total capital expenditures (as determined above) to Operating Company if additional services were requested by the Company. A majority of the Company’s development projects during 2000 were subject to a fee totaling 10%.

Costs incurred by the Company under the Amended and Restated Services Agreement were capitalized as part of the facilities’ development cost. Costs incurred under the Amended and Restated Services Agreement and capitalized as part of the facilities’ development cost totaled $5.6 million for the nine months ended September 30, 2000.

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

6.	PROPERTY AND EQUIPMENT

At December 31, 2002, the Company owned 43 real estate properties, including 40 correctional, detention and juvenile facilities, three of which the Company leases to other operators, two corporate office buildings, and one correctional and detention facility under construction. Two of the 40 correctional and detention facilities the Company owns are substantially idle. In addition, during January 2003, the Company purchased the Crowley County Correctional Facility located in Olney Springs, Colorado. See Note 24 for further discussion of this acquisition. At December 31, 2002, the Company also managed 23 correctional and detention facilities owned by government agencies.

Property and equipment, at cost, consists of the following:

F-36

	December 31,

	2002	2001

	(in thousands)
Land and improvements	$33,853	$33,923
Buildings and improvements	1,600,077	1,536,861
Equipment	39,214	29,357
Office furniture and fixtures	21,390	20,815
Construction in progress	44,116	101,220

	1,738,650	1,722,176
Less: Accumulated depreciation	(186,385)	(133,646)

	$1,552,265	$1,588,530

Depreciation expense was $53.5 million, $51.8 million and $57.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, three facilities, including two of which are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these two properties over the terms of the applicable ground lease.

The Company’s property and equipment, along with all other tangible and intangible assets of the Company, are pledged as collateral on the Company’s New Senior Bank Credit Facility. See discussion of the New Senior Bank Credit Facility in Note 14.

7.	IMPAIRMENT LOSSES AND ASSETS HELD FOR SALE

As of December 31, 2001, the Company was holding for sale numerous assets, including six parcels of land, one correctional facility leased to a governmental agency, and one correctional facility leased to a private operator, with an aggregate book value of approximately $22.3 million. During 2002, these assets were reclassified to assets held for use and are included in property and equipment, net, in the consolidated balance sheet at December 31, 2002, because the Company was unable to achieve acceptable sales prices. In accordance with SFAS 144, the assets held for sale were also reclassified to property and equipment, net, in the accompanying consolidated balance sheet at December 31, 2001. See Note 8 for further discussion of the reclassification of these assets.

Following the completion of the Operating Company Merger and the acquisitions of PMSI and JJFMSI, during the fourth quarter of 2000, after considering the Company’s financial condition, the Company’s new management developed a strategic operating plan to improve the Company’s financial position and developed revised projections to evaluate various potential transactions. Management also conducted strategic assessments and evaluated the Company’s assets for impairment. Further, the Company evaluated the utilization of existing facilities, projects under development, and excess land parcels, and identified certain of these non-strategic assets for sale.

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

8.	FACILITY AND MANAGEMENT CONTRACT CHANGES

During 2000, the contract to manage one of the Company’s facilities located in Kentucky expired and was not renewed. Subsequent to the non-renewal of the contract, the Company sold the facility for a net sales price of approximately $1.0 million, resulting in a gain on sale of approximately $0.6 million during 2000, after writing-down the carrying value of this asset by $7.1 million in 1999. Also, during 2000, Operating Company and the contracting party mutually agreed to cancel the management contracts on two facilities located in North Carolina. In March 2001, the Company sold one of these facilities, the Mountain View Correctional Facility, located in Spruce Pine, North Carolina, for a net sales price of approximately $24.9 million. On June 28, 2001, the Company sold the other of these facilities, the Pamlico Correctional Facility, located in Bayboro, North Carolina, for a net sales price of approximately $24.0 million. The net proceeds from both of these sales were used to pay-down a like portion of amounts outstanding under the Company’s Old Senior Bank Credit Facility.

On April 10, 2001, the Company sold its interest in the Agecroft facility, located in Salford, England, for a net sales price of approximately $65.7 million through the sale of all the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company. The net proceeds from the sale were used to pay-down a like portion of amounts outstanding under the Old Senior Bank Credit Facility.

On October 3, 2001, the Company sold its Southern Nevada Women’s Correctional Facility, a facility located in Las Vegas, Nevada, for a net sales price of approximately $24.1 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Old Senior Bank Credit Facility. Subsequent to the sale, the Company continues to manage the facility pursuant to a contract with the State of Nevada.

During the fourth quarter of 2000, the Company’s management committed to a plan of disposal for certain long-lived assets of the Company, including the Leo Chesney Correctional Center (“Leo Chesney”), located in Live Oak, California, and the Queensgate Correctional Facility (“Queensgate”), located in Cincinnati, Ohio. These facilities are currently leased to third party operators. The facilities, with estimated net realizable values totaling $20.6 million at December 31, 2001, were classified in the consolidated balance sheet as assets held for sale as of December 31, 2001. During the first quarter of 2002, these facilities were reclassified to assets held for use and are included in property and equipment, net, in the consolidated balance sheet at December 31, 2002, because the Company was unable to achieve acceptable sales prices. In accordance with SFAS 144, the assets held for sale were also reclassified to property and equipment, net, in the accompanying consolidated balance sheet at December 31, 2001.

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

On May 30, 2002, the Company was awarded a contract by the BOP to house 1,524 federal detainees at the Company’s McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract guarantees at least 95% occupancy on a take-or-pay basis. The facility commenced full operations December 1, 2002.

On June 28, 2002, the Company received notice from the Mississippi Department of Corrections terminating its contract to manage the Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. The Company ceased operations of the facility during October of 2002. However, the State of Mississippi agreed to expand the management contract at the Wilkinson County Correctional Facility to accommodate an additional 100 inmates.

During the fourth quarter of 2001, the Company obtained an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company’s contract to manage this facility, which occurred on August 6, 2002.

On September 30, 2002, the Company announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium-security Wisconsin inmates. The new contract replaced an existing contract between the Company and the State of Wisconsin effective December 22, 2002. As of December 31, 2002, the Company managed approximately 3,500 Wisconsin inmates under the contract.

On October 28, 2002, the Company announced a lease of its Whiteville, Tennessee facility to Hardeman County, Tennessee which has contracted with the State of Tennessee to manage up to 1,536 inmates. The Company has contracted with Hardeman County to manage the inmates housed in the Whiteville facility.

Refer to Note 24 for changes subsequent to year-end.

9.	INVESTMENTS IN AFFILIATES

In connection with the 1999 Merger, Old CCA received 100% of the non-voting common stock in each of PMSI and JJFMSI, valued at the implied fair market values of $67.1 million and $55.9 million, respectively. The Company succeeded to these interests as a result of the 1999 Merger. The Company’s ownership of the non-voting common stock of PMSI and JJFMSI entitled the Company to receive, when and if declared by the boards of directors of the respective companies, 95% of the net income, as defined, of each company as cash dividends. Dividends were cumulative if not declared. For the year ended December 31, 2000, the Company received cash dividends from PMSI and JJFMSI totaling approximately $4.4 million and $2.3 million, respectively.

During the period January 1, 2000 through November 30, 2000, PMSI and JJFMSI (collectively) generated total revenue of $279.2 million and incurred a loss before income taxes of $0.6 million.

During 2000 and prior to the acquisition of PMSI and JJFMSI on December 1, 2000, PMSI and JJFMSI (collectively) recorded approximately $27.3 million in expenses related to agreements with the Company and Operating Company. Of these expenses, approximately $5.4 million were fees paid under a trade name use agreement, approximately $9.9 million were fees paid under an administrative service agreement and approximately $12.0 million were fees paid under an indemnification agreement with the Company.

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

As previously discussed in Note 4, the combined and consolidated financial statements reflect the results of operations of PMSI and JJFMSI under the equity method of accounting from January 1, 2000 through August 31, 2000, on a combined basis from September 1, 2000 through November 30, 2000, and consolidated for the month of December 2000.

The Company’s 9.5% non-voting interest in Operating Company had been recorded in the 1999 Merger at its implied value of $4.8 million. In accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company applied the recognized equity in losses of Operating Company of $19.3 million for the year ended December 31, 1999, first to reduce the Company’s recorded investment in Operating Company of $4.8 million to zero and then to reduce the carrying value of the CCA Note by the amount of the recognized equity in losses in excess of $4.8 million. The Company’s recognized equity in losses related to its investment in Operating Company for the nine months ended September 30, 2000 of $20.6 million were applied to reduce the carrying value of the CCA Note.

For the year ended December 31, 2000, equity in losses and amortization of deferred gains were approximately $11.6 million in losses. For the year ended December 31, 2000, the Company recognized equity in losses of PMSI and JJFMSI of approximately $12,000 and $870,000, respectively. In addition, for the year ended December 31, 2000, the Company recognized equity in losses of Operating Company of approximately $20.6 million. For 2000, the amortization of the deferred gain on the sales of contracts to PMSI and JJFMSI was approximately $6.5 million and $3.3 million, respectively.

For the years ended December 31, 2002 and 2001, equity in loss was approximately $0.2 million and $0.4 million, respectively. The losses resulted from the Company’s interest in APM, an entity holding the management contract for the Agecroft facility under a 25-year prison management contract with an agency of the U.K. government. Agecroft, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001, as further discussed in Note 8. As discussed in Note 4, the Company has extended a working capital loan to APM, which totaled $6.9 million, including accrued interest, as of December 31, 2002.

10.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2002, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of future minimum rentals to be received under the direct financing lease in years subsequent to December 31, 2002, is as follows (in thousands):

2003	$2,793
2004	2,793
2005	2,793
2006	2,793
2007	2,793
Thereafter	25,828

Total minimum obligation	39,793
Less unearned interest income	(20,920)
Less current portion of direct financing lease	(527)

Investment in direct financing lease	$18,346

During the years ended December 31, 2002, 2001 and 2000, the Company recorded interest income of $2.1 million, $4.3 million, and $10.1 million, respectively, under its direct financing leases at the D.C. Correctional Treatment Facility and two other facilities that were sold during 2001, as further discussed in Note 8.

11.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,

	2002	2001

Debt issuance costs, less accumulated amortization of $2,487 and $40,698	$15,961	$24,915
Notes receivable	5,892	6,271
Value of workforce, net	—	1,132
Contract acquisition costs, net	128	905
Deposits	4,714	2,680
Customer list	561	—
Other	955	690

	$28,211	$36,593

12.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2002	2001

Stockholder litigation settlements	$5,998	$5,998
Other accrued litigation	14,652	18,082
Trade accounts payable	11,483	15,036
Accrued salaries and wages	20,117	19,145
Accrued workers’ compensation and auto liability	18,807	15,117
Accrued employee medical insurance	6,756	6,891
Accrued property taxes	13,945	14,578
Accrued interest	19,419	12,392
Other	41,728	36,106

	$152,905	$143,345

13.	DISTRIBUTIONS TO STOCKHOLDERS

Series A Preferred Stock

On March 22, 2000, the board of directors of the Company declared a quarterly dividend on the Company’s Series A Preferred Stock of $0.50 per share to preferred stockholders of record on March 31, 2000. These dividends were paid on April 17, 2000. In connection with the June 2000 Waiver and Amendment, the Company was subsequently prohibited from declaring or paying any further dividends with respect to its outstanding Series A Preferred Stock until such time as the Company raised at least $100.0 million in equity. Dividends with respect to the Series A Preferred Stock continued to accrue under the terms of the Company’s charter until such time as payment of such dividends was permitted under the terms of the Old Senior Bank Credit Facility. Under the terms of the Company’s charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the Series A Preferred Stock have the right to vote for the election of two additional directors to the board of directors. During the third quarter of 2001, the Company received a consent and waiver from its lenders under the Old Senior Bank Credit Facility, which allowed the Company’s board of directors to declare a cash dividend with respect to the third quarter of 2001 on September 28, 2001. As a result of the board’s declaration, the holders of the

Company’s Series A Preferred Stock received $0.50 on October 15, 2001 for every share of the Series A Preferred Stock they held on the record date. Approximately $2.2 million was paid on October 15, 2001, as a result of this dividend.

As further discussed in Note 14, on December 7, 2001, the Company completed an amendment and restatement of the Old Senior Bank Credit Facility. As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its Series A Preferred Stock. Under the terms of the December 2001 Amendment and Restatement, the Company was permitted to pay quarterly dividends, when declared by the board of directors, on the shares of its Series A Preferred Stock, including all dividends in arrears. Following the December 2001 Amendment and Restatement, on December 13, 2001, the Company’s board of directors declared a cash dividend on the Series A Preferred Stock for the fourth quarter of 2001 and for the five quarters in arrears, payable on January 15, 2002. As a result of the board’s declaration, the holders of the Company’s Series A Preferred Stock received $3.00 for every share of Series A Preferred Stock they held on the record date. The dividend was based on a dividend rate of 8% per annum of the stock’s stated value of $25.00 per share. Approximately $12.9 million was paid on January 15, 2002, as a result of this dividend. The Company has since declared and paid a cash dividend each quarter thereafter at a rate of 8% per annum of the stock’s stated value.

Quarterly distributions and the resulting tax classification for the Series A Preferred Stock distributions are as follows for the years ended December 31, 2002, 2001 and 2000:

	Record	Payment	Distribution Per
Declaration Date	Date	Date	Share	Ordinary Income	Return of Capital

03/22/00	03/31/00	04/17/00	$0.50	100.0%	0.0%
09/28/01	10/05/01	10/15/01	$0.50	0.0%	100.0%
12/13/01	12/31/01	01/15/02	$3.00	100.0%	0.0%
03/19/02	03/28/02	04/15/02	$0.50	100.0%	0.0%
06/13/02	06/28/02	07/15/02	$0.50	100.0%	0.0%
09/18/02	09/30/02	10/15/02	$0.50	100.0%	0.0%
12/11/02	12/31/02	01/15/03	$0.50	(A )	(A )

(A) - Will be determined based on the extent the Company has current or accumulated earnings and profits in 2003.

Series B Preferred Stock

Under the terms of the Company’s charter, as in effect prior to the Restructuring, the Company was required to elect to be taxed as a REIT for federal income tax purposes for its taxable year ended December 31, 1999. The Company, as a REIT, could not complete any taxable year with accumulated earnings and profits from a taxable corporation. Accordingly, the Company was required to distribute Old CCA’s earnings and profits to which it succeeded in the 1999 Merger (the “Accumulated Earnings and Profits”). For the year ended December 31, 1999, the Company made approximately $217.7 million of cash distributions related to its common stock and Series A Preferred Stock. Because the Company’s Accumulated Earnings and Profits were approximately $152.5 million, and the Company’s distributions were deemed to have been paid first from those Accumulated Earnings and Profits, the Company believes the above-described distribution requirements were met. In addition to distributing its Accumulated Earnings and Profits, the Company, in order to qualify for taxation as a REIT with respect to its 1999 taxable year, was required to distribute 95.0% of its taxable income for 1999. The Company believes that this distribution requirement was satisfied by its distribution of shares of the Company’s Series B Preferred Stock, as discussed below.

On September 22, 2000, the Company issued approximately 5.9 million shares of its Series B Preferred Stock to satisfy its remaining 1999 REIT distribution requirement. The distribution was made to the Company’s common stockholders of record on September 14, 2000, who received five shares of Series B Preferred Stock for every 100 shares of the Company’s common stock held on the record date. On November 13, 2000, the Company issued approximately 1.6 million additional shares of Series B Preferred Stock in further satisfaction of its REIT distribution requirement. This distribution was made to the Company’s common stockholders of record on November 6, 2000, who received one share of Series B Preferred Stock for every 100 shares of the Company’s common stock held on the record date.

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

On December 13, 2000, the Company’s board of directors declared a paid-in-kind dividend on the shares of Series B Preferred Stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company’s Series B Preferred Stock on December 22, 2000. As a result of the board’s declaration, the holders of the Company’s Series B Preferred Stock were entitled to receive approximately 3.3 shares of Series B Preferred Stock for every 100 shares of Series B Preferred Stock held by them on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12.0% per annum of the stock’s stated value of $24.46 per share. The Company has since declared and paid a paid-in-kind dividend each quarter thereafter at a rate of 12% per annum of the stock’s stated value.

The fair market value per share (tax basis) assigned to the shares issued as paid-in-kind dividends for the quarterly distributions and the resulting tax classification for the Series B Preferred Stock distributions are as follows for the year ended December 31, 2002, 2001 and 2000:

	Record	Payment	Fair Market Value
Declaration Date	Date	Date	Per Share	Ordinary Income	Return of Capital

12/13/00	12/22/00	01/02/01	$6.85	0.0%	100.0%
03/13/01	03/19/01	04/02/01	$9.20	0.0%	100.0%
06/11/01	06/19/01	07/02/01	$14.00	0.0%	100.0%
09/07/01	09/17/01	10/01/01	$14.83	0.0%	100.0%
12/11/01	12/21/01	01/02/02	$19.55	100.0%	0.0%
03/13/02	03/22/02	04/01/02	$19.30	100.0%	0.0%
06/11/02	06/21/02	07/01/02	$23.55	100.0%	0.0%
09/11/02	09/20/02	10/01/02	$23.15	100.0%	0.0%
12/11/02	12/20/02	01/02/03	$24.73	(A )	(A )

(A) - Will be determined based on the extent the Company has current or accumulated earnings and profits in 2003.

Common Stock

No quarterly distributions for common stock were made for the years ended December 31, 2002, 2001 and 2000. The New Senior Bank Credit Facility restricts the Company from declaring or paying cash dividends on its common stock. Moreover, even if such restriction is ultimately removed, the Company does not currently intend to pay dividends on its common stock in the future.

14.	DEBT

Debt consists of the following:

	December 31,

	2002	2001

	(in thousands)
New Senior Bank Credit Facility:
Term Loan A Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2006; interest payable periodically at variable interest rates. The interest rate was 4.92% at December 31, 2002	$63,750	$—
Term Loan B Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 4.92% at December 31, 2002. (As discussed in Note 24, this loan was increased in January 2003.)	560,763	—
Old Senior Bank Credit Facility:
Term loans, with quarterly principal payments of $2.2 million with unpaid balance due December 31, 2002; interest payable periodically at variable interest rates. The interest rate was 7.41% at December 31, 2001. This debt was refinanced in the second quarter of 2002, as further discussed below	—	791,906
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%	250,000	—
12.0% Senior Notes, principal due at maturity in June 2006; interest payable semi-annually in June and December at 12.0%. A substantial portion of these notes was redeemed in the second quarter of 2002 in connection with the refinancing further discussed below	10,795	100,000
10.0% Convertible Subordinated Notes, principal due at maturity in December 2008; interest payable semi-annually in June and December at 10.0%. In addition, contingent interest, with a balance of $12.6 million at December 31, 2002, accrues at 5.5% and is payable upon each of December 31, 2003 and repayment of the notes, unless the holders convert the notes into common stock or unless the common stock meets a “target price” as defined in the note purchase agreement	40,000	40,000
8.0% Convertible Subordinated Notes, principal due at maturity in February 2005 with call provisions beginning in February 2003; interest payable quarterly at 8.0%	30,000	30,000
10.0% Convertible Subordinated Notes, principal due at maturity in December 2003; interest payable semi-annually at 10.0%. These notes were converted into approximately 0.1 million shares of common stock on January 14, 2002, as further discussed below	—	1,114
Other	651	580

	955,959	963,600
Less: Current portion of long-term debt	(23,054)	(792,009)

	$932,905	$171,591

Senior Bank Credit Facility

Old Senior Bank Credit Facility. During 1999, in an attempt to address its liquidity constraints at that time as further described in Note 2, the Company obtained an amendment to its senior secured bank credit facility (the “Old Senior Bank Credit Facility”) to increase the capacity from $650.0 million to $1.0 billion. The Old Senior Bank Credit Facility consisted of up to $600.0 million of term loans with a maturity of December 31, 2002, and up to $400.0 million of revolving loans with a maturity of January 1, 2002.

During the first quarter of 2000, the ratings on the Company’s bank indebtedness, senior unsecured indebtedness and Series A Preferred Stock were lowered. As a result of these reductions, the interest rate applicable to outstanding amounts under the Old Senior Bank Credit Facility for revolving loans was increased by 0.5%, to 1.5% over the base rate and to 3.0% over the London Interbank Offered Rate (“LIBOR”); the spread for term loans remained unchanged at 2.5% for base rate loans and 4.0% for LIBOR rate loans.

During June 2000, the Company obtained a waiver and amendment to the Old Senior Bank Credit Facility that waived or addressed all then existing events of default under the provisions of the Old Senior Bank Credit Facility that resulted from: (i) the financial condition of the Company and Operating Company; (ii) the transactions undertaken by the Company and Operating Company in an attempt to resolve the liquidity issues of the Company and Operating Company; and (iii) previously announced restructuring transactions. As a result of the then existing defaults, the Company was subject to the default rate of interest, or 2.0% higher than the rates discussed above, effective from January 25, 2000 until June 9, 2000, and under terms of the June 2000 Waiver and Amendment, the interest rate spreads applicable to outstanding borrowings under the Old Senior Bank Credit Facility were increased by 0.5%. As a result, the range of the spread for the revolving loans became 1.0% to 2.75% for base rate loans and 2.5% to 4.25% for LIBOR rate loans. The resulting range of the spread for the term loans became 2.75% to 3.0% for base rate loans and 4.25% to 4.5% for LIBOR rate loans. Based on the Company’s credit rating at that time, the spread for revolving loans was 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the spread for term loans was 3.0% for base rate loans and 4.5% for LIBOR rate loans.

During the third and fourth quarters of 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company’s Old Senior Bank Credit Facility, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, the Company obtained the consent of the requisite percentage of the senior lenders (the “November 2000 Consent and Amendment”) to replace previously existing financial covenants with amended financial covenants.

As a result of the November 2000 Consent and Amendment, the interest rate applicable to the Old Senior Bank Credit Facility remained unchanged from the rate stipulated in the June 2000 Waiver and Amendment. This applicable rate, however, was subject to (i) an increase of 25 basis points (0.25%) on July 1, 2001 if the Company had not prepaid $100.0 million of the outstanding loans under the Old Senior Bank Credit Facility, and (ii) an increase of 50 basis points (0.50%) on October 1, 2001 if the Company had not prepaid an aggregate of $200.0 million of the loans under the Old Senior Bank Credit Facility.

The Company satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Old Senior Bank Credit Facility through the application of proceeds from the sales during the first and second quarters of 2001 of the Mountain View Correctional Facility for approximately $24.9 million, the Pamlico Correctional Facility for approximately $24.0 million, through the sale of all of the outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, for approximately $65.7 million, and through the lump sum pay-down of $35.0 million of outstanding loans under the Old Senior Bank Credit Facility with cash on hand. Although the Company applied additional proceeds of approximately $24.1 million from the sale of the Southern Nevada Women’s Correctional Facility to further pay-down the Old Senior Bank Credit Facility, the Company did not satisfy the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Old Senior Bank Credit Facility. As a result, the interest rates under the Old Senior Bank Credit Facility were increased by 0.50% until December 2001, when the Company completed an amendment and restatement of the Old Senior Bank Credit Facility (the “December 2001 Amendment and Restatement”). As part of the December 2001 Amendment and Restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other $524.7 million of term loans under the Old Senior Bank Credit Facility.

Pursuant to terms of the December 2001 Amendment and Restatement, interest on all loans under the Old Senior Bank Credit Facility was payable at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at the Company’s option. As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on its Series A Preferred Stock, including all dividends in arrears. During the first quarter of 2002, the Company paid $12.9 million to shareholders of Series A Preferred Stock. See Note 13 for further discussion of distributions to stockholders.

Comprehensive Refinancing. The Company believed, and continues to believe, that a short-term extension of the revolving portion of the Old Senior Bank Credit Facility was in its best interests for a longer-term financing strategy, particularly due to difficult market conditions for the issuance of debt securities following the terrorist attacks on September 11, 2001, and during the fourth quarter of 2001. Additionally, the Company believed that certain terms of the December 2001 Amendment and Restatement, including primarily the removal of prior restrictions to pay cash dividends on shares of its Series A Preferred Stock, including all dividends in arrears, resulted in an improvement to its credit ratings, enhancing the terms of a more comprehensive refinancing.

On May 3, 2002, the Company completed a comprehensive refinancing (the “Refinancing”) of its senior indebtedness through the refinancing of its Old Senior Bank Credit Facility and the sale and issuance of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009 (the “9.875% Senior Notes”). The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses.

New Senior Bank Credit Facility. As part of the Refinancing, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which is comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). As further discussed in Note 24, after obtaining consent of the lenders under the New Senior Bank Credit Facility, the Term Loan B Facility was increased by $30.0 million in connection with the acquisition of a correctional facility in January 2003. All borrowings under the New Senior Bank Credit Facility initially bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Revolving Loan, which currently has no amounts outstanding, will be used by the Company for working capital and general corporate needs.

The Term Loan A Facility and the Term Loan B Facility are repayable (prior to the aforementioned increase to the Term Loan B Facility subsequent to year-end) in quarterly installments in an aggregate principal amount for each year as set forth below (in thousands):

	Term Loan A Facility	Term Loan B Facility	Total

2003	$17,250	$5,650	$22,900
2004	20,250	5,650	25,900
2005	21,000	5,650	26,650
2006	5,250	5,650	10,900
2007	—	377,138	377,138
2008	—	161,025	161,025

Total	$63,750	$560,763	$624,513

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

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of the Company’s 12% Senior Notes, further discussed below, the Company recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the Refinancing.

During 2000 the Company incurred and capitalized approximately $9.0 million in consummating the June 2000 Waiver and Amendment, and $0.5 million for the November 2000 Consent and Amendment. During 2001, the Company incurred and capitalized approximately $5.8 million in consummating the 2001 December Amendment and Restatement. During 2002, the Company incurred and capitalized approximately $16.9 million in consummating the Refinancing during 2002, including $7.3 million associated with the New Senior Bank Credit Facility, and $9.6 million associated with the 9.875% Senior Notes.

9.875% Senior Notes

Interest on the 9.875% Senior Notes accrues at the stated rate, and is payable semi-annually in arrears on May 1 and November 1 of each year. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

Only July 18, 2002, pursuant to the terms and conditions of a Registration Rights Agreement by and among the Company, the Company’s subsidiary guarantors, and the initial purchasers of the 9.875% Senior Notes, dated as of May 3, 2002, the Company and the Company’s subsidiary guarantors filed a registration statement with the SEC relating to an offer to exchange the 9.875% Senior Notes and related guarantees that were originally issued in a private placement for publicly tradable notes and guarantees on substantially identical terms. The Registration Rights Agreement required that the Company cause the registration statement to be declared effective by the SEC within 180 days from the date of the original issuance of the 9.875% Senior Notes. The SEC declared the registration statement effective January 3, 2003, and the exchange offer was completed February 8, 2003. As a result of the delay, the Company paid $0.1 million in liquidated damages to the holders of the notes.

In connection with the registration with the SEC of the 9.875% Senior Notes, after obtaining consent of the lenders under the New Senior Bank Credit Facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective on December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of approximately $1.6 billion are no longer directly available to the parent corporation to satisfy the obligations under the 9.875% Senior Notes. Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the 9.875% Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the 9.875% Senior Notes. Each of the Company’s subsidiaries guaranteeing the 9.875% Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2002, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

12% Senior Notes

On June 11, 1999, the Company completed its sale and issuance of $100.0 million aggregate principal amount of 12% Senior Notes due 2006. Interest on the 12% Senior Notes is paid semi-annually in arrears, and the 12% Senior Notes have a seven year non-callable term due June 1, 2006.

Pursuant to the terms of a tender offer and consent solicitation which expired on May 16, 2002, in connection with the Refinancing, in May 2002, the Company redeemed approximately $89.2 million in aggregate principal amount of its 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, the Company received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein. The amendment became operative upon the Company’s purchase of the 12% Senior Notes tendered in connection with the consent.

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

During the first and second quarters of 2000, certain existing or potential events of default arose under the provisions of the note purchase agreement relating to the $40.0 Million Convertible Subordinated Notes as a result of the Company’s financial condition and a “change of control” arising from the Company’s execution of certain securities purchase agreements with respect to certain proposed restructurings. This “change of control” gave rise to the right of MDP, the holder of the notes, to require the Company to repurchase the notes at a price of 105% of the aggregate principal amount of such notes within 45 days after the provision of written notice by such holders to the Company. In addition, the Company’s defaults under the provisions of the note purchase agreement gave rise to the right of the holders of such notes to require the Company to pay an applicable default rate of interest of 20.0%. In addition to the default rate of interest, as a result of the events of default, the Company is obligated, under the original terms of the $40.0 Million Convertible Subordinated Notes, to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.0% rate of return (increased by 0.5%, as further discussed below), excluding the effect of the default rate of interest, on the $40.0 million principal amount. The contingent interest is payable upon each of December 31, 2003 and upon repayment of the notes, unless the holders of the notes elect to convert the notes into the Company’s common stock under the terms of the note purchase agreement or unless the price of the Company’s common stock meets or exceeds a “target price” as defined in the note purchase agreement. Such contingent interest was retroactive to the date of issuance of the notes. The contingent interest accrual as of December 31, 2002 and 2001 amounted to $12.6 million and $8.7 million, respectively.

In order to address the events of default discussed above, on June 30, 2000, the Company and MDP executed a waiver and amendment to the provisions of the note purchase agreement governing the notes. This waiver and amendment provided for a waiver of all existing events of default under the provisions of the note purchase agreement. In addition, the waiver and amendment to the note purchase agreement amended the economic terms of the notes to increase the applicable interest rate of the notes by 0.5% per annum from 9.5% to 10.0%, and adjusted the conversion price of the notes to a price equal to 125% of the average high and low sales price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for a period of 20 trading days immediately following the earlier of (i) October 31, 2000 or (ii) the closing date of the Operating Company Merger. The waiver and amendment also increased the contingent interest rate to 15.5% retroactive to the date of issuance of the notes. In addition, the waiver and amendment to the note purchase agreement provided for the replacement of financial ratios applicable to the Company. The conversion price for the notes has been established at $11.90, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company’s Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. In addition, the Company does not believe that the distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company causes an adjustment to the conversion price of the notes. MDP, however, has indicated its belief that such an adjustment is required. At an adjusted conversion price of $11.90, the Company estimates that the $40.0 Million Convertible Subordinated Notes are convertible into approximately 3.4 million shares of the Company’s common stock.

In connection with the waiver and amendment to the note purchase agreement, the Company issued additional convertible subordinated notes containing substantially similar terms in the aggregate principal amount of $1.1 million, which amount represented all interest owed at the default rate of interest through June 30, 2000. These additional notes were convertible, at an adjusted conversion price of $11.90, into an additional 0.1 million shares of the Company’s common stock. On January

14, 2002, MDP converted the $1.1 million convertible subordinated notes into approximately 0.1 million shares of common stock.

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

The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. Under the terms of the waiver and amendment, the distribution of the Company’s Series B Preferred Stock during the fourth quarter of 2000 did not cause an adjustment to the conversion price of the notes. However, the distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company will cause an adjustment to the conversion price of the notes in an amount to be determined at the time all shares of the Company’s common stock are distributed pursuant to the settlement. However, the ultimate adjustment to the conversion ratio will depend on the number of shares of the Company’s common stock outstanding on the date of issuance of the shares pursuant to the stockholder litigation settlement. In addition, since all of the shares have not been issued simultaneously, multiple adjustments to the conversion ratio will be required. The Company currently estimates that the $30.0 Million Convertible Subordinated Notes will be convertible into approximately 3.4 million shares of the Company’s common stock once all of the shares under the stockholder litigation settlement have been issued.

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

Other Debt Transactions

At December 31, 2002 and 2001, the Company had $17.3 million and $5.5 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Companys workers’ compensation and general liability insurance policies, performance bonds and utility deposits. Approximately $17.0 million of the letters of credit outstanding at December 31, 2002 are provided by a sub-facility under the New Senior Bank Credit Facility with a maximum capacity of up to $35.0 million, thereby reducing the available capacity under the Revolving Loan to $58.0 million.

Debt Maturities

Debt maturities for the next five years and thereafter are as follows (prior to the aforementioned increase in January 2003 to the Term Loan B Facility) (in thousands):

2003	$23,054
2004	26,068
2005	56,834
2006	21,841
2007	377,138
Thereafter	451,024

$955,959

Cross-Default Provisions

The provisions of the Company’s debt agreements relating to the New Senior Bank Credit Facility, the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes, the 9.875% Senior Notes, and the 12% Senior Notes contain certain cross-default provisions. Any events of default under the New Senior Bank Credit Facility which give rise to the ability of the lenders under the New Senior Bank Credit Facility to exercise their acceleration rights result in an event of default under the Company’s $40.0 Million Convertible Subordinated Notes. Any events of default under the New Senior Bank Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Company’s $30.0 Million Convertible Subordinated Notes, and the 9.875% Senior Notes. Additionally, any events of default under the $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes, the 9.875% Senior Notes, and the 12% Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the New Senior Bank Credit Facility.

If the Company were to be in default under the New Senior Bank Credit Facility, and if the lenders under the New Senior Bank Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the New Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company’s $40.0 Million Convertible Subordinated Notes, the $30.0 Million Convertible Subordinated Notes, and the 9.875% Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. Additionally, under the Company’s $40.0 Million Convertible Subordinated Notes, even if the lenders under the New Senior Bank Credit Facility did not exercise their acceleration rights, the holders of the $40.0 Million Convertible Subordinated Notes could require the Company to repurchase such notes upon an event of default under the New Senior Bank Credit Facility permitting acceleration. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

15.	INCOME TAXES

In connection with the Restructuring, on September 12, 2000 the Company’s stockholders approved an amendment to the Company’s charter to remove provisions requiring the Company to elect to qualify and be taxed as a REIT for federal income tax purposes effective January 1, 2000. As a result of the amendment to the Company’s charter, the Company has been taxed as a taxable subchapter C corporation beginning with its taxable year ended December 31, 2000. In accordance with the provisions of SFAS 109, the Company was required to establish current and deferred tax assets and liabilities in its financial statements in the period in which a change of tax status occurred. As such, the Company’s benefit for income taxes for the year ended December 31, 2000 includes the provision associated with establishing the deferred tax assets and liabilities in connection with the change in tax status during the third quarter of 2000, net of a valuation allowance applied to certain deferred tax assets.

The benefit for income taxes is comprised of the following components (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Current provision (benefit)
Federal	$(64,365)	$—	$(26,593)
State	435	173	586

	(63,930)	173	(26,007)

Deferred provision (benefit)
Federal	580	(3,169)	(19,739)
State	66	(362)	(2,256)

	646	(3,531)	(21,995)

Income tax benefit	$(63,284)	$(3,358)	$(48,002)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows (in thousands):

	2002	2001

Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$19,612	$17,333
Less valuation allowance	(19,612)	(17,333)

Net total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$5,651	$10,394
Tax over book basis of certain assets	41,219	21,799
Net operating loss carryforwards	50,036	82,369
Other	24,869	18,632

Total noncurrent deferred tax assets	121,775	133,194
Less valuation allowance	(85,881)	(133,194)

Net noncurrent deferred tax assets	35,894	—

	2002	2001

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	34,452	4,975
Basis difference in sale of investment	—	49,839
Other	1,442	1,697

Total noncurrent deferred tax liabilities	35,894	56,511

Net noncurrent deferred tax liabilities	$—	$56,511

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in assessing the valuation allowance for financial reporting purposes. In accordance with SFAS 109, the Company has provided a valuation allowance to substantially reserve its deferred tax assets. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recurring operating losses for federal tax purposes. At December 31, 2002, the Company had net operating loss carryforwards to offset future taxable income of approximately $101.5 million for federal income tax purposes and $362.4 million for state income tax purposes. The carryforward period begins expiring in 2009.

A reconciliation of the income tax benefit at the statutory income tax rate and the effective tax rate as a percentage of income (loss) from continuing operations before income taxes, extraordinary charge, cumulative effect of accounting change and minority interest for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Statutory federal rate	35.0%	35.0%	(35.0)%
State taxes, net of federal tax benefit	4.0	4.0	(4.0)
Change in tax status	—	—	12.5
Permanent differences (primarily related to stockholder litigation and sale of a subsidiary in 2001)	2.6	(94.1)	5.9
Change in valuation allowance	(180.2)	31.1	12.2
Other items, net	(1.8)	1.2	2.2

	(140.4)%	(22.8)%	(6.2)%

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives for tax purposes, and the Company experienced tax losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized its net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company received an income tax refund of approximately $32.2 million relating to the 2001 tax year, and will be due an income tax refund of approximately $32.1 million relating to the 2002 tax year.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets.

The creation of such a deferred tax liability, and the significant improvement in tax position of the Company since the original valuation allowance was established, resulted in the reduction of the valuation allowance, generating an income tax benefit of approximately $30.3 million during the fourth quarter of 2002, as the Company determined that substantially all of these deferred tax liabilities will be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods. The receipt in April 2002 of an additional refund of approximately $32.2 million relating to the 2001 tax year also reduced the valuation allowance and was reflected as an income tax benefit during the first quarter of 2002.

The Company continues to evaluate additional tax strategies to maximize the opportunities created by the new law, which could result in an additional income tax refund and income tax benefits, although no assurance can be provided that any such tax strategies will come to fruition.

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133, as amended, effective January 1, 2001. At December 31, 2002, the Company’s derivative instruments included an interest rate cap agreement. In the future the Company’s derivative instruments will also include a written option embedded in an 8.0%, $2.9 million subordinated promissory note due in 2009, expected to be issued in conjunction with the issuance of shares of common stock to plaintiffs arising from the state court portion of the stockholder litigation settlement completed during 2001. As described below, the issuance of these shares, the promissory note, and the written option are currently expected to occur during 2003. Also as described below, this promissory note, and therefore the embedded written option, may be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009.

In accordance with the terms of the Old Senior Bank Credit Facility, the Company entered into an interest rate swap agreement in order to hedge the variable interest rate associated with portions of the debt. The swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. The difference between the floating rate and the swap rate was recognized in interest expense. The Company reported a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, reflected in other comprehensive income (loss) effective January 1, 2001.

The Company did not meet the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and thus reflected in earnings the change in the estimated fair value of the interest rate swap agreement each reporting period. In accordance with SFAS 133, as amended, the Company recorded a non-cash gain of $2.2 million for the change in fair value of the interest rate swap agreement for the year ended December 31, 2002, which is net of $2.5 million for amortization of the transition adjustment. The Company was no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, the Company terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, the Company continued to amortize the unamortized portion of the transition adjustment as a non-cash expense through December 31, 2002, at which time the transition adjustment became fully amortized.

The New Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company expects to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003, and $0.6 million in 2004. The Company has met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $36,000 as of December 31, 2002 was included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $964,000 during the year ended December 31, 2002 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company’s exposure to interest rate risk in the future, or that the Company will be able to continue to meet the hedge accounting criteria under SFAS 133.

On December 31, 2001, approximately 2.8 million shares of the Company’s common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in January 2002, management estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded in the fourth quarter of 2001. The derivative asset offsets the face amount of the note in the consolidated balance sheet as of December 31, 2001. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

The change in fair value of derivative instruments during 2001 consisted of the increase in the estimated fair value of the written option embedded in the $26.1 million subordinated promissory note, net of a decrease in the estimated fair value of the interest rate swap agreement during the year.

While the state court portion of the stockholder litigation settlement has also been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance of approximately 0.3 million additional shares of the Company’s common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent the Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, the Company will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation in the accompanying consolidated balance sheet as of December 31, 2002, the issuance of the note is currently expected to have a favorable impact on the Company’s consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company’s stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

17.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of three facilities located in the Commonwealth of Puerto Rico, and a juvenile facility located in Dallas, Texas and operated by an independent third party operator, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2002 and 2001. Because the reclassification of discontinued operations is not material in 2000, and because the 2000 financial statements are not comparable to the 2001 or 2002 financial statements, as further explained in Note 4, the reclassification was not made to the 2000 financial statements.

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

During the fourth quarter of 2001, the Company obtained an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company’s contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, in the third quarter of 2002 the operating results of this facility, net of taxes, were reported as discontinued operations.

On June 28, 2002, the Company sold its interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility was leased to a third party pursuant to a lease expiring in 2008. Net proceeds from the sale have been used for working capital purposes.

The following table summarizes the results of operations for these facilities for the years ended December 31, 2002 and 2001 (amounts in thousands):

	For the Years Ended
	December 31,

	2002	2001

REVENUE:
Managed-only	$20,178	$43,725
Rental	360	713

	20,538	44,438

EXPENSES:
Managed-only	17,303	32,053
Depreciation and amortization	2,509	856

	19,812	32,909

OPERATING INCOME	726	11,529

OTHER INCOME (EXPENSE):
Interest income	575	602
Loss on disposal of assets	(20)	—

	555	602

INCOME BEFORE INCOME TAXES	1,281	12,131
Income tax expense	(600)	(4,494)

INCOME FROM DISCONTINUED
OPERATIONS, NET OF TAXES	$681	$7,637

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	December 31,

ASSETS	2002	2001

Accounts receivable	$13,815	$15,725
Prepaid expenses and other current assets	—	190

Total current assets	13,815	15,915
Property and equipment, net	—	6,934

Total assets	$13,815	$22,849

LIABILITIES

Accounts payable and accrued expenses	$72	$1,812
Income tax payable	920	4,365

Total current liabilities	$992	$6,177

18.	EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares to be issued under the settlement terms of the Company’s stockholder litigation, restricted common stock plans, and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings (loss) per share computation to the numerator and denominator of the diluted earnings (loss) per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

NUMERATOR
Basic:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$87,390	$(1,967)	$(744,308)
Income from discontinued operations, net of taxes	681	7,637	—
Extraordinary charge	(36,670)	—	—
Cumulative effect of accounting change	(80,276)	—	—

Net income (loss) available to common stockholders	$(28,875)	$5,670	$(744,308)

Diluted:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$87,390	$(1,967)	$(744,308)
Interest expense applicable to convertible notes	10,251	—	—

Diluted income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	97,641	(1,967)	(744,308)
Income from discontinued operations, net of taxes	681	7,637	—
Extraordinary charge	(36,670)	—	—
Cumulative effect of accounting change	(80,276)	—	—

Diluted net income (loss) available to common stockholders	$(18,624)	$5,670	$(744,308)

DENOMINATOR
Basic:
Weighted average common shares outstanding	27,669	24,380	13,132

Diluted:
Weighted average common shares outstanding	27,669	24,380	13,132
Effect of dilutive securities:
Stock options and warrants	621	—	—
Stockholder litigation	310	—	—
Convertible notes	6,736	—	—
Restricted stock-based compensation	238	—	—

Weighted average shares and assumed conversions	35,574	24,380	13,132

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$3.17	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.33)	—	—
Cumulative effect of accounting change	(2.90)	—	—

Net income (loss) available to common stockholders	$(1.04)	$0.23	$(56.68)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary charge and cumulative effect of accounting change and after preferred stock distributions	$2.75	$(0.08)	$(56.68)
Income from discontinued operations, net of taxes	0.02	0.31	—
Extraordinary charge	(1.03)	—	—
Cumulative effect of accounting change	(2.26)	—	—

Net income (loss) available to common stockholders	$(0.52)	$0.23	$(56.68)

For the year ended December 31, 2001, the Company’s convertible subordinated notes were convertible into 6.8 million shares of common stock, using the if-converted method. The Company’s restricted stock, stock options, and warrants were convertible into 0.6 million shares for the year ended December 31, 2001, using the treasury stock method. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, as the effect of their inclusion was anti-dilutive.

For the year ended December 31, 2001, 3.4 million shares of common stock were contingently issuable under terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, as the effect of their inclusion was anti-dilutive. All of these shares, with the exception of approximately 0.3 million shares, were issued during 2001.

For the year ended December 31, 2000, the Company’s stock options and warrants were convertible into 0.1 million shares of common stock, using the treasury stock method. For the year ended December 31, 2000, the Company’s convertible subordinated notes were convertible into 6.3 million shares of common stock using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2000 as the effect of their inclusion was anti-dilutive.

19.	STOCKHOLDERS’ EQUITY

Common Stock

As a result of a one-for-ten reverse stock split effective May 18, 2001, every ten shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company’s common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares (on a post-reverse stock split basis) from 400.0 million shares (on a pre-reverse stock split basis). As of December 31, 2002, the Company had 28.0 million shares of common stock issued and outstanding.

During 1995, Old CCA authorized the issuance of 29,500 shares of common stock to certain key employees as a deferred stock award. The award was to fully vest ten years from the date of grant based on continuous employment with the Company. The Company had been expensing the $3.7 million of awards over the ten-year vesting period. Due to the resignation or termination of these employees, these shares (along with an additional 23,500 shares issued pursuant to an adjustment resulting from the issuance and subsequent conversion of shares of the Series B Preferred Stock as discussed below) became fully vested; therefore the Company expensed the unamortized portion of the award, totaling approximately $1.8 million, during 2000.

Series A Preferred Stock

The Company has authorized 20.0 million shares of $0.01 par value preferred stock, of which 4.3 million shares are designated as Series A Preferred Stock. The Company issued 4.3 million shares of its Series A Preferred Stock on January 1, 1999 in connection with the 1999 Merger. The shares of the Company’s Series A Preferred Stock are redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s Series A Preferred Stock have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on shares of the Company’s Series A Preferred Stock are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

In connection with the June 2000 Waiver and Amendment, the Company was prohibited from declaring or paying any dividends with respect to the Series A Preferred Stock until such time as the Company had raised at least $100.0 million in equity. As a result, the Company had not declared or paid any dividends on its shares of Series A Preferred Stock since the first quarter of 2000. Dividends continued to accrue under the terms of the Company’s charter until the Company received a consent and waiver from its lenders under the Old Senior Bank Credit Facility in September 2001, which allowed the Company’s board of directors to declare a one-time quarterly dividend on the issued and outstanding Series A Preferred Stock, which was paid on October 15, 2001.

In connection with the December 2001 Amendment and Restatement of the Old Senior Bank Credit Facility, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its issued and outstanding Series A Preferred Stock. Under the terms of the December 2001 Amendment and Restatement, the Company was permitted to pay quarterly dividends on the shares of its issued and outstanding Series A Preferred Stock, including all dividends in arrears. See Note 13 for further information on distributions on the Company’s shares of Series A Preferred Stock.

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

The shares of Series B Preferred Stock issued by the Company provide for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on the Company’s Series A Preferred Stock. The shares of the Series B Preferred Stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company’s 12% Senior Notes. The shares of Series B Preferred Stock were convertible into shares of the Company’s common stock during two conversion periods: (i) from October 2, 2000 to October 13, 2000; and (ii) from December 7, 2000 to December 20, 2000, at a conversion price based on the average closing price of the Company’s common stock on the NYSE during the ten trading days prior to the first day of the applicable conversion period, provided, however, that the conversion price used to determine the number of shares of the Company’s common stock issuable upon conversion of the Series B Preferred Stock could not be less than $10.00. The number of shares of the Company’s common stock that were issued upon the conversion of each share of Series B Preferred Stock was calculated by dividing the stated price ($24.46), plus accrued and unpaid dividends as of the date of conversion of each share of Series B Preferred Stock, by the conversion price established for the conversion period.

Approximately 1.3 million shares of Series B Preferred Stock issued by the Company on September 22, 2000 were converted during the first conversion period in October 2000, resulting in the issuance of approximately 2.2 million shares of the Company’s common stock. The conversion price for the initial conversion period was established at $14.80.

Approximately 2.9 million shares of Series B Preferred Stock issued by the Company on November 13, 2000 were converted during the second conversion period in December 2000, resulting in the issuance of approximately 7.3 million shares of the Company’s common stock. The conversion price for the second conversion period was established at $10.00. The shares of Series B Preferred Stock currently outstanding, as well as any additional shares issued as dividends, are not and will not be convertible into shares of the Company’s common stock.

During 2002 and 2001, the Company issued 484,000 and 452,000 shares of Series B Preferred Stock, respectively, in satisfaction of the regular quarterly distributions. Additionally, as of December 31, 2002, the Company has accrued approximately $3.2 million of distributions on Series B Preferred Stock. See Note 13 for further information on distributions on the Company’s shares of Series B Preferred Stock.

During 2001, the Company issued 0.2 million shares of Series B Preferred Stock under two Series B Preferred Stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of Series B Preferred Stock were granted to certain of the Company’s key employees and wardens. Under the terms of the Series B Restricted Stock Plans, the shares in the key employee plan vest in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vest all at one time in May 2004. During the years ended December 31, 2002 and 2001, the Company expensed $0.5 million and $0.4 million, net of forfeitures, respectively, relating to the Series B Restricted Stock Plans.

Stock Warrants

In connection with the Operating Company Merger, the Company issued warrants for approximately 213,000 shares of the Company’s common stock as partial consideration to acquire the voting common stock of Operating Company. The warrants issued allow the holder to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share and approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share. These warrants expire September 29, 2005. Also in connection with the Operating Company Merger, the Company assumed the obligation to issue warrants for up to approximately 75,000 shares of its common stock, at a price of $33.30 per share, through the expiration date of such warrants on December 31, 2008.

Treasury Stock

Treasury stock was recorded in 1999 related to the cashless exercise of stock options. The treasury stock was retired during the second quarter of 2002.

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

Stock option transactions relating to the Company’s incentive and nonqualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option

Outstanding at December 31, 1999	608	$101.49
Granted	552	$16.52
Cancelled	(181)	$96.00

Outstanding at December 31, 2000	979	$54.54
Granted	1,613	$8.84
Cancelled	(160)	$37.05

Outstanding at December 31, 2001	2,432	$25.30
Granted	926	$17.04
Cancelled	(207)	$58.86
Exercised	(49)	$8.77

Outstanding at December 31, 2002	3,102	$20.86

The weighted average fair value of options granted during 2002, 2001, and 2000 was $8.10, $7.05, and $8.10 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	45.8%	89.4%	112.5%
Risk-free interest rate	4.0%	4.8%	5.3%
Expected life of options	6 years	7 years	7 years

Stock options outstanding at December 31, 2002, are summarized below:

	Options	Weighted
	outstanding at	average	Options	Weighted
	December 31,	remaining	exercisable at	average exercise
	2002	contractual life	December 31,	price of options
Exercise Price	(in thousands)	in years	2002	exercisable

$ 8.75 - 9.96	1,655	8.22	727	$9.08
$ 11.20 - 19.91	1,080	8.91	212	$17.98
$ 23.00 - 79.41	171	6.68	45	$59.66
$ 83.07 - 117.78	81	4.31	81	$100.63
$121.76 - 159.31	115	4.49	115	$145.85

	3,102	8.13	1,180	$32.26

At the Company’s 2000 annual meeting of stockholders held in December 2000, the Company obtained the approval of an amendment to the Company’s 1997 Employee Share Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 130,000 to 1.5 million and the adoption of the Company’s 2000 Equity Incentive Plan, pursuant to which the Company reserved 2.5 million shares of the Company’s common stock for issuance thereunder. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives.

The Company has adopted the disclosure-only provisions of SFAS 123 and accounts for stock-based compensation using the intrinsic value method as prescribed in APB 25. As a result, no compensation cost has been recognized for the Company’s stock option plans under the criteria established by SFAS 123. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2002, 2001 and 2000, consistent with the provisions of SFAS 123, are disclosed in Note 4.

20.	RELATED PARTY TRANSACTIONS

The Company paid $26.5 million in 2000, to a construction company that is owned by a former member of the Company’s board of directors, for services rendered in the construction of facilities.

21.	COMMITMENTS AND CONTINGENCIES

Litigation

During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs in the action. As described below, the Company is currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to the Company’s acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of significantly less than that. On July 29, 2002, the United States District Court for the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of any damages. It is not known when the Court will make a finding with respect to damages.

In or about the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and the Company seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against the Company, claiming that, as the result of the Company’s failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from the Company for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss, if any. On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or the Company. Though it did not resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their obligation to provide timely notice to the carrier because of the Company’s alleged failure to provide timely notice to the carrier. Upon the entry of a final order by the Court, the Company intends to appeal the Court’s decision that Northfield is not obligated to provide coverage, and the Company intends to continue to defend its position that coverage is required.

The Company cannot currently predict whether or not it will be successful in recovering all or a portion of the amount it has paid in settlement of the Horn litigation. With respect to the cross-claim of McQueen and Thompson, the Company believes that such cross-claim is without merit and that the Company will be able to defend itself successfully against such claim and/or any additional claims of such nature that may be brought in the future. No assurance can be given, however, that McQueen and Thompson will not prevail in any such claims.

In addition to the above legal matters, the nature of the Company’s business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, other than the outstanding litigation discussed above, there are no pending legal proceedings that would have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

Income Tax Contingencies

In connection with the merger with Old CCA, on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service (“IRS”) has completed field audits of Old CCA’s federal tax returns for the taxable years ended December 31, 1998 and 1997, and has recently completed auditing the Company’s federal tax return for the taxable year ended December 31, 2000. In addition, the IRS has recently commenced an audit of the Company’s federal tax return for the taxable year ended December 31, 2001.

The IRS agent’s report related to 1998 and 1997 included a determination by the IRS to increase taxable income by approximately $120.0 million. The Company appealed the IRS’s findings with the Appeals Office of the IRS. On October 24, 2002 the Company entered into a definitive settlement agreement with the IRS in connection with the IRS’s audit of Old CCA’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 the Company paid approximately $52.2 million in cash to satisfy federal and state taxes and interest.

Pursuant to the terms of the settlement, the audit adjustments agreed to for the 1997 tax year did not trigger any additional distribution requirements by the Company in order to preserve the Company’s status as a REIT for federal income tax purposes for 1999. The adjustments will, however, serve to increase the Company’s accumulated earnings and profits in 2002 and therefore will affect the taxability of dividends paid by the Company on its Series A and Series B Preferred Stock in 2002 and later years.

The Company is continuing to appeal the IRS’s findings with respect to the IRS’s audit of Old CCA’s 1998 federal income tax return. The Company does not currently expect, however, that the resolution of the 1998 audit will have a material adverse effect on the Company’s liquidity or results of operations.

In connection with the IRS’s audit of the Company’s 2000 federal income tax return, the IRS has proposed the disallowance of a loss the Company claimed as the result of its forgiveness in September 2000 of certain indebtedness of Operating Company. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after the Company seeks all available remedies, the IRS prevails, the Company would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate the Company’s net operating loss carryforward. The Company believes that it has meritorious defenses of its positions. The Company has not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against the Company.

Because the audit of the Company’s federal tax return for the taxable year ended December 31, 2001 has only recently commenced, it is too early to predict the outcome of such audit.

Guarantees

In connection with the bond issuance of a governmental entity for which the Company currently provides management services at a correctional facility, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements

(outstanding principal balance of $62.0 million at December 31, 2002 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At December 31, 2002, the outstanding principal balance of the bonds exceeded the purchase price option by $13.1 million. The Company also maintains a restricted cash account of approximately $7.1 million as collateral against a guarantee it has provided for a forward purchase agreement related to the above bond issuance.

Retirement Plan

On December 28, 1998, Operating Company adopted a 401(k) plan (the “Plan”). In connection with the Operating Company Merger, the Company assumed all benefits and obligations of the Plan. All employees of the Company are eligible to participate upon reaching age 18 and completing one year of qualified service. Prior to January 1, 2002, employees could elect to defer from 1% to 15% of their compensation. The provisions of the Plan provide for discretionary employer basic and matching contributions to those participants credited with at least one thousand hours of employment in a plan year, and who are employed by the Company on the last day of the plan year. During the period from the Operating Company Merger, and through December 31, 2001, the Company provided a discretionary basic contribution to each eligible employee equal to 2% of the employee’s compensation for the first year of eligibility, and 1% of the employee’s compensation for each year of eligibility following. In addition, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 4% of the employee’s compensation. The Company’s contributions and investment earnings or losses thereon became 40% vested after four years of service and 100% vested after five years of service.

Effective January 1, 2002, the maximum compensation deferral was increased to 20% of the employee’s compensation, and for the year ended December 31, 2002, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s compensation. Further, effective January 1, 2002, the Company amended the vesting schedule so that employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.

During the years ended December 31, 2002, 2001, and 2000, the Company’s discretionary contributions to the Plan, net of forfeitures, were $4.3 million, $5.7 million, and $0.8 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved the Company’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives that elect not to participate in the Company’s 401(k) Plan. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing the Company’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. The Company matches 100% of employee contributions up to 5% of total cash compensation. The Company also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon vest over a three-year period from the date of each contribution. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of the Company), at the election of the participant, but not later than the fifteenth day of the month following the month the individual attains age 65.

During 2002, the Company provided a fixed return of 8.6% to participants in the Deferred Compensation Plan. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2002, the Company recorded $45,000 of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2002, the Company’s liability related to the Deferred Compensation Plans was approximately $0.2 million, which was reflected in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

Employment and Severance Agreements

On July 28, 2000, Doctor R. Crants was terminated as the chief executive officer of the Company and from all positions with the Company and Operating Company. Under certain employment and severance agreements, Mr. Crants will continue to receive his salary and health, life and disability insurance benefits through the second quarter of 2003 and was vested immediately in 14,000 shares of the Company’s common stock previously granted as part of a deferred stock award. The compensation expense related to these benefits, totaling $0.7 million in cash and $1.2 million in non-cash charges representing the unamortized portion of the deferred stock award, was recognized during the third quarter of 2000. The unamortized portion was based on the trading price of the common stock of Old CCA, as of the date of grant, which occurred in the fourth quarter of 1995.

The Company also currently has employment agreements with several of its executive officers which provide for the payment of certain severance amounts upon an event of termination or change of control, as further defined in the agreements.

22.	SEGMENT REPORTING

As of December 31, 2002, the Company owned and managed 37 correctional and detention facilities, and managed 23 correctional and detention facilities it does not own. During the second quarter of 2001, management began viewing the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 4. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income (loss) is as follows for the three years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Revenue:
Owned and managed	$639,104	$619,652	$149,984
Managed-only	304,004	294,226	108,409

Total management revenue	943,108	913,878	258,393

Operating expenses:
Owned and managed	479,336	464,392	121,752
Managed-only	247,743	240,415	90,047

Total operating expenses	727,079	704,807	211,799

Facility contribution:
Owned and managed	159,768	155,260	28,232
Managed-only	56,261	53,811	18,362

Total facility contribution	216,029	209,071	46,594

Other revenue (expense):
Rental and other revenue	19,730	22,475	51,885
Other operating expense	(16,995)	(16,661)	(5,516)
General and administrative expense	(36,907)	(34,568)	(45,463)
Depreciation and amortization	(51,878)	(53,279)	(59,799)
Licensing fees to Operating Company	—	—	(501)
Administrative service fee to Operating Company	—	—	(900)
Write-off of amounts under lease arrangements	—	—	(11,920)
Impairment losses	—	—	(527,919)

Operating income (loss)	$129,979	$127,038	$(553,539)

	December 31,

	2002	2001

Assets:
Owned and managed	$1,558,491	$1,678,733
Managed-only	88,995	93,217
Corporate and other	212,770	176,481
Discontinued operations	13,815	22,849

Total assets	$1,874,071	$1,971,280

23.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenue	$230,555	$238,157	$245,769	$248,357
Operating income	$30,135	$32,791	$35,171	$31,882
Income from continuing operations	$37,454	$10,707	$16,978	$43,210
Income (loss) from discontinued operations, net of taxes	$1,570	$(227)	$(713)	$51
Extraordinary charge	$—	$(36,670)	$—	$—
Cumulative effect of accounting change	$(80,276)	$—	$—	$—
Net income (loss) available to common stockholders	$(46,329)	$(31,395)	$10,973	$37,876
Basic earnings (loss) per share:
Income from continuing operations	$1.17	$0.20	$0.42	$1.37
Income (loss) from discontinued operations, net of taxes	0.06	(0.01)	(0.02)	—
Extraordinary charge	—	(1.33)	—	—
Cumulative effect of accounting change	(2.91)	—	—	—

Net income (loss) available to common stockholders	$(1.68)	$(1.14)	$0.40	$1.37

Diluted earnings (loss) per share:
Income from continuing operations	$0.98	$0.19	$0.38	$1.14
Income (loss) from discontinued operations, net of taxes	0.04	(0.01)	(0.02)	—
Extraordinary charge	—	(1.14)	—	—
Cumulative effect of accounting change	(2.25)	—	—	—

Diluted net income (loss) available to common stockholders	$(1.23)	$(0.96)	$0.36	$1.14

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Revenue	$229,564	$234,636	$236,767	$235,386
Operating income	$31,634	$32,255	$32,531	$30,618
Income (loss) from continuing operations	$(8,350)	$(774)	$(2,565)	$29,746
Income from discontinued operations, net of taxes	$3,043	$1,288	$2,001	$1,305
Net income (loss) available to common stockholders	$(10,128)	$(4,466)	$(5,678)	$25,942
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.56)	$(0.23)	$(0.31)	$1.00
Income from discontinued operations, net of taxes	0.13	0.05	0.08	0.05

Net income (loss) available to common stockholders	$(0.43)	$(0.18)	$(0.23)	$1.05

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.56)	$(0.23)	$(0.31)	$0.76
Income from discontinued operations, net of taxes	0.13	0.05	0.08	0.04

Diluted net income (loss) available to common stockholders	$(0.43)	$(0.18)	$(0.23)	$0.80

24.	SUBSEQUENT EVENTS

On January 17, 2003, the Company purchased the Crowley County Correctional Facility, a 1,200- bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of approximately $47.5 million. As part of the transaction, the Company also assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its New Senior Bank Credit Facility pursuant to an expansion of the Term Loan B Facility, with the balance of the purchase price satisfied with cash on hand.

During the fourth quarter of 2002, the Company was informed by the State of Florida of its intention to terminate the Company’s contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. This termination occurred February 28, 2003. During 2002, this facility generated total revenue and operating expenses of $4.8 million and $4.0 million, respectively.

On March 18, 2003, the Company was notified by the Department of Corrections of the Commonwealth of Virginia of its intention to terminate the Company’s contract to manage the 1,500-bed Lawrenceville Correctional Center upon the expiration of the contract on March 22, 2003. This termination occurred March 22, 2003. During 2002, this facility generated total revenue and operating expenses of $20.3 million and $18.7 million, respectively.