Form 10-Q
period 2003-03-31
CORRECTIONS CORP OF AMERICA
filed 2003-05-14
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER: 001-16109

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
Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No  [  ]

Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2003:
   Shares of Common Stock, $0.01 par value per share: 28,114,109 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$69,955	$65,406
Restricted cash	13,577	7,363
Accounts receivable, net of allowance of $1,562 and $1,344, respectively	125,969	119,197
Income tax receivable	33,426	32,499
Prepaid expenses and other current assets	6,329	12,299
Current assets of discontinued operations	11,772	17,583

Total current assets	261,028	254,347
Property and equipment, net	1,591,119	1,551,781
Investment in direct financing lease	18,204	18,346
Goodwill	20,294	20,902
Other assets	27,085	28,211
Non-current assets of discontinued operations	—	484

Total assets	$1,917,730	$1,874,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$147,515	$151,516
Income tax payable	4,688	3,685
Distributions payable	2,150	5,330
Current portion of long-term debt	24,107	23,054
Current liabilities of discontinued operations	1,846	2,381

Total current liabilities	180,306	185,966
Long-term debt, net of current portion	956,515	932,905
Other liabilities	22,482	21,202

Total liabilities	1,159,303	1,140,073

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 4,300 shares issued and outstanding; stated at liquidation preference of $25.00 per share	107,500	107,500
Series B – 4,672 and 4,408 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively; stated at liquidation preference of $24.46 per share	114,281	107,831
Common stock – $0.01 par value; 80,000 shares authorized; 28,103 and 27,986 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	281	280
Additional paid-in capital	1,344,822	1,343,066
Deferred compensation	(2,779)	(1,604)
Retained deficit	(804,689)	(822,111)
Accumulated other comprehensive loss	(989)	(964)

Total stockholders’ equity	758,427	733,998

Total liabilities and stockholders’ equity	$1,917,730	$1,874,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended
	March 31,

	2003	2002

REVENUE:
Management and other	$249,381	$223,480
Rental	923	947

	250,304	224,427

EXPENSES:
Operating	185,507	175,344
General and administrative	9,537	7,191
Depreciation and amortization	12,913	12,146

	207,957	194,681

OPERATING INCOME	42,347	29,746

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	90	(117)
Interest expense, net	17,722	28,886
Change in fair value of derivative instruments	—	(3,411)
Gain on disposal of assets	(16)	(3)
Unrealized foreign currency transaction loss	127	95

	17,923	25,450

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	24,424	4,296
Income tax benefit	170	32,769

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	24,594	37,065
Income (loss) from discontinued operations, net of taxes	(1,692)	1,959
Cumulative effect of accounting change	—	(80,276)

NET INCOME (LOSS)	22,902	(41,252)
Distributions to preferred stockholders	(5,480)	(5,077)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$17,422	$(46,329)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.69	$1.16
Income (loss) from discontinued operations, net of taxes	(0.06)	0.07
Cumulative effect of accounting change	—	(2.91)

Net income (loss) available to common stockholders	$0.63	$(1.68)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.61	$0.96
Income (loss) from discontinued operations, net of taxes	(0.05)	0.06
Cumulative effect of accounting change	—	(2.25)

Net income (loss) available to common stockholders	$0.56	$(1.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,902	$(41,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,987	12,458
Amortization of debt issuance costs and other non-cash interest	1,387	6,186
Cumulative effect of accounting change	—	80,276
Deferred and other non-cash income taxes	—	(769)
Equity in (earnings) loss of joint venture	90	(117)
Gain on disposal of assets	(11)	(3)
Change in fair value of derivative instruments	—	(3,411)
Unrealized foreign currency transaction loss	127	95
Other non-cash items	680	729
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	4,666	10,588
Income tax receivable	(927)	(32,031)
Accounts payable, accrued expenses and other liabilities	(2,975)	(8,450)
Income tax payable	1,003	1,232

Net cash provided by operating activities	40,929	25,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(47,606)	—
Expenditures for other capital improvements	(5,482)	(3,902)
Increase in restricted cash	(6,214)	(93)
Proceeds from sale of assets	18	22
(Increase) decrease in other assets	27	(478)
Payments received on direct financing leases and notes receivable receivable	537	132

Net cash used in investing activities	(58,720)	(4,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	30,000	—
Scheduled principal repayments	(5,275)	(2,199)
Other principal repayments	(62)	—
Payment of debt issuance and other refinancing and related costs	(338)	(78)
Payment of stock issuance costs	—	(21)
Proceeds from exercise of stock options	225	—
Payment of dividends	(2,210)	(12,964)

Net cash provided by (used in) financing activities	22,340	(15,262)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,549	5,950
CASH AND CASH EQUIVALENTS, beginning of period	65,406	46,307

CASH AND CASH EQUIVALENTS, end of period	$69,955	$52,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,251	$19,152

Income taxes	$6	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B		Additional
	Preferred	Preferred	Common	Paid-in
	Stock	Stock	Stock	Capital

Balance as of December 31, 2002	$107,500	$107,831	$280	$1,343,066

Comprehensive income (loss):
Net income	—	—	—	—
Change in fair value of interest rate cap	—	—	—	—

Total comprehensive income	—	—	—	—

Distributions to preferred stockholders	—	6,450	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—
Restricted stock grant	—	—	1	1,531
Stock options exercised	—	—	—	225

Balance as of March 31, 2003	$107,500	$114,281	$281	$1,344,822

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Deferred	Retained	Comprehensive
	Compensation	Deficit	Income (Loss)	Total

Balance as of December 31, 2002	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income (loss):
Net income	—	22,902	—	22,902
Change in fair value of interest rate cap	—	—	(25)	(25)

Total comprehensive income	—	22,902	(25)	22,877

Distributions to preferred stockholders	—	(5,480)	—	970
Amortization of deferred compensation, net of forfeitures	357	—	—	357
Restricted stock grant	(1,532)	—	—	—
Stock options exercised	—	—	—	225

Balance as of March 31, 2003	$(2,779)	$(804,689)	$(989)	$758,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B		Additional
	Preferred	Preferred	Common	Paid-in	Deferred
	Stock	Stock	Stock	Capital	Compensation

Balance as of December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)

Comprehensive income (loss):
Net loss	—	—	—	—	—
Amortization of transition adjustment	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—

Distributions to preferred stockholders	—	2,834	—	—	—
Conversion of subordinated notes	—	—	1	1,113	—
Stock issuance costs	—	—	—	(21)	—
Amortization of deferred compensation, net of forfeitures	—	—	—	(154)	557

Balance as of March 31, 2002	$107,500	$99,400	$280	$1,342,896	$(2,596)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Retained	Treasury	Comprehensive
	Deficit	Stock	Income (Loss)	Total

Balance as of December 31, 2001	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	(41,252)	—	—	(41,252)
Amortization of transition adjustment	—	—	628	628

Total comprehensive loss	(41,252)	—	628	(40,624)

Distributions to preferred stockholders	(5,077)	—	—	(2,243)
Conversion of subordinated notes	—	—	—	1,114
Stock issuance costs	—	—	—	(21)
Amortization of deferred compensation, net of forfeitures	—	—	—	403

Balance as of March 31, 2002	$(839,565)	$(242)	$(1,883)	$705,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1.	ORGANIZATION AND OPERATIONS

As of March 31, 2003, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is not yet in operation. As of March 31, 2003, the Company operated 59 facilities with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2002 (the “2002 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

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

Based on the Company’s initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company’s locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, a privately-held operating company subsequently also known as Corrections Corporation of America (“Operating Company”). The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc. (“PMSI”) and Juvenile and Jail Facility Management Services, Inc. (“JJFMSI”), both of which were privately held service companies that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company’s statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

As a result of the termination during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described below, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively. These charges are included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the three months ended March 31, 2003.

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

7

	March 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(782)	$1,149	$(1,020)
Customer list	561	—	561	—
Contract values established in connection with certain business combinations	(35,688)	14,199	(38,049)	16,281

Total	$(34,254)	$13,417	$(36,339)	$15,261

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended March 31, 2003 and 2002 was $0.9 million and $0.8 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

2003 (remainder)	$(2,588)
2004	(3,494)
2005	(4,332)
2006	(4,661)
2007	(4,661)
2008	(4,661)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

Due to the sale of the Company’s interest in a juvenile facility located in Dallas, Texas during the second quarter of 2002, as well as the termination of the Company’s management contracts during the second quarter of 2002 for the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, the termination of the Company’s management contract during the third quarter of 2002 for the Guayama Correctional Center, and the termination of the Company’s management contracts during the first quarter of 2003 for the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, in accordance with SFAS 144, the operations of these facilities, net of taxes, have been reported as discontinued operations in the Company’s statements of operations for the three months ended March 31, 2003 and 2002. (See Note 5.)

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

As further described in Note 6, during the second quarter of 2002, prior to the required adoption of SFAS 145, the Company reported an extraordinary charge of approximately $36.7 million associated with the refinancing of the Company’s senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on January 1, 2003. Accordingly, in the second quarter of 2003, the extraordinary charge reported in the second quarter of 2002 will be reclassified.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See below for the required disclosures under SFAS 148.

At March 31, 2003, the Company had equity incentive plans, which are described more fully in the 2002 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended
	March 31,

	2003	2002

	(in thousands, except per share data)
As Reported:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$19,114	$31,988
Income (loss) from discontinued operations, net of taxes	(1,692)	1,959
Cumulative effect of accounting change	—	(80,276)

Net income (loss) available to common stockholders	$17,422	$(46,329)

Pro Forma:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$17,649	$30,892
Income (loss) from discontinued operations, net of taxes	(1,692)	1,959
Cumulative effect of accounting change	—	(80,276)

Net income (loss) available to common stockholders	$15,957	$(47,425)

As Reported:
Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.69	$1.16
Income (loss) from discontinued operations, net of taxes	(0.06)	0.07
Cumulative effect of accounting change	—	(2.91)

Net income (loss) available to common stockholders	$0.63	$(1.68)

	For the Three Months Ended
	March 31,
	2003	2002

	(in thousands, except per share data)
As Reported:
Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.61	$0.96
Income (loss) from discontinued operations, net of taxes	(0.05)	0.06
Cumulative effect of accounting change	—	(2.25)

Net income (loss) available to common stockholders	$0.56	$(1.23)

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.64	$1.12
Income (loss) from discontinued operations, net of taxes	(0.06)	0.07
Cumulative effect of accounting change	—	(2.91)

Net income (loss) available to common stockholders	$0.58	$(1.72)

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.57	$0.93
Income (loss) from discontinued operations, net of taxes	(0.05)	0.06
Cumulative effect of accounting change	—	(2.25)

Net income (loss) available to common stockholders	$0.52	$(1.26)

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

During the first quarter of 2003, the Company issued 91,500 shares of restricted common stock, which were valued at $1.5 million on the date of the award. The restricted shares of common stock were granted to certain of the Company’s wardens. The shares vest all at one time in February 2006. During the three months ended March 31, 2003, the Company expensed $43,000 relating to the restricted common stock.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

4.	FACILITY ACQUISITION

On January 17, 2003, the Company purchased the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of approximately $47.5 million. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, the Company also assumed a management contract with the State of Colorado and entered into a new contract with the State of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its New Senior Bank Credit Facility, as later defined in Note 6, pursuant to an expansion of the Term Loan B Facility, as also later defined in Note 6, with the balance of the purchase price satisfied with cash on hand.

5.	DISCONTINUED OPERATIONS

As discussed in Note 3, the results of operations, net of taxes, and the assets and liabilities of three facilities located in the Commonwealth of Puerto Rico, a juvenile facility located in Okeechobee, Florida, a facility located in Lawrenceville, Virginia, and a juvenile facility located in Dallas, Texas and operated by an independent third party operator, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.

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

During the fourth quarter of 2002, the Company was notified by the State of Florida of its intention to terminate the Company’s contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center upon the expiration of a short-term extension to the existing management contract. Upon termination, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida.

On March 18, 2003, the Company was notified by the Department of Corrections of the Commonwealth of Virginia of its intention to terminate the Company’s contract to manage the 1,500-bed Lawrenceville Correctional Center upon the expiration of the contract on March 22, 2003. This termination occurred on March 22, 2003.

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2003 and 2002 (amounts in thousands):

	For the Three Months Ended March 31,

	2003	2002

REVENUE:
Managed-only	$5,366	$16,579
Rental	—	180

	5,366	16,759

EXPENSES:
Managed-only	5,979	13,578
Depreciation and amortization	1,074	312

	7,053	13,890

OPERATING INCOME (LOSS)	(1,687)	2,869

OTHER INCOME (EXPENSE):
Interest income	—	126
Loss on disposal of assets	(5)	—

	(5)	126

INCOME (LOSS) BEFORE INCOME TAXES	(1,692)	2,995
Income tax expense	—	(1,036)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(1,692)	$1,959

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31, 2003	December 31, 2002

ASSETS
Accounts receivable	$11,772	$17,447
Prepaid expenses and other current assets	—	136

Total current assets	11,772	17,583
Property and equipment, net	—	484

Total assets	$11,772	$18,067

LIABILITIES
Accounts payable and accrued expenses	$926	$1,461
Income tax payable	920	920

Total current liabilities	$1,846	$2,381

6.	DEBT

Debt outstanding as of March 31, 2003 and December 31, 2002 consists of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
Senior Bank Credit Facility:
Term Loan A Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2006; interest payable periodically at variable interest rates. The interest rate was 4.82% at March 31, 2003	$59,938	$63,750
Term Loan B Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 4.82% at March 31, 2003	589,275	560,763
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%	250,000	250,000
12.0% Senior Notes, principal due at maturity in June 2006; interest payable semi-annually in June and December at 12.0%	10,795	10,795
10.0% Convertible Subordinated Notes, principal due at maturity in December 2008; interest payable semi-annually in June and December at 10.0%. In addition, contingent interest, with a balance of $13.6 million at March 31, 2003, accrues at 5.5% and is payable upon each of December 31, 2003 and repayment of the notes, unless the holders convert the notes into common stock or unless the common stock meets a “target price” as defined in the note purchase agreement	40,000	40,000
8.0% Convertible Subordinated Notes, principal due at maturity in February 2005 with call provisions beginning in February 2003; interest payable quarterly at 8.0%	30,000	30,000
Other	614	651

	980,622	955,959
Less: Current portion of long-term debt	(24,107)	(23,054)

	$956,515	$932,905

Refinancing of Senior Indebtedness

On May 3, 2002, the Company completed a comprehensive refinancing (the “Refinancing”) of its senior indebtedness through the refinancing of its Old Senior Bank Credit Facility and the offering of $250.0 million aggregate principal amount of 9.875% unsecured senior notes due 2009 (the “9.875% Senior Notes”) in a private placement to a group of initial purchasers. The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses. On February 13, 2003, the Company completed an exchange offer with respect to the 9.875% Senior Notes pursuant to which all $250.0 million aggregate principal amounts of the notes issued in May 2002 were exchanged for identical notes registered under the Securities Act of 1933, as amended.

$250.0 Million 9.875% Senior Notes. Interest on the 9.875% Senior Notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

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

New Senior Bank Credit Facility. As part of the Refinancing, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). As described in Note 4, the Term Loan B Facility was expanded by $30.0 million during January of 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the New Senior Bank Credit Facility bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the

Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Revolving Loan, which currently has no amounts outstanding, is available for working capital and general corporate needs.

The Term Loan A Facility and the Term Loan B Facility are repayable in quarterly installments in an aggregate principal amount for each year as set forth below (in thousands):

	Term Loan A Facility	Term Loan B Facility	Total

2003 (remainder)	$13,438	$4,463	$17,901
2004	20,250	5,950	26,200
2005	21,000	5,950	26,950
2006	5,250	5,950	11,200
2007	—	397,320	397,320
2008	—	169,642	169,642

Total	$59,938	$589,275	$649,213

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, the Company is required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of equity securities by the Company or any of the Company’s subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by the Company, or any of the Company’s subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of the Company’s “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year. For the year ended December 31, 2002, excess cash flow, as defined in the New Senior Bank Credit Facility, totaled $0.6 million, of which $0.1 million was paid to the lenders during the first quarter of 2003. The remaining $0.5 million of excess cash flow was included in the balance sheet as restricted cash on March 31, 2003, and was applied to the outstanding balance in April 2003.

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

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of the Company’s 12% Senior Notes, the Company recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the Refinancing. As discussed in Note 3, the extraordinary charge reported in the second quarter of 2002 will be reclassified to operating income from continuing operations, as required by SFAS 145.

$40 Million Convertible Subordinated Notes

As of March 31, 2003, the Company had outstanding an aggregate of $40.0 million of 10% convertible subordinated notes due December 31, 2008. The conversion price for the notes, which were convertible into shares of common stock, had been established at $11.90, subject to adjustment in the future upon the occurrence of certain events. At an adjusted conversion price of $11.90, the $40.0 million convertible subordinated notes were convertible into 3,362,899 shares of common stock. As further described in Note 12, subsequent to quarter-end, the holders converted the notes into shares of the Company’s common stock and sold such shares to the Company. In addition, the Company paid the outstanding contingent interest balance.

$30 Million Convertible Subordinated Notes

As of March 31, 2003, the Company had outstanding an aggregate of $30.0 million of 8% convertible subordinated notes due February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. Subsequent to quarter-end, the Company and the holder amended these notes to bear interest at 4% per year to a maturity date of February 28, 2007, effective contemporaneously with the closing of the Company’s notes and common stock offerings, as further discussed in Note 12. As a result of these modifications, the Company expects to report a charge of approximately $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes. The conversion price for the notes, which are convertible into shares of common stock, has been established at $8.90, subject to adjustment in the future upon the occurrence of certain events. The Company currently estimates that the $30.0 million convertible subordinated notes will be convertible into approximately 3.4 million shares of common stock once all of the shares under the Company’s stockholder litigation settlement have been issued, as further discussed in Note 8.

All or a portion of the notes may be converted by the holder at any time prior to the maturity date of the notes, or if the notes are subject to mandatory conversion, at any time prior to the third business day prior to the date of such conversion. At any time after February 28, 2004 (by amendment extended to February 28, 2005 effective contemporaneously with the closing of the notes and common stock offerings as further discussed in Note 12), the Company may generally require the holder to convert all or a portion of the notes if the average market price of the Company’s common stock meets or exceeds 150% of the notes’ conversion price, as may be adjusted. The Company may not prepay the indebtedness evidenced by the notes at any time prior to their maturity; provided, however, that in the event of a change of control or other similar event, the notes are subject to mandatory prepayment in full at the option of the holder. The current terms of the Company’s senior indebtedness, however, would prevent such a prepayment.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,

	2003	2002

NUMERATOR
Basic:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$19,114	$31,988
Income (loss) from discontinued operations, net of taxes	(1,692)	1,959
Cumulative effect of accounting change	—	(80,276)

Net income (loss) available to common stockholders	$17,422	$(46,329)

Diluted:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$19,114	$31,988
Interest expense applicable to convertible notes	2,630	2,485

Diluted income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	21,744	34,473
Income (loss) from discontinued operations, net of taxes	(1,692)	1,959
Cumulative effect of accounting change	—	(80,276)

Diluted net income (loss) available to common stockholders	$20,052	$(43,844)

DENOMINATOR
Basic:
Weighted average common shares outstanding	27,714	24,641

Diluted:
Weighted average common shares outstanding	27,714	27,641
Effect of dilutive securities:
Stock options and warrants	667	656
Stockholder litigation	310	310
Convertible notes	6,733	6,747
Restricted stock-based compensation	222	248

Weighted average shares and assumed conversions	35,646	35,602

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$0.69	$1.16
Income (loss) from discontinued operations, net of taxes	(0.06)	0.07
Cumulative effect of accounting change	—	(2.91)

Net income (loss) available to common stockholders	$0.63	$(1.68)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$0.61	$0.96
Income (loss) from discontinued operations, net of taxes	(0.05)	0.06
Cumulative effect of accounting change	—	(2.25)

Net income (loss) available to common stockholders	$0.56	$(1.23)

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. In the opinion of management, other than those described below, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position or results of operations, or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows for a period in which such decisions or rulings occur, or future periods.

Litigation

During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs in the action. As described below, the Company is currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to the Company’s acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of a significantly less amount. On July 29, 2002, the United States District Court for the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of any damages. It is not known when the Court will make a finding with respect to damages.

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

Tax Contingencies

In connection with the merger with the former Corrections Corporation of America (“Old CCA”), on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service (“IRS”) has completed field audits of Old CCA’s federal tax returns for the taxable year ended December 31, 1998, and has also completed auditing the Company’s federal tax return for the taxable year ended December 31, 2000. In addition, the IRS has recently commenced an audit of the Company’s federal tax return for the taxable year ended December 31, 2001.

The Company is continuing to appeal the IRS’s findings with respect to the IRS’s audit of Old CCA’s 1998 federal income tax return. The Company does not currently expect, however, that the resolution of the 1998 audit will have a material adverse effect on the Company’s liquidity or results of operations.

In connection with the IRS’s audit of the Company’s 2000 federal income tax return, the IRS has proposed to require the Company to accrue rent and interest income related to certain lease and loan agreements with Operating Company, which was forgiven in September 2000 when Operating Company was unable to pay such amounts due. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after the Company seeks all available remedies, the IRS prevails, the Company would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate the Company’s net operating loss carryforward. The Company believes that it has meritorious defenses of its positions and has not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against the Company.

Because the audit of the Company’s federal tax return for the taxable year ended December 31, 2001 has only recently commenced, it is too early to predict the outcome of such audit.

State Portion of Stockholder Litigation Settlement

During the first quarter of 2001, the Company obtained final court approval of the settlements of outstanding consolidated federal and state class action and derivative stockholder lawsuits brought against the Company and certain of its former directors and executive officers. During 2001 the Company paid the settlement proceeds to the federal court plaintiffs and to plaintiffs’ counsel in the actions.

While the state court portion of the stockholder litigation settlement has been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance during the second quarter of 2003 of approximately 0.3 million additional shares of the Company’s common stock and a $2.9 million subordinated promissory note, which may be extinguished if the average closing price of the Company’s common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent the Company’s common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, the Company will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since the Company has reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation on the accompanying consolidated balance sheet as of March 31, 2003, the issuance of the note is currently expected to have a favorable impact on the Company’s consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in the Company’s stock price. However the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined.

Guarantees

Hardeman County Correctional Facilities Corporation (“HCCFC”) is a nonprofit, mutual benefit corporation organized under the Tennessee Nonprofit Corporation Act on November 17, 1995 to purchase, construct, improve, equip, finance, own and manage a detention facility located in Hardeman County, Tennessee. HCCFC was created as an instrumentality of Hardeman County to implement the County’s incarceration agreement with the State of Tennessee to house certain inmates.

During 1997, HCCFC issued $72.7 million of revenue bonds, which were primarily used for the construction of a 2,016-bed medium security correctional facility. In addition, HCCFC entered into a construction and management agreement with the Company in order to assure the timely and coordinated acquisition, construction, development, marketing and operation of the correctional facility.

HCCFC leases the correctional facility to Hardeman County in exchange for all revenue from the operation of the facility. HCCFC has, in turn, entered into a management agreement with the Company for the correctional facility.

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $61.4 million at March 31,

2003 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At March 31, 2003, the outstanding principal balance of the bonds exceeded the purchase price option by $13.1 million. The Company also maintains a restricted cash account of approximately $7.1 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

9.	INCOME TAXES

The Company generated an income tax benefit of approximately $0.2 million and $32.8 million for the three months ended March 31, 2003 and 2002, respectively. The income tax benefit during the three months ended March 31, 2002, primarily resulted from the Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002. Among other changes, the tax law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of March 31, 2003, the Company’s gross deferred tax assets totaled approximately $96.7 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of March 31, 2003, the Company has provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

The Company’s assessment of the valuation allowance could change in the future based upon the Company’s actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for the Company’s deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

The use of the Company’s current net operating loss carryforwards, which could be used to offset future taxable income, may be subject to annual limitations under the Internal Revenue Code as a result of the recapitalization transactions discussed in Note 12, or otherwise. Any such limitations in the future could require the Company to pay federal income taxes, resulting in an income tax provision to the extent paid.

10.	SEGMENT REPORTING

As of March 31, 2003, the Company owned and managed 38 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2002 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	For the Three Months Ended
	March 31,

	2003	2002

Revenue:
Owned and managed	$176,336	$152,285
Managed-only	68,586	67,314

Total management revenue	244,922	219,599

Operating expenses:
Owned and managed	124,798	115,513
Managed-only	56,081	55,295

Total operating expenses	180,879	170,808

Facility contribution:
Owned and managed	51,538	36,772
Managed-only	12,505	12,019

Total facility contribution	64,043	48,791

Other revenue (expense):
Rental and other revenue	5,382	4,828
Other operating expense	(4,628)	(4,536)
General and administrative	(9,537)	(7,191)
Depreciation and amortization	(12,913)	(12,146)

Operating income	$42,347	$29,746

	March 31,	December 31,
	2003	2002

Assets:
Owned and managed	$1,614,428	$1,558,491
Managed-only	78,937	85,099
Corporate and other	212,593	212,414
Discontinued operations	11,772	18,067

Total assets	$1,917,730	$1,874,071

11.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three months ended March 31, 2003 and 2002, the Company issued $6.5 million and $2.8 million, respectively, of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date. Additionally, the Company issued approximately 94,000 shares of common stock on January 14, 2002 due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes.

12.	SUBSEQUENT EVENTS

On April 2, 2003, the Company initiated a series of transactions as described below intended to enhance the Company’s capital structure and to provide it with additional financing flexibility.

Common Stock Offering. On May 7, 2003, the Company completed the sale and issuance of 6,400,000 shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of approximately $117.3 million after the estimated payment of costs associated with the issuance. A selling stockholder of the Company also sold 1,200,000 shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1,140,000 shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC on April 2, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time.

Note Offering. Concurrently with the common stock offering, the Company also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes under a separate prospectus supplement to the universal shelf registration. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and will mature on May 1, 2011. The new senior notes are senior unsecured obligations of the Company and are guaranteed by the Company’s domestic subsidiaries.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of the Company’s $40.0 million 10% convertible subordinated notes (and to pay accrued interest on the notes to the date of purchase) concurrently with the common stock and notes offerings and to pay-down a portion of the New Senior Bank Credit facility. The remaining proceeds will be used to purchase shares of the Company’s series B preferred stock that are tendered in the tender offer described below and to redeem shares of the Company’s series A preferred stock, as also described below.

Purchase of Shares of Common Stock Issuable Upon Conversion of the MDP Notes. Pursuant to the terms of an agreement by and among the Company and Income Opportunity Fund I, LLC, Millennium Holdings II LLC and Millennium Holdings III LLC (collectively referred to herein as “MDP”), MDP has converted the $40.0 million aggregate principal amount of the Company’s convertible subordinated notes due 2008 with a stated rate of 10.0% plus contingent interest accrued at 5.5% into 3,362,899 shares of the Company’s common stock and sold such shares to the Company. The aggregate purchase price of the MDP shares, inclusive of accrued interest of $15.5 million, was approximately $81.1 million. As further described in Note 7, these shares were included in the calculation of total diluted shares for the three months ended March 31, 2003 and 2002. The shares purchased from MDP have been cancelled and now constitute authorized but unissued shares of the Company’s common stock under its charter.

Tender Offer for Series B Preferred Stock. On April 2, 2003, the Company announced an offer to purchase up to 90% of its 4.7 million shares of outstanding series B preferred stock. The offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) is $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered will be reported as a preferred stock distribution in the second quarter of 2003. The offer to purchase expired at 12:00 midnight, New York City time, on May 13, 2003. Any shares of series B preferred stock tendered on or before the expiration of the offer to purchase will be purchased by the Company promptly following the expiration of the offer to purchase. At the time of the expiration of the offer to purchase, approximately 3.7 million shares of series B preferred stock were tendered and not withdrawn.

Redemption of Series A Preferred Stock. Immediately following consummation of the common stock and the notes offerings, the Company gave notice to the holders of its outstanding series A preferred stock that 4,000,000 shares of the series A preferred stock will be redeemed at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. There are currently 4,300,000 shares of series A preferred stock outstanding with an aggregate liquidation value of $107.5 million. The redemption will be made pro rata among the holders of such outstanding shares, and is expected to be completed in June 2003.

Payments on and Amendments to New Senior Bank Credit Facility. The Company used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of the New Senior Bank Credit Facility. In connection with the common stock offering and the notes offering, the requisite lenders under the New Senior Bank Credit Facility consented to the issuance of the new senior notes and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 million convertible subordinated notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the offer to purchase.

In connection with the consent, the Company also obtained modification to certain provisions of the New Senior Bank Credit Facility to generally provide the Company with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a possible increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million (subject to the receipt of lender commitments), (ii) increasing the Company’s ability to incur certain indebtedness, (iii) increasing the Company’s permitted annual capital expenditures, and (iv) increasing the Company’s ability to assume indebtedness in connection with, and otherwise complete, acquisitions.

The Company expects to report a charge to other expenses in the statement of operations during the second quarter of 2003 of approximately $3.0 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	tax related risks, particularly with respect to our operation so as to preserve our ability to qualify as a real estate investment trust for the year ended December 31, 1999; and

•	general economic and market conditions.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in risk factors disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2003 (File No. 001-16109) (the “2002 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2002 Form 10-K.

OVERVIEW

The Company

As of March 31, 2003, we owned 41 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of March 31, 2003, we operated 59 facilities, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2002 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts receivable. As of March 31, 2003, accounts receivable included $9.1 million due from the Commonwealth of Puerto Rico, classified as current assets of discontinued operations due to the termination of our contracts to manage three facilities in the Commonwealth of Puerto Rico during the second and third quarters of 2002. In February 2003, we entered into an agreement with the Commonwealth of Puerto Rico regarding the payment and resolution of the balance of the receivable. The agreement specifies payment dates for $11.3 million, of which $4.7 million has been collected, with the balance to be paid during the fourth quarter of 2003 upon reconciliation of invoices presented. We currently expect to collect the balance of the receivable and, therefore, no allowance for doubtful accounts has been established for the accounts receivable balance. However, no assurance can be given as to the timing and ultimate collectibility of the remaining amounts due.

Asset impairments. As of March 31, 2003, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of Correctional Management Services Corporation, referred to herein as Operating Company. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired. This remaining goodwill was established in connection with the acquisitions of Prison Management Services, Inc., or PMSI, and Juvenile and Jail Facility Management Services, Inc., or JJFMSI, both of which were privately-held service companies, referred to herein as the Service Companies, that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to the highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

Income taxes. As of March 31, 2003, we had approximately $96.7 million in gross deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of March 31, 2003, we have provided a valuation allowance to substantially reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recurring operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of March 31, 2003 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of March 31, 2003 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

The IRS has recently completed auditing our federal tax return for the taxable year ended December 31, 2000. The IRS has proposed to require us to accrue rent and interest income related to certain lease and loan agreements with Operating Company, which was forgiven in September 2000 when Operating Company was unable to pay such amounts due. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after we seek all available remedies, the IRS prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe that we have meritorious defenses of our positions. We have not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

Self-funded insurance reserves. As of March 31, 2003, we had approximately $28.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance based on our history of claims experience and time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of March 31, 2003, we had approximately $21.4 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2002 Form 10-K. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. In addition, with lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We have financed, and intend to continue to finance, the working capital and capital expenditure requirements with existing cash balances and net cash provided by operations. We may also sell non-strategic assets and apply the net proceeds to pay-down our outstanding indebtedness.

As of March 31, 2003, our liquidity was provided by cash on hand of approximately $70.0 million and $51.9 million available under a $75.0 million revolving credit facility. During the three months ended March 31, 2003, we generated $40.9 million in cash through operating activities, and as of March 31, 2003, we had net working capital of $80.7 million. We currently expect to be able to meet our cash expenditure requirements for the next year.

Refinancing of Senior Indebtedness

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

Interest on the 9.875% Senior Notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes mature on May 1, 2009. At any time before May 1, 2005, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries.

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

As part of the refinancing, we obtained a new $715.0 million senior secured bank credit facility, referred to herein as the New Senior Bank Credit Facility, which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years, referred to herein as the Revolving Loan, a $75.0 million term loan with a term of approximately four years, referred to herein as the Term Loan A Facility, and a $565.0 million term loan with a term of approximately six years, referred to herein as the Term Loan B Facility. The Term Loan B Facility was expanded by $30.0 million during January of 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the New Senior Bank Credit Facility bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at our option. The applicable margin for the Revolving Loan and the Term Loan A Facility is subject to adjustment based on our leverage ratio. We are also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on our leverage ratio.

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of our equity securities or any equity securities of our subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by us, or any of our subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of our “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year. For the year ended December 31, 2002, excess cash flow, as defined in the New Senior Bank Credit Facility, totaled $0.6 million, of which $0.1 million was paid to the lenders during the first quarter of 2003. The remaining $0.5 million of excess cash flow was included in the balance sheet as restricted cash on March 31, 2003, and was applied to the outstanding balance in April 2003.

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

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of our 12% Senior Notes, we recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing. The extraordinary charge reported in the second quarter of 2002 will be reclassified to operating income from continuing operations.

Recapitalization

On April 2, 2003, we initiated a series of transactions as described below intended to enhance our capital structure and to provide us with additional financing flexibility that we believe will enable us to more effectively execute our business objectives in the future.

Common Stock Offering. On May 7, 2003, we completed the sale and issuance of 6,400,000 shares of common stock at a price of $19.50 per share, resulting in net proceeds of approximately $117.3 million after the estimated payment of costs associated with the issuance. A selling stockholder also sold 1,200,000 shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1,140,000 shares from the selling stockholder. We did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC on April 2, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that we may issue through underwriters or in privately negotiated transactions for cash from time to time.

Note Offering. Concurrently with the common stock offering, we also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes under a separate prospectus supplement to the universal shelf registration. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and will mature on May 1, 2011. The new senior notes are senior unsecured obligations and are guaranteed by our domestic subsidiaries.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of our $40.0 million 10% convertible subordinated notes (and to pay accrued interest on the notes to the date of purchase) concurrently with the common stock and notes offerings and to pay-down a portion of the New Senior Bank Credit Facility. The remaining proceeds will be used to purchase shares of our series B preferred stock that are tendered in the tender offer described below and to redeem shares of our series A preferred stock, as also described below.

Purchase of Shares of Common Stock Issuable Upon Conversion of the MDP Notes. Pursuant to the terms of an agreement by and among Income Opportunity Fund I, LLC, Millennium Holdings II LLC and Millennium Holdings III LLC (collectively referred to herein as “MDP”) and us, MDP has converted the $40.0 million aggregate principal amount of our convertible subordinated notes due 2008 with a stated rate of 10.0% plus contingent interest accrued at 5.5% into 3,362,899 shares of our common stock and sold such shares to us. The aggregate purchase price of the MDP shares, inclusive of accrued interest of $15.5 million, was approximately $81.1 million. As further described in Note 7 to our financial statements for the quarterly period ended March 31, 2003, these shares were included in the calculation of total diluted shares for the three months ended March 31, 2003 and 2002. The shares purchased from MDP have been cancelled and now constitute authorized but unissued shares of our common stock under our charter.

Tender Offer for Series B Preferred Stock. On April 2, 2003, we announced an offer to purchase up to 90% of our 4.7 million shares of outstanding series B preferred stock. The offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) is $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered will be reported as a preferred stock distribution in the second quarter of 2003. The offer to purchase expired at 12:00 midnight, New York City time, on May 13, 2003. Any shares of series B preferred stock tendered on or before the expiration of the offer to purchase will be purchased by us promptly following the expiration of the offer to purchase. At the time of the expiration of the offer to purchase, approximately 3.7 million shares of series B preferred stock were tendered and not withdrawn.

Redemption of Series A Preferred Stock. Immediately following consummation of the common stock and the notes offerings, we gave notice to the holders of our outstanding series A preferred stock that 4,000,000 shares of the series A preferred stock will be redeemed at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. There are currently 4,300,000 shares of series A preferred stock outstanding with an aggregate liquidation value of $107.5 million. The redemption will be made pro rata among the holders of such outstanding shares and is expected to be completed in June 2003.

Payments on and Amendments to New Senior Bank Credit Facility. We used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of the New Senior Bank Credit Facility. In connection with the common stock offering and the notes offering, the requisite lenders under the New Senior Bank Credit Facility consented to the issuance of the new senior notes and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 million convertible subordinated notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the offer to purchase.

In connection with the consent, we also obtained modification to certain provisions of the New Senior Bank Credit Facility to generally provide us with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a possible increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million (subject to the receipt of lender commitments), (ii) increasing our ability to incur certain indebtedness, (iii) increasing our permitted annual capital expenditures, and (iv) increasing our ability to assume indebtedness in connection with, and otherwise complete, acquisitions.

We expect to report a charge to other expenses in the statement of operations during the second quarter of 2003 of approximately $3.0 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility.

On April 3, 2003, Standard & Poor’s upgraded its rating of our senior secured debt to “BB-” from “B+” and our senior unsecured debt to “B” from “B-”.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2003, was $40.9 million, compared with $25.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change and the change in fair value of derivative instruments in 2002. The increase in cash provided by operating activities for the three months ended March 31, 2003 was due to increased occupancy levels and improved margins and due to a reduction in interest expense, primarily resulting from the refinancing of our senior debt completed in May 2002 and due to lower market interest rates.

Investing Activities

Our cash flow used in investing activities was $58.7 million for the three months ended March 31, 2003, and was primarily attributable to capital expenditures during the period of $53.1 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, cash was used to fund restricted cash of $6.2 million for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility and to fund the “excess cash flow” requirement as defined in the New Senior Bank Credit Facility, which was applied to the outstanding balance in April 2003. Our cash flow used in investing activities was $4.3 million for the three months ended March 31, 2002, and was primarily attributable to capital expenditures during the quarter of $3.9 million.

Financing Activities

Our cash flow provided by financing activities was $22.3 million for the three months ended March 31, 2003, compared with cash flow used in financing activities of $15.3 million for the same period in the prior year. During January of 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our New Senior Bank Credit Facility pursuant to an expansion of the Term Loan B Facility. We also paid $5.3 million in scheduled principal repayments during the first quarter of 2003. Additionally, we paid cash dividends of $2.2 million on our series A preferred stock for the fourth quarter of 2002. During the first quarter of 2002, we paid cash dividends of $12.9 million on our series A preferred stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001.

Material Commitments

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2003 (in thousands):

	Payments Due By Year Ended December 31,

	2003 (remainder)	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$18,017	$26,368	$57,134	$22,141	$397,320	$459,642	$980,622
Contingent interest	17,064	—	—	—	—	16,726	33,790
Operating leases	1,117	638	91	—	—	—	1,846

Total Contractual
Cash Obligations	$36,198	$27,006	$57,225	$22,141	$397,320	$476,368	$1,016,258

As the result of a default during 2000 under the terms of our $40.0 million convertible subordinated notes, we were required to pay the holders of the notes contingent interest sufficient to permit the holders to receive a 15.5% rate of return on such notes, retroactive to the date of issuance of the notes. The contingent interest was to be payable upon each of December 31, 2003 and upon repayment of the notes, unless the holders of the notes elected to convert the notes into common stock under the terms of the note purchase agreement or unless the price of our common stock met or exceeded a “target price” as defined in the note purchase agreement. Pursuant to an agreement reached with the holders of the notes, the notes have been converted and accrued contingent interest was paid-off in May 2003 in connection with the aforementioned recapitalization transactions. Accordingly, no future contingent interest will be due in connection with the notes.

We had $23.4 million of letters of credit outstanding at March 31, 2003 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2003 or 2002.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2001	36	28	4	2	70
Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination of the management contracts for facilities in Puerto Rico	—	(3)	—	—	(3)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Termination of the management contract for the Delta Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2002	37	23	3	1	64

Purchase of Crowley County Correctional Facility	1	—	—	—	1
Termination of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Termination of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of March 31, 2003	38	21	3	1	63

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

We generated net income available to common stockholders of $17.4 million, or $0.56 per diluted share, for the three months ended March 31, 2003, compared with a net loss available to common stockholders of $46.3 million, or $1.23 per diluted share, for the three months ended March 31, 2002. Contributing to the net income for the three-month period in 2003, as compared to the same period in the previous year, was an increase in operating income of $12.6 million due to increased occupancy levels and improved margins, and an $11.1 million reduction in net interest expense. The reduction in net interest expense was due to our senior debt refinancing in May 2002 and lower market interest rates. Contributing to the net loss for the three-month period in 2002 was a non-cash charge for the cumulative effect of accounting change for goodwill of $80.3 million, or $2.25 per diluted share, related to the adoption of SFAS 142 during the first quarter of 2002. The cumulative effect of accounting change was partially offset by a cash income tax benefit of $32.2 million during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996. Additionally, the change in the fair value of an interest rate swap, which was terminated during the second quarter of 2002 in connection with the refinancing of our senior debt, resulted in a $3.4 million contribution to net income available to common stockholders during the first quarter of 2002.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2003 and 2002:

	For the Three Months
	Ended March 31,

	2003	2002

Revenue per compensated man-day	$50.78	$49.17
Operating expenses per compensated man-day:
Fixed expense	27.91	28.58
Variable expense	9.59	9.66

Total	37.50	38.24

Operating margin per compensated man-day	$13.28	$10.93

Operating margin	26.1%	22.2%

Average compensated occupancy	91.6%	86.9%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the three months ended March 31, 2003 and 2002, totaled $249.4 million and $223.5 million, respectively. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the BICE, (formerly the Immigration and Naturalization Service, or the INS), remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated approximately 37.2% of our total management revenue for the three months ended March 31, 2003. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term.

Operating expenses totaled $185.5 million and $175.3 million for the three months ended March 31, 2003 and 2002, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three months ended March 31, 2003, salaries and benefits expense increased $6.5 million as compared to the same period in the prior year. However, due to the increase in compensated man-days, actual salaries and benefits per compensated man-day declined $0.46 per compensated man-day during the first quarter of 2003 as compared to the same quarter in the prior year. The increase in salaries and benefits expense was primarily due to the arrival of inmates at the McRae Correctional Facility beginning in December of 2002 and the purchase of the Crowley County Correctional Facility in January of 2003. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We are continuing to develop strategies to reduce our turnover rate, but we can provide no assurance that these strategies will be successful. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the first quarter of 2003 compared with the same period in 2002. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance provides little protection for a deterioration in claims experience or increasing employee medical costs in general. We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims, but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, have increased due to several recent high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

The reduction in variable operating expenses per compensated man-day from $9.66 per compensated man-day during the first quarter of 2002 compared with $9.59 per compensated man-day in 2003 was primarily due to the renegotiation of our contract for food services, for which we decided to outsource at almost all of the facilities we manage. Outsourcing our food services to one vendor for substantially all of the facilities we manage generated opportunities to produce economies of scale. We also achieved reductions in inmate medical expenses primarily due to the renegotiation of our management contract for the Correctional Treatment Facility located in the District of Columbia.

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

	For the Three Months
	Ended March 31,

	2003	2002

Owned and Managed Facilities:
Revenue per compensated man-day	$55.12	$54.69
Operating expenses per compensated man-day:
Fixed expense	29.28	30.52
Variable expense	9.73	10.96

Total	39.01	41.48

Operating margin per compensated man-day	$16.11	$13.21

Operating margin	29.2%	24.1%

Average compensated occupancy	87.1%	80.7%

	For the Three Months
	Ended March 31,

	2003	2002

Managed Only Facilities:
Revenue per compensated man-day	$42.24	$40.03
Operating expenses per compensated man-day:
Fixed expense	25.21	25.36
Variable expense	9.33	7.52

Total	34.54	32.88

Operating margin per compensated man-day	$7.70	$7.15

Operating margin	18.2%	17.9%

Average compensated occupancy	102.0%	99.4%

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December of 2002. Total management and other revenue at this facility was $8.4 million during the three months ended March 31, 2003. As of March 31, 2003 this facility had an actual occupancy of 762 inmates, or approximately 53%, despite generating revenues at the guaranteed 95% rate. We expect operating expenses to increase in future quarters as the actual occupancy increases, which will result in a decrease in operating margins. While no revenue was generated by this facility during the first quarter of 2002, we incurred $0.2 million of operating expenses during the three months ended March 31, 2002.

Results for the first quarter of 2003 were also favorably impacted by the acquisition, on January 17, 2003, of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, we also assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003.

During September 2002, we announced a contract award from the State of Wisconsin to house up to a total of 5,500 medium-security Wisconsin inmates. The new contract replaced an existing contract with the State of Wisconsin effective December 22, 2002. Due to an increase in the Wisconsin inmate population at our 1,440-bed North Fork Correctional Facility and our 1,338-bed Prairie Correctional Facility, partially offset by reductions of Wisconsin inmates at our 1,536-bed Whiteville Correctional Facility and our 600-bed West Tennessee Detention Facility, total management revenue from the State of Wisconsin increased during the three month period ended March 31, 2003 from the comparable period in 2002, by $0.9 million at these facilities.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium-security inmates from the State of Tennessee in the Whiteville Correctional Facility. Total management revenue increased during the three month period ended March 31, 2003 from the comparable period in 2002, by $3.1 million at this facility.

Due to a combination of rate increases and/or an increase in population at five of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,232-bed San Diego Correctional Facility, 910-bed Torrance County Detention Facility, 483-bed Leavenworth Detention Center, and 480-bed Webb County Detention Center, primarily from the BOP, the USMS, and the BICE, total management and other revenue increased during the three month period ended March 31, 2003 from the comparable period in 2002, by $9.6 million at these facilities.

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

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility during October of 2002. However, the State of Mississippi agreed to expand the management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. Total management and other revenue at Delta Correctional Facility was $2.2 million during the three months ended March 31, 2002, while we incurred $2.0 million in operating expenses during the same period.

During July 2002, we renewed our contract with Tulsa County, Oklahoma, for the management of inmates at the David L. Moss Criminal Justice Center. The contract renewal included an increase in the per-diem rate, and also shifted to Tulsa County, the burden of certain utility expenses, resulting in a modest improvement in profitability for the management of this facility during the first quarter of 2003, compared with the same period in the prior year.

Rental revenue

Rental revenue was $0.9 million for both the three months ended March 31, 2003 and 2002. Rental revenue is generated from leasing correctional and detention facilities to governmental agencies and other private operators.

General and administrative expense

For the three months ended March 31, 2003 and 2002, general and administrative expenses totaled $9.5 million and $7.2 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first three months of 2002 primarily due to an increase in salaries and benefits, including incentive compensation, combined with an increase in professional services, during 2003 compared with 2002.

Depreciation and amortization

For the three months ended March 31, 2003 and 2002, depreciation and amortization expense totaled $12.9 million and $12.1 million, respectively. Amortization expense during the three months ended March 31, 2002 is also net of a reduction to amortization expense of $0.8 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. The reduction to amortization expense during the three months ended March 31, 2003 was $0.9 million.

Interest expense, net

Interest expense, net, is reported net of interest income for the three months ended March 31, 2003 and 2002. Gross interest expense was $18.7 million and $30.0 million, respectively, for the three months ended March 31, 2003 and 2002. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the New Senior Bank Credit Facility, the Old Senior Bank Credit Facility, the 9.875% Senior Notes, the 12% Senior Notes, net settlements on certain derivative instruments, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to the comprehensive refinancing of our senior indebtedness completed on May 3, 2002, which decreased the interest rate spread on the New Senior Bank Credit Facility and resulted in the redemption of a significant portion of the 12% Senior Notes. Interest expense also decreased due to the termination of an interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment.

Gross interest income was $1.0 million and $1.1 million, respectively, for three months ended March 31, 2003 and 2002. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Change in fair value of derivative instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of an interest rate swap agreement during the three months ended March 31, 2002. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement. A negative fair value represented the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a non-cash gain of $3.4 million for the change in fair value of the swap agreement for the three months ended March 31, 2002, which includes $0.6 million for amortization of the transition adjustment, or the cumulative reduction in the fair value of the swap from its inception to the date we adopted SFAS 133 on January 1, 2001. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we continued to amortize the unamortized portion of the transition adjustment as a non-cash expense, through December 31, 2002.

The New Senior Bank Credit Facility required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the estimated fair value of the interest rate cap agreement of $4,000 as of March 31, 2003 was included in other assets on the consolidated balance sheet, and the change in the fair value of the interest rate cap agreement of $25,000 during the three months ended March 31, 2003 was reported through other comprehensive income in the statement of stockholders’ equity. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

While the state court portion of the stockholder litigation settlement has been settled, the payment of the settlement proceeds to the state court plaintiffs has not yet been completed; however, the settlement payment is expected to result in the issuance of approximately 0.3 million additional shares of common stock and a $2.9 million subordinated promissory note, which may also be extinguished if the average closing price of our common stock meets or exceeds $16.30 per share for fifteen consecutive trading days following the note’s issuance and prior to its maturity in 2009. Additionally, to the extent our common stock price does not meet the termination price, the note will be reduced by the amount that the shares of common stock issued to the plaintiffs appreciate in value in excess of $4.90 per share, based on the average trading price of the stock following the date of the note’s issuance and prior to the maturity of the note. If the remaining promissory note is issued under the current terms, in accordance with SFAS 133, as amended, we will reflect in earnings the change in the estimated fair value of the written option embedded in the promissory note from quarter to quarter. Since we have reflected the maximum obligation of the contingency associated with the state court portion of the stockholder litigation on the consolidated balance sheet as of March 31, 2003, the issuance of the note is currently expected to have a favorable impact on our consolidated financial position and results of operations initially; thereafter, the financial statement impact will fluctuate based on changes in our stock price. However, the impact cannot be determined until the promissory note is issued and an estimated fair value of the derivative included in the promissory note is determined. The note is currently expected to be issued during the second quarter of 2003.

Income tax expense

We generated an income tax benefit of approximately $0.2 million and $32.8 million for the three months ended March 31, 2003 and 2002, respectively. The income tax benefit during the three months ended March 31, 2002, primarily resulted from the Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002. Among other changes, the tax law extends the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of March 31, 2003, our gross deferred tax assets totaled approximately $96.7 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of March 31, 2003, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recurring operating losses for federal tax purposes.

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

The use of our current net operating loss carryforwards, which could be used to offset future taxable income, may be subject to annual limitations under the Internal Revenue Code as a result of the aforementioned recapitalization transactions or otherwise. Any such limitations in the future could require us to pay federal income taxes, resulting in an income tax provision to the extent paid.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium-security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. Due to the transfer of the operations of these facilities to the Commonwealth of Puerto Rico on May 4, 2002, the operating results of these facilities, net of taxes, are reported as discontinued operations for all periods presented. During the three months ended March 31, 2002, these facilities generated total revenue of $5.6 million and incurred total operating expenses of $4.7 million, respectively. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, the operating results of this facility, net of taxes, are reported as discontinued operations for all periods presented. During the three months ended March 31, 2002, this facility generated total revenue and incurred total operating expenses of $4.9 million and $3.3 million, respectively.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes. This facility generated rental income of $0.2 million during the three months ended March 31, 2002, which is reported as discontinued operations for all periods presented.

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to terminate our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center upon the expiration of a short-term extension to the existing management contract. Upon termination, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida. During the three months ended March 31, 2003 and 2002, the facility generated total revenue of $0.8 million and $1.2 million, respectively, and incurred total operating expenses of $0.7 million and $1.0 million, respectively. Additionally, the termination of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations for all periods presented.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to terminate our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract on March 22, 2003. This termination occurred on March 22, 2003. During the three months ended March 31, 2003 and 2002, the facility generated total revenue of $4.6 million and $5.0 million, respectively, and incurred total operating expenses of $5.3 million and $4.6 million, respectively. Additionally, the termination of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations for all periods presented.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145. SFAS

145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

During the second quarter of 2002, prior to the required adoption of SFAS 145, we reported an extraordinary charge of approximately $36.7 million associated with the refinancing of our senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. We adopted SFAS 145 on January 1, 2003. Accordingly, in the second quarter of 2003, the extraordinary charge reported in the second quarter of 2002 will be reclassified to operating income from continuing operations, as required by SFAS 145.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which requires the consolidation of variable interest entities. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if we expect to consolidate any variable interest entities. We are currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our New Senior Bank Credit Facility. The interest on the New Senior Bank Credit Facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the New Senior Bank Credit Facility was 100 basis points higher or lower during the three months ended March 31, 2003, our interest expense would have been increased or decreased by approximately $1.6 million, including the effects of our interest rate cap agreement discussed below.

As of March 31, 2003, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $10.8 million of senior notes with a fixed interest rate of 12.0%, $40.0 million of convertible subordinated notes with a fixed interest rate of 10.0%, $30.0 million of convertible subordinated notes with a fixed interest rate of 8.0%, $107.5 million of series A preferred stock with a fixed dividend rate of 8.0% and $114.3 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At March 31, 2003, the receivables due to us and denominated in British pounds totaled 4.4 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.7 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 4.         CONTROLS AND PROCEDURES.

As of May 12, 2003, an evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to May 12, 2003.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

See Note 8 to the financial statements included in Part I.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Note 12 to the financial statements included in Part I.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.        OTHER INFORMATION.

Regulation FD Disclosure.

As previously disclosed by the Company, the Company has posted certain supplemental information and data with respect to the Company’s financial and operating results for the first quarter of 2003 on its website at www.correctionscorp.com under “Investor.” The information provided on the Company’s website is referred to herein pursuant to Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, unless the Company specifically incorporates it by reference in a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934. By referring to this information, the Company makes no admission as to the materiality of any information that is required to be disclosed solely by reason of Regulation FD or that the information includes material investor information which was not previously publicly available.

The information provided on the Company’s website is summary information that is intended to be considered in the context of its SEC filings and other public announcements it makes, by press release or otherwise, from time to time. The Company undertakes no duty or obligation to publicly update or revise the information contained therein, although it may do so from time to time as it believes is warranted. Any such updating may be made through the filing of other reports or documents with the SEC, through press releases or through other public disclosure.

Audit Committee Matters.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. The non-audit services, as defined by the SEC, approved by the Audit Committee in the first quarter of 2003 are listed below. Each of the services has been subject to the pre-approval of the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

During the first quarter of 2003, the Audit Committee approved new or recurring engagements of Ernst & Young for the following audit and audit-related services, as defined by the SEC: (1) fees associated with a review of the Company’s financial statements for the first quarter of 2003; (2) audits of the Company’s operations in the Commonwealth of Puerto Rico as a statutory requirement; and (3) assistance with filing certain registration statements with the SEC. The Audit Committee did not approve any non-audit services during the first quarter of 2003.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Description of Exhibits

4.1	Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K. (SEC File no. 001-16109), filed with the SEC on May 7, 2003.)

4.2	Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011, with form of note attached (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File no. 001-16109) filed with the SEC on May 7, 2003).

10.1	Securities Purchase Agreement by and among the Company, Income Opportunity Fund I, LLC, Millennium Holdings II LLC and Millennium III LLC, dated March 28, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (SEC Reg. no. 333-104240) filed with the SEC on April 2, 2003).

10.2	Amendment to Note Purchase Agreement and Note by and between the Company and PMI Mezzanine Fund, L.P., dated April 28, 2003 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (SEC Reg. no. 333-104240) filed with the SEC on April 28, 2003).

10.3	Form of Amendment No. 2 to Registration Rights Agreement by and between the Company and PMI Mezzanine Fund, L.P. (incorporated by reference to

Exhibit
Number	Description of Exhibits

Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (SEC Reg. no. 333-104240) filed with the SEC on April 28, 2003).

10.4	Second Amendment and Waiver to Third Amended and Restated Credit Agreement, dated as of April 28, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders, with related Consent of Guarantors attached thereto (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (SEC Reg. no. 333-104240) filed with the SEC on April 28, 2003).

10.5	Agreement of Sale and Purchase, dated as of November 21, 2002, (as amended) by and between the Company and certain subsidiaries of Reckson Associates Realty Corporation, and related Designation of Affiliate letter by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File no. 001-16109) filed with the SEC on January 21, 2003).

99.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed with the SEC during the period January 1, 2003 through March 31, 2003:

(1)	Filed January 22, 2003 (earliest event January 17, 2003) reporting in Item 5., the purchase of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado.

(2)	Filed February 12, 2003 (earliest event February 12, 2003) reporting in Item 9. and Item 12., the issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2002.

(3)	Filed February 14, 2003 (earliest event February 13, 2003) reporting in Item 5., the completion of an exchange offer for our 9.875% Senior Notes due 2009.

(4)	Filed March 20, 2003 (earliest event March 20, 2003) reporting in Item 9., the posting on our website of slides used by our representatives in a presentation to a conference for securities analysts and institutional investors.

The following reports on Form 8-K were filed with the SEC subsequent to March 31, 2003:

(1)	Filed April 2, 2003 (earliest event April 2, 2003) reporting in Item 9., the issuance of press releases announcing the commencement of a tender offer to purchase for cash up to 4,204,947 shares of our series B preferred stock for $26.00 per share; the intention to make a public offering of common stock and new senior notes due 2011; revised first quarter and full year guidance and the intention to reduce amounts outstanding under the term loan portion of our senior secured credit facility.

(2)	Filed May 2, 2003 (earliest event May 2, 2003) reporting in Item 9., the issuance of press releases announcing the commencement of an offering of 6,400,000 shares of common stock for $19.50 per share and $250.0 million of 7.5% senior notes due 2011.

(3)	Filed May 5, 2003 (earliest event May 5, 2003) reporting in Item 9., the issuance of a press release announcing that the over-allotment option to purchase up to 1,140,000 additional shares of common stock from a selling stockholder has been exercised in full.

(4)	Filed May 7, 2003 (earliest event May 7, 2003) reporting in Item 5. and Item 9., the issuance of a press release announcing the closing of the public offering of common stock; the closing of the new senior notes due 2011; and the satisfaction of the financing condition to the tender offer to purchase shares of our series B preferred stock.

(5)	Filed May 8, 2003 (earliest event May 8, 2003) reporting in Item 9. and Item 12., the issuance of a press release announcing our financial results for the first quarter ended March 31, 2003.

(6)	Filed May 13, 2003 (earliest event May 12, 2003) reporting in Item 5. the issuance of a press release confirming our philosophy and intentions with respect to certain equity compensation matters in connection with our solicitation of proxies for our 2003 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date:	May 14, 2003
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

/s/ Irving E. Lingo, Jr. Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer