Form 10-Q
period 2003-06-30
CORRECTIONS CORP OF AMERICA
filed 2003-08-12
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-16109

CORRECTIONS CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE	37215
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each class of common stock as of August 1, 2003:

35,021,877 shares of Common Stock, $0.01 par value per share.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$70,464	$65,406
Restricted cash	13,186	7,363
Accounts receivable, net of allowance of $1,310 and $1,344, respectively	132,753	119,197
Income tax receivable	60	32,499
Prepaid expenses and other current assets	9,206	12,299
Current assets of discontinued operations	1,158	17,583

Total current assets	226,827	254,347
Property and equipment, net	1,584,825	1,551,781
Investment in direct financing lease	18,057	18,346
Goodwill	20,294	20,902
Other assets	32,636	28,211
Non-current assets of discontinued operations	—	484

Total assets	$1,882,639	$1,874,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$131,730	$151,516
Income tax payable	3,547	3,685
Distributions payable	150	5,330
Current portion of long-term debt	5,377	23,054
Current liabilities of discontinued operations	1,670	2,381

Total current liabilities	142,474	185,966
Long-term debt, net of current portion	1,043,780	932,905
Other liabilities	22,075	21,202

Total liabilities	1,208,329	1,140,073

Commitments and contingencies
Preferred stock — $0.01 par value; 50,000 shares authorized:
Series A — 300 and 4,300 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively; stated at liquidation preference of $25.00 per share	7,500	107,500
Series B — 938 and 4,408 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively; stated at liquidation preference of $24.46 per share	22,933	107,831
Common stock — $0.01 par value; 80,000 shares authorized; 35,016 and 27,986 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	350	280
Additional paid-in capital	1,439,347	1,343,066
Deferred compensation	(2,323)	(1,604)
Retained deficit	(792,549)	(822,111)
Accumulated other comprehensive loss	(948)	(964)

Total stockholders’ equity	674,310	733,998

Total liabilities and stockholders’ equity	$1,882,639	$1,874,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUE:
Management and other	$253,213	$230,907	$502,594	$454,387
Rental	929	950	1,852	1,897

	254,142	231,857	504,446	456,284

EXPENSES:
Operating	190,294	178,646	375,801	353,990
General and administrative	10,010	8,344	19,547	15,535
Depreciation and amortization	13,036	12,479	25,949	24,625

	213,340	199,469	421,297	394,150

OPERATING INCOME	40,802	32,388	83,149	62,134

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	(46)	90	44	(27)
Interest expense, net	19,659	22,532	37,381	51,418
Costs associated with debt refinancing and recapitalization transactions	4,135	36,670	4,135	36,670
Change in fair value of derivative instruments	(2,900)	(51)	(2,900)	(3,462)
(Gain) loss on disposal of assets	1	54	(15)	51
Unrealized foreign currency transaction gain	(277)	(422)	(150)	(327)

	20,572	58,873	38,495	84,323

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	20,230	(26,485)	44,654	(22,189)
Income tax benefit	—	119	170	32,888

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	20,230	(26,366)	44,824	10,699
Income (loss) from discontinued operations, net of taxes	—	176	(1,692)	2,135
Cumulative effect of accounting change	—	—	—	(80,276)

NET INCOME (LOSS)	20,230	(26,190)	43,132	(67,442)
Distributions to preferred stockholders	(8,090)	(5,205)	(13,570)	(10,282)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$12,140	$(31,395)	$29,562	$(77,724)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.38	$(1.15)	$1.05	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.06)	0.08
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.38	$(1.14)	$0.99	$(2.81)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.34	$(1.15)	$0.94	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.05)	0.08
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.34	$(1.14)	$0.89	$(2.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,132	$(67,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,023	27,257
Amortization of debt issuance costs and other non-cash interest	3,618	9,123
Costs associated with debt refinancing and recapitalization transactions	4,135	36,670
Cumulative effect of accounting change	—	80,276
Deferred and other non-cash income taxes	—	(964)
Equity in (earnings) loss of joint venture	44	(27)
Gain on disposal of assets	(10)	(40)
Change in fair value of derivative instruments	(2,900)	(3,462)
Unrealized foreign currency transaction gain	(150)	(327)
Other non-cash items	1,343	1,333
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	5,473	5,866
Income tax receivable	32,439	—
Accounts payable, accrued expenses and other liabilities	(13,627)	(6,329)
Income tax payable	(138)	(3,339)

Net cash provided by operating activities	100,382	78,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(47,912)	(111)
Expenditures for other capital improvements	(12,920)	(6,694)
Increase in restricted cash	(5,823)	(137)
Proceeds from sale of assets	21	4,563
Increase in other assets	(336)	(1,502)
Payments received on direct financing lease and notes receivable receivable	701	292

Net cash used in investing activities	(66,269)	(3,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	280,000	890,000
Scheduled principal payments	(6,617)	(7,387)
Other principal payments	(140,185)	(878,938)
Payment of debt issuance and other refinancing and related costs	(10,824)	(34,956)
Proceeds from issuance of common stock	124,800	—
Stock issuance costs	(7,787)	(21)
Proceeds from exercise of stock options and warrants	829	149
Purchase and retirement of common stock	(65,622)	—
Purchase and redemption of preferred stock	(191,984)	(354)
Payment of dividends	(11,665)	(15,174)
Payment to terminate interest rate swap agreement	—	(8,847)

Net cash used in financing activities	(29,055)	(55,528)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,058	19,478
CASH AND CASH EQUIVALENTS, beginning of period	65,406	46,307

CASH AND CASH EQUIVALENTS, end of period	$70,464	$65,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$45,703	$39,074

Income taxes	$1,501	$4,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total

Balance as of December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income:
Net income	—	—	—	—	—	43,132	—	43,132
Change in fair value of interest rate cap	—	—	—	—	—	—	16	16

Total comprehensive income	—	—	—	—	—	43,132	16	43,148

Distributions to preferred stockholders	—	7,086	—	—	—	(13,570)	—	(6,484)
Issuance of common stock, net	—	—	64	116,965	—	—	—	117,029
Retirement of series B preferred stock	—	(347)	—	—	—	—	—	(347)
Redemption of preferred stock	(100,000)	(91,637)	—	—	—	—	—	(191,637)
Conversion of subordinated notes	—	—	34	39,512	—	—	—	39,546
Repurchase of common stock	—	—	(34)	(65,588)	—	—	—	(65,622)
Warrants exercised	—	—	1	—	—	—	—	1
State stockholder litigation settlement	—	—	3	3,051	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	—	—	—	(17)	813	—	—	796
Restricted stock grant	—	—	1	1,531	(1,532)	—	—	—
Stock options exercised	—	—	1	827	—	—	—	828

Balance as of June 30, 2003	$7,500	$22,933	$350	$1,439,347	$(2,323)	$(792,549)	$(948)	$674,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED AND AMOUNTS IN THOUSANDS)

								Accumulated
	Series A	Series B		Additional				Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Stock	Income (Loss)	Total

Balance as of December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,442)	—	—	(67,442)
Change in fair value of interest rate cap	—	—	—	—	—	—	—	(449)	(449)
Amortization of transition adjustment	—	—	—	—	—	—	—	1,255	1,255

Total comprehensive income (loss)	—	—	—	—	—	(67,442)	—	806	(66,636)

Distributions to preferred stockholders	—	5,756	—	—	—	(10,282)	—	—	(4,526)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(124)	977	—	—	—	686
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	149	—	—	—	—	149
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

Balance as of June 30, 2002	$107,500	$101,753	$280	$1,342,881	$(2,176)	$(870,960)	$—	$(1,705)	$677,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.	ORGANIZATION AND OPERATIONS

As of June 30, 2003, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is not yet in operation. As of June 30, 2003, the Company operated 59 facilities with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

The Company’s website address is www.correctionscorp.com. Please note that the Company’s address is provided as an inactive textual reference only. The Company makes its Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2002 (the “2002 Form 10-K”) and in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2003 (the “July 2003 Form 8-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards

No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter, in connection with the annual budgeting process.

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

As a result of the expiration, during the first quarter of 2003, of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described in Note 7, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively. These charges are included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the six months ended June 30, 2003.

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(803)	$1,149	$(1,020)
Customer list	561	—	561	—
Contract values established in connection with certain business combinations	(35,688)	14,626	(38,049)	16,281

Total	$(34,254)	$13,823	$(36,339)	$15,261

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2003 and 2002 was $1.0 million and $0.7 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2003 and 2002 was $1.9 million and $1.3 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

2003 (remainder)	$(1,796)
2004	(3,494)
2005	(4,332)
2006	(4,661)
2007	(4,661)
2008	(4,661)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

As further described in Note 8, during the second quarter of 2002, prior to the required adoption of SFAS 145, the Company reported an extraordinary charge of approximately $36.7 million associated with the refinancing of the Company’s senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on January 1, 2003. Accordingly, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations in the accompanying statements of operations for the three and six months ended June 30, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirements to consolidate any additional material entities as a result of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. Otherwise SFAS 150 will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial statements.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

At June 30, 2003, the Company had equity incentive plans, which are described more fully in the 2002 Form 10-K (and the information incorporated therein by reference) and the July 2003 Form 8-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except		(in thousands, except
	per share data)		per share data)
As Reported:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock
distributions	$12,140	$(31,571)	$31,254	$417
Income (loss) from discontinued operations, net of taxes	—	176	(1,692)	2,135
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$12,140	$(31,395)	$29,562	$(77,724)

Pro Forma:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$10,168	$(33,036)	$27,816	$(2,144)
Income (loss) from discontinued operations, net of taxes	—	176	(1,692)	2,135
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$10,168	$(32,860)	$26,124	$(80,285)

As Reported:
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.38	$(1.15)	$1.05	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.06)	0.08
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.38	$(1.14)	$0.99	$(2.81)

As Reported:
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.34	$(1.15)	$0.94	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.05)	0.08
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.34	$(1.14)	$0.89	$(2.69)

Pro Forma:
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.32	$(1.20)	$0.94	$(0.08)
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.06)	0.08
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.32	$(1.19)	$0.88	$(2.90)

Pro Forma:
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.29	$(1.20)	$0.84	$(0.08)
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.05)	0.08
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.29	$(1.19)	$0.79	$(2.90)

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

During the first quarter of 2003, the Company issued 91,500 shares of restricted common stock, which were valued at $1.5 million on the date of the award. The restricted shares of common stock were granted to certain of the Company’s wardens. The shares vest all at one time in February 2006. During the three and six months ended June 30, 2003, the Company expensed $0.1 million and $0.2 million, respectively, relating to the restricted common stock.

6.	FACILITY OPERATIONS

On January 17, 2003, the Company purchased the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of approximately $47.5 million. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, the Company also assumed a management contract with the State of Colorado and entered into a new contract with the State of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its New Senior Bank Credit Facility, as defined in Note 8, pursuant to an expansion of the Term Loan B Facility, as also defined in Note 8, with the balance of the purchase price satisfied with cash on hand.

In June 2003, the Company secured a management contract with the State of Alabama to house up to 1,440 medium security inmates in its Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi. The facility began receiving inmates in July 2003. The contract is intended to be short-term in nature while Alabama prepares a longer term Request for Proposal for this inmate population. Given the expected short-term nature of the contract, the Company does not expect the contract to have a material impact on its financial statements. Prior to receiving inmates from the State of Alabama, the Tallahatchie County Correctional Facility was substantially idle.

Also in June 2003, the Company announced that during the third quarter of 2003, it would transfer all of the Wisconsin inmates currently housed at its 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to its 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. The Diamondback Correctional Facility currently houses inmate populations for the states of Oklahoma and Hawaii. The inmate transfers will bring the Diamondback Correctional Facility close to full capacity.

Upon completion of the inmate transfers, North Fork Correctional Facility will close for an indefinite period of time, resulting in the termination of approximately 225 employees at the North Fork Correctional Facility, some of which will be transferred to other correctional facilities managed by the Company, including its Tallahatchie County Correctional Facility. The Company currently expects the operational consolidations to have no material impact on its 2003 financial statements. However, long-term, the consolidation will result in certain operational efficiencies. In addition, the Company is currently pursuing new management contracts and other opportunities to take advantage of the beds that will become available at the North Fork Correctional Facility, but can provide no assurance that it will be successful in doing so.

7.	DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, however, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. SFAS 144 also broadens the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, would result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

The results of operations, net of taxes, and the assets and liabilities of three correctional facilities and three juvenile facilities, one of which was owned by the Company and operated by an independent third party operator, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.

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

During the fourth quarter of 2001, the Company obtained an extension of its management contract with the Commonwealth of Puerto Rico for the operation of the Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, the Company received notice from the Commonwealth of Puerto Rico terminating the Company’s contract to manage this facility. As a result of the termination of the management contract for the Guayama Correctional Center, which occurred on August 6, 2002, operation of the facility was transferred to the Commonwealth of Puerto Rico.

On June 28, 2002, the Company sold its interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility was leased to a third party pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes.

During the fourth quarter of 2002, the Company was notified by the State of Florida of its intention to not renew the Company’s contract to manage the Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida.

On March 18, 2003, the Company was notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew the Company’s contract to manage the Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract. The Company terminated its operation of the facility on March 22, 2003 in connection with the expiration of the contract.

The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2003 and 2002 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUE:
Managed-only	$—	$13,788	$5,366	$30,367
Rental	—	180	—	360

	—	13,968	5,366	30,727

EXPENSES:
Managed-only	—	12,218	5,979	25,796
Depreciation and amortization	—	2,320	1,074	2,632

	—	14,538	7,053	28,428

OPERATING INCOME (LOSS)	—	(570)	(1,687)	2,299

OTHER INCOME (EXPENSE):
Interest income	—	94	—	220
Gain (loss) on sale of assets	—	91	(5)	91

	—	185	(5)	311

INCOME (LOSS) BEFORE INCOME TAXES	—	(385)	(1,692)	2,610
Income tax (expense) benefit	—	561	—	(475)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$176	$(1,692)	$2,135

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2003	December 31, 2002

ASSETS
Accounts receivable	$1,158	$17,447
Prepaid expenses and other current assets	—	136

Total current assets	1,158	17,583
Property and equipment, net	—	484

Total assets	$1,158	$18,067

LIABILITIES
Accounts payable and accrued expenses	$750	$1,461
Income tax payable	920	920

Total current liabilities	$1,670	$2,381

8.	DEBT

Debt outstanding as of June 30, 2003 and December 31, 2002 consists of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Senior Bank Credit Facility:
Term Loan A Facility, with quarterly principal payments of varying amounts with unpaid balance originally due March 31, 2006; prior to repayment in May 2003 in connection with the recapitalization described below, interest was payable periodically at variable interest rates	$—	$63,750
Term Loan B Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 4.72% at June 30, 2003. (As described in Note 14, these terms were amended subsequent to June 30, 2003.)	515,336	560,763
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%	250,000	—
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%	250,000	250,000
12.0% Senior Notes, principal due at maturity in June 2006; interest payable semi-annually in June and December at 12.0%	3,245	10,795
10.0% Convertible Subordinated Notes, principal due at maturity in December 2008; interest payable semi-annually in June and December at 10.0%. In addition, contingent interest accrued at 5.5% and was payable upon each of December 31, 2003 and repayment of the notes. These notes were converted into shares of the Company’s common stock and the contingent interest was paid in connection with the recapitalization further described below	—	40,000
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in February 2005; interest payable quarterly at 4.0% (decreased from 8.0% in May 2003, as further described below)	30,000	30,000
Other	576	651

	1,049,157	955,959
Less: Current portion of long-term debt	(5,377)	(23,054)

	$1,043,780	$932,905

Senior Indebtedness

On May 3, 2002, the Company completed a comprehensive refinancing (the “Refinancing”) of its senior indebtedness through the refinancing of its then existing senior bank credit facility (the “Old Senior Bank Credit Facility”) and the offering of $250.0 million aggregate principal amount of its 9.875% unsecured senior notes due 2009 (the “9.875% Senior Notes”) in a private placement to a group of initial purchasers. The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses. On February 13, 2003, the Company completed an exchange offer with respect to the 9.875% Senior Notes pursuant to which all $250.0 million aggregate principal amounts of the notes issued in May 2002 were exchanged for identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

New Senior Bank Credit Facility. As part of the Refinancing, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced the Old Senior Bank Credit Facility. The New Senior Bank Credit Facility was amended subsequent to June 30, 2003, as further described in Note 14. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). The Term Loan A Facility was repaid during May 2003, with proceeds from the common stock and notes offerings described below, as well as with cash on hand. As described in Note 6, the Term Loan B Facility was expanded by $30.0 million during January 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the New Senior Bank Credit Facility bear interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Revolving Loan, which currently has no amounts outstanding, is available for working capital and general corporate needs. Additionally, the Revolving Loan was expanded to $110.0 million (subject to the receipt of lender commitments) in connection with the recapitalization transactions, as further described below.

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, the Company is required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of equity securities by the Company or any of the Company’s subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by the Company, or any of the Company’s subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of the Company’s “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year. For the year ended December 31, 2002, excess cash flow, as defined in the New Senior Bank Credit Facility, of $0.6 million was used to pay-down the New Senior Bank Credit Facility in 2003. As further described in Note 14, an amendment to the New Senior Bank Credit Facility obtained subsequent to quarter end removed the provision to require the Company to prepay amounts outstanding under the facility in amounts equal to 50% of the Company’s “excess cash flow.”

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

As further described in Note 14, the New Senior Bank Credit Facility was amended in August 2003.

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

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of the Company’s 12% Senior Notes, the Company recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the Refinancing. As discussed in Note 4, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations, as required by SFAS 145.

In June 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of approximately $7.6 million principal amount of the notes tendered their notes to the Company at a price of 120% of par, resulting in a charge of approximately $1.5 million during the second quarter of 2003. As of June 30, 2003, approximately $3.2 million of the 12% Senior Notes remained outstanding. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer to purchase, reducing the remaining amount of 12% Senior Notes outstanding to $3.1 million. In connection with the June 2003 tender offer for the notes, the Company received sufficient consents and further amended the indenture governing the 12% Senior Notes to remove certain restrictions related to the defeasance of the notes and the solicitation of consents to waive or amend the terms of the indenture.

During August 2003, pursuant to the indenture relating to the 12% Senior Notes, the Company legally defeased the remaining outstanding 12% Senior Notes by depositing with a trustee an amount sufficient to pay the principal and interest on such notes through the maturity date in June 2006, and by meeting certain other conditions required under the indenture. Under the terms of the indenture, the 12% Senior Notes were deemed to have been repaid in full. As a result, the Company expects to report a charge of approximately $1.0 million during the third quarter of 2003 associated with the relief of its obligation.

$40 Million Convertible Subordinated Notes

Prior to their conversion discussed below, an aggregate of $40.0 million of 10% convertible subordinated notes of the Company were due December 31, 2008 (the “40.0 Million Convertible Subordinated Notes”). The conversion price for the notes, which were convertible into shares of the Company’s common stock, had been established at $11.90, subject to adjustment in the future upon the occurrence of certain events. At an adjusted conversion price of $11.90, the $40.0 Million Convertible Subordinated Notes were convertible into 3,362,899 shares of common stock. In connection with the recapitalization transactions described below, during May 2003, Income Opportunity Fund I, LLC, Millennium Holdings II LLC, and Millennium Holdings III LLC, which are collectively referred to herein as MDP, the holders of the notes, converted the entire amount of the notes into shares of the Company’s common stock and subsequently sold such shares to the Company. In addition, the Company paid the outstanding contingent interest balance.

$30 Million Convertible Subordinated Notes

As of June 30, 2003, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007. Prior to the closing of the Company’s notes and common stock offerings in connection with the recapitalization transactions discussed below, these notes accrued interest at 8% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. Effective contemporaneously with the closing of the Company’s notes and common stock offerings, the Company and the holder amended the terms of the notes, reducing the interest rate to 4% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to February 28, 2005 from February 28, 2004. As a result of these modifications, the Company reported a charge of approximately $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes. The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003 as further described in Note 11, the $30.0 million convertible subordinated notes will be convertible into approximately 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

At any time after February 28, 2005, the Company may generally require the holder to convert all or a portion of the notes if the average market price of the Company’s common stock meets or exceeds 150% of the notes’ conversion price for 45 consecutive trading days. The Company may not prepay the indebtedness evidenced by the notes at any time prior to their maturity; provided, however, that in the event of a change of control or other similar event, the notes are subject to mandatory prepayment in full at the option of the holder. The current terms of the Company’s senior indebtedness, however, would prevent such a prepayment.

Recapitalization

On April 2, 2003, the Company initiated a series of transactions as described below intended to enhance the Company’s capital structure and to provide it with additional financing flexibility.

Common Stock Offering. On May 7, 2003, the Company completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of approximately $117.0 million after the payment of estimated costs associated with the issuance. A stockholder of the Company also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.14 million shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time.

Note Offering. Concurrently with the common stock offering, the Company also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes under a separate prospectus supplement to the universal shelf registration. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature on May 1, 2011. The new senior notes are senior unsecured obligations of the Company and are guaranteed by the Company’s domestic subsidiaries. At any time before May 1, 2006, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the new senior notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the new senior notes.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of the Company’s $40.0 Million

Convertible Subordinated Notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in the tender offer described below, to redeem shares of the Company’s series A preferred stock and to pay-down a portion of the New Senior Bank Credit Facility.

Purchase of Shares of Common Stock Issuable Upon Conversion of the $40.0 Million Convertible Subordinated Notes. Pursuant to the terms of an agreement by and among the Company and MDP, immediately following the completion of the common stock and notes offerings, MDP converted the notes into 3,362,899 shares of the Company’s common stock and subsequently sold such shares to the Company. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was approximately $81.1 million. The shares purchased have been cancelled and under the terms of the Company’s charter and Maryland law and now constitute authorized but unissued shares of the Company’s common stock.

Tender Offer for Series B Preferred Stock. Following the completion of the common stock and notes offerings in May 2003, the Company purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003.

Redemption of Series A Preferred Stock. Immediately following consummation of the common stock and the notes offerings, the Company gave notice to the holders of its outstanding series A preferred stock that it would redeem 4.0 million shares of the 4.3 million shares of series A preferred stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.

Payments on and Amendments to New Senior Bank Credit Facility. The Company used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of the New Senior Bank Credit Facility. Further, during May 2003, the Company used cash received from a federal income tax refund to pay-down an additional $32.0 million outstanding under the term loan portions of the New Senior Bank Credit Facility. In connection with the common stock offering and the notes offering, the requisite lenders under the New Senior Bank Credit Facility consented to the issuance of the new senior notes and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 Million Convertible Subordinated Notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the offer to purchase.

In connection with the consent, the Company also obtained modifications to certain provisions of the New Senior Bank Credit Facility to generally provide the Company with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a future increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million at the Company’s request (subject to the receipt of lender commitment at the time of the increase), (ii) increasing the Company’s ability to incur certain indebtedness, (iii)

increasing the Company’s permitted annual capital expenditures, and (iv) increasing the Company’s ability to assume indebtedness in connection with, and otherwise complete, acquisitions. See Note 14 for further description of amendments to the New Senior Bank Credit Facility subsequent to June 30, 2003.

The Company reported a charge for costs associated with the May 2003 debt refinancing and recapitalization transactions in the statement of operations during the second quarter of 2003 of approximately $2.5 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility made with proceeds from the common stock and note offerings. The Company also charged interest expense in the statement of operations during the second quarter of 2003 for approximately $0.5 million for the pro-rata write-off of existing deferred loan costs associated with the elective repayments of the term loan portions of the New Senior Bank Credit Facility made with cash on hand and with the cash received from the federal income tax refund.

9.	EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares issued under the settlement terms of the Company’s stockholder litigation as further discussed below, restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

NUMERATOR
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$12,140	$(31,571)	$31,254	$417
Income (loss) from discontinued operations, net of taxes	—	176	(1,692)	2,135
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$12,140	$(31,395)	$29,562	$(77,724)

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$12,140	$(31,571)	$31,254	$417
Interest expense applicable to convertible notes	391	—	983	—

Diluted income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	12,531	(31,571)	32,237	417
Income (loss) from discontinued operations, net of taxes	—	176	(1,692)	2,135
Cumulative effect of accounting change	—	—	—	(80,276)

Diluted net income (loss) available to common stockholders	$12,531	$(31,395)	$30,545	$(77,724)

DENOMINATOR
Basic:
Weighted average common shares outstanding	31,840	27,659	29,788	27,650

Diluted:
Weighted average common shares outstanding	31,840	27,659	29,788	27,650
Effect of dilutive securities:
Stock options and warrants	934	—	808	646
Stockholder litigation	153	—	231	310
Convertible notes	3,362	—	3,362	—
Restricted stock-based compensation	252	—	232	255

Weighted average shares and assumed conversions	36,541	27,659	34,421	28,861

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30,

	2003	2002	2003	2002

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.38	$(1.15)	$1.05	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.06)	0.08
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.38	$(1.14)	$0.99	$(2.81)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.34	$(1.15)	$0.94	$0.01
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.05)	0.08
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.34	$(1.14)	$0.89	$(2.69)

The Company’s $40.0 Million Convertible Subordinated Notes were convertible into 1.3 million and 2.3 million shares of common stock for the three and six months ended June 30, 2003, respectively, using the if-converted method, for the periods prior to their conversion during the second quarter of 2003. These incremental shares were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2003, as the effect of their inclusion was anti-dilutive.

All of the Company’s convertible subordinated notes were convertible into 6.7 million shares of common stock for both the three and six months ended June 30, 2002, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2002, as the effect of their inclusion was anti-dilutive.

The Company’s restricted stock, stock options, and warrants were convertible into 0.9 million shares for the three months ended June 30, 2002, using the treasury stock method. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2002, as the effect of their inclusion was anti-dilutive.

For the three months ended June 30, 2002, 0.3 million shares of common stock remained contingently issuable under terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2002, as the effect of their inclusion was anti-dilutive. All of these shares were issued during May 2003, as further described in Note 11.

10.	INCOME TAXES

The Company had no net income tax expense or benefit for the three months ended June 30, 2003 and generated an income tax benefit of approximately $0.1 million for the three months ended June 30, 2002, while the Company generated an income tax benefit of approximately $0.2 million and $32.9 million for the six months ended June 30, 2003 and 2002, respectively. The income tax benefit during the six months ended June 30, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002,” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of June 30, 2003, the Company’s net deferred tax assets totaled approximately $101.5 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of June 30, 2003, the Company has provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recent cumulative operating losses for federal tax purposes.

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

The use of the Company’s current net operating loss carryforwards, which could be used to offset future taxable income, may be subject to annual limitations under the Internal Revenue Code as a result of the recapitalization transactions discussed in Note 8, or otherwise. Any such limitations in the future could require the Company to pay federal income taxes, resulting in an income tax provision to the extent paid.

11.	COMMITMENTS AND CONTINGENCIES

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

Tax Contingencies

In connection with the merger with the former Corrections Corporation of America (“Old CCA”), on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service (“IRS”) has completed field audits of Old CCA’s federal tax returns for the taxable year ended December 31, 1998, and has also completed auditing the Company’s federal tax return for the taxable year ended December 31, 2000. In addition, the IRS is currently auditing the Company’s federal payroll tax return for the taxable year ended December 31, 2001.

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

Because the audit of the Company’s federal payroll tax return for the taxable year ended December 31, 2001 has only recently commenced, it is too early to predict the outcome of such audit.

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

On May 16, 2003, approximately 0.3 million shares of the Company’s common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of the Company’s common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The extinguishment of the note in June 2003, resulted in a $2.9 million non-cash gain during the second quarter of 2003.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $60.8 million at June 30, 2003 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At June 30, 2003, the outstanding principal balance of the bonds exceeded the purchase price option by $13.0 million. The Company also maintains a restricted cash account of approximately $7.1 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

12.	SEGMENT REPORTING

As of June 30, 2003, the Company owned and managed 38 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2002 Form 10-K and July 2003 Form 8-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Owned and managed	$179,276	$158,009	$355,612	$310,294
Managed-only	69,317	68,833	137,903	136,147

Total management revenue	248,593	226,842	493,515	446,441

Operating expenses:
Owned and managed	128,717	118,447	253,515	233,960
Managed-only	56,680	55,959	112,761	111,254

Total operating expenses	185,397	174,406	366,276	345,214

Facility contribution:
Owned and managed	50,559	39,562	102,097	76,334
Managed-only	12,637	12,874	25,142	24,893

Total facility contribution	63,196	52,436	127,239	101,227

Other revenue (expense):
Rental and other revenue	5,549	5,015	10,931	9,843
Other operating expense	(4,897)	(4,240)	(9,525)	(8,776)
General and administrative	(10,010)	(8,344)	(19,547)	(15,535)
Depreciation and amortization	(13,036)	(12,479)	(25,949)	(24,625)

Operating income	$40,802	$32,388	$83,149	$62,134

	June 30, 2003	December 31, 2002

Assets:
Owned and managed	$1,607,201	$1,558,491
Managed-only	79,367	85,099
Corporate and other	194,913	212,414
Discontinued operations	1,158	18,067

Total assets	$1,882,639	$1,874,071

13.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six months ended June 30, 2003 and 2002, the Company issued $7.1 million and $5.8 million, respectively, of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date. Also, during the six months ended June 30, 2003, the Company issued 0.3 million shares of common stock in satisfaction of the state portion of the stockholder litigation discussed in Note 11. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by $3.1 million. In addition, the extinguishment of the promissory note, as further described in Note 11, resulted in a non-cash reduction to accounts payable and accrued expenses, with a corresponding increase to the change in fair value of derivative instruments. During the second quarter of 2003, the Company issued approximately 3.4 million shares of common stock due to the conversion of the $40.0 Million Convertible Subordinated Notes by MDP. During the first quarter of 2002, the Company issued approximately 94,000 shares of common stock due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes.

14.	SUBSEQUENT EVENTS

On August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature on May 1, 2011. The notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which will be amortized as a reduction to interest expense over the term of the notes. The new senior notes are senior unsecured obligations of the Company and are guaranteed by the Company’s domestic subsidiaries. Proceeds from the note offering, along with cash on hand, were used to pay-down approximately $240.3 million of the term loan portion of the New Senior Bank Credit facility.

In connection with the prepayment, the Company amended the New Senior Bank Credit Facility to provide: (i) a $125.0 million revolving credit facility (increased from $75.0 million), which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008. The interest rates applicable to the Term Loan B Facility were also reduced to LIBOR + 2.75%. The amendment also eliminated the provision that required the Company to prepay amounts outstanding under the facility in amounts equal to 50% of the Company’s “excess cash flow.” The amended New Senior Bank Credit Facility is secured by liens on a substantial portion of the net book value of the Company’s fixed assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of the Company’s domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. In addition, covenants under the amended facility provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions.

The amendment to the New Senior Bank Credit Facility and related pay-downs with net proceeds from the issuance of the new senior notes is expected to result in a charge to costs associated with refinancing transactions during the third quarter of 2003 of approximately $2.1 million representing the pro-rata write-off of existing deferred loan costs and certain fees paid.

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

OVERVIEW

The Company

As of June 30, 2003, we owned 41 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of June 30, 2003, we operated 59 facilities, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

Our website address is www.correctionscorp.com. Please note that our website address is provided as an inactive textual reference only. We make our Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in the audited financial statements included in our 2002 Form 10-K and in our July 2003 Form 8-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.   As of June 30, 2003, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Income taxes.   As of June 30, 2003, we had approximately $101.5 million in net deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of June 30, 2003, we have provided a valuation allowance to substantially reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, recent cumulative operating losses for federal tax purposes.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of June 30, 2003 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of June 30, 2003 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

The IRS has completed auditing our federal tax return for the taxable year ended December 31, 2000, and has proposed to require us to accrue rent and interest income related to certain lease and loan agreements with Operating Company, which was forgiven in September 2000 when Operating Company was unable to pay such amounts due. This finding is currently being protested with the Appeals Office of the IRS. In the event that, after we seek all available remedies, the IRS prevails, we would be required to pay the IRS in excess of $56.0 million in cash plus penalties and interest. This adjustment would also substantially eliminate our net operating loss carryforward. We believe that we have meritorious defenses of our positions. We have not established a reserve for this matter. However, no assurance can be given that the IRS will not make such an assessment and prevail in any such claim against us.

Self-funded insurance reserves. As of June 30, 2003, we had approximately $30.3 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance based on our history of claims experience and time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of June 30, 2003, we had approximately $15.8 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2002 Form 10-K and July 2003 Form 8-K. In addition, we may incur capital expenditures to expand the design capacity of our facilities in order to retain management contracts, or when the economics of an expansion are compelling. In addition, with lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers. We have financed, and intend to continue to finance, the working capital, capital expenditure requirements and required debt service payments with existing cash balances and net cash provided by operations.

As of June 30, 2003, our liquidity was provided by cash on hand of approximately $70.5 million and $48.1 million available under a $75.0 million revolving credit facility, which may be increased to $110.0 million subject to the receipt of lender commitments. Further, subsequent to quarter-end, we obtained an amendment to our senior bank credit facility, increasing the capacity under the revolving credit facility to $125.0 million (including a $75.0 million subfacility for letters of credit). During the six months ended June 30, 2003, we generated $100.4 million in cash through operating activities, and as of June 30, 2003, we had net working capital of $84.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year.

Refinancing of Senior Indebtedness in 2002

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

As part of the refinancing, we obtained a new $715.0 million senior secured bank credit facility, referred to herein as the New Senior Bank Credit Facility, which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the new facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years, referred to herein as the Revolving Loan, a $75.0 million term loan with a term of approximately four years, referred to herein as the Term Loan A Facility, and a $565.0 million term loan with a term of approximately six years, referred to herein as the Term Loan B Facility. The Term A Loan Facility was repaid during May 2003 with proceeds from the common stock and notes offerings described below, as well as with cash on hand. The Term Loan B Facility was expanded by $30.0 million during January of 2003 in connection with the purchase of the Crowley County Correctional Facility. Prior to obtaining an additional amendment to the New Senior Bank Credit Facility, as further described below, all borrowings under the New Senior Bank Credit Facility bore interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at our option. The applicable margin for the Revolving Loan is subject to adjustment based on our leverage ratio. We are also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on our leverage ratio.

The Revolving Loan, which currently has no amounts outstanding, is available for working capital and general corporate needs. Additionally, the Revolving Loan was expanded to $110.0 million (subject to the receipt of lender commitments) in connection with the recapitalization transactions described below. In connection with the aforementioned amendment obtained in August 2003, as further described below, the capacity under the Revolving Loan was increased to $125.0 million and the interest rate on the Term Loan B Facility was lowered to LIBOR plus 2.75%.

Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, we are required to prepay amounts outstanding under the New Senior Bank Credit Facility in an amount equal to: (i) 50% of the net cash proceeds from any sale or issuance of our equity securities or any equity securities of our subsidiaries, subject to certain exceptions; (ii) 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt), subject to certain exceptions; (iii) 100% of the net cash proceeds from any sale or other disposition by us, or any of our subsidiaries, of any assets, subject to certain exclusions and reinvestment provisions and excluding certain dispositions in the ordinary course of business; and (iv) 50% of our “excess cash flow” (as such term is defined in the New Senior Bank Credit Facility) for each fiscal year. For the year ended December 31, 2002, excess cash flow, as defined in the New Senior Bank Credit Facility, of $0.6 million was used to pay-down the New Senior Bank Credit Facility.

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

Pursuant to the terms of a tender offer and consent solicitation, in connection with the refinancing, in May 2002, we redeemed approximately $89.2 million in aggregate principal amount of our 12%

Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, we received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

In connection with the refinancing completed in May 2002, we also terminated an interest rate swap agreement at a price of approximately $8.8 million. The swap agreement, which fixed LIBOR at 6.51% on outstanding balances of $325.0 million through its expiration on December 31, 2002, had been entered into in order to satisfy a requirement of the Old Senior Bank Credit Facility. In addition, in order to satisfy a requirement of the New Senior Bank Credit Facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. The termination of the swap agreement and the purchase of the cap agreement were funded with cash on hand.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of our 12% Senior Notes, we recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing. The extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations, as required by a new accounting pronouncement, and classified as costs associated with debt refinancing and recapitalization transactions in the statement of operations.

Recapitalization in 2003

On April 2, 2003, we initiated a series of transactions as described below intended to enhance our capital structure and to provide us with additional financing flexibility that we believe will enable us to more effectively execute our business objectives in the future.

Common Stock Offering. On May 7, 2003, we completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds of approximately $117.0 million after the payment of estimated costs associated with the issuance. A stockholder also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.14 million shares from the selling stockholder. We did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that we may issue from time to time.

Note Offering. Concurrently with the common stock offering, we also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes under a separate prospectus supplement to the universal shelf registration. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature on May 1, 2011. The new senior notes are senior unsecured obligations and are guaranteed by our domestic subsidiaries. At any time before May 1, 2006, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the new senior notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the new senior notes.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of our $40.0 million 10% convertible subordinated notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of our series B preferred stock that were tendered in the tender offer described below, to redeem shares of our series A preferred stock and to pay-down a portion of the New Senior Bank Credit Facility.

Purchase of Shares of Common Stock Issuable Upon Conversion of the MDP Notes. Pursuant to the terms of an agreement by and among Income Opportunity Fund I, LLC, Millennium Holdings II LLC and Millennium Holdings III LLC, which are collectively referred to herein as MDP, and us, immediately following the completion of the common stock and notes offerings, MDP converted the $40.0 million aggregate principal amount of our convertible subordinated notes due 2008 with a stated rate of 10.0%, plus contingent interest accrued at 5.5%, into 3,362,899 shares of our common stock and subsequently sold such shares to us. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was approximately $81.1 million. The shares purchased from MDP have been cancelled under the terms of our charter and Maryland law and now constitute authorized but unissued shares of common stock.

Tender Offer for Series B Preferred Stock. Following the completion of the common stock and notes offerings in May 2003, we purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003.

Redemption of Series A Preferred Stock. Immediately following consummation of the common stock and the notes offerings, we gave notice to the holders of our outstanding series A preferred stock that we would redeem 4.0 million shares of the 4.3 million shares of series A preferred stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.

Payments on and Amendments to New Senior Bank Credit Facility. We used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of the New Senior Bank Credit Facility. Further, during May 2003, we used cash received from a federal income tax refund to pay-down an additional $32.0 million outstanding under the term loan portion of the New Senior Bank Credit Facility. In connection with the common stock offering and the notes offering, the requisite lenders under the New Senior Bank Credit Facility consented to the issuance of the new senior notes and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 million convertible subordinated notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the offer to purchase.

In connection with the consent, we also obtained modification to certain provisions of the New

Senior Bank Credit Facility to generally provide us with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a future increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million at our request (subject to the receipt of lender commitments at the time of the increase), (ii) increasing our ability to incur certain indebtedness, (iii) increasing our permitted annual capital expenditures, and (iv) increasing our ability to assume indebtedness in connection with, and otherwise complete, acquisitions.

On April 3, 2003, Standard & Poor’s upgraded its rating of our senior secured debt to “BB-” from “B+” and our senior unsecured debt to “B” from “B-”. On May 14, 2003, Moody’s Investors Service upgraded its rating of our senior secured debt to “Ba3” from “B1,” our senior unsecured debt to “B1” from “B2,” and our preferred stock to “B3” from “Caa1.”

Tender Offer for Remaining 12% Senior Notes

In June 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of approximately $7.6 million principal amount of the notes tendered their notes at a price of 120% of par. As of June 30, 2003, approximately $3.2 million of the 12% Senior Notes remained outstanding. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer to purchase, reducing the remaining amount of 12% Senior Notes outstanding to $3.1 million.

During August 2003, pursuant to the indenture relating to the 12% Senior Notes, we legally defeased the remaining outstanding 12% Senior Notes by depositing with a trustee an amount sufficient to pay the principal and interest on such notes through the maturity date in June 2006, and by meeting certain other conditions required under the indenture. Under the terms of the indenture, the 12% Senior Notes were deemed to have been repaid in full. As a result, we expect to report a charge of approximately $1.0 million during the third quarter of 2003 associated with the relief of our obligation.

New 7.5% Senior Notes

On August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The new senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature May 1, 2011. The notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which will be amortized as a reduction to interest expense over the term of the notes. The new senior notes are senior unsecured obligations of the Company and are guaranteed by the Company’s domestic subsidiaries. Proceeds from the note offering, along with cash on hand, were used to pay-down approximately $240.3 million of the term loan portion of the New Senior Bank Credit facility.

Amendment to New Senior Bank Credit Facility

In connection with the prepayment of the term loan portion of the New Senior Bank Credit Facility with proceeds from the issuance of the new senior notes and with cash on hand, we amended the New Senior Bank Credit Facility. The amendment to the New Senior Bank Credit Facility provides: (i) a $125.0 million revolving credit facility (increased from $75.0 million), which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008. The amended New Senior Bank Credit Facility is secured by liens on a substantial portion of the net book value of our fixed assets

(inclusive of our domestic subsidiaries), and pledges of all of the capital stock of our domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of our domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of our foreign subsidiaries. In addition, the amended Senior Bank Credit Facility provides for a reduction in interest rates on the term portion of the facility to LIBOR + 2.75% from LIBOR + 3.5% and, with respect to covenants, provides greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. The amendment also eliminated the provision that required us to prepay amounts outstanding under the facility in amounts equal to 50% of our “excess cash flow.”

The amendment to the New Senior Bank Credit Facility and related pay-downs with net proceeds from the issuance of the new senior notes is expected to result in a charge to costs associated with refinancing transactions during the third quarter of 2003 of approximately $2.1 million representing the pro-rata write-off of existing deferred loan costs and certain fees paid.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2003, was $100.4 million, compared with $78.6 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002, the change in fair value of derivative instruments, and the charges related to the comprehensive refinancing completed in May 2002 and the recapitalization completed in May 2003, which are reported as financing activities to the extent such charges result from cash payments.

The increase in cash provided by operating activities for the six months ended June 30, 2003 was due to increased occupancy levels and improved margins and due to a reduction in interest expense, primarily resulting from the refinancing of our senior debt completed in May 2002 and due to lower market interest rates. Additionally, we received payment of $13.5 million from the Commonwealth of Puerto Rico as final payment of all outstanding balances, as well as income tax refunds of $33.7 million, which also resulted in an increase in cash provided by operating activities during the six months ended June 30, 2003. These increases were partially offset by the payment of $15.5 million of contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, and which was paid in May 2003 in connection with the recapitalization.

Investing Activities

Our cash flow used in investing activities was $66.3 million for the six months ended June 30, 2003, and was primarily attributable to capital expenditures during the period of $60.8 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility. Our cash flow used in investing activities was $3.6 million for the six months ended June 30, 2002, and was primarily attributable to capital expenditures during the period of $6.8 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million.

Financing Activities

Our cash flow used in financing activities was $29.1 million for the six months ended June 30, 2003. During January 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our New Senior Bank Credit Facility pursuant to an expansion of the Term Loan B Facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the Term A Loan Facility and Term B Loan Facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of the 12% Senior Notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% Senior Notes. We also paid $6.6 million in scheduled principal repayments during the first and second quarters of 2003, and cash dividends of $11.7 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of a tender offer for our series B preferred stock.

Our cash flow used in financing activities was $55.5 million for the six months ended June 30, 2002. Proceeds from the issuance on May 3, 2002 of the 9.875% Senior Notes and the New Senior Bank Credit Facility were largely offset by the repayment of the Old Senior Bank Credit Facility and the redemption of substantially all of the 12% Senior Notes. However, we also paid debt issuance costs of $35.0 million in connection with the refinancing, and an additional $8.8 million to terminate the interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our series A preferred stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our Old Senior Bank Credit Facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our Series A Preferred Stock during the second quarter of 2002.

Material Commitments

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2003 (in thousands):

	Payments Due By Year Ended December 31,

	2003 (remainder)	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$2,687	$5,385	$5,400	$8,607	$378,346	$648,732	$1,049,157
Operating leases	985	638	91	—	—	—	1,714

Total Contractual
Cash Obligations	$3,672	$6,023	$5,491	$8,607	$378,346	$648,732	$1,050,871

We had $26.9 million of letters of credit outstanding at June 30, 2003 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2003 or 2002.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2001	36	28	4	2	70
Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination/expiration of the management contracts for facilities in Puerto Rico	—	(3)	—	—	(3)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Expiration of the management contract for the Delta Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2002	37	23	3	1	64

Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of June 30, 2003	38	21	3	1	63

Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

We generated net income available to common stockholders of $12.1 million, or $0.34 per diluted share, for the three months ended June 30, 2003, compared with a net loss available to common stockholders of $31.4 million, or $1.14 per diluted share, for the three months ended June 30, 2002. Contributing to the net income for the three-month period in 2003, as compared to the same period in the previous year, was an increase in operating income of $8.4 million, from $32.4 million during the second quarter of 2002 to $40.8 million during the second quarter of 2003, due to the commencement of operations at our McRae Correctional Facility in December 2002 and the acquisition of the Crowley County Correctional Facility in January 2003, as well as increased occupancy levels and improved margins. Net income was also favorably impacted by the extinguishment of a promissory note resulting in a non-cash gain of $2.9 million and a reduction in interest expense of $2.8 million, despite a higher average debt balance during the second quarter of 2003 compared with the same period in the prior year. The reduction in net interest expense was primarily due to our senior debt refinancing in May 2002 and lower market interest rates. Contributing to the net loss for the three-month period in 2002 was a charge of $36.7 million related to the comprehensive refinancing completed in May 2002, compared with a charge of $4.1 million during the three-month period in 2003, primarily related to the recapitalization completed in May and June 2003. Net income available to common stockholders for the second quarter of 2003 was negatively impacted by the tender premium associated with the redemption of the series B preferred stock as further discussed herein.

During the six months ended June 30, 2003, we generated net income available to common stockholders of $29.6 million, or $0.89 per diluted share, compared with a net loss available to common stockholders of $77.7 million, or $2.69 per diluted share, for the same period in the previous year. Contributing to the net loss for the six-month period in 2002 was a non-cash charge for the cumulative effect of accounting change of $80.3 million, or $2.78 per diluted share, related to the adoption of SFAS 142, in addition to the aforementioned refinancing charge of $36.7 million during the second quarter of 2002. The cumulative effect of accounting change and the costs of refinancing were partially offset by a cash income tax benefit of $32.2 million during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996 to obtain a refund.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2003 and 2002:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue per compensated man-day	$51.08	$49.45	$50.93	$49.31
Operating expenses per compensated man-day:
Fixed expense	28.40	27.84	28.15	28.20
Variable expense	9.69	10.18	9.65	9.93

Total	38.09	38.02	37.80	38.13

Operating margin per compensated man-day	$12.99	$11.43	$13.13	$11.18

Operating margin	25.4%	23.1%	25.8%	22.7%

Average compensated occupancy	91.1%	88.6%	91.3%	87.7%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the three months ended June 30, 2003 and 2002, totaled $253.2 million and $230.9 million, respectively, while management and other revenue totaled $502.6 million and $454.4 million, respectively, during the six months ended June 30, 2003 and 2002. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the BICE (formerly the Immigration and Naturalization Service, or the INS), remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated approximately 37.6% and 37.4%, respectively, of our total management revenue for the three and six months ended June 30, 2003. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term.

Operating expenses totaled $190.3 million and $178.6 million for the three months ended June 30, 2003 and 2002, respectively, while operating expenses for the six months ended June 30, 2003 and 2002 totaled $375.8 million and $354.0 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three and six months ended June 30, 2003, salaries and benefits expense increased $10.6 million and $17.1 million, respectively, as compared to the same periods in the prior year. The increase in salaries and benefits expense was primarily due to the arrival of inmates at the McRae Correctional Facility beginning in December 2002 and the purchase of the Crowley County Correctional Facility in January 2003. Salaries and benefits per compensated man-day increased $0.82 per compensated man-day during the second quarter of 2003 as compared to the same quarter in the prior year, while salaries and benefits per compensated man-day increased $0.19 per compensated man-day during the six months ended June 30, 2003 as compared to the same period in the prior year. The turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We are continuing to develop strategies to reduce our turnover rate, but we can provide no assurance that these strategies will be successful. In addition, ten of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the three and six months ended June 30, 2003 as compared with the same periods in 2002. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance provides little protection for a deterioration in claims experience or increasing employee medical costs in general. We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims, but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, have increased due to several recent high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

The reduction in variable operating expenses per compensated man-day from $10.18 per compensated man-day during the second quarter of 2002 compared with $9.69 per compensated man-day in 2003 was primarily due to the renegotiation of our contract for food services, for which we decided to outsource at almost all of the facilities we manage. Outsourcing our food services to one vendor for substantially all of the facilities we manage generated opportunities to produce economies of scale. We also achieved reductions in inmate medical expenses primarily due to the renegotiation of our management contract for the Correctional Treatment Facility located in the District of Columbia, as well as through the negotiation of a national contract with our pharmaceutical provider and reduced reliance on outsourced nursing.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Owned and Managed Facilities:
Revenue per compensated man-day	$55.60	$54.93	$55.36	$54.81
Operating expenses per compensated man-day:
Fixed expense	29.96	29.83	29.62	30.17
Variable expense	9.96	11.35	9.85	11.16

Total	39.92	41.18	39.47	41.33

Operating margin per compensated man-day	$15.68	$13.75	$15.89	$13.48

Operating margin	28.2%	25.0%	28.7%	24.6%

Average compensated occupancy	86.3%	82.5%	86.7%	81.6%

Managed Only Facilities:
Revenue per compensated man-day	$42.20	$40.24	$42.22	$40.14
Operating expenses per compensated man-day:
Fixed expense	25.34	24.48	25.27	24.92
Variable expense	9.17	8.23	9.25	7.88

Total	34.51	32.71	34.52	32.80

Operating margin per compensated man-day	$7.69	$7.53	$7.70	$7.34

Operating margin	18.2%	18.7%	18.2%	18.3%

Average compensated occupancy	102.1%	101.0%	102.0%	100.2%

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002. Total management and other revenue at this facility was $8.6 million and $17.0 million, respectively, during the three and six months ended June 30, 2003. As of June 30, 2003 this facility had an actual occupancy of approximately 78%, despite generating revenues at the guaranteed 95% rate. We expect operating expenses to increase in future quarters as the actual occupancy increases, which will result in a decrease in operating margins. While no revenue was generated by this facility during the first half of 2002, we incurred $0.3 million and $0.5 million, respectively, of operating expenses during the three and six months ended June 30, 2002.

Results for the first half of 2003 were also favorably impacted by the acquisition, on January 17, 2003, of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, we also assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003.

In June 2003, we announced that during the third quarter of 2003, we will transfer all of the Wisconsin inmates currently housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the

State of Wisconsin. The Diamondback Correctional Facility currently houses inmate populations for the states of Oklahoma and Hawaii. The inmate transfers will bring the Diamondback Correctional Facility close to full capacity.

Upon completion of the inmate transfers, North Fork Correctional Facility will close for an indefinite period of time, resulting in the termination of approximately 225 employees at the North Fork Correctional Facility, some of which will be transferred to other correctional facilities we manage, including our Tallahatchie County Correctional Facility. We currently expect the operational consolidations to have no material impact on our 2003 financial statements. However, long-term, the consolidation will result in certain operational efficiencies. In addition, we are currently pursuing new management contracts and other opportunities to take advantage of the beds that will become available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so.

Additionally, during the second quarter of 2003, the State of Wisconsin approved legislation to open various facilities owned by the State. These facilities are currently not in use by the State. The opening of these facilities could lead to a reduction in the number of inmates we house from the State of Wisconsin. Given the uncertainty regarding the exact timing of the openings, and the extent of Wisconsin inmate population growth between now and the time of such openings, we cannot determine whether such openings will have a material impact on the Company’s financial statements.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in the Whiteville Correctional Facility. Total management revenue increased during the three and six month periods ended June 30, 2003 from the comparable periods in 2002, by $2.1 million and $4.4 million, respectively, at this facility.

Due to a combination of rate increases and/or an increase in population at six of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,232-bed San Diego Correctional Facility, 910-bed Torrance County Detention Facility, 483-bed Leavenworth Detention Center, and 480-bed Webb County Detention Center, primarily from the BOP, the USMS, and the BICE, total management and other revenue increased during the three and six month periods ended June 30, 2003 from the comparable periods in 2002, by $6.8 million and $17.6 million, respectively, at these facilities.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi pursuant to an emergency contract authorized by the governor and the Alabama Department of Corrections to aid the state’s corrections agency in relieving its overcrowded system that is under court order. The contract is intended to be short-term in nature while Alabama prepares a longer term Request for Proposal for this inmate population. Given the expected short-term nature of the contract, we do not expect the contract to have a material impact on our financial statements. However, due to the close proximity to Alabama, we believe our substantially idle Tallahatchie County Correctional Facility, for which construction was completed in 2000, represents an ideal long-term solution in meeting Alabama’s growing demand for prison capacity. Nevertheless, we can provide no assurance that we will be awarded the contract that is expected to result from the Request for Proposal.

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

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility during October of 2002. However, the State of Mississippi agreed to expand the management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. Total management and other revenue at Delta Correctional Facility was $2.2 million and $4.4 million, respectively, during the three and six months ended June 30, 2002, while we incurred $3.0 million and $5.1 million, respectively, in operating expenses during the same period.

During July 2002, we renewed our contract with Tulsa County, Oklahoma, for the management of inmates at the David L. Moss Criminal Justice Center. The contract renewal included an increase in the per-diem rate, and also shifted to Tulsa County, the burden of certain utility expenses, resulting in a modest improvement in profitability for the management of this facility during the three and six months ended June 30, 2003, as compared with the same periods in the prior year.

Rental revenue

Rental revenue was $0.9 million and $1.0 million, respectively, for the three months ended June 30, 2003 and 2002, while rental revenue for each of the six month periods ended June 30, 2003 and 2002 was $1.9 million. Rental revenue was generated from leasing three correctional and detention facilities to governmental agencies and other private operators.

General and administrative expense

For the three months ended June 30, 2003 and 2002, general and administrative expenses totaled $10.0 million and $8.3 million, respectively, while general and administrative expenses totaled $19.5 million and $15.5 million, respectively, during the six months ended June 30, 2003 and 2002. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first half of 2002 primarily due to an increase in salaries and benefits, including incentive compensation, combined with an increase in professional services, during 2003 compared with 2002.

We have expanded our infrastructure over the past several quarters to implement and support numerous technology initiatives, to maintain closer relationships with existing and potentially new customers in order to identify their needs, to focus on reducing facility operating expenses, and to comply with increasing corporate governance requirements. We believe our expanded infrastructure and investments in technology will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.

Depreciation and amortization

For the three months ended June 30, 2003 and 2002, depreciation and amortization expense totaled $13.0 million and $12.5 million, respectively, while depreciation and amortization expense totaled $25.9 million and $24.6 million, respectively, for the six months ended June 30, 2003 and 2002. The increase in depreciation and amortization for the three and six month periods primarily resulted from the acquisition of the Crowley County Correctional Facility in January 2003, and due to placing into service in December 2002 our McRae Correctional Facility.

Interest expense, net

Interest expense, net, is reported net of interest income for the three and six months ended June 30, 2003 and 2002. Gross interest expense was $20.3 million and $23.5 million, respectively, for the three months ended June 30, 2003 and 2002, and gross interest expense was $39.1 million and $53.5 million, respectively, for the six months ended June 30, 2003 and 2002. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under the New Senior Bank Credit Facility, the Old Senior Bank Credit Facility, the 7.5% Senior Notes, the 9.875% Senior Notes, the 12% Senior Notes, net settlements on certain derivative instruments, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year is primarily attributable to the comprehensive refinancing of our senior indebtedness completed on May 3, 2002, which decreased the interest rate spread on the New Senior Bank Credit Facility and resulted in the redemption of a significant portion of the 12% Senior Notes. Interest expense also decreased due to the termination of an interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment.

Although we expect interest expense to increase as a result of the recapitalization transactions completed during the second quarter of 2003, we expect this increase to be more than offset by the reduction in the non-tax deductible dividend requirements on the higher-rate preferred stocks that were tendered and redeemed in connection with the recapitalization, resulting in a favorable impact on net income available to common stockholders. However, interest expense and net income available to common stockholders will be negatively impacted by the issuance of the $200.0 million aggregate principal amount of 7.5% senior notes subsequent to quarter-end, the net proceeds of which were used to pay-down the variable rate term portion of our New Senior Bank Credit Facility, to the extent of the spread between the fixed interest rate on the notes and the variable interest rate on the term portion of the credit facility. Despite this dilution, completion of the transactions provides certain benefits, including (i) fixing the interest rate on $200.0 million of indebtedness currently exposed to increases in interest rates, (ii) reducing the amount of our indebtedness that is secured by our tangible and intangible assets, thereby facilitating both the release of certain collateral requirements under the senior secured credit facility and the reduction of interest rates on the facility, and (iii) extending our weighted average debt maturities. Further, the negative impact on interest expense will be partially offset by the negotiated reduction during May 2003 in the interest rate to 4% from 8% on our $30.0 million convertible subordinated notes, and the pay-down of the term portion of the senior secured credit facility in August 2003 with cash on hand.

Gross interest income was $0.7 million and $0.9 million, respectively, for three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, gross interest income was

$1.7 million and $2.0 million, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Costs associated with debt refinancing and recapitalization transactions

For both the three and six months ended June 30, 2003 and 2002, costs of refinancing and recapitalization were $4.1 million and $36.7 million, respectively. The charges in 2003 included $2.5 million of expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility made with proceeds from the common stock and note offerings, and $0.1 million associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

In June 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of approximately $7.6 million principal amount of the notes tendered their notes at a price of 120% of par, resulting in a charge of approximately $1.5 million during the second quarter of 2003.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of substantially all of the Company’s 12% Senior Notes in May 2002, the Company recorded charges of $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing.

As a result of the amendment to the New Senior Bank Credit Facility and related pay-down with net proceeds from the issuance of the new 7.5% senior notes, and due to the repayment and relief of our obligation related to the remaining outstanding 12% Senior Notes, each completed during the third quarter of 2003 as further described under “Liquidity” herein, we expect to report a charge for costs associated with refinancing transactions of approximately $3.1 million during the third quarter of 2003.

Change in fair value of derivative instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of an interest rate swap agreement during the three and six months ended June 30, 2002. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a non-cash gain of $51,000 and $3.5 million, respectively, for the change in fair value of the swap agreement for the three and six months ended June 30, 2002, which included $0.6 million and $1.3 million, respectively, for amortization of the transition adjustment, or the cumulative reduction in the fair value of the swap from its inception to the date we adopted SFAS 133 on January 1, 2001. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we continued to amortize the unamortized portion of the transition adjustment as a non-cash expense, through December 31, 2002.

The New Senior Bank Credit Facility required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium into interest expense as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement is marked to market each reporting period, and the change in the fair value of the interest rate cap agreement, amounting to $16,000 during the six months ended June 30, 2003, is reported through other comprehensive income in the statement of stockholders’ equity. The cap agreement was estimated to have no value at June 30, 2003. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

On May 16, 2003, approximately 0.3 million shares of common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of our common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. Since we had previously reflected the maximum obligation of the contingency associated with the state portion of the stockholder litigation on the balance sheet, the extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during the second quarter of 2003.

Income tax expense

We had no net income tax expense or benefit for the three months ended June 30, 2003 and generated an income tax benefit of approximately $0.1 million for the three months ended June 30, 2002, while we generated an income tax benefit of approximately $0.2 million and $32.9 million for the six months ended June 30, 2003 and 2002, respectively. The income tax benefit during the six months ended June 30, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002,” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of June 30, 2003, our net deferred tax assets totaled approximately $101.5 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of June 30, 2003, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, recent cumulative operating losses for federal tax purposes.

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

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. During the three and six months ended June 30, 2002, these facilities generated total revenue of $2.3 million and $7.9 million, respectively, and incurred total operating expenses of $2.7 million and $7.4 million, respectively. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility, which occurred on August 6, 2002. During the three and six months ended June 30, 2002, this facility generated total revenue of $5.1 million and $10.0 million, respectively, and incurred total operating expenses of $3.7 million and $7.0 million, respectively.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes. This facility generated rental income of $0.2 million and $0.4 million, respectively, during the three and six months ended June 30, 2002.

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida. During the three months ended June 30, 2002, the facility generated $1.2 million of total revenue and incurred total operating expenses of $1.0 million. During the six months ended June 30, 2003 and 2002, the facility generated total revenue of $0.8 million and $2.4 million, respectively, and incurred total operating expenses of $0.7 million and $2.0 million, respectively. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract. Accordingly, we terminated our operation of the facility on March 22, 2003 in connection with the expiration of the contract. During the three months ended June 30, 2002, the facility generated $5.1 million of total revenue and incurred total operating expenses of $4.8 million, respectively. During the six months ended June 30, 2003 and 2002, the facility generated total revenue of $4.6 million and $10.1 million, respectively, and incurred total operating expenses of $5.3 million and $9.4 million, respectively. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

Distributions to preferred stockholders

For the three months ended June 30, 2003 and 2002, distributions to preferred stockholders totaled $8.1 million and $5.2 million, respectively, while distributions to preferred stockholders totaled $13.6 million and $10.3 million, respectively, during the six months ended June 30, 2003 and 2002.

Following the completion of the common stock and notes offering in May 2003, we purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The tender premium payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003. The payment of the $1.54 tender premium resulted in approximately $5.8 million of preferred stock dividends in the second quarter of 2003. Dividends will continue to accrue on the remaining outstanding shares of series B preferred stock at the rate of 12% per year of the stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock.

Also during the second quarter of 2003, we redeemed 4.0 million, or approximately 93%, of our 4.3 million shares of outstanding series A preferred stock at a price of $25.00 per share plus accrued dividends to the redemption date as part of the recapitalization. Dividends continued to accrue on the shares redeemed at the face rate of 8% through the redemption date on June 6, 2003. The redemption resulted in the reduction in series A preferred stock dividends in the second quarter of 2003 as compared to previous quarters. Dividends will continue to accrue on the remaining outstanding shares of series A preferred stock at the rate of 8% per year of the stated value of $25.00, and are payable quarterly in arrears in cash.

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

During the second quarter of 2002, prior to the required adoption of SFAS 145, we reported an extraordinary charge of approximately $36.7 million associated with the refinancing of our senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. We adopted SFAS 145 on January 1, 2003. Accordingly, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations in the statements of operations for the three and six months ended June 30, 2002.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which requires the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if we expect to consolidate any variable interest entities. We are currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of SFAS 149 to have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial statements.

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

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our New Senior Bank Credit Facility. The interest on the New Senior Bank Credit Facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the New Senior Bank Credit Facility was 100 basis points higher or lower during the three and six months ended June 30, 2003, our interest expense would have been increased or decreased by approximately $1.5 million and $3.1 million, respectively, including the effects of our interest rate cap agreement discussed below.

As of June 30, 2003, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $3.2 million of senior notes with a fixed interest rate of 12.0%, $250.0 million of senior notes with a fixed rate of 7.5%, $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%, $7.5 million of series A preferred stock with a fixed dividend rate of 8.0% and $22.9 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At June 30, 2003, the receivables due to us and denominated in British pounds totaled 3.4 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company, under the direction of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

The CEO and CFO have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, no changes in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 11 to the financial statements included in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Notes 8 and 14 to the financial statements included in Part I.

Pursuant to the provisions of the Company’s Non-Employee Directors’ Compensation Plan, on June 30, 2003, the Company issued an aggregate of 507 shares of its common stock to three non-employee directors of the Company. The shares were issued in lieu of the payment of a portion of such directors’ quarterly cash director fees, based on a Fair Market Value (as defined in the plan) of the shares of $25.10 per share. The shares issued under the plan on June 30, 2003 are not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2003 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 15, 2003. A total of 26,335,931 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.

At the Annual Meeting, the following eleven nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 25,705,894 votes, or 97.6% of the shares present at the meeting:

Shares Voted

Name of Nominee	For	Against	Abstain

William F. Andrews	26,169,580	166,349	0
John D. Ferguson	26,168,113	167,816	0
Lucius E. Burch, III	26,169,860	166,069	0
John D. Correnti	26,170,304	165,625	0
John R. Horne	26,170,406	165,523	0
C. Michael Jacobi	26,170,915	165,014	0
Thurgood Marshall, Jr.	26,169,766	166,163	0
Charles L. Overby	26,142,270	193,659	0
John R. Prann, Jr.	26,170,300	165,629	0
Joseph V. Russell	25,705,894	630,035	0
Henri L. Wedell	26,170,620	165,309	0

Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Also at the Annual Meeting, on a motion to approve the amendment to the Company’s 2000 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized and reserved for issuance under the plan, 14,112,747 shares, or 69.9% of the shares present at the meeting and cast on the proposal, voted in favor of the proposal, 6,031,305 shares voted against the proposal and 49,971 shares abstained. On a proposal to adopt the Company’s Non-Employee Directors’ Compensation Plan pursuant to which the Company’s non-employee directors can elect to receive all or a portion of their annual cash retainer fees in shares of the Company’s common stock, 18,710,356 shares, or 92.6% of the shares present at the Annual Meeting and cast on the proposal, voted in favor of the proposal, 1,375,739 shares voted against the proposal and 119,372 shares abstained. On a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2003, 26,104,606 shares, or 92.9% of the shares outstanding on the record date for the Annual Meeting, voted in favor of the motion, 202,984 shares voted against the proposal and 28,341 shares abstained.

ITEM 5. OTHER INFORMATION.

Regulation FD Disclosure.

As previously disclosed by the Company, the Company has posted certain supplemental information and data with respect to the Company’s financial and operating results for the second quarter of 2003 on its website at www.correctionscorp.com under “Investor.” The information provided on the Coated by the SEC and shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, unless the Company specifically incorporates it by reference in a document filed under the Securities Act or the Exchange Act. By referring to this information, the Company makes no admission as to the materiality of any information that is required to be disclosed solely by reason of Regulation FD or that the information includes material investor information which was not previously publicly available.

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

Audit Committee Matters.

Section 10A(i)(1) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, requires that the Company’s Audit Committee (or one or more designated members of the Audit Committee who are independent directors of the Company’s board of directors) pre-approve all audit and non-audit services provided to the Company by its external auditor, Ernst & Young LLP. Section 10A(i)(2) of the Exchange Act further requires that the Company disclose in its periodic reports required by Section 13(a) of the Exchange Act any non-audit services approved by the Audit Committee to be performed by Ernst & Young.

Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved new or recurring engagements of Ernst & Young for the following audit and audit-related services, as defined by the SEC: (1) services associated with the audit of the Company’s financial statements for the year ending December 31, 2003, and related quarterly reviews within 2003; and (2) assistance with filing certain registration statements with the SEC. During the second quarter, the Company’s Audit Committee also pre-approved non-audit services to be provided by Ernst & Young comprised of tax compliance services for the year ending December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

4.1	Third Supplemental Indenture by and between the Company and U.S. Bank National Association (formerly known as State Street Bank and Trust Company), as Trustee, dated as of July 10, 2003, relating to the Company’s 12% Senior Notes due 2006.

4.2	First Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011.

4.3	Second Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011.

10.1	Employment Agreement, dated as of May 1, 2003, by and between the Company and G.A. Puryear IV.

10.2	Registration Rights Agreement, dated as of August 8, 2003, by and among the Company, the Company’s subsidiary guarantors, and the Initial Purchasers (as defined therein) with respect to the 7.5% Notes due 2011.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15 and 15d-15, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15 and 15d-15, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed with the SEC during the period April 1, 2003 through June 30, 2003:

(1)	Filed April 2, 2003 (earliest event April 2, 2003) reporting in Item 9., the issuance of press releases announcing the commencement of a tender offer to purchase for cash up to 4,204,947 shares of the Company’s series B preferred stock at a price of $26.00 per share; the intention to make a public offering of the Company’s common stock and new senior notes due 2011; revised 2003 first quarter and full year guidance; and the intention to reduce amounts outstanding under the term loan portion of the Company’s senior secured credit facility.

(2)	Filed May 2, 2003 (earliest event May 2, 2003) reporting in Item 9., the issuance of press releases announcing the commencement of an offering of 6,400,000 shares of the Company’s common stock at a price of $19.50 per share and $250.0 million aggregate principal amount of its 7.5% senior notes due 2011.

(3)	Filed May 5, 2003 (earliest event May 5, 2003) reporting in Item 9., the issuance of a press release announcing the underwriters’ exercise of the over-allotment option to purchase up to 1,140,000 additional shares of the Company’s common stock from a selling stockholder.

(4)	Filed May 7, 2003 (earliest event May 7, 2003) reporting in Item 5. and Item 9., the issuance of a press release announcing the closing of the public offering of 7,600,000 shares of the Company’s common stock; the closing of the issuance of $250.0 million aggregate principal amount of the Company’s new 7.5% senior notes due 2011; and the satisfaction of the financing condition to the tender offer to purchase shares of the Company’s series B preferred stock.

(5)	Filed May 8, 2003 (earliest event May 8, 2003) reporting in Item 9. and Item 12., the issuance of a press release announcing the Company’s financial results for the first quarter ended March 31, 2003.

(6)	Filed May 13, 2003 (earliest event May 12, 2003) reporting in Item 5., the issuance of a press release confirming the Company’s philosophy and intentions with respect to certain equity compensation matters in connection with its solicitation of proxies for its 2003 Annual Meeting of Stockholders.

The following reports on Form 8-K were filed with the SEC subsequent to June 30, 2003 and prior to the date of this report:

(1)	Filed July 24, 2003 (earliest event July 17, 2003) reporting in Item 5., the reissuance of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the two years ended December 31, 2002 to reclassify the operations of two of its facilities as discontinued, in accordance with SFAS 144, as well as the reclassification of an extraordinary charge recorded in 2002 to a component of income (loss) from continuing operations before cumulative effect of accounting change, in accordance with SFAS 145.

(2)	Filed July 25, 2003 (earliest event July 24, 2003) reporting in Item 9., the issuance of a press release announcing the Company’s intention to issue through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act $275.0 million in aggregate principal amount of senior notes due 2013, and in a separate announcement, that the Company expects to meet 2003 second quarter and full year guidance previously announced and that the Company is seeking certain amendments to its senior secured credit facility.

(3)	Filed July 30, 2003 (earliest event July 30, 2003) reporting in Item 9., the issuance of a press release announcing the pricing of an offering of $200.0 million aggregate principal amount of the Company’s 7.5% senior notes due 2011 to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

(4)	Filed August 6, 2003 (earliest event August 6, 2003) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: August 11, 2003

/s/ John D. Ferguson

John D. Ferguson President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr. Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer