Form 10-Q
period 2003-09-30
CORRECTIONS CORP OF AMERICA
filed 2003-11-13
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each class of common stock as of October 31, 2003:
35,034,297 shares of Common Stock, $0.01 par value per share.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$68,943	$65,406
Restricted cash	12,796	7,363
Accounts receivable, net of allowance of $1,578 and $1,344, respectively	139,478	119,197
Income tax receivable	59	32,499
Prepaid expenses and other current assets	6,949	12,299
Current assets of discontinued operations	1,158	17,583

Total current assets	229,383	254,347
Property and equipment, net	1,580,571	1,551,781
Investment in direct financing lease	17,907	18,346
Goodwill	20,294	20,902
Other assets	35,562	28,211
Non-current assets of discontinued operations	—	484

Total assets	$1,883,717	$1,874,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$155,534	$151,516
Income tax payable	3,600	3,685
Distributions payable	150	5,330
Current portion of long-term debt	2,914	23,054
Current liabilities of discontinued operations	1,690	2,381

Total current liabilities	163,888	185,966
Long-term debt, net of current portion	1,004,128	932,905
Other liabilities	21,817	21,202

Total liabilities	1,189,833	1,140,073

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 300 and 4,300 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; stated at liquidation preference of $25.00 per share	7,500	107,500
Series B – 962 and 4,408 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; stated at liquidation preference of $24.46 per share	23,528	107,831
Common stock – $0.01 par value; 80,000 shares authorized; 35,029 and 27,986 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	350	280
Additional paid-in capital	1,439,587	1,343,066
Deferred compensation	(1,913)	(1,604)
Retained deficit	(774,348)	(822,111)
Accumulated other comprehensive loss	(820)	(964)

Total stockholders’ equity	693,884	733,998

Total liabilities and stockholders’ equity	$1,883,717	$1,874,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE:
Management and other	$262,486	$238,558	$765,080	$692,945
Rental	945	884	2,797	2,781

	263,431	239,442	767,877	695,726

EXPENSES:
Operating	199,654	183,351	575,455	537,341
General and administrative	9,819	8,127	29,366	23,662
Depreciation and amortization	13,157	13,268	39,106	37,893

	222,630	204,746	643,927	598,896

OPERATING INCOME	40,801	34,696	123,950	96,830

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	(88)	90	(44)	63
Interest expense, net	19,078	17,959	56,459	69,377
Expenses associated with debt refinancing and recapitalization transaction	2,552	—	6,687	36,670
Change in fair value of derivative instruments	—	628	(2,900)	(2,834)
(Gain) loss on disposal of assets	(6)	6	(21)	57
Unrealized foreign currency transaction gain	(49)	(115)	(199)	(442)

	21,487	18,568	59,982	102,891

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	19,314	16,128	63,968	(6,061)
Income tax benefit (expense)	(277)	375	(107)	33,263

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	19,037	16,503	63,861	27,202
Income (loss) from discontinued operations, net of taxes	—	(238)	(1,692)	1,897
Cumulative effect of accounting change	—	—	—	(80,276)

NET INCOME (LOSS)	19,037	16,265	62,169	(51,177)
Distributions to preferred stockholders	(836)	(5,292)	(14,406)	(15,574)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$18,201	$10,973	$47,763	$(66,751)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.53	$0.41	$1.57	$0.42
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.53	$0.40	$1.52	$(2.41)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.47	$0.37	$1.41	$0.40
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.47	$0.36	$1.36	$(2.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,169	$(51,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,180	40,834
Amortization of debt issuance costs and other non-cash interest	5,707	10,436
Expenses associated with debt refinancing and recapitalization transactions	6,687	36,670
Cumulative effect of accounting change	—	80,276
Deferred and other non-cash income taxes	—	(1,464)
Equity in (earnings) loss of joint venture	(44)	63
(Gain) loss on disposal of assets	(32)	77
Change in fair value of derivative instruments	(2,900)	(2,834)
Unrealized foreign currency transaction gain	(199)	(442)
Other non-cash items	1,717	1,932
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	1,019	5,392
Income tax receivable	32,440	—
Accounts payable, accrued expenses and other liabilities	11,037	5,531
Income tax payable	(85)	(3,132)

Net cash provided by operating activities	157,696	122,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(48,332)	(3,075)
Expenditures for other capital improvements	(22,355)	(8,826)
(Increase) decrease in restricted cash	(5,433)	5,199
Proceeds from sale of assets	43	4,570
Increase in other assets	(107)	(1,679)
Payments received on direct financing lease and notes receivable	848	425

Net cash used in investing activities	(75,336)	(3,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	482,250	890,000
Scheduled principal repayments	(7,352)	(12,575)
Other principal repayments	(383,766)	(878,938)
Payment of debt issuance and other refinancing and related costs	(18,561)	(35,438)
Proceeds from issuance of common stock	124,800	—
Stock issuance costs	(7,724)	(21)
Proceeds from exercise of stock options and warrants	986	303
Purchase and retirement of common stock	(65,622)	—
Purchase and redemption of preferred stock	(191,984)	(354)
Payment of dividends	(11,850)	(17,381)
Payment to terminate interest rate swap agreement	—	(8,847)

Net cash used in financing activities	(78,823)	(63,251)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,537	55,525
CASH AND CASH EQUIVALENTS, beginning of period	65,406	46,307

CASH AND CASH EQUIVALENTS, end of period	$68,943	$101,832

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized of $14 in 2003	$51,544	$49,728

Income taxes	$1,729	$4,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B
	Preferred	Preferred	Common	Additional
	Stock	Stock	Stock	Paid-in Capital

Balance as of December 31, 2002	$107,500	$107,831	$280	$1,343,066

Comprehensive income:
Net income	—	—	—	—
Change in fair value of interest rate cap	—	—	—	—

Total comprehensive income	—	—	—	—

Distributions to preferred stockholders	—	7,736	—	—
Issuance of common stock, net	—	—	64	117,040
Retirement of series B preferred stock	—	(347)	—	—
Redemption of preferred stock	(100,000)	(91,637)	—	—
Conversion of subordinated notes	—	—	34	39,512
Repurchase of common stock	—	—	(34)	(65,588)
Warrants exercised	—	—	1	—
State stockholder litigation settlement	—	—	3	3,051
Amortization of deferred compensation, net of forfeitures	—	(55)	—	(72)
Restricted stock grant	—	—	1	1,594
Stock options exercised	—	—	1	984

Balance as of September 30, 2003	$7,500	$23,528	$350	$1,439,587

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Deferred	Retained	Comprehensive
	Compensation	Deficit	Income (Loss)	Total

Balance as of December 31, 2002	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income:
Net income	—	62,169	—	62,169
Change in fair value of interest rate cap	—	—	144	144

Total comprehensive income	—	62,169	144	62,313

Distributions to preferred stockholders	—	(14,406)	—	(6,670)
Issuance of common stock, net	—	—	—	117,104
Retirement of series B preferred stock	—	—	—	(347)
Redemption of preferred stock	—	—	—	(191,637)
Conversion of subordinated notes	—	—	—	39,546
Repurchase of common stock	—	—	—	(65,622)
Warrants exercised	—	—	—	1
State stockholder litigation settlement	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	1,286	—	—	1,159
Restricted stock grant	(1,595)	—	—	—
Stock options exercised	—	—	—	985

Balance as of September 30, 2003	$(1,913)	$(774,348)	$(820)	$693,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B
	Preferred	Preferred	Common	Additional
	Stock	Stock	Stock	Paid-in Capital

Balance as of December 31, 2001	$107,500	$96,566	$279	$1,341,958

Comprehensive income (loss):
Net loss	—	—	—	—
Change in fair value of interest rate cap	—	—	—	—
Amortization of transition adjustment	—	—	—	—

Total comprehensive income (loss)	—	—	—	—

Distributions to preferred stockholders	—	8,752	—	—
Conversion of subordinated notes	—	—	1	1,113
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(201)
Stock issuance costs	—	—	—	(21)
Stock options exercised	—	—	—	303
Retirement of treasury stock	—	—	—	(242)
Retirement of series B preferred stock	—	(402)	—	48

Balance as of September 30, 2002	$107,500	$104,749	$280	$1,342,958

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other
	Deferred	Retained	Treasury	Comprehensive
	Compensation	Deficit	Stock	Income (Loss)	Total

Balance as of December 31, 2001	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	(51,177)	—	—	(51,177)
Change in fair value of interest rate cap	—	—	—	(870)	(870)
Amortization of transition adjustment	—	—	—	1,883	1,883

Total comprehensive income (loss)	—	(51,177)	—	1,013	(50,164)

Distributions to preferred stockholders	—	(15,574)	—	—	(6,822)
Conversion of subordinated notes	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	1,329	—	—	—	961
Stock issuance costs	—	—	—	—	(21)
Stock options exercised	—	—	—	—	303
Retirement of treasury stock	—	—	242	—	—
Retirement of series B preferred stock	—	—	—	—	(354)

Balance as of September 30, 2002	$(1,824)	$(859,987)	$—	$(1,498)	$692,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1.	ORGANIZATION AND OPERATIONS

As of September 30, 2003, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is not yet in operation. As of September 30, 2003, the Company operated 59 facilities with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

As a result of the expiration, during the first quarter of 2003, of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described in Note 7, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively. These charges are included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the nine months ended September 30, 2003.

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(815)	$1,149	$(1,020)
Customer list	561	(8)	561	—
Contract values established in connection with certain business combinations	(35,688)	15,020	(38,049)	16,281

Total	$(34,254)	$14,197	$(36,339)	$15,261

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2003 and 2002 was $1.0 million and $0.4 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2003 and 2002 was $2.8 million and $1.7 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

2003 (remainder)	$(850)
2004	(3,405)
2005	(4,243)
2006	(4,572)
2007	(4,572)
2008	(4,572)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

As further described in Note 8, during the second quarter of 2002, prior to the required adoption of SFAS 145, the Company reported an extraordinary charge of approximately $36.7 million associated with the refinancing of the Company’s senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on January 1, 2003. Accordingly, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations in the accompanying statement of operations for the nine months ended September 30, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIE’s created before February 1, 2003.

The Company has determined that a joint venture, Agecroft Prison Management, Ltd. (“APM”), which was entered into by a wholly-owned subsidiary, is a VIE, of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $5.4 million, including accrued interest, as of September 30, 2003. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with the Company’s financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. SFAS 150 became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

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

At September 30, 2003, the Company had equity incentive plans, which are described more fully in the 2002 Form 10-K (and the information incorporated therein by reference) and the July 2003 Form 8-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
As Reported:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$18,201	$11,211	$49,455	$11,628
Income (loss) from discontinued operations, net of taxes	—	(238)	(1,692)	1,897
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$18,201	$10,973	$47,763	$(66,751)

Pro Forma:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$16,616	$9,899	$44,432	$7,755
Income (loss) from discontinued operations, net of taxes	—	(238)	(1,692)	1,897
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$16,616	$9,661	$42,740	$(70,624)

As Reported:
Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.53	$0.41	$1.57	$0.42
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.53	$0.40	$1.52	$(2.41)

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.47	$0.37	$1.41	$0.40
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.47	$0.36	$1.36	$(2.31)

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.48	$0.36	$1.41	$0.28
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.48	$0.35	$1.36	$(2.55)

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.43	$0.33	$1.27	$0.26
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.43	$0.32	$1.22	$(2.45)

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

During the first nine months of 2003, the Company issued 94,500 shares of restricted common stock, which were valued at $1.6 million on the date of the awards. The restricted shares of common stock were granted to certain of the Company’s wardens. All of the shares vest during 2006. During the three and nine months ended September 30, 2003, the Company expensed $0.1 million and $0.3 million, respectively, relating to the restricted common stock.

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

In September 2003, the Company announced its intention to expand the Crowley County Correctional Facility by 624 beds. The anticipated cost of the expansion is approximately $22 million and is estimated to be completed during the third quarter of 2004. Upon completion of the expansion, the facility will have a total design capacity of 1,824 beds. The expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming.

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

During the third quarter of 2003, the Company transferred all of the Wisconsin inmates currently housed at its 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to its 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. The Company is currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility, but can provide no assurance that it will be successful in doing so. The Company currently expects the operational consolidations to have no material impact on its 2003 financial statements. However, long-term, the consolidation will result in certain operational efficiencies.

In September 2003, the Company announced its intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $19 million with completion estimated to occur during the third quarter of 2004. Construction on the 1,524 bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. The Company’s decision to complete the project is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, there can be no assurances that the Company will be successful in securing a management contract to utilize this facility.

In October 2003, the Company announced that the Department of Corrections in the State of Indiana entered into a new contract with the Company to manage up to 1,000 medium security male inmates. The eight-year contract will replace an existing contract between the Company and Indiana, retroactive to January 1, 2003. The Company currently manages an Indiana population of approximately 650 inmates in its Otter Creek Correctional Center located in Wheelwright, Kentucky. The new contract provisions are comparable to the Company’s existing contract with Indiana. The contract does not guarantee any inmates in addition to the number of inmates the Company currently manages, nor does it guarantee that the Company will continue to manage the existing level of inmates.

In October 2003, the Company also announced a new contract with the Bureau of Immigration and Customs Enforcement agency (“ICE”) for up to 905 detainees at its Houston Processing Center located in Houston, Texas. In addition, the Company announced its intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $29 million and is estimated to be completed during the first quarter of 2005. The expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

In November 2003, the Company announced that the Texas Department of Criminal Justice (“TDCJ”) awarded the Company contracts to manage a total of 8,315 beds in seven state correctional facilities, one of which contains 1,001 beds that the Company currently manages, as part of a request for proposal (“RFP”).

The management contracts, all of which are expected to become effective mid-January, 2004, consist of five jails and two correctional institutions:

• Dawson State Jail – Dallas Texas	2,216 beds

• Bradshaw State Jail – Henderson, Texas	1,980 beds

• Willacy State Jail – Raymondsville, Texas	1,069 beds

• Lindsey State Jail – Jacksboro, Texas	1,031 beds

• Bartlett State Jail – Bartlett, Texas	1,001 beds

• Diboll Correctional Center – Diboll, Texas	518 beds

• B. M. Moore Correctional Center – Overton, Texas	500 beds

As part of this RFP, the TDCJ did not award the Company the contract for the continued management of a 1,000-bed correctional facility located in Venus, Texas, that the Company currently operates. The Company expects to continue to manage this facility until mid-January, 2004.

7.	DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which broadened the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts for a managed-only facility, by expiration or otherwise, results in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

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

The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE:
Managed-only	$—	$8,565	$5,366	$38,932
Rental	—	—	—	360

	—	8,565	5,366	39,292

EXPENSES:
Managed-only	—	8,393	5,979	34,189
Depreciation and amortization	—	309	1,074	2,941

	—	8,702	7,053	37,130

OPERATING INCOME (LOSS)	—	(137)	(1,687)	2,162

OTHER INCOME (EXPENSE):
Interest income	—	135	—	355
Loss on sale of assets	—	(111)	(5)	(20)

	—	24	(5)	335

INCOME (LOSS) BEFORE INCOME TAXES	—	(113)	(1,692)	2,497
Income tax expense	—	(125)	—	(600)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(238)	$(1,692)	$1,897

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2003	December 31, 2002

ASSETS
Accounts receivable	$1,158	$17,447
Prepaid expenses and other current assets	—	136

Total current assets	1,158	17,583
Property and equipment, net	—	484

Total assets	$1,158	$18,067

LIABILITIES
Accounts payable and accrued expenses	$770	$1,461
Income tax payable	920	920

Total current liabilities	$1,690	$2,381

8.	DEBT

Debt outstanding as of September 30, 2003 and December 31, 2002 consists of the following:

	September 30,	December 31,
	2003	2002

	(in thousands)
Senior Bank Credit Facility:
Term Loan A Facility, with quarterly principal payments of varying amounts with unpaid balance originally due March 31, 2006; prior to repayment in May 2003 in connection with the recapitalization described below, interest was payable periodically at variable interest rates.	$—	$63,750
Term Loan B Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest was payable periodically at variable interest rates. Pursuant to an amendment in August 2003, this facility was replaced by the Term Loan C Facility.	—	560,763
Term Loan C Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 3.9% at September 30, 2003.	274,313	—
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	—
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. The notes were issued with a $2.3 million premium, with a $2.2 million unamortized premium at September 30, 2003.	202,202	—
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000
12.0% Senior Notes, principal due at maturity in June 2006; interest payable semi-annually in June and December at 12.0%. These notes were repaid at various times during 2003, as further described below.	—	10,795
10.0% Convertible Subordinated Notes, principal due at maturity in December 2008; interest payable semi-annually in June and December at 10.0%. In addition, contingent interest accrued at 5.5% and was payable upon each of December 31, 2003 and repayment of the notes. These notes were converted into shares of the Company’s common stock and the contingent interest was paid in connection with the recapitalization further described below.	—	40,000
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0% (decreased from 8.0% in May 2003, as further described below).	30,000	30,000
Other	527	651

	1,007,042	955,959
Less: Current portion of long-term debt	(2,914)	(23,054)

	$1,004,128	$932,905

Senior Indebtedness

New Senior Bank Credit Facility. In May 2002, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced its then existing senior bank credit facility (the “Old Senior Bank Credit Facility”). Lehman Commercial Paper Inc. serves as administrative agent under the facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). The Term Loan A Facility was repaid during May 2003, with proceeds from the common stock and notes offerings described below, as well as with cash on hand. As described in Note 6, the Term Loan B Facility was expanded by $30.0 million during January 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the New Senior Bank Credit Facility accrued interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

In connection with a substantial prepayment in August 2003 with net proceeds from the issuance of the $200 Million 7.5% Senior Notes (as hereafter defined) along with cash on hand, the Company amended the New Senior Bank Credit Facility to provide: (i) an increase in the capacity of the Revolving Loan to $125.0 million (increased from $75.0 million), which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”), which replaced the Term Loan B Facility. The Term Loan C Facility bears interest at a base rate plus 1.75%, or LIBOR plus 2.75%, at the Company’s option. The interest rates and commitment fee on the Revolving Loan were unchanged under terms of the amendment. The amended New Senior Bank Credit Facility is secured by liens on a substantial portion of the net book value of the Company’s fixed assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of the Company’s domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. Covenants under the amended facility provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions, that were further restricted prior to the amendment. In addition, certain mandatory prepayment provisions were eliminated under the terms of the amendment. Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice.

The credit agreement governing the New Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. In addition, the New Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Senior Bank Credit

Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

The amendment to the New Senior Bank Credit Facility and related pay-downs with net proceeds from the issuance of the $200 Million 7.5% Senior Notes resulted in a charge to expenses associated with refinancing transactions during the third quarter of 2003 of approximately $1.9 million representing the pro-rata write-off of existing deferred loan costs and certain fees paid.

$250 Million 9.875% Senior Notes. In May 2002, the Company completed the sale and issuance of $250.0 million aggregate principal amount of its 9.875% unsecured senior notes (the “9.875% Senior Notes”). The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem approximately $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described below, and to pay related fees and expenses.

Interest on the 9.875% Senior Notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes are scheduled to mature on May 1, 2009. At any time on or before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

12% Senior Notes. Pursuant to the terms of a tender offer and consent solicitation which expired on May 16, 2002, in connection with the refinancing of the Company’s Old Senior Bank Credit Facility and the issuance of the 9.875% Senior Notes, in May 2002, the Company redeemed approximately $89.2 million in aggregate principal amount of its then outstanding $100.0 million 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, the Company received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of all but $10.8 million of the Company’s 12% Senior Notes, the Company recorded an extraordinary loss of approximately $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing. As discussed in Note 4, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations, as required by SFAS 145.

In June 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of approximately $7.6 million principal amount of the notes tendered their notes to the Company at a price of 120% of par, resulting in a charge of approximately $1.5 million during the second quarter of 2003. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer to purchase, reducing the remaining amount of 12% Senior Notes outstanding to $3.1 million. In connection with the tender offer for the notes, the Company received sufficient consents and further amended the indenture governing the 12% Senior Notes to remove certain restrictions related to the defeasance of the notes and the solicitation of consents to waive or amend the terms of the indenture.

During August 2003, pursuant to the indenture relating to the 12% Senior Notes, the Company legally defeased the remaining outstanding 12% Senior Notes by depositing with a trustee an amount sufficient to pay the principal and interest on such notes through the maturity date in June 2006, and by meeting certain other conditions required under the indenture. Under the terms of the indenture, the 12% Senior Notes were deemed to have been repaid in full. As a result, the Company reported a charge of approximately $0.9 million during the third quarter of 2003 associated with the relief of its obligation.

$250 Million 7.5% Senior Notes. Concurrently with the common stock offering further described in Note 9, on May 7, 2003, the Company completed the sale and issuance of $250.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$250 Million 7.5% Senior Notes”). As further described in Note 9, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of the Company’s $40.0 Million Convertible Subordinated Notes (as hereafter defined) (and to pay accrued interest on the notes to the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in a tender offer, to redeem shares of the Company’s series A preferred stock and to pay-down a portion of the New Senior Bank Credit Facility.

Interest on the $250 Million 7.5% Senior Notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time.

$200 Million 7.5% Senior Notes. As previously described herein, on August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds from the note offering, along with cash on hand, were used to pay-down approximately $240.3 million of the Term Loan B Facility portion of the New Senior Bank Credit Facility. The Company is required to file a registration statement with the SEC on or prior to May 15, 2004 to exchange the $200 Million 7.5% Senior Notes for a new issuance of identical debt securities registered under the Securities Act of 1933, as amended. The Company must use commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to 90 days after May 15, 2004.

Interest on the $200 Million 7.5% Senior Notes accrues at the stated rate and is payable on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes.

$40 Million Convertible Subordinated Notes

Prior to their conversion as further described in Note 9, an aggregate of $40.0 million of 10% convertible subordinated notes of the Company were due December 31, 2008 (the “$40.0 Million Convertible Subordinated Notes”). The conversion price for the notes, which were convertible into shares of the Company’s common stock, had been established at $11.90, subject to adjustment in the future upon the occurrence of certain events. At an adjusted conversion price of $11.90, the $40.0 Million Convertible Subordinated Notes were convertible into 3,362,899 shares of common stock. In connection with the recapitalization transactions described in Note 9, during May 2003, Income Opportunity Fund I, LLC, Millennium Holdings II LLC, and Millennium Holdings III LLC, which are collectively referred to herein as MDP, the holders of the notes, converted the entire amount of the notes into shares of the Company’s common stock and subsequently sold such shares to the Company. In addition, the Company paid the outstanding contingent interest balance.

$30 Million Convertible Subordinated Notes

As of September 30, 2003, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007. Prior to the closing of the Company’s notes and common stock offerings completed in May 2003, these notes accrued interest at 8% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. Effective contemporaneously with the May 2003 closing of the Company’s notes and common stock offerings, the Company and the holder amended the terms of the notes, reducing the interest rate to 4% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to any time after February 28, 2005 from any time after February 28, 2004. As a result of these modifications, the Company reported a charge of approximately $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes. The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003 as further described in Note 12, the $30.0 million convertible subordinated notes will be convertible into approximately 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

9.	EQUITY

Common Stock Offering. Concurrently with the sale and issuance of the $250 Million 7.5% Senior Notes further described in Note 8, on May 7, 2003, the Company completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of approximately $117.0 million after the payment of costs associated with the issuance. A stockholder of the Company also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.14 million shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time.

Purchase of Shares of Common Stock Issuable Upon Conversion of the $40.0 Million Convertible Subordinated Notes. Pursuant to the terms of an agreement by and among the Company and MDP, immediately following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes, MDP converted the $40.0 Million Convertible Subordinated Notes into 3,362,899 shares of the Company’s common stock and subsequently sold such shares to the Company. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was approximately $81.1 million. The shares purchased have been cancelled and under the terms of the Company’s charter and Maryland law and now constitute authorized but unissued shares of the Company’s common stock.

Tender Offer for Series B Preferred Stock. Following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes in May 2003, the Company purchased approximately 3.7 million shares of its series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003.

Redemption of Series A Preferred Stock. Immediately following consummation of the offering of common stock and the $250 Million 7.5% Senior Notes, the Company gave notice to the holders of its outstanding series A preferred stock that it would redeem 4.0 million shares of the 4.3 million shares of series A preferred stock outstanding at a redemption price equal to

$25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.

Payments on and Amendments to New Senior Bank Credit Facility. The Company used the estimated remaining net proceeds of the offering of common stock and the $250 Million 7.5% Senior Notes after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the Term Loan B Facility portion of the New Senior Bank Credit Facility.

The Company reported expenses associated with the May 2003 debt refinancing and recapitalization transactions during the second quarter of 2003 of approximately $2.5 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility made with proceeds from the common stock and note offerings. These estimated expenses were reduced by $0.2 million during the third quarter of 2003.

10.	EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares issued under the settlement terms of the Company’s stockholder litigation as further discussed in Note 12, restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NUMERATOR
Basic:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$18,201	$11,211	$49,455	$11,628
Income (loss) from discontinued operations, net of taxes	—	(238)	(1,692)	1,897
Cumulative effect of accounting change	—	—	—	(80,276)

Net income (loss) available to common stockholders	$18,201	$10,973	$47,763	$(66,751)

Diluted:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$18,201	$11,211	$49,455	$11,628
Interest expense applicable to convertible notes	302	605	1,285	—

Diluted income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	18,503	11,816	50,740	11,628
Income (loss) from discontinued operations, net of taxes	—	(238)	(1,692)	1,897
Cumulative effect of accounting change	—	—	—	(80,276)

Diluted net income (loss) available to common stockholders	$18,503	$11,578	$49,048	$(66,751)

DENOMINATOR
Basic:
Weighted average common shares outstanding	34,649	27,682	31,426	27,661

Diluted:
Weighted average common shares outstanding	34,649	27,682	31,426	27,661
Effect of dilutive securities:
Stock options and warrants	937	556	860	618
Stockholder litigation	—	310	153	310
Convertible notes	3,362	3,370	3,362	—
Restricted stock-based compensation	263	244	240	248

Weighted average shares and assumed conversions	39,211	32,162	36,041	28,837

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.53	$0.41	$1.57	$0.42
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.90)

Net income (loss) available to common stockholders	$0.53	$0.40	$1.52	$(2.41)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$0.47	$0.37	$1.41	$0.40
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.05)	0.07
Cumulative effect of accounting change	—	—	—	(2.78)

Net income (loss) available to common stockholders	$0.47	$0.36	$1.36	$(2.31)

The Company’s $40.0 Million Convertible Subordinated Notes were convertible into 1.6 million shares of common stock for the nine months ended September 30, 2003, using the if-converted method, for the periods prior to their conversion in the second quarter of 2003. These incremental shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2003, as the effect of their inclusion was anti-dilutive.

The Company’s convertible subordinated notes were convertible into an additional 3.4 million shares and 6.7 million shares, respectively, of common stock for both the three and nine months ended September 30, 2002, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2002, as the effect of their inclusion was anti-dilutive.

11.	INCOME TAXES

The Company incurred income tax expense of $0.3 million and $0.1 million, respectively, for the three and nine months ended September 30, 2003. The Company generated an income tax benefit of $0.4 million for the three months ended September 30, 2002, while the Company generated an income tax benefit of $33.3 million for the nine months ended September 30, 2002. The income tax benefit during the nine months ended September 30, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002,” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of September 30, 2003, the Company’s net deferred tax assets totaled approximately $90.2 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with the restructuring in 2000, and as of September 30, 2003, the Company has provided a valuation allowance to reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, cumulative operating losses.

The Company’s assessment of the valuation allowance could change in the future based upon the Company’s actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for the Company’s deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes. Based upon the Company’s current and projected taxable income, the Company expects to remove a substantial portion of the valuation allowance at December 31, 2003, which would result in a significant non-cash reduction in income tax expense reported during the fourth quarter of 2003.

The use of the Company’s current net operating loss carryforwards, which could be used to offset future taxable income, may be subject to annual limitations under the Internal Revenue Code as a result of the recapitalization transactions discussed in Notes 8 and 9, or otherwise. Any such limitations in the future could require the Company to pay federal income taxes, resulting in an income tax provision to the extent paid.

12.	COMMITMENTS AND CONTINGENCIES

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

In or about the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and the Company seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against the Company, claiming that, as the result of the Company’s alleged failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from the Company for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss, if any. On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or the Company. Though it did not resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their independent obligation to provide timely notice to the carrier because of the Company’s alleged failure to provide timely notice to the carrier. McQueen and Thompson have since filed a state court action essentially duplicating their cross-claim in the federal case, and the Company has initiated claims against the lawyer who jointly represented the Company, McQueen and Thompson in the Horn litigation. Upon the entry of a final order by the Court, the Company intends to appeal the Court’s decision that Northfield is not obligated to provide coverage, and the Company intends to continue to assert its position that coverage is required.

The Company cannot currently predict whether it will be successful in recovering all or a portion of the amount it has paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, the Company believes that such claims are without merit and that the Company will be able to defend itself successfully against such claims and/or any additional claims of such nature that may be brought in the future. No assurance can be given, however, that the Company will prevail.

On April 21, 2003, a putative class action lawsuit was filed in the Superior Court of California for the County of San Diego against the Company styled Sanchez v. Corrections Corporation of America. The lawsuit was brought by a former employee on his own behalf and on behalf of other former and current similarly-situated employees. Plaintiff alleges that the Company did not comply with certain wage and hour laws and regulations primarily concerning meal periods and other specified breaks, which laws and regulations are imposed by the State of California pursuant to the California Labor Code and Business and Professions Code. Plaintiff seeks damages on his behalf and the alleged class for such violations as well as certain penalties allegedly due and owing as a consequence of such alleged violations. Following service of the complaint and during the third quarter of 2003, the Company undertook certain investigations in response to the allegations and an answer to the complaint was filed. The Company intends to vigorously defend the lawsuit, including contesting the certification of a class and asserting its defenses to the claims alleged by the plaintiff. Although no assurances can be given that the Company will be successful in its defense, the Company does not believe such claims will result in a material adverse effect on the Company.

Tax Contingencies

In connection with the merger with the former Corrections Corporation of America (“Old CCA”), on December 31, 1998, the Company assumed the tax obligations of Old CCA. The Internal Revenue Service (“IRS”) completed field audits of Old CCA’s federal tax returns for the taxable year ended December 31, 1998, and also completed auditing the Company’s federal tax return for the taxable year ended December 31, 2000. In addition, the IRS is currently auditing the Company’s federal payroll tax return for the taxable year ended December 31, 2001.

The Company settled the audit of Old CCA’s 1998 federal income tax return during October 2003, which resulted in no material impact on the Company’s financial position, results of operations, or cash flows.

In connection with the IRS’s audit of the Company’s 2000 federal income tax return, the IRS had proposed to require the Company to accrue rent and interest income related to certain lease and loan agreements with Operating Company, which was forgiven in September 2000 when Operating Company was unable to pay such amounts due. The proposed adjustment would have required the Company to pay approximately $56.0 million in cash plus penalties and interest. The Company protested this finding with the Appeals Office of the IRS and did not establish a reserve for this matter because it believed the proposed adjustment was without merit. During October 2003, the Appeals Office of the IRS notified the Company that it had withdrawn the proposed adjustment and accordingly closed the audit with no material impact to the Company’s financial position, results of operations, or cash flows.

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

On May 16, 2003, 309,823 shares of the Company’s common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of the Company’s common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The extinguishment of the note in June 2003, resulted in a $2.9 million non-cash gain during the second quarter of 2003.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $60.3 million at September 30, 2003 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At September 30, 2003, the outstanding principal balance of the bonds exceeded the purchase price option by $13.1 million. The Company also maintains a restricted cash account of approximately $7.1 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

13.	SEGMENT REPORTING

As of September 30, 2003, the Company owned and managed 38 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2002 Form 10-K and July 2003 Form 8-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income are as follows for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Owned and managed	$185,664	$161,888	$541,276	$472,182
Managed-only	71,684	72,488	209,587	208,635

Total management revenue	257,348	234,376	750,863	680,817

Operating expenses:
Owned and managed	135,007	121,952	388,522	355,912
Managed-only	58,009	57,208	170,770	168,462

Total operating expenses	193,016	179,160	559,292	524,374

Facility contribution:
Owned and managed	50,657	39,936	152,754	116,270
Managed-only	13,675	15,280	38,817	40,173

Total facility contribution	64,332	55,216	191,571	156,443

Other revenue (expense):
Rental and other revenue	6,083	5,066	17,014	14,909
Other operating expense	(6,638)	(4,191)	(16,163)	(12,967)
General and administrative	(9,819)	(8,127)	(29,366)	(23,662)
Depreciation and amortization	(13,157)	(13,268)	(39,106)	(37,893)

Operating income	$40,801	$34,696	$123,950	$96,830

	September 30, 2003	December 31, 2002

Assets:
Owned and managed	$1,607,074	$1,558,491
Managed-only	77,573	85,099
Corporate and other	197,912	212,414
Discontinued operations	1,158	18,067

Total assets	$1,883,717	$1,874,071

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 2003 and 2002, the Company issued $7.7 million and $8.8 million, respectively, of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date. Also, during the nine months ended September 30, 2003, the Company issued 0.3 million shares of common stock in satisfaction of the state portion of the stockholder litigation discussed in Note 12. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by $3.1 million. In addition, the extinguishment of the promissory note, as further described in Note 12, resulted in a non-cash reduction to accounts payable and accrued expenses, with a corresponding increase to the change in fair value of derivative instruments. During the second quarter of 2003, the Company issued approximately 3.4 million shares of common stock due to the conversion of the $40.0 Million Convertible Subordinated Notes by MDP. During the first quarter of 2002, the Company issued approximately 94,000 shares of common stock due to the conversion of $1.1 million of convertible subordinated notes by the holder of such notes.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

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

OVERVIEW

The Company

As of September 30, 2003, we owned 41 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of September 30, 2003, we operated 59 facilities, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

Asset impairments. As of September 30, 2003, we had approximately $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than intangibles, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Income taxes. As of September 30, 2003, we had approximately $90.2 million in net deferred tax assets. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of September 30, 2003, we have provided a valuation allowance to substantially reserve the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The valuation allowance is recognized based on the weight of available evidence indicating that it is more likely than not that the deferred tax assets will not be realized. This evidence primarily consists of, but is not limited to, cumulative operating losses.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of September 30, 2003 was established to reserve certain deferred tax assets upon the acquisitions of PMSI and JJFMSI, in accordance with SFAS 109, removal of the valuation allowance would result in a reduction to any remaining goodwill recorded in connection with such acquisitions to the extent the reversal relates to the valuation allowance applied to deferred tax assets existing at the date PMSI and JJFMSI were acquired. If the valuation allowance as of September 30, 2003 were to be removed in its entirety, the reduction to goodwill would amount to approximately $4.5 million. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes. Based upon our current and projected taxable income, we expect to remove a substantial portion of the valuation allowance at December 31, 2003, which would result in a significant non-cash reduction in income tax expense reported during the fourth quarter of 2003.

The IRS completed an audit of our federal tax return for the taxable year ended December 31, 2000, and had proposed to require us to accrue rent and interest income related to certain lease and loan agreements with Operating Company, which was forgiven in September 2000 when Operating Company was unable to pay such amounts due. The proposed adjustment would have required us to pay approximately $56.0 million in cash plus penalties and interest. We protested this finding with the Appeals Office of the IRS and did not establish a reserve for this matter because we believed the proposed adjustment was without merit. During October 2003, the Appeals Office of the IRS notified us that it had withdrawn the proposed adjustment and accordingly closed the audit with no material impact to our financial position, results of operations, or cash flows.

Self-funded insurance reserves. As of September 30, 2003, we had approximately $31.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance based on our history of claims experience and time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Legal reserves. As of September 30, 2003, we had approximately $20.2 million in accrued liabilities for litigation for certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2002 Form 10-K and July 2003 Form 8-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities in order to retain management contracts, and to increase our inmate bed capacity for anticipated demand from current and future customers. With lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers.

On September 10, 2003, we announced our intention to expand by 624 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The anticipated cost of the expansion is approximately $22 million and is estimated to be completed during the third quarter of 2004. This expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $19 million, with completion also estimated to occur during the third quarter of 2004. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with the Bureau of Immigration and Customs Enforcement agency (“ICE”) for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $29 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

We currently expect to be able to meet substantially all of our expansion costs, including the completion of construction of the Stewart County Correctional Facility, as well as our working capital and debt service requirements, with cash on hand and net cash provided by operations.

As of September 30, 2003, our liquidity was provided by cash on hand of approximately $68.9 million and $98.1 million available under a $125.0 million revolving credit facility. During the nine months ended September 30, 2003, we generated $157.7 million in cash through operating activities, and as of September 30, 2003, we had net working capital of $65.5 million. We currently expect to be able to meet our cash expenditure requirements for the next year.

Recapitalization

On April 2, 2003, we initiated a series of transactions as described below intended to enhance our capital structure and to provide us with additional financing flexibility that we believe will enable us to more effectively execute our business objectives in the future.

Common Stock Offering. On May 7, 2003, we completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds of approximately $117.0 million after the payment of costs associated with the issuance. A stockholder also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.14 million shares from the selling stockholder. We did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that we may issue from time to time.

Note Offering. Concurrently with the common stock offering, we also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes under a separate prospectus supplement to the universal shelf registration. The new senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature on May 1, 2011. The new senior notes are senior unsecured obligations and are guaranteed by our domestic subsidiaries. At any time on or before May 1, 2006, we may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the new senior notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the new senior notes.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of our $40.0 million 10% convertible subordinated notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of our series B preferred stock that were tendered in the tender offer described below, to redeem shares of our series A preferred stock and to pay-down a portion of our senior bank credit facility.

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

Tender Offer for Series B Preferred Stock. Following the completion of the common stock and notes offerings in May 2003, we purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003. As the result of the repayment of the balance of the remaining outstanding 12% Senior Notes, as further described below, the remaining shares of series B preferred stock are redeemable at any time on or before April 30, 2004 at a price of $24.46 per share plus dividends accrued and unpaid at the redemption date.

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

Payments on and Amendments to our Senior Bank Credit Facility. We used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of our senior bank credit facility. Further, during May 2003, we used cash received from a federal income tax refund to pay-down an additional $32.0 million outstanding under the term loan portion of the senior bank credit facility. In connection with the common stock offering and the notes offering, the requisite lenders under the senior bank credit facility consented to the issuance of the new senior notes and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 million convertible subordinated notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the offer to purchase.

In connection with the consent, we also obtained modification to certain provisions of the senior bank credit facility to generally provide us with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a future increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million at our request (subject to the receipt of lender commitments at the time of the increase), (ii) increasing our ability to incur certain indebtedness, (iii) increasing our permitted annual capital expenditures, and (iv) increasing our ability to assume indebtedness in connection with, and otherwise complete, acquisitions.

On April 3, 2003, Standard & Poor’s upgraded its rating of our senior secured debt to “BB-” from “B+” and our senior unsecured debt to “B” from “B-”. On May 14, 2003, Moody’s Investors Service upgraded its rating of our senior secured debt to “Ba3” from “B1,” our senior unsecured debt to “B1” from “B2,” and our preferred stock to “B3” from “Caa1.”

Repayment of Remaining 12% Senior Notes

In June 2003, pursuant to an offer to purchase the balance of the $10.8 million remaining $100.0 million 12% senior notes due 2006, referred to herein as the 12% Senior Notes, holders of approximately $7.6 million principal amount of the notes tendered their notes at a price of 120% of par. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer to purchase, reducing the remaining amount of 12% Senior Notes outstanding to $3.1 million.

During August 2003, pursuant to the indenture relating to the 12% Senior Notes, we legally defeased the remaining outstanding 12% Senior Notes by depositing with a trustee an amount sufficient to pay the principal and interest on such notes through the maturity date in June 2006, and by meeting certain other conditions required under the indenture. Under the terms of the indenture, the 12% Senior Notes were deemed to have been repaid in full. As a result, we reported a charge of approximately $0.9 million during the third quarter of 2003 associated with the relief of our obligation.

Issuance of New 7.5% Senior Notes

During the third quarter of 2003, we took advantage of a favorable interest rate environment and fixed the interest rate of a substantial portion of our remaining outstanding variable rate debt and extended our debt maturities. On August 8, 2003, we completed the sale and issuance of $200.0 million aggregate principal amount of senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). These notes are referred to herein as the $200 Million Senior Notes. The $200 Million Senior Notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature May 1, 2011. The notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which will be amortized as a reduction to interest expense over the term of the notes. The $200 Million Senior Notes are senior unsecured obligations of ours and are guaranteed by our domestic subsidiaries. Proceeds from the note offering, along with cash on hand, were used to pay-down approximately $240.3 million of the term loan portion of our senior bank credit facility.

Amendment to Senior Bank Credit Facility

In connection with the prepayment in August 2003 of the term loan portion of our senior bank credit facility with proceeds from the issuance of the $200 Million Senior Notes and with cash on hand, we obtained an amendment to our senior bank credit facility. The amendment to the senior bank credit facility provided: (i) an increase in the capacity of the revolving portion of the facility to $125.0 million (increased from $75.0 million), which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008, which replaced the existing term loan portion of the facility. The amended senior bank credit facility is secured by liens on a substantial portion of the net book value of our fixed assets (inclusive of our domestic subsidiaries), and pledges of all of the capital stock of our domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of our domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of our foreign subsidiaries. In addition, the amendment provided for a reduction in interest rates on the term portion of the facility to a base rate plus 1.75% or LIBOR plus 2.75%, at our option, from a base rate plus 2.5% or LIBOR plus 3.5% and, with respect to covenants, provides greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. The interest rates and commitment fee on the revolving portion of the facility were unchanged under terms of the amendment. The amendment also eliminated certain mandatory prepayment provisions.

The credit agreement governing the senior bank credit facility requires us to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. In addition, the senior bank credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the senior bank credit facility contains cross-default provisions with our other indebtedness.

The amendment to the senior bank credit facility and related pay-downs with net proceeds from the issuance of the $200 Million Senior Notes resulted in a charge to expenses associated with refinancing transactions during the third quarter of 2003 of approximately $1.9 million representing the pro-rata write-off of existing deferred loan costs and certain fees paid.

As a result of the completion of our recapitalization and refinancing transactions during 2003, we have significantly reduced our exposure to variable rate debt and now have minimal debt service requirements and no debt maturities on outstanding indebtedness until 2007. At September 30, 2003, our total weighted average effective interest rate was 7.63% and our total weighted average debt maturity was 6.1 years.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2003, was

$157.7 million, compared with $122.2 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, adjustments for various non-cash charges, including primarily the cumulative effect of accounting change in 2002, the change in fair value of derivative instruments, and the charges related to the comprehensive refinancing completed in May 2002 and the expenses associated with debt refinancing and recapitalization transactions completed in 2003, which are reported as financing activities to the extent such charges result from cash payments.

The increase in cash provided by operating activities for the nine months ended September 30, 2003 was due to increased occupancy levels and improved margins and due to a reduction in interest expense, primarily resulting from the refinancing of our senior debt completed in May 2002 and due to lower market interest rates. Additionally, we received payment of $13.5 million from the Commonwealth of Puerto Rico as final payment of all outstanding balances, as well as income tax refunds of $33.7 million, which also resulted in an increase in cash provided by operating activities during the nine months ended September 30, 2003. These increases were partially offset by the payment of $15.5 million of contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, and which was paid in May 2003 in connection with the recapitalization.

Investing Activities

Our cash flow used in investing activities was $75.3 million for the nine months ended September 30, 2003, and was primarily attributable to capital expenditures during the period of $70.7 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility and an increase in our investments in numerous technology initiatives. In addition, cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility. Our cash flow used in investing activities was $3.4 million for the nine months ended September 30, 2002, and was primarily attributable to capital expenditures during the period of $11.9 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million. In addition, we received refunds of restricted cash totaling approximately $5.2 million primarily used as collateral for workers’ compensation claims. We elected to post letters of credit from the revolving loan portion of our senior bank credit facility to replace the collateral on such claims.

Financing Activities

Our cash flow used in financing activities was $78.8 million for the nine months ended September 30, 2003. During January 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of the term loan portion of the facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the term loan portions of the senior bank credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of the 12% Senior Notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% Senior Notes. During August 2003, we completed the sale and issuance of $200.0 million of 7.5% senior notes at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million. The proceeds received from the sale and issuance of the senior notes were offset by the prepayment of $240.6 million on the term loan portion of the senior bank credit facility with proceeds from the sale and issuance of the senior notes and with cash on hand. We also paid $7.7 million in costs primarily associated with the debt refinancing transactions during the third quarter of 2003. We also paid $7.4 million in scheduled principal repayments during the first nine months of 2003, and cash dividends of $11.9 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of a tender offer for our series B preferred stock.

Our cash flow used in financing activities was $63.3 million for the nine months ended September 30, 2002. Proceeds from the issuance on May 3, 2002 of the 9.875% Senior Notes and the new senior bank credit facility were largely offset by the repayment of the old senior bank credit facility and the redemption of substantially all of the 12% Senior Notes. However, we also paid debt issuance costs of $35.4 million in connection with the refinancing, and an additional $8.8 million to terminate an interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our series A preferred stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our old senior bank credit facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our series A preferred stock during each of the second and third quarters of 2002.

Material Commitments

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2003 (in thousands):

	Payments Due By Year Ended December 31,

	2003 (remainder)	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$725	$2,918	$2,934	$2,889	$229,203	$766,171	$1,004,840
Houston Processing Center expansion	1,347	26,989	242	—	—	—	28,578
Operating leases	852	638	91	—	—	—	1,581

Total Contractual
Cash Obligations	$2,924	$30,545	$3,267	$2,889	$229,203	$766,171	$1,034,999

We had $26.9 million of letters of credit outstanding at September 30, 2003 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2003 or 2002.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2001	36	28	4	2	70
Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination/expiration of the management contracts for facilities in Puerto Rico	—	(3)	—	—	(3)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Expiration of the management contract for the Delta Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2002	37	23	3	1	64

Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of September 30, 2003	38	21	3	1	63

Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

We generated net income available to common stockholders of $18.2 million, or $0.47 per diluted share, for the three months ended September 30, 2003, compared with net income available to common stockholders of $11.0 million, or $0.36 per diluted share, for the three months ended September 30, 2002. Contributing to the net income for the three-month period in 2003, as compared to the same period in the previous year, was an increase in operating income of $6.1 million, from $34.7 million during the third quarter of 2002 to $40.8 million during the third quarter of 2003, due to the commencement of operations at our McRae Correctional Facility in December 2002 and the acquisition of the Crowley County Correctional Facility in January 2003, as well as increased occupancy levels and improved margins. Net income available to common stockholders for the three months ended September 30, 2003 was favorably impacted by a reduction in distributions to preferred stockholders during the third quarter of 2003 compared with the third quarter of 2002 resulting from the purchase and redemption of a substantial portion of our preferred stock outstanding in connection with our recapitalization during the second quarter of 2003, partially offset by a $1.1 million increase in interest expense. Weighted average common shares outstanding also increased by 7.0 million shares primarily as a result of the issuance of 6.4 million shares in connection with the recapitalization. Results for the third quarter also included $2.6 million in expenses associated with the debt refinancing transactions completed in August 2003.

During the nine months ended September 30, 2003, we generated net income available to common stockholders of $47.8 million, or $1.36 per diluted share, compared with a net loss available to common stockholders of $66.8 million, or $2.31 per diluted share, for the same period in the previous year. Contributing to the net income for the first nine months in 2003, as compared to the same period in the previous year, was an increase in operating income of $27.2 million, from $96.8 million during the first nine months of 2002 to $124.0 million during the first nine months of 2003. As noted above, the increase was due to the commencement of operations at our McRae Correctional Facility in December 2002 and the acquisition of the Crowley County Correctional Facility in January 2003, as well as increased occupancy levels and improved margins. Contributing to the net loss for the nine-month period in 2002 was a non-cash charge for the cumulative effect of accounting change of $80.3 million, or $2.78 per diluted share, related to the adoption of SFAS 142, in addition to expenses associated with debt refinancing transactions of $36.7 million during the second quarter of 2002. The debt refinancing completed during 2002 also contributed to the reduction in interest expense, from $69.4 million to $56.5 million during the nine-month period in 2003. The cumulative effect of accounting change and the costs of refinancing were partially offset by a cash income tax benefit of $32.2 million during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996 to obtain a refund.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenue per compensated man-day	$50.82	$49.60	$50.89	$49.41
Operating expenses per compensated man-day:
Fixed expense	28.00	27.41	28.10	27.93
Variable expense	10.12	10.50	9.81	10.12

Total	38.12	37.91	37.91	38.05

Operating margin per compensated man-day	$12.70	$11.69	$12.98	$11.36

Operating margin	25.0%	23.6%	25.5%	23.0%

Average compensated occupancy	93.7%	90.2%	92.1%	88.6%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the three months ended September 30, 2003 and 2002, totaled $262.5 million and $238.6 million, respectively, while management and other revenue totaled $765.1 million and $692.9 million, respectively, during the nine months ended September 30, 2003 and 2002. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE, remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated approximately 38.0% and 37.6%, respectively, of our total management revenue for the three and nine months ended September 30, 2003. While the budget difficulties experienced by our state customers present challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term.

Operating expenses totaled $199.7 million and $183.4 million for the three months ended September 30, 2003 and 2002, respectively, while operating expenses for the nine months ended September 30, 2003 and 2002 totaled $575.5 million and $537.3 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three and nine months ended September 30, 2003, salaries and benefits expense increased $13.6 million and $30.8 million, respectively, as compared to the same periods in the prior year. The increase in salaries and benefits expense was primarily due to the arrival of inmates at the McRae Correctional Facility beginning in December 2002 and the purchase of the Crowley County Correctional Facility in January 2003. Salaries and benefits per compensated man-day increased $1.14 per compensated man-day during the third quarter of 2003 as compared to the same quarter in the prior year, while salaries and benefits per compensated man-day increased $0.51 per compensated man-day during the nine months ended September 30, 2003 as compared to the same period in the prior year. The turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We continue to develop strategies to reduce our turnover rate, but we can provide no assurance that these strategies will be successful. In addition, eleven of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially, interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during the three and nine months ended September 30, 2003 as compared with the same periods in 2002. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance provides little protection for a deterioration in claims experience or increasing employee medical costs in general.

We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims, but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, have increased due to several high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expenses in the future.

The reduction in variable operating expenses per compensated man-day to $10.12 and $9.81 per compensated man-day, respectively, during the three and nine months ended September 30, 2003 from $10.50 and $10.12 per compensated man-day, respectively, during the three and nine months ended September 30, 2002 was primarily due to the renegotiation of our contract for food services. The Company decided to outsource food services at almost all of the facilities we operate. Outsourcing our food services to one vendor for substantially all of the facilities we manage generated opportunities to produce economies of scale. We also achieved reductions in inmate medical expenses primarily due to the renegotiation of our management contract for the Correctional Treatment Facility located in the District of Columbia, as well as through the negotiation of a national contract with our pharmaceutical provider and reduced reliance on outsourced nursing.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Owned and Managed Facilities:
Revenue per compensated man-day	$55.02	$54.33	$55.24	$54.65
Operating expenses per compensated man-day:
Fixed expense	29.33	29.29	29.52	29.87
Variable expense	10.68	11.64	10.13	11.32

Total	40.01	40.93	39.65	41.19

Operating margin per compensated man-day	$15.01	$13.40	$15.59	$13.46

Operating margin	27.3%	24.7%	28.2%	24.6%

Average compensated occupancy	89.4%	84.5%	87.6%	82.6%

Managed Only Facilities:
Revenue per compensated man-day	$42.43	$41.52	$42.29	$40.60
Operating expenses per compensated man-day:
Fixed expense	25.34	24.20	25.30	24.67
Variable expense	9.00	8.56	9.16	8.11

Total	34.34	32.76	34.46	32.78

Operating margin per compensated man-day	$8.09	$8.76	$7.83	$7.82

Operating margin	19.1%	21.1%	18.5%	19.3%

Average compensated occupancy	103.8%	102.0%	102.6%	100.8%

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002. Total management and other revenue at this facility was $9.5 million and $26.4 million, respectively, during the three and nine months ended September 30, 2003. As of September 30, 2003 this facility had an actual occupancy of approximately 94%, despite generating revenues at the guaranteed 95% rate. During much of the nine-month period in 2003, we benefited from a relatively low level of operating expenses resulting from lower physical occupancies while generating revenue at the guaranteed occupancy rate. While no revenue was generated by this facility during the nine months of 2002, we incurred $1.0 million and $1.5 million, respectively, of operating expenses during the three and nine months ended September 30, 2002.

Results for the first nine months of 2003 were also favorably impacted by the acquisition, on January 17, 2003, of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, we also assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003.

During the third quarter of 2003, we transferred all of the Wisconsin inmates currently housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so. We currently expect the operational consolidations to have no material impact on our 2003 financial statements. However, long-term, the consolidation will result in certain operational efficiencies.

Additionally, during the second quarter of 2003, the State of Wisconsin approved legislation to open various prison facilities owned by the State. The opening of these facilities is currently expected to lead to a reduction in the number of inmates we house from the State of Wisconsin at our Diamondback Correctional Facility and our Prairie Correctional Facility, totaling approximately 2,100 inmates at September 30, 2003. However, given the uncertainty regarding the exact timing of the openings, and the extent of Wisconsin inmate population growth between now and the time of such openings, it is difficult to estimate the impact on the Company’s financial statements.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in the Whiteville Correctional Facility. Total management revenue increased during the three and nine month periods ended September 30, 2003 from the comparable periods in 2002, by $2.8 million and $7.2 million, respectively, at this facility.

Due to a combination of rate increases and/or an increase in population at seven of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,338-bed Prairie Correctional Facility, 1,232-bed San Diego Correctional Facility, 910-bed Torrance County Detention Facility, 483-bed Leavenworth Detention Center, and 480-bed Webb County Detention Center, primarily from the BOP, the USMS, the ICE, and the State of Wisconsin in the case of Prairie Correctional Facility, total management and other revenue increased during the three and nine month periods ended September 30, 2003 from the comparable periods in 2002, by $7.2 million and $28.1 million, respectively, at these facilities.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi pursuant to an emergency contract authorized by the governor and the Alabama Department of Corrections to aid the State’s corrections agency in relieving its overcrowded system that is under court order. We began housing inmates pursuant to this management contract in July 2003. The contract is intended to be short-term in nature while Alabama prepares a longer term Request for Proposal for this inmate population. However, due to the close proximity to Alabama, we believe our otherwise substantially idle Tallahatchie County Correctional Facility, for which construction was completed in 2000, represents an ideal long-term solution in meeting Alabama’s growing demand for prison capacity. Nevertheless, we can provide no assurance that we will be awarded the contract that is expected to result from the Request for Proposal.

Fixed expenses per compensated man-day for our owned and managed facilities increased slightly from $29.29 during the third quarter of 2002 to $29.33 for the third quarter of 2003, but decreased from $29.87 during the nine-month period in 2002 to $29.52 during the nine-month period in 2003. The aforementioned increase in fixed operating expenses for salaries and benefits and insurance across the portfolio of facilities we manage was partially offset by decreases in property tax expenses of $2.5 million for the three- and nine-month periods of 2003, compared with the same periods in

2002, or a decrease of $0.93 per compensated man-day for the three-month period and a decrease of $0.44 per compensated man-day for the nine-month period. The decrease in property tax expense was the result of the successful settlement during the third quarter of 2003 of a property tax dispute at our Northeast Ohio Correctional Center.

Variable expenses per compensated man-day for our owned and managed facilities decreased from $11.64 during the third quarter of 2002 to $10.68 for the third quarter of 2003, and from $11.32 during the nine-month period in 2002 to $10.13 during the nine-month period in 2003. The aforementioned decrease in variable expenses for reduced food and medical expenses across the portfolio of facilities we manage was net of an increase in variable expenses for an increase in litigation expenses during the three- and nine-month periods of 2003, compared with the same periods in the prior year, of approximately $1.8 million and $5.7 million, respectively, or $0.43 and $0.56 per compensated man-day, respectively, at certain of our owned facilities for legal proceedings in which we are involved. The increase in litigation expense during the three-month period resulted from an increase in our overall exposure to outstanding litigation. The amount of the increase during the nine-month period reflected the settlement during the first quarter of 2002 of a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reversal of litigation expenses during the first quarter of 2002 of approximately $1.3 million.

We currently house approximately 2,250 adult male inmates for the Texas Department of Criminal Justice, or the TDCJ, at two of our owned pre-parole transfer facilities located in Texas. Our contracts with the TDCJ for these facilities will expire in February 2004. Rather than renew the contracts pursuant to their renewal provisions, the TDCJ has issued a Request for Proposal, or RFP, that covers substantially all inmates currently housed in these facilities. (As further described below, the TDCJ has also issued an RFP and awarded contracts for its inmates housed in the several privately operated state jails and correctional centers located in the state of Texas, including at two facilities we manage but do not own.) The TDCJ has indicated that the purpose of the RFP is to establish consistent terms and scope of services among all of the TDCJ’s contracts with private operators. We have submitted our response to the RFP, which was due in October 2003; however, a final date for the awards has not yet been set. We expect to continue to operate the two Texas facilities pursuant to our contracts with the TDCJ through the completion of the RFP process. We will be competing with other prison operators who respond to the RFP, including other private prison operators and, potentially, government operators. No assurance can be given that we will be awarded any contracts by the TDCJ to house the inmates subject to our existing contracts or any additional inmates, or that any contracts we do obtain will be on terms comparable to our existing contracts. The failure to obtain contracts from the TDCJ on terms comparable to our existing contracts could significantly reduce our revenues and operating income, and, accordingly, could have a material adverse effect on our results of operations and cash flows. In the event the TDCJ does not renew our management contracts for either of these facilities, we can provide no assurance that we will be able to replace the revenue lost at these facilities.

Managed-Only Facilities

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility during October of 2002. However, the State of Mississippi agreed to expand the management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. Total management and other revenue at Delta Correctional Facility was $1.9 million and $6.3 million, respectively, during the three and nine months ended September 30, 2002, while we incurred $1.9 million and $6.9 million, respectively, in operating expenses during the same period.

In November 2003, the Texas Department of Criminal Justice, or the TDCJ, awarded us contracts to manage a total of 8,315 beds in seven state correctional facilities, one of which contains 1,001 beds that we currently manage, as part of a RFP process. The new management contracts are expected to become effective mid-January, 2004. As part of this RFP, the TDCJ did not award us the contract for the continued management of a 1,000-bed correctional facility located in Venus, Texas, that we currently operate. We expect to continue to manage this facility until mid-January, 2004. While we expect the management of an incremental 6,314 beds at these facilities to contribute to additional revenues and operating income during 2004, because the pricing of our bid for the management of these facilities took into consideration the volume of potential business to be generated from such a bid, we currently expect the operating margins on these facilities to be lower than the existing margins from our managed-only business.

We currently house approximately 1,380 adult male inmates for the State of Florida, Correctional Privatization Commission, or the CPC, at two of our managed-only facilities in Florida. Our contracts with the CPC expire in June 2004. Rather than renew the contracts pursuant to their renewal provisions, in September 2003 the CPC issued an Invitation to Negotiate, or ITN, that covered substantially all inmates housed in three privately operated prisons located in the State of Florida, including one facility managed by another private prison operator. Responses to the ITN are due in December 2003, and final awards are expected to be made in 2004. We expect to continue to operate the two Florida facilities pursuant to our contacts with the CPC through the completion of the ITN process. We will be competing with other prison operators who respond to the ITN, including other private prison operators and, potentially, government operators. No assurance can be given that we will be awarded any contracts by the CPC to house the inmates subject to our existing contracts or any additional inmates, or that any contracts we do obtain will be on terms comparable to our existing contracts. The failure to obtain contracts from the CPC on terms comparable to our existing contracts could significantly reduce our revenues and operating income and, accordingly, could have a material adverse effect on our results of operations and cash flows. Our revenues and operating income, however, could increase in the future if we are successful in securing an award for additional inmates or for the facility we do not manage.

Rental revenue

Rental revenue was $0.9 million for both the three months ended September 30, 2003 and 2002. Rental revenue for each of the nine month periods ended September 30, 2003 and 2002 was $2.8 million. Rental revenue was generated from leasing three correctional and detention facilities to governmental agencies and other private operators.

General and administrative expense

For the three months ended September 30, 2003 and 2002, general and administrative expenses totaled $9.8 million and $8.1 million, respectively, while general and administrative expenses totaled $29.4 million and $23.7 million, respectively, during the nine months ended September 30, 2003 and 2002. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the periods in 2002 primarily due to an increase in salaries and benefits, combined with an increase in professional services, during 2003 compared with 2002.

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

Depreciation and amortization

For the three months ended September 30, 2003 and 2002, depreciation and amortization expense totaled $13.2 million and $13.3 million, respectively, while depreciation and amortization expense totaled $39.1 million and $37.9 million, respectively, for the nine months ended September 30, 2003 and 2002. The change in depreciation and amortization for the three and nine month periods primarily resulted from an increase in depreciation for the acquisition of the Crowley County Correctional Facility in January 2003, and due to placing into service in December 2002 our McRae Correctional Facility, partially offset by an increase in the amortization of a liability relating to contract values established in connection with certain mergers completed in 2000.

Interest expense, net

Interest expense is reported net of interest income for the three and nine months ended September 30, 2003 and 2002. Gross interest expense was $20.0 million and $19.3 million, respectively, for the three months ended September 30, 2003 and 2002, and gross interest expense was $59.1 million and $72.8 million, respectively, for the nine months ended September 30, 2003 and 2002. Gross interest expense is based on outstanding indebtedness, net settlements on certain derivative instruments, and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year was primarily attributable to the comprehensive refinancing of our senior indebtedness completed on May 3, 2002, which resulted in a decrease in the interest rate spread on our senior bank credit facility and the redemption of a significant portion of our 12% Senior Notes. Further, the recapitalization and refinancing transactions completed during the second and third quarters of 2003 resulted in the elimination of the regular and contingent interest associated with the convertible subordinated notes held by MDP, a further reduction in the interest rate spread on the term portion of our senior bank credit facility, a reduction in the interest rate on our $30.0 million convertible subordinated notes, and the repayment of the remaining balance of our 12% Senior Notes, partially offset by additional borrowings used to repurchase and redeem a substantial portion of our preferred stock. Interest expense also decreased due to the termination of an interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment.

Gross interest income was $0.9 million and $1.3 million, respectively, for three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, gross interest income was $2.6 million and $3.4 million, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Expenses associated with debt refinancing and recapitalization transactions

For the three months ended September 30, 2003, expenses associated with refinancing and recapitalization transactions were $2.6 million. For the nine months ended September 30, 2003 and 2002, expenses associated with refinancing and recapitalization transactions were $6.7 million and $36.7 million, respectively. Charges during the third quarter of 2003 primarily resulted from the write-off of existing deferred loan costs associated with the repayment of the term loan portion of our senior bank credit facility made with proceeds from the issuance of the $200 Million Senior Notes, premiums paid to defease the remaining outstanding 12% Senior Notes, and certain fees paid to amend the term portion of our senior bank credit facility. Charges during the second quarter of 2003 included expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of our senior bank credit facility made with proceeds from the common stock and note offerings, a tender premium paid to the holders of the 12% Senior Notes who tendered their notes to us at a price of 120% of par, and fees associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

As a result of the early extinguishment of our old senior bank credit facility and the redemption of substantially all of the 12% Senior Notes in May 2002, we recorded charges of $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing.

Change in fair value of derivative instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, we have reflected in earnings the change in the estimated fair value of an interest rate swap agreement during the three and nine months ended September 30, 2002. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a non-cash charge of $0.6 million and a non-cash gain of $2.8 million, respectively, for the change in fair value of the swap agreement for the three and nine months ended September 30, 2002, which included $0.6 million and $1.9 million, respectively, for amortization of the transition adjustment, or the cumulative reduction in the fair value of the swap from its inception to the date we adopted SFAS 133 on January 1, 2001. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the old senior bank credit facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of approximately $8.8 million. In accordance with SFAS 133, we continued to amortize the unamortized portion of the transition adjustment as a non-cash expense, through December 31, 2002. The new senior bank credit facility obtained in May 2002 required us to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, we entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. We paid a premium of $1.0 million to enter into the interest rate cap agreement. We expect to amortize this premium into interest expense as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. We have met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement is marked to market each reporting period, and the change in the fair value of the interest rate cap agreement, amounting to $144,000 during the nine months ended September 30, 2003, is reported through other comprehensive income in the statement of stockholders’ equity. The cap agreement was estimated to have no value at September 30, 2003. There can be no assurance that the interest rate cap agreement will be effective in mitigating our exposure to interest rate risk in the future, or that we will be able to continue to meet the hedge accounting criteria under SFAS 133.

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

Income tax expense

We incurred income tax expense for the three and nine months ended September 30, 2003 of $0.3 million and $0.1 million, respectively. During the three and nine months ended September 30, 2002, we generated an income tax benefit of approximately $0.4 million and $33.3 million, respectively. The income tax benefit during the nine months ended September 30, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002,” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of approximately $32.2 million during the first quarter of 2002, which was received in April 2002.

As of September 30, 2003, our net deferred tax assets totaled approximately $90.2 million. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Since the change in tax status in connection with our comprehensive restructuring in 2000, as further described in the 2002 Form 10-K, and as of September 30, 2003, we have provided a valuation allowance to reserve the deferred tax assets in accordance with SFAS 109. The valuation allowance was recognized based on the weight of available evidence indicating that it was more likely than not that the deferred tax assets would not be realized. This evidence primarily consisted of, but was not limited to, cumulative operating losses.

Our assessment of the valuation allowance could change in the future based upon our actual and projected taxable income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. To the extent no valuation allowance is established for our deferred tax assets, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes. Based upon our current and projected taxable income, we expect to remove a substantial portion of the valuation allowance at December 31, 2003, which would result in a significant non-cash reduction in income tax expense reported during the fourth quarter of 2003.

The use of our current net operating loss carryforwards, which could be used to offset future taxable income, may be subject to annual limitations under the Internal Revenue Code as a result of the aforementioned recapitalization transactions or otherwise. Any such limitations in the future could require us to pay federal income taxes, resulting in an income tax provision to the extent paid.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. During the nine months ended September 30, 2002, these facilities generated total revenue of $7.9 million and incurred total operating expenses of $7.4 million. The Company recorded a non-cash charge of approximately $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility, which occurred on August 6, 2002. During the three and nine months ended September 30, 2002, this facility generated total revenue of $2.2 million and $12.3 million, respectively, and incurred total operating expenses of $2.7 million and $9.7 million, respectively.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for approximately $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes. This facility generated rental income of $0.4 million during the nine months ended September 30, 2002.

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida. During the three months ended September 30, 2002, the facility generated $1.2 million of total revenue and incurred total operating expenses of $1.0 million. During the nine months ended September 30, 2003 and 2002, the facility generated total revenue of $0.8 million and $3.6 million, respectively, and incurred total operating expenses of $0.7 million and $3.0 million, respectively. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract. Accordingly, we terminated our operation of the facility on March 22, 2003 in connection with the expiration of the contract. During the three months ended September 30, 2002, the facility generated $5.1 million of total revenue and incurred total operating expenses of $4.7 million, respectively. During the nine months ended September 30, 2003 and 2002, the facility generated total revenue of $4.6 million and $15.2 million, respectively, and incurred total operating expenses of $5.3 million and $14.1 million, respectively. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

Distributions to preferred stockholders

For the three months ended September 30, 2003 and 2002, distributions to preferred stockholders totaled $0.8 million and $5.3 million, respectively, while distributions to preferred stockholders totaled $14.4 million and $15.6 million, respectively, during the nine months ended September 30, 2003 and 2002.

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

Also during the second quarter of 2003, we redeemed 4.0 million, or approximately 93%, of our 4.3 million shares of outstanding series A preferred stock at a price of $25.00 per share plus accrued dividends to the redemption date as part of the recapitalization. Dividends continued to accrue on the shares redeemed at the face rate of 8% through the redemption date on June 6, 2003. The redemption resulted in the reduction in series A preferred stock dividends in the second and third quarters of 2003 as compared to the same quarters in the prior year. Dividends will continue to accrue on the remaining outstanding shares of series A preferred stock at the rate of 8% per year of the stated value of $25.00, and are payable quarterly in arrears in cash.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.

During the second quarter of 2002, prior to the required adoption of SFAS 145, we reported an extraordinary charge of approximately $36.7 million associated with the refinancing of our senior debt in May 2002. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. We adopted SFAS 145 on January 1, 2003. Accordingly, the extraordinary charge reported in the second quarter of 2002 was reclassified to a component of income (loss) from continuing operations in the statement of operations for the nine months ended September 30, 2002.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” or SFAS 148. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIE’s created before February 1, 2003.

We have determined that a joint venture, Agecroft Prison Management, Ltd., or APM, which was entered into by a wholly-owned subsidiary, is a VIE, of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which totaled $5.4 million, including accrued interest, as of September 30, 2003. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with our financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. SFAS 150 became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial statements.

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

Our primary market risk exposure is to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our senior bank credit facility. The interest on the senior bank credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2003, our interest expense would have been increased or decreased by approximately $1.0 million and $4.1 million, respectively, including the effects of our interest rate cap agreement discussed below.

As of September 30, 2003, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed rate of 7.5%, $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%, $7.5 million of series A preferred stock with a fixed dividend rate of 8.0% and $23.5 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

In order to satisfy a requirement of the senior bank credit facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these investments.

Our exposure to foreign currency exchange rate risk relates to our Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At September 30, 2003, the receivables due to us and denominated in British pounds totaled 3.3 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.5 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.5 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

ITEM 4.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have been materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 12 to the financial statements included in Part I.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Notes 8 and 9 to the financial statements included in Part I.

Pursuant to the provisions of the Company’s Non-Employee Directors’ Compensation Plan, on September 30, 2003, the Company issued an aggregate of 519 shares of its common stock to three non-employee directors of the Company. The shares were issued in lieu of the payment of a portion of such directors’ quarterly cash director fees, based on a Fair Market Value (as defined in the plan) of the shares of $24.54 per share. The shares issued under the plan on September 30, 2003 are not registered under the Securities Act.

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

Consistent with the foregoing requirements, during the third quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with filing certain statements with the SEC. During the third quarter, the Company’s Audit Committee also pre-approved non-audit services to be provided by Ernst & Young comprised of: (1) tax compliance; (2) tax consulting; and (3) the purchase of accounting research software.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15 and 15d-15, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15 and 15d-15, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed with the SEC during the period July 1, 2003 through September 30, 2003:

(1)	Filed July 24, 2003 (earliest event July 17, 2003) reporting in Item 5., the reissuance of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the two years ended December 31, 2002 to reclassify the operations of two of its facilities as discontinued, in accordance with SFAS 144, as well as the reclassification of an extraordinary charge recorded in 2002 to a component of income (loss) from continuing operations before cumulative effect of accounting change, in accordance with SFAS 145.

(2)	Filed July 25, 2003 (earliest event July 24, 2003) reporting in Item 9., the issuance of a press release announcing the Company’s intention to issue through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act up to $275.0 million in aggregate principal amount of senior notes due 2013, and in a separate announcement, that the Company expects to meet 2003 second quarter and full year guidance previously announced and that the Company is seeking certain amendments to its senior secured credit facility.

(3)	Filed July 30, 2003 (earliest event July 30, 2003) reporting in Item 9., the issuance of a press release announcing the pricing of an offering of $200.0 million aggregate principal amount of the Company’s 7.5% senior notes due 2011 to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

(4)	Filed August 6, 2003 (earliest event August 6, 2003) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the second quarter ended June 30, 2003.

     The following reports on Form 8-K were filed with the SEC subsequent to September 30, 2003 and prior to the date of this report:

(1)	Filed November 5, 2003 (earliest event November 5, 2003) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: November 13, 2003

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer