Form 10-K
period 2003-12-31
CORRECTIONS CORP OF AMERICA
filed 2004-03-12
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $849,277,386 as of June 30, 2003, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on March 1, 2004 was 35,066,960.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders currently scheduled to be held on May 13, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.
ITEM 1. BUSINESS
Overview
Operations
Facility Portfolio
Business Development
Competitive Strengths
Business Strategy
The Corrections and Detention Industry
Government Regulation
Insurance
Employees
Competition
Risk Factors
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Market Price of and Distributions on Capital Stock
Dividend Policy
Recent Issuances of Unregistered Securities
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
RECENT ACCOUNTING PRONOUNCEMENTS
INFLATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX OF EXHIBITS
EX-10.15 AMENDED & RESTATED 1997 INCENTIVE PLAN
EX-10.20 AMENDED & RESTATED 2000 INCENTIVE PLAN
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2003

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

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

PART I

ITEM 1. BUSINESS

Overview

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and four states. At December 31, 2003, we owned 41 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. At December 31, 2003, we operated 59 facilities, including 38 facilities that we owned, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia. During January 2004, we also began operating six additional correctional facilities and ceased operating one, all owned by the State of Texas, increasing the total number of facilities under our operation to 64, with a total design capacity of approximately 65,000 beds.

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

Our website address is www.correctionscorp.com. We make our Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report.

Operations

Management and Operation of Facilities

Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2003, 2002, and 2001, federal correctional and detention authorities represented 37%, 33%, and 30%, respectively, of our total revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the Bureau of Immigration and Customs Enforcement, or ICE (formerly the Immigration and Naturalization Service, or INS).

Our management services contracts typically have terms of one to five years, and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.

We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2003, 2002, and 2001, the average compensated occupancy, based on rated capacity, of our facilities was 92.9%, 89.1%, and 88.0%, respectively, for all of the facilities we owned or managed, exclusive of those discontinued. From a capacity perspective, we currently have three facilities, our Northeast Ohio Correctional Center, North Fork Correctional Facility, and Tallahatchie County Correctional Facility, that are substantially vacant. We also have a facility with approximately 1,500 beds located in Stewart County, Georgia, which is under construction and is expected to be completed during the third quarter of 2004.

We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 81% of the facilities we operated at December 31, 2003 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of professionals in the corrections industry that establish standards by which a correctional institution may gain accreditation.

Operating Procedures

Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security and supervision of the offenders. We also provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire General Education Development, or GED, certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Craft Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and to several foreign countries. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our LifeLine and Strategies for Change programs. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders. Our faith-based and religious programs offer all offenders the opportunity to practice their spiritual beliefs and these programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction and post incarceration services to offenders. We believe these programs reduce recidivism.

We operate our facilities in accordance with company-wide policies and procedures and the standards and guidelines established by the ACA. The ACA believes its standards safeguard the life, health and safety of offenders and personnel and, accordingly, these standards are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry’s most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food services, inmate supervision and physical plant requirements. We have sought and received ACA accreditation for 48 of the facilities we managed as of December 31, 2003, and we intend to apply for ACA accreditation for all of our eligible facilities. The accreditation process is usually completed 18 to 24 months after a facility is opened.

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

Facility Portfolio

General

Our facilities can generally be classified according to the level(s) of security at such facility. Minimum security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter and some form of external patrol. Maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol. Multi security facilities are facilities with various areas encompassing either minimum, medium or maximum security. Non-secure facilities are juvenile facilities having open housing that inhibit movement by their design. Secure facilities are juvenile facilities having cells, rooms, or dormitories, a secure perimeter and some form of external patrol.

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to prisoners being detained by the ICE, prisoners who are awaiting trial who have been charged with violations of federal criminal law, who are in the custody of the USMS, or state criminal law, and prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less.

•	Leased Facilities. Leased facilities are facilities that are within one of the above categories and that we own but do not manage.

Facilities and Facility Management Contracts

We own 41 correctional, detention and juvenile facilities in 14 states and the District of Columbia, three of which we lease to other operators, and one additional facility which is not yet in operation. We also own two corporate office buildings. A substantial portion of our property and equipment has been pledged to secure borrowings under our senior secured credit facility. Additionally, we currently manage 26 correctional and detention facilities owned by government agencies. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to another operator, the term of such lease. We have a number of management contracts and leases that expire in 2004 (or have expired) with no remaining renewal options. We continue to operate, and expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	May 2004	(4) 1 year

Eloy Detention Center Eloy, Arizona	BOP, ICE	1,500	Medium	Detention	February 2004	(5) 1 year

Florence Correctional Center Florence, Arizona	State of Alaska	1,600	Multi	Correctional	June 2004	—

California City Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2004	(6) 1 year

San Diego Correctional Facility (D) San Diego, California	ICE	1,232	Minimum/ Medium	Detention	December 2004	—

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2004	(1) 1 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,200	Medium	Correctional	June 2004	(1) 1 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2004	(1) 1 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2004	(1) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	July 2004	(15) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	December 2005	(7) 1 year

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	July 2004	(15) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	483	Maximum	Detention	December 2004	(1) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Lee Adjustment Center Beattyville, Kentucky	Commonwealth of Kentucky	756	Minimum/ Medium	Correctional	May 2005	(2) 2 year

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	790	Minimum	Correctional	December 2007	(3) 2 year

Otter Creek Correctional Center Wheelwright, Kentucky	State of Indiana	656	Minimum/ Medium	Correctional	January 2011	—

Prairie Correctional Facility Appleton, Minnesota	State of Wisconsin	1,338	Medium	Correctional	December 2005	(2) 1 year

Tallahatchie County Correctional Facility (G) Tutwiler, Mississippi	State of Alabama	1,104	Medium	Correctional	Indefinite (H)	—

Crossroads Correctional Center (I) Shelby, Montana	State of Montana	512	Multi	Correctional	June 2005	(7) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,072	Medium	Correctional	September 2004	(6) 1 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2004	(1) 1 year

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center (J) Youngstown, Ohio	—	2,016	Medium	Correctional	—	—

Cimarron Correctional Facility (K) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	January 2004	—

Davis Correctional Facility (K) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	January 2004	—

Diamondback Correctional Facility Watonga, Oklahoma	State of Hawaii	2,160	Medium	Correctional	June 2004	—

North Fork Correctional Facility (L) Sayre, Oklahoma	—	1,440	Medium	Correctional	—	—

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	February 2004	(3) 1 year

Shelby Training Center (M) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility (N) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	September 2005	(2) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	February 2007	(4) 1 year

Eden Detention Center Eden, Texas	BOP	1,225	Medium	Correctional	April 2004	—

Houston Processing Center Houston, Texas	ICE	411	Medium	Detention	September 2004	(4) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	March 2004	(2) 3 month

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	August 2005	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	February 2007	(4) 1 year

T. Don Hutto Correctional Center Taylor, Texas	ICE	480	Minimum	Correctional	May 2004	(2) 2 year

D.C. Correctional Treatment Facility (O) Washington, D.C.	District of Columbia	866	Medium	Detention	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2004	(1) 2 year

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	677	Multi	Detention	September 2006	—

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	400	Multi	Detention	September 2005	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	896	Minimum/ Medium	Correctional	June 2004	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	302	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	350	Secure	Correctional	June 2004	(1) 2 year

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2005	—

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	670	Multi	Detention	November 2005	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	September 2006	(1) 2 year

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	January 2004	(1) 2 year

Southern Nevada Women’s Correctional Center (P) Las Vegas, Nevada	State of Nevada	500	Multi	Correctional	October 2004	3 year indefinite

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	January 2004	(1) 1 year

David L. Moss Criminal Justice Center Tulsa, Oklahoma	Tulsa County, Oklahoma	1,440	Multi	Detention	June 2005	(2) 1 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	784	Multi	Detention	September 2004	(3) 4 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,506	Medium	Correctional	June 2005	(1) 2 year

Tall Trees Memphis, Tennessee	Shelby County, Tennessee	63	Non-secure	Juvenile	Indefinite	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	July 2006	(2) 1 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	July 2005	(1) 2 year

B. M. Moore Correctional Center (Q) Overton, Texas	State of Texas	500	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Bartlett State Jail (Q) Bartlett, Texas	State of Texas	962	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Bradshaw State Jail (Q) Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Dawson State Jail (Q) Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Diboll Correctional Center (Q) Diboll, Texas	State of Texas	518	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Liberty County Jail/Juvenile Center Liberty, Texas	Liberty County, Texas	380	Multi	Detention	January 2005	(2) 1 year

Lindsey State Jail (Q) Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Willacy State Jail (Q) Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	June 2004	—

Queensgate Correctional Facility Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/Leased	February 2005	(2) 1 year

Community Education Partners (R) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of sentenced inmates each facility is designed to accommodate. Facilities housing detainees may exceed the design capacity for sentenced inmates due to the lower level of services required. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per-diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of prisoner populations in a particular facility on December 31, 2003. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period.

(H)	On January 13, 2004, we received notice from the Alabama Department of Corrections that it would withdraw all of its inmates housed at the Tallahatchie County Correctional Facility. The inmates had been housed at this facility under a temporary emergency agreement to provide the State of Alabama immediate relief to its overcrowded prison system. All of the inmates were removed from the facility during the first quarter of 2004.

(I)	The State of Montana has an option to purchase the facility at fair market value generally at any time during the term of the contract.

(J)	All inmates were transferred out of this facility during 2001 due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders under the custody of the BOP by the end of 2001.

(K)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(L)	All of the Wisconsin inmates housed at the North Fork Correctional Facility were transferred to the Diamondback Correctional Facility in order to satisfy a contractual provision mandated by the State of Wisconsin. Upon completion of the inmate transfers, North Fork Correctional Facility was closed and will remain closed for an indefinite period of time. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that are available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so.

(M)	Upon the conclusion of the thirty-year ground lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(N)	The State of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(P)	On February 20, 2004, we provided notice to the Nevada Department of Corrections that we do not intend to renew our contract to manage this facility upon expiration of the contract.

(Q)	On November 10, 2003, we announced that the Texas Department of Criminal Justice awarded us contracts to manage a total of 8,315 beds in seven state correctional facilities as part of a procurement re-bid process. Bartlett State Jail, which we operated prior to the announcement, was included as one of the seven facilities awarded to us. The contracts became effective January 15, 2004.

(R)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.

Facilities Under Construction or Development. On September 10, 2003, we announced our intention to expand by 594 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The anticipated cost of the expansion is approximately $22.0 million and is estimated to be completed during the third quarter of 2004. This expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility. We also announced on September 10, 2003 our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $22.0 million, with completion also estimated to occur during the third quarter of 2004. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects.

Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $29.0 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced our intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The anticipated cost of the expansion is approximately $6.2 million and is estimated to be completed during the first quarter of 2005. Upon completion of the expansion, the Florence Correctional Center will have a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from each of these customers.

During January 2004, we also announced the signing of a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we will expand this facility by 256 beds from its current design capacity of 483 beds, increasing its total design capacity to 739 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand this facility is approximately $10.4 million, with completion estimated to occur during the fourth quarter of 2004.

Business Development

General

We are currently the nation’s largest provider of outsourced correctional management services. We manage approximately 50% of all beds under contract with private operators of correctional and detention facilities in the United States.

Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS, and the ICE. The BOP and USMS were our only customers that accounted for 10% or more of our total revenue, generating 16% and 14%, respectively, of total revenue in 2003, 14% and 12%, respectively, in 2002, and 13% and 9%, respectively, in 2001. Contracts at the federal level generally offer more favorable contract terms. For example, certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We manage approximately 50% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. We believe that we benefit from certain economies of scale in purchasing power for food services, health care services and other supplies.

Available Beds Within Our Existing Facilities. We currently have three facilities, our Northeast Ohio Correctional Center, North Fork Correctional Facility, and Tallahatchie County Correctional Facility, that are substantially vacant and provide us with approximately 4,500 available beds. We believe, depending on the customers’ needs, we can put the beds available at these three facilities into operation with modest capital outlays. We also have an additional facility located in Stewart County, Georgia, which is partially complete. This facility, which is expected to be completed during the third quarter of 2004, will bring approximately 1,500 additional beds on-line. In addition to the Northeast Ohio Correctional Center, North Fork Correctional Center, Tallahatchie County Correctional Facility, and the Stewart County Correctional Facility, which provide an aggregate of approximately 6,000 available beds, as of December 31, 2003, we had a total of five facilities that had 200 or more beds available at each facility, which we believe provides further potential for increased cash flow.

Diverse, High Quality Customer Base. We provide services under management contracts with a diverse client base of approximately 50 different customers that generally have credit ratings of single-A or better. In addition, with average inmate lengths of stay between three and five years and a majority of our contracts having terms between one and five years, our revenue base is relatively predictable and stable.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to significantly improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, our average occupancy has increased from 84.8% in 2000 to 95.4% during the fourth quarter of 2003, while our average inmate per diem operating margin increased from $8.29 to $13.39 during the same period.

Financial Flexibility. As of December 31, 2003, we had cash on hand of $84.2 million and $97.7 million available under a $125.0 million revolving credit facility. During the year ended December 31, 2003, we generated $202.8 million in cash through operating activities, and as of December 31, 2003, we had net working capital of $133.6 million. In addition, we have an effective “shelf” registration statement under which we may issue up to $279.6 million in equity or debt securities, preferred stock and warrants. The “shelf” registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Further, as a result of the completion of our recapitalization and refinancing transactions during 2003 and 2002, we have significantly reduced our exposure to variable rate debt, lowered our after tax interest and dividend obligations associated with our outstanding debt and preferred stock, further increasing our cash flow, and now have no debt maturities on outstanding indebtedness until 2007. Also as a result of the completion of these capital transactions, covenants under our senior secured credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. At December 31, 2003, our total weighted average effective interest rate was 7.74% and our total weighted average debt maturity was 5.9 years.

Business Strategy

Our primary business strategy is to provide quality corrections services, offer a compelling value, increase occupancy and revenue, and further rationalize our capital structure, while maintaining our position as the leading owner, operator and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers.

Own and Operate High Quality Correctional and Detention Facilities. We believe that our clients choose an outsourced correctional services provider based primarily upon the quality of the service provided. Approximately 81% of the facilities we operated as of December 31, 2003 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. The quality of our operations is further illustrated by the fact that for the three years ended December 31, 2003, we had an escape ratio at our adult prison facilities that was less than one-twentieth of the national average for adult prisons (according to the 2002 Corrections Yearbook published by the Criminal Justice Institute). We have experienced wardens managing our facilities, with an average of over 22 years of corrections experience and an average tenure of almost eight years with us.

Offer Compelling Value. We believe that our clients also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our clients by reducing their correctional services costs. We attempt to accomplish this through improving operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) outsourcing the purchase of food products and services nationwide; (3) improving inmate management, resource consumption and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. We also intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.

Increase Occupancy. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. Our management team is pursuing a number of initiatives intended to increase occupancy through obtaining new and additional contracts. We are also focused on renewing and enhancing the terms of our existing contracts. Given our significant number of available beds, we believe we can increase operating cash flow from increased occupancy without incurring significant capital expenditures. In addition, we have begun to expand several of our existing facilities and will consider additional expansion opportunities or the development or purchase of new prison facilities that we believe have favorable investment returns and increase value to our stockholders.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths and business strategy. The key reasons for this outsourcing trend include:

Growing United States Prison Population. The average annual growth rate of the prison population in the United States between December 1995 and December 2002 was 3.6%. The growth rate declined somewhat to 2.6% for the year ended December 31, 2002, with the sentenced state prison population rising by 2.4%. However, for the year ended December 31, 2002, the sentenced prison population for the federal government rose 4.8%. During 2002, the number of federal inmates increased 5.8%. Federal agencies are collectively our largest customer and accounted for 37% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2003. Further growth is expected to come from increased focus and resources by the Department of Homeland Security dedicated to illegal immigration, stricter sentencing guidelines, longer prison sentences and prison terms for juvenile offenders, as well as the growing demographic of the 18 to 24 year-old at-risk population. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction, and incarceration.

Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2002, at least 25 states and the federal prison system reported operating at or above capacity. The federal prison system was operating at 33% above capacity at December 31, 2002.

Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2002 was approximately 94,000. At December 31, 2002, 12.4% of all federal inmates and 5.8% of all state inmates were held in private facilities. Seven states, all of which are our customers, housed at least 20% of their prison population in private facilities as of December 31, 2002 – New Mexico (43%), Alaska (31%), Wyoming (30%), Montana (29%), Oklahoma (28%), Hawaii (25%), and Idaho (20%).

Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity. In addition, contracting with a private operator allows governmental agencies to add beds without making significant capital investment or incurring new debt. We believe these advantages translate into significant cost savings for government agencies. The President’s fiscal 2005 budget places a moratorium on new prison construction while promoting more aggressive BOP contracting with state, local, and private sector prison providers. We believe these views can lead to opportunities for our growth.

Government Regulation

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, we have been subject to these laws, ordinances and regulations as the result of our, and our subsidiaries’, operation and management of correctional and detention facilities. The cost of complying with environmental laws could materially adversely affect our financial condition and results of operations.

Phase I environmental assessments have been obtained on substantially all of the facilities we currently own. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of such facilities, review of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environment assessment reports do not reveal any environmental contamination that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. In addition, environmental conditions on properties we own may affect the operation or expansion of facilities located on the properties.

Business Regulations

The industry in which we operate is subject to extensive federal, state and local regulations, including educational, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. We may not always successfully comply with these regulations and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates. Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, there can be no assurance that future legislation would not have such an effect.

Americans with Disabilities Act

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

Health Insurance Portability and Accountability Act of 1996

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance. Certain regulations promulgated by HIPAA become effective in April 2003 and require health care providers to institute physical and procedural safeguards to protect the health records of patients and insureds. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive standardized health care information. These regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.

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

Insurance expense represents a significant component of our operating expenses. Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in overall claims experience. We continue to incur increasing insurance expense due to adverse claims experience and rising health care costs in general. We are developing a strategy to improve the management of our future loss claims but can provide no assurance that this strategy will be successful. Additionally, since the terrorist attacks on September 11, 2001, and due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows. See “Risk Factors – Risks Related to Our Business and Industry – We are subject to necessary insurance costs.”

Employees

As of December 31, 2003, we employed approximately 13,800 employees. Of such employees, approximately 240 were employed at our corporate offices and approximately 13,560 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,200 employees at six of our facilities are represented by labor unions. This number includes approximately 650 employees at three facilities who have elected to be represented by a union. At this time, negotiations are on-going at these locations. In the opinion of management, overall employee relations are generally considered good.

Competition

The correctional and detention facilities we operate and manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of the quality and range of services offered, our experience in the operation and management of correctional and detention facilities and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, the GEO Group, Inc. (formerly Wackenhut Corrections Corporation), Correctional Services Corporation and Cornell Companies, Inc. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions and the age of the general population.

Risk Factors

As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved. In addition, we are also currently subject to risks associated with our indebtedness. These risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business and Industry

Our results of operations are dependent on revenues generated by our jails, prisons and detention facilities, which are subject to the following risks associated with the corrections and detention industry.

General. We currently operate 64 correctional and detention facilities including 38 that we own. The facilities we manage have a total design capacity of approximately 65,000 beds in 20 states and the District of Columbia. Accordingly, we are subject to the operating risks associated with the corrections and detention industry, including those set forth below.

We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2003, 2002, and 2001 was 92.9%, 89.1%, and 88.0%, respectively. Occupancy rates may, however, decrease below these levels in the future.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped. When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 29 of our facility management contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” have expired or are currently scheduled to expire on or before December 31, 2004. See “Business – Facility Portfolio – Facilities and Facility Management contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility we currently manage upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability. Further, many of our state customers are currently experiencing budget difficulties. These budget difficulties could result in decreases to our per diem rates, which could cause a decrease in our revenues and profitability.

We are dependent on government appropriations. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

Moreover, negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

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

Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state and local regulations, including educational, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with whom we have contracts. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.

In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions. Such legislation may have an adverse effect on us.

Moreover, the Federal Communications Commission (the “FCC”) has published for comment a petition for rulemaking, filed on behalf of an inmate family, which would prevent private prison managers from collecting commissions from the operations of inmate telephone systems. We believe that there are sound reasons for the collection of such commissions by all operators of prisons, whether public or private. The FCC has traditionally deferred from rulemaking in this area; however, there is the risk that the FCC could act to prohibit private prison managers, like us, from collecting such revenues. For 2003, we derived less than one percent of our total revenue from such commissions.

Government agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, to forego anticipated revenues, and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 37% of our total revenues for the fiscal year ended December 31, 2003 ($384.1 million). The BOP accounted for 16% of our total revenues for the fiscal year ended December 31, 2003 ($168.8 million), and the USMS accounted for 14% of our total revenues for the fiscal year ended December 31, 2003 ($141.1 million). We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. We only have employment agreements with our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Operating Officer; Executive Vice President and Chief Development Officer; and Executive Vice President, General Counsel and Secretary, all of which expire in 2004 subject to annual renewals unless either party gives notice of termination.

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

Workers’ compensation, employee health and general liability insurance represent significant costs to us. Because we significantly self-insure for workers’ compensation, employee health, and general liability risks, we continue to incur increasing insurance costs due to adverse claims experience and rising health care costs in general. In addition, since the events of September 11, 2001, and due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

We may be adversely affected by inflation.

Many of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, and insurance, medical and food costs, increase at rates faster than increases, if any, in our management fees, then our profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inflation.”

We are subject to legal proceedings associated with owning and managing correctional and detention facilities.

Our ownership and management of correctional and detention facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third-party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner’s escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible may be significant.

We are subject to risks associated with ownership of real estate.

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities, are relatively illiquid, and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

In addition, our increased focus on facility expansions poses an increased risk, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs.

Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2003, the facilities subject to these options generated $187.9 million in revenue (18% of total revenue) and incurred $140.2 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, ownership of three of our facilities (including two that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 13 to 15 years, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2003, the facilities subject to reversion generated $61.7 million in revenue (6% of total revenue) and incurred $46.4 million in operating expenses.

We may be adversely affected by the rising cost and increasing difficulty of obtaining adequate levels of surety credit on favorable terms.

We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Recent events in the economy have caused the surety market to become unsettled, causing many reinsurers and sureties to reevaluate their commitment levels and required returns. As a result, surety bond premiums generally are increasing. If we are unable to effectively pass along the higher surety costs to our customers, any increase in surety costs could adversely affect our operating results. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our credit facility, which would entail higher costs even if such borrowing capacity was available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.

Our issuance of additional series of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our board of directors has the power to issue up to 50.0 million shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue additional shares of preferred stock in the future that has preference over our common stock, with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

Our charter and bylaws and Maryland law could make it difficult for a third party to acquire our company.

The Maryland General Corporation Law and our charter and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions:

•	authorize us to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;

•	provide that directors may be removed with or without cause only by the affirmative vote of at least a majority of the votes of shares entitled to vote thereon; and

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

We are also subject to anti-takeover provisions under Maryland law, which could also delay or prevent a change of control. Together, these provisions of our charter and bylaws and Maryland law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to Our Leveraged Capital Structure

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities or the terms of our preferred stock.

We have a significant amount of indebtedness. As of December 31, 2003, we had total indebtedness of $1.0 billion.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

Our senior secured credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

The indenture related to our aggregate principal amount of $250.0 million 9.875% senior notes due 2009, the indenture related to our aggregate principal amount of $250.0 million 7.5% senior notes due 2011, the indenture related to our aggregate principal amount of $200.0 million 7.5% senior notes due 2011, collectively referred to herein as our senior notes, and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior secured credit facility is subject to financial covenants, including leverage, interest rate and fixed charge coverage ratios. Our senior secured credit facility limits our ability to effect mergers, asset sales and change of control events. These covenants also contain restrictions regarding our ability to make capital expenditures in the future. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

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

The terms of the indentures for our senior notes and our senior secured credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our senior secured credit facility, and incur more indebtedness as a result. As of December 31, 2003, we had $97.7 million of additional borrowing capacity available under our $125.0 million revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or new debt securities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, or new debt securities, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our senior secured credit facility and including our senior notes, or new debt securities on commercially reasonable terms or at all.

Because portions of our indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Our senior secured credit facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. In accordance with terms of the senior secured credit facility, we have entered into an interest rate cap agreement capping the London Interbank Offered Rate, or LIBOR, at 5.0% (prior to our contractual interest rate margin) on outstanding balances of $200.0 million through expiration of the cap agreement on May 20, 2004. There can be no assurance that these interest rate protection provisions will provide sufficient protection from increases in interest rates, or that once the interest rate protection agreement expires, we will enter into additional interest rate protection agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our exposure to interest rate increases.

We are required to repurchase all or a portion of our senior notes upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our senior secured credit facility and under the terms of our other indebtedness. In addition, our senior secured credit facility prohibits us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our senior secured credit facility or obtain the consent of the lenders under our senior secured credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our senior secured credit facility, we would remain effectively prohibited from offering to purchase the notes.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2003 are described under Item 1. and in Note 4 of the Notes to the Financial Statements contained in this annual report.

ITEM 3. LEGAL PROCEEDINGS

General

The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees, inmates or others. In the opinion of management, other than the litigation matters discussed below, there are no pending legal proceedings that would have a material effect on our consolidated financial position, results of operations or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on our consolidated financial position, results of operations or cash flows for the period in which such decisions and rulings occur, or future periods. See “Risk Factors – Risks Related to our Business – We are subject to legal proceedings associated with owning and managing correctional and detention facilities.”

Litigation

During the second quarter of 2002, we completed the settlement of certain claims made against us as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of ours in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, we made a cash payment of $575,000 to the plaintiffs in the action. We are currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to our acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of a significantly less amount. On July 29, 2002, the United States District Court for the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of the damages. A report of a special master has fixed damages at approximately $10.0 million (exclusive of interest, which could more than double the damages). The court has not yet acted on this report.

In or about the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and us seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against us, claiming that, as the result of our alleged failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from us for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss, if any. On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or us. Though it did not resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their independent obligation to provide timely notice to the carrier because of our alleged failure to provide timely notice to the carrier. McQueen and Thompson have since filed a state court action essentially duplicating their cross-claim in the federal case, and we have initiated claims against the lawyer who jointly represented us, McQueen and Thompson in the Horn litigation. Upon the entry of a final order by the Court, we intend to appeal the Court’s decision that Northfield is not obligated to provide coverage, and we intend to continue to assert our position that coverage is required.

We cannot currently predict whether we will be successful in recovering all or a portion of the amount we have paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, we believe that such cross-claim claims are without merit and that we will be able to defend ourself successfully against such claims and/or any additional claims of such nature that may be brought in the future. No assurance can be given, however, that we will prevail.

On April 21, 2003, a putative class action lawsuit was filed in the Superior Court of California for the County of San Diego against us styled Sanchez v. Corrections Corporation of America. The lawsuit was brought by a former employee on his own behalf and on behalf of other former and current similarly-situated employees. Plaintiff alleged that we did not comply with certain wage and hour laws and regulations primarily concerning meal periods and other specified breaks, which laws and regulations are imposed by the State of California pursuant to the California Labor Code and Business and Professions Code. Plaintiff was seeking damages on his behalf and the alleged class for such violations as well as certain penalties allegedly due and owing as a consequence of such alleged violations. Following service of the complaint and during the third quarter of 2003, we undertook certain investigations in response to the allegations and an answer to the complaint was filed. We have entered into a settlement agreement with the plaintiff, which is subject to class certification and court approval, that is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW,” our series A preferred stock is traded on the NYSE under the symbol “CXW PrA,” and our series B preferred stock is traded on the NYSE under the symbol “CXW PrB.” On March 1, 2004, the last reported sale price of our common stock was $33.84 per share and there were approximately 6,400 registered holders and approximately 30,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock, the series A preferred stock, and the series B preferred stock on the NYSE, and the amount of cash distributions or dividends paid per share.

Common Stock

	SALES PRICE		PER SHARE CASH
	HIGH	LOW	DISTRIBUTION
FISCAL YEAR 2003
First Quarter	$18.35	$16.42	$0.00
Second Quarter	$25.74	$17.48	$0.00
Third Quarter	$27.36	$21.00	$0.00
Fourth Quarter	$29.48	$24.40	$0.00
FISCAL YEAR 2002
First Quarter	$19.25	$12.15	$0.00
Second Quarter	$18.63	$12.80	$0.00
Third Quarter	$17.22	$11.69	$0.00
Fourth Quarter	$18.30	$13.95	$0.00

Series A Preferred Stock

	SALES PRICE		PER SHARE CASH
	HIGH	LOW	DISTRIBUTION
FISCAL YEAR 2003
First Quarter	$23.35	$21.25	$0.50
Second Quarter	$26.00	$22.45	$0.50
Third Quarter	$25.80	$24.95	$0.50
Fourth Quarter	$25.85	$25.05	$0.50
FISCAL YEAR 2002
First Quarter	$18.61	$16.70	$0.50
Second Quarter	$21.00	$17.17	$0.50
Third Quarter	$21.00	$18.50	$0.50
Fourth Quarter	$22.40	$19.25	$0.50

Series B Preferred Stock

	SALES PRICE		PER SHARE CASH
	HIGH	LOW	DISTRIBUTION
FISCAL YEAR 2003
First Quarter	$25.10	$24.35	$0.00
Second Quarter	$26.40	$24.90	$0.00
Third Quarter	$25.80	$25.10	$0.00
Fourth Quarter	$26.02	$25.10	$0.7338
FISCAL YEAR 2002
First Quarter	$20.64	$19.11	$0.00
Second Quarter	$24.35	$19.00	$0.00
Third Quarter	$24.10	$21.50	$0.00
Fourth Quarter	$25.00	$22.90	$0.00

Dividend Policy

Pursuant to the terms of our senior secured credit facility, we are restricted from declaring or paying cash dividends with respect to outstanding shares of our common stock. Moreover, even if such restriction is ultimately removed, we currently do not intend to pay dividends with respect to shares of our common stock in the future.

Our series A preferred stock provides for quarterly cash dividends at a rate of 8.0% per year, based on a liquidation price of $25.00 per share. We are permitted to pay these dividends under the terms of our senior secured credit facility and our other indebtedness.

Our shares of series B preferred stock provide for quarterly dividends at a rate of 12.0% per year, based on a stated value of $24.46 per share. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on our series A preferred stock. We began paying cash dividends during the fourth quarter of 2003.

Recent Issuances of Unregistered Securities

The following description sets forth our issuances of unregistered equity securities during the year ended December 31, 2003. Unless otherwise indicated, all equity securities were issued and sold in private placements pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) of the Securities Act and no underwriters were engaged in connection with the issuances of such equity securities.

MDP Convertible Subordinated Notes. Pursuant to the terms of a note purchase agreement, dated as of December 31, 1998, with Income Opportunity Fund I, LLC, Millennium Holdings II LLC, and Millennium Holdings III LLC, which are collectively referred to herein as MDP, we issued the $40.0 Million Convertible Subordinated Notes. In May 2003, pursuant to the terms of an agreement with MDP, MDP converted the $40.0 Million Convertible Subordinated Notes into 3,362,899 shares of our common stock and subsequently sold such shares to us. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was $81.1 million. The shares purchased have been cancelled under the terms of our charter and Maryland law and now constitute authorized but unissued shares of our common stock.

Issuance of Series B Preferred Stock. During 2003, we issued 316,253 shares of series B preferred stock in satisfaction of the regular quarterly paid-in-kind dividends on the series B preferred stock.

Issuances to Directors. During the year ended December 31, 2003, we issued 1,464 shares of common stock to certain members of our board of directors who have elected to receive a portion of their compensation in shares of our common stock rather than in cash pursuant to our Non-Employee Directors’ Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2003, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 are included in this annual report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS:
Revenue:
Management and other	$1,032,995	$934,050	$906,177	$240,473	$—
Rental	3,742	3,701	5,718	40,232	269,486
Licensing fees from affiliates	—	—	—	7,566	8,699

Total revenue	1,036,737	937,751	911,895	288,271	278,185

Expenses:
Operating	775,311	721,352	698,941	199,683	—
General and administrative	40,467	36,907	34,568	45,463	24,125
Depreciation and amortization	52,937	51,292	52,729	59,341	43,970
Fees paid to a company acquired in 2000	—	—	—	1,401	—
Write-off of amounts under lease arrangements	—	—	—	11,920	65,677
Impairment losses	—	—	—	527,919	76,433

Total expenses	868,715	809,551	786,238	845,727	210,205

Operating income (loss)	168,022	128,200	125,657	(557,456)	67,980
Other (income) expense:
Equity (earnings) loss and amortization of deferred gain, net	(119)	153	358	11,638	(3,608)
Interest expense, net	74,446	87,478	126,242	131,545	45,036
Expenses associated with debt refinancing and recapitalization transactions	6,687	36,670	—	—	14,567
Other (income) expense	—	—	—	(3,099)	—
Change in fair value of derivative instruments	(2,900)	(2,206)	(14,554)	—	—
Loss on disposal of assets	261	110	74	1,733	1,995
Unrealized foreign currency transaction (gain) loss	(556)	(622)	219	8,147	—
Stockholder litigation settlements	—	—	—	75,406	—

Income (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	90,203	6,617	13,318	(782,826)	9,990
Income tax (expense) benefit	52,352	63,284	3,358	48,738	(83,200)

Income (loss) from continuing operations before minority interest and cumulative effect of accounting change	142,555	69,901	16,676	(734,088)	(73,210)
Minority interest	—	—	—	254	—

Income (loss) from continuing operations before cumulative effect of accounting change	142,555	69,901	16,676	(733,834)	(73,210)
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018	3,052	556
Cumulative effect of accounting change	—	(80,276)	—	—	—

Net income (loss)	141,783	(7,916)	25,694	(730,782)	(72,654)
Distributions to preferred stockholders	(15,262)	(20,959)	(20,024)	(13,526)	(8,600)

Net income (loss) available to common stockholders	$126,521	$(28,875)	$5,670	$(744,308)	$(81,254)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$3.95	$1.77	$(0.14)	$(56.91)	$(7.11)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.09	0.37	0.23	0.05
Cumulative effect of accounting change	—	(2.90)	—	—	—

Net income (loss) available to common stockholders	$3.92	$(1.04)	$0.23	$(56.68)	$(7.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$3.46	$1.59	$(0.14)	$(56.91)	$(7.11)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.37	0.23	0.05
Cumulative effect of accounting change	—	(2.49)	—	—	—

Net income (loss) available to common stockholders	$3.44	$(0.82)	$0.23	$(56.68)	$(7.06)

Weighted average common shares outstanding:
Basic	32,245	27,669	24,380	13,132	11,510
Diluted	38,049	32,208	24,380	13,132	11,510

	December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Total assets	$1,959,028	$1,874,071	$1,971,280	$2,176,992	$2,716,644
Total debt	$1,003,428	$955,959	$963,600	$1,152,570	$1,098,991
Total liabilities excluding deferred gains	$1,183,563	$1,140,073	$1,224,119	$1,488,977	$1,209,528
Stockholders’ equity	$775,465	$733,998	$747,161	$688,015	$1,401,071

In connection with a merger completed in 1999, we elected to change our tax status from a taxable corporation to a real estate investment trust, or REIT, effective with the filing of our 1999 federal income tax return. Therefore, the 1999 financial statements reflect the results of our operations as a REIT. As a REIT, we were dependent on a company, as a lessee, for a significant source of our income. In connection with a restructuring in 2000, we acquired the company on October 1, 2000 and two additional service companies on December 1, 2000, and amended our charter to remove provisions requiring us to elect to qualify and be taxed as a REIT. The 2001, 2002, and 2003 financial statements reflect our financial condition, results of operations and cash flows for a full year as an owner, operator and manager of prisons and other correctional facilities.

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

OVERVIEW

The Company

As of December 31, 2003, we owned 41 correctional, detention and juvenile facilities, three of which we lease to other operators, and one additional facility which is not yet in operation. As of December 31, 2003, we operated 59 facilities, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia. During January 2004, we also began operating six additional correctional facilities and ceased operating one, all owned by the State of Texas, increasing the total number of facilities under our operation to 64, with a total design capacity of approximately 65,000 beds. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and four states. Our size and experience provide us with significant credibility with our current and prospective customers, and enables us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.

We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the state and federal prison systems, providing us with opportunities for growth. However, recent economic developments have caused federal, state, and local governments to experience unusual budgetary constraints, putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. Nonetheless, while these constraints have and are expected to continue to put pressure on our operating margins, we believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their inmates introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity.

We also believe that having beds immediately available to our customers provides us with a distinct competitive advantage when bidding on new contracts. While we have been successful in winning contract awards to provide management services for facilities we do not own, and will continue to pursue such management contracts, we believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or develop. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity. All of our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We currently have three correctional facilities, our Northeast Ohio Correctional Center, our North Fork Correctional Facility, and our Tallahatchie County Correctional Facility, which are substantially vacant and provide us with approximately 4,500 available beds. We also have an additional facility under construction in Georgia which will create approximately 1,500 additional available beds that is expected to be completed during the third quarter of 2004. During 2003, we also announced the expansion of four of our facilities that are expected to result in the development of approximately 1,600 beds through the first quarter of 2005. As of December 31, 2003, we also had a total of five facilities that had 200 or more beds available at each facility, providing further potential for increased revenue and cash flow.

As a result of the completion of our recapitalization and refinancing transactions during 2003 and 2002, we have significantly reduced our exposure to variable rate debt, lowered our after tax interest and dividend obligations associated with our outstanding debt and preferred stock, and now have no debt maturities on outstanding indebtedness until 2007. Also as a result of the completion of these capital transactions, covenants under our senior secured credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions, providing us with the financial flexibility to afford the capital investments to create additional beds without unduly straining our capital structure.

We are utilizing our financial flexibility and liquidity to make investments in technology. While we have been successful in reducing our variable expenses mostly in medical and food services primarily by taking advantage of our purchasing power, we believe the largest opportunity for further reducing our operating expenses depends on our ability to modernize our facility operations through investments in technology. We believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover. Approximately 64% of our operating expenses consist of salaries and benefits. Containing these costs will continue to be challenging. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and medical benefits for our employees continue to increase primarily due to continued rising healthcare costs throughout the country. Unlike the savings reaped in our variable operating expenses, reducing these staffing costs requires a long-term strategy to control such costs through the deployment of newly developed technologies, many of which are unique and new to the corrections industry.

Through the combination of our business development initiatives to increase our revenues and our strategies to generate savings and to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 2 to our audited financial statements. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of December 31, 2003, we had $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. We perform our impairment tests during the fourth quarter, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

Based on our initial impairment tests, we recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with our locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of a company during 2000. The remaining goodwill, which is associated with the facilities we manage but do not own, was deemed to be not impaired. This remaining goodwill was established in connection with the acquisitions of two service companies during 2000, both of which were privately-held service companies, that managed certain government-owned adult and juvenile prison and jail facilities. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to the highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

Income taxes. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires us to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the three years ended December 31, 2003, we provided a valuation allowance to substantially reserve our deferred tax assets in accordance with SFAS 109. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

Removal of the valuation allowance resulted in a significant non-cash reduction in income tax expense. In addition, because a portion of the previously recorded valuation allowance was established to reserve certain deferred tax assets upon the acquisitions of two service companies during 2000, in accordance with SFAS 109, removal of the valuation allowance resulted in a reduction to the remaining goodwill recorded in connection with such acquisitions to the extent the reversal related to the valuation allowance applied to deferred tax assets existing at the date the service companies were acquired. In addition, removal of the valuation allowance resulted in an increase in our additional paid-in capital related to the tax benefits of exercises of employee stock options and of grants of restricted stock. The reduction to goodwill amounted to $4.5 million, while additional paid-in capital increased $2.6 million. Future financial statements will reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Self-funded insurance reserves. As of December 31, 2003 and 2002, we had $32.0 million and $25.6 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, worker’s compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2003 and 2002, we had $20.2 million and $20.7 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

The following table sets forth for the years ended December 31, 2003, 2002, and 2001, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2001	36	28	4	2	70
Termination of the management contract for the Southwest Indiana Regional Youth Village	—	(1)	—	—	(1)
Termination/expiration of the management contracts for facilities in Puerto Rico	—	(3)	—	—	(3)
Management contract award by the Federal Bureau of Prisons for the McRae Correctional Facility	1	—	—	(1)	—
Sale of interest in a juvenile facility	—	—	(1)	—	(1)
Expiration of the management contract for the Delta Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2002	37	23	3	1	64

Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2003	38	21	3	1	63

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

During the year ended December 31, 2003, we generated net income available to common stockholders of $126.5 million, or $3.44 per diluted share, compared with a net loss available to common stockholders of $28.9 million, or $0.82 per diluted share, for the previous year. Contributing to the net income for 2003 compared to the previous year was an increase in operating income of $39.8 million, from $128.2 million during 2002 to $168.0 million during 2003. The increase was due to the commencement of operations at our McRae Correctional Facility in December 2002 and the acquisition of the Crowley County Correctional Facility in January 2003, as well as increased occupancy levels and improved margins. Net income available to common stockholders during 2003 was favorably impacted by an income tax benefit of $52.4 million primarily due to the reversal of the valuation allowance previously established for our deferred tax assets. Weighted average common shares outstanding for 2003 includes the effect of our issuance of 6.4 million shares in connection with the recapitalization in May 2003.

Contributing to the net loss for 2002 was a non-cash charge for the cumulative effect of an accounting change for goodwill of $80.3 million, or $2.49 per diluted share, related to the adoption of SFAS 142, in addition to expenses associated with debt refinancing transactions of $36.7 million, or $1.14 per diluted share, during the second quarter of 2002. The debt refinancing completed during 2002 also contributed to the reduction in net interest expense, from $87.5 million during 2002 to $74.4 million during 2003. The cumulative effect of accounting change and the costs of refinancing were partially offset by an aggregate income tax benefit of $63.3 million, which included a cash income tax benefit of $32.2 million recognized during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996. In addition, $30.3 million of the income tax benefit in 2002 was due to the reduction of the tax valuation allowance applied to certain deferred tax assets arising primarily as a result of 2002 tax deductions based on a cumulative effect of accounting change for tax depreciation reported on our 2002 federal income tax return.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2003 and 2002:

	For the Years Ended
	December 31,
	2003	2002
Revenue per compensated man-day	$50.94	$49.59
Operating expenses per compensated man-day:
Fixed expense	28.01	27.82
Variable expense	9.84	10.23

Total	37.85	38.05

Operating margin per compensated man-day	$13.09	$11.54

Operating margin	25.7%	23.3%

Average compensated occupancy	92.9%	89.1%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the years ended December 31, 2003 and 2002, totaled $1.0 billion and $934.1 million, respectively. Business from our federal customers, including the Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the United States Bureau of Immigration and Customs Enforcement, or ICE, remains strong, while many of our state customers are currently experiencing budget difficulties. Our federal customers generated 37% and 33%, respectively, of our total revenue for the years ended December 31, 2003 and 2002. While the budget difficulties experienced by our state customers present challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. As a result, because we believe inmate populations will continue to rise, we currently expect the lack of new bed supply to lead to higher occupancies in the long-term.

Additionally, we may experience a slight reduction in our operating margins during 2004 compared with 2003 as a result of recent contract awards for facilities we manage but do not own, or future contract awards, which may provide operating margins at lower levels than we generated during 2003. We entered, or may enter, into these contracts knowing our operating margins may decrease slightly in the future; however, the opportunity to both expand our level of service with existing customers and provide services to new customers outweighs the effects of possible short-term operating margin reductions.

Operating expenses totaled $775.3 million and $721.4 million for the years ended December 31, 2003 and 2002, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During 2003, salaries and benefits expense increased $43.1 million from 2002. The increase in salaries and benefits expense was primarily due to the arrival of inmates at the McRae Correctional Facility beginning in December 2002 and the purchase of the Crowley County Correctional Facility in January 2003. Salaries and benefits per compensated man-day increased $0.50 per compensated man-day during 2003 from 2002. The turnover rate for correctional officers for our company, and for the corrections industry in general, also remains high. We continue to develop strategies to reduce our turnover rate, and have experienced moderate success, but we can provide no assurance that these strategies will continue to be successful. In addition, eleven of our facilities currently have contracts with the federal government requiring that our wage and benefit rates comply with wage determination rates set forth, and as adjusted from time to time, under the Service Contract Act of the U.S. Department of Labor. Our contracts generally provide for reimbursement of a portion of the increased costs resulting from wage determinations in the form of increased per-diems, thereby mitigating the effect of increased salaries and benefits expenses at those facilities. We may also be subject to adverse claims, or government audits, relating to alleged violations of wage and hour laws applicable to us, which may result in adjustments to amounts previously paid as wages and, potentially, interest and/or monetary penalties.

We also experienced a trend of increasing insurance expense during 2003 compared with 2002. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, our insurance expense is dependent on claims experience and our ability to control our claims. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance provides little protection for a deterioration in claims experience or increasing employee medical costs in general.

We continue to incur increasing insurance expense due to adverse claims experience primarily resulting from rising healthcare costs throughout the country. We continue to develop new strategies to improve the management of our future loss claims, but can provide no assurance that these strategies will be successful. Additionally, general liability insurance costs have risen substantially since the terrorist attacks on September 11, 2001, and other types of insurance, such as directors and officers liability insurance, have increased due to several high profile business failures and concerns about corporate governance and accounting in the marketplace. Unanticipated additional insurance expenses resulting from adverse claims experience or a continued increasing cost environment for general liability and other types of insurance could result in increasing expense in the future.

The reduction in variable operating expenses per compensated man-day to $9.84 per compensated man-day during 2003 from $10.23 per compensated man-day during 2002 was primarily due to the renegotiation of our contract for food services. We decided to outsource food services at almost all of the facilities we operate. Outsourcing our food services to one vendor for substantially all of the facilities we manage generated opportunities to produce economies of scale. We also achieved reductions in inmate medical expenses primarily due to the renegotiation of our management contract for the Correctional Treatment Facility located in the District of Columbia, as well as through the negotiation of a national contract with our pharmaceutical provider and reduced reliance on outsourced nursing.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated at a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract was terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2003	2002
Owned and Managed Facilities:
Revenue per compensated man-day	$55.25	$54.61
Operating expenses per compensated man-day:
Fixed expense	29.34	29.62
Variable expense	10.13	11.34

Total	39.47	40.96

Operating margin per compensated man-day	$15.78	$13.65

Operating margin	28.6%	25.0%

Average compensated occupancy	88.6%	83.4%

Managed Only Facilities:
Revenue per compensated man-day	$42.34	$40.97
Operating expenses per compensated man-day:
Fixed expense	25.35	24.71
Variable expense	9.27	8.34

Total	34.62	33.05

Operating margin per compensated man-day	$7.72	$7.92

Operating margin	18.2%	19.3%

Average compensated occupancy	103.0%	101.1%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002. Total management and other revenue at this facility was $35.8 million during the year ended December 31, 2003. This facility did not reach an average physical occupancy of 95% until October 2003. As a result, during much of 2003, we benefited from a relatively low level of operating expense resulting from lower physical occupancies while generating revenue at the guaranteed 95% occupancy rate. As of December 31, 2003, the physical occupancy was 110.4%. While only $2.7 million of management and other revenue was generated by this facility during 2002, we incurred $4.6 million of operating expenses during the year ended December 31, 2002.

Results for 2003 were also favorably impacted by the acquisition, on January 17, 2003, of the Crowley County Correctional Facility, a 1,200-bed medium security adult male prison facility located in Olney Springs, Crowley County, Colorado. The facility currently houses inmates from the States of Colorado and Wyoming. As part of the transaction, we also assumed a management contract with the State of Colorado and entered into a new management contract with the State of Wyoming, and took over management of the facility effective January 18, 2003.

During the third quarter of 2003, we transferred all of the Wisconsin inmates currently housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so. The operational consolidations did not have a material impact on our 2003 financial statements. However, long-term, the consolidation will result in certain operational efficiencies.

Additionally, during the second quarter of 2003, the State of Wisconsin approved legislation to open various prison facilities owned by the State. The opening of these facilities is currently expected to lead to a reduction in the number of inmates we house from the State of Wisconsin at our Diamondback Correctional Facility and our Prairie Correctional Facility, totaling approximately 1,900 inmates at December 31, 2003. However, given the uncertainty regarding the exact timing of the openings, and the extent of Wisconsin inmate population growth between now and the time of such openings, it is difficult to estimate the impact on our financial statements.

During March 2004, we entered into an agreement with the State of Arizona to manage 1,200 Arizona inmates. The contractual agreement represents the first time the State has partnered with us to provide residential services for its inmates. The contractual terms provide for the out-of-state management of male, medium-security Arizona inmates at our Diamondback Correctional Facility. The contract includes an initial term ending June 30, 2004 to correspond with the Arizona fiscal year, and may be renewed by mutual agreement for three consecutive terms of one year each, effective July 1, 2004 through June 30, 2007, subject to availability of appropriated funds. The Arizona Department of Corrections has informed lawmakers that the first 200 inmates would be transferred to Diamondback in mid-March, and that the remainder would follow over the next several months.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in the Whiteville Correctional Facility. Total management revenue increased during the year ended December 31, 2003 from the comparable period in 2002 by $9.2 million at this facility.

Due to a combination of rate increases and/or an increase in population at seven of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,338-bed Prairie Correctional Facility, 1,232-bed San Diego Correctional Facility, 910-bed Torrance County Detention Facility, 483-bed Leavenworth Detention Center, and 480-bed Webb County Detention Center, primarily from the BOP, the USMS, the ICE, and the State of Wisconsin in the

case of Prairie Correctional Facility, total management and other revenue increased during 2003 from 2002 by $36.0 million at these facilities.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the State of Alabama immediate relief of its overcrowded prison system. The facility began receiving inmates in July 2003. Prior to receiving inmates from the State of Alabama, this facility was substantially idle. During January 2004, we received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. The Alabama Department of Corrections took custody of all of the inmates previously housed at the facility during the first quarter of 2004. Based on the terms of the short-term contract, Alabama compensated us at a guaranteed rate of 95% occupancy of the facility through March 11, 2004. We are currently pursuing new management contracts to utilize the available beds at the Tallahatchie County Correctional Facility, but can provide no assurance that we will be successful.

Fixed expenses per compensated man-day for our owned and managed facilities decreased from $29.62 during 2002 to $29.34 during 2003. The aforementioned increase in fixed operating expense for salaries and benefits and insurance across the portfolio of facilities we manage, was partially offset by decreases in property tax expenses of $2.4 million for 2003, compared with 2002, or a decrease of $0.35 per compensated man-day. The decrease in property tax expense was primarily as the result of a successful settlement during the third quarter of 2003 of a property tax dispute at our Northeast Ohio Correctional Center. Further, as our occupancy levels increase, we are able to provide the same quality of services without proportionately increasing our staffing levels, resulting in reductions to our fixed expenses per compensation man-day.

Variable expenses per compensated man-day for our owned and managed facilities decreased from $11.34 during 2002 to $10.13 for 2003. The aforementioned decrease in variable expenses for reduced food and medical expenses across the portfolio of facilities we manage was net of an increase in variable expenses for an increase in litigation expenses during 2003 compared with 2002 of $4.9 million, or $0.34 per compensated man-day, at certain of our owned facilities for legal proceedings in which we are involved. The amount of the increase was also due to the settlement during the first quarter of 2002 of a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reversal of litigation expenses during the first quarter of 2002 of $1.3 million.

During January 2004, we entered into an agreement with the State of Vermont to manage up to 700 inmates. The contractual agreement represents the first time the State of Vermont has partnered with the private corrections sector to provide residential services for its inmates. The contractual terms provide for the out-of-state management of male, medium-security Vermont inmates primarily in two of our owned-and operated prisons in Kentucky, including Lee Adjustment Center in Beattyville, and Marion Adjustment Center in St. Mary. We began receiving inmates from the State of Vermont during the first quarter of 2004, and expect this contract to contribute to increased revenue and operating income in 2004.

Managed-Only Facilities

During the fourth quarter of 2001, we committed to a plan to terminate a management contract at the Southwest Indiana Regional Youth Village, a 188-bed juvenile facility located in Vincennes, Indiana. During the first quarter of 2002, we entered into a mutual agreement with Children and Family Services Corporation, or CFSC, to terminate our management contract at the facility, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling $0.7 million, which was previously considered uncollectible and was fully reserved.

On June 28, 2002, we received notice from the Mississippi Department of Corrections terminating our contract to manage the 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi, due to the non-appropriation of funds. We ceased operations of the facility during October 2002. However, the State of Mississippi agreed to expand our management contract at the Wilkinson County Correctional Facility located in Woodville, Mississippi to accommodate an additional 100 inmates. As a result, the results of operations of the Delta Correctional Facility are not reported in discontinued operations. Total management and other revenue at Delta Correctional Facility was $6.3 million during the year ended December 31, 2002, while we incurred $7.1 million in operating expenses during the same period.

During July 2002, we renewed our contract with Tulsa County, Oklahoma for the management of inmates at the David L. Moss Criminal Justice Center. The contract renewal included an increase in the per-diem rate, and also shifted to Tulsa County the burden of certain utility expenses, resulting in a modest improvement in profitability for the management of this facility during the year ended December 31, 2003, compared with 2002.

In November 2003, we announced that the Texas Department of Criminal Justice, or TDCJ, awarded us new contracts to manage a total of 7,314 beds in six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, we also retained our contract to manage the 962-bed Bartlett State Jail, but were not awarded the contract to continue managing the 1,000-bed Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004. Total management and other revenue at Sanders Estes Unit was $11.8 million and $11.6 million, respectively, during the years ended December 31, 2003 and 2002, while we incurred $11.0 million and $10.6 million, respectively, in operating expenses during the same period. While we expect the management of an incremental 6,314 beds at these facilities to contribute to additional revenues and operating income during 2004, because the pricing of our bid for the management of these facilities took into consideration the volume of potential business to be generated from such a bid, we currently expect the operating margins on these facilities to be lower than the existing margins from our managed-only business.

Additionally, we currently house approximately 1,400 adult male inmates for the State of Florida, Correctional Privatization Commission, or the CPC, at two of our managed-only facilities in Florida. Our contracts with the CPC expire in June 2004. Rather than renew the contracts pursuant to their renewal provisions, in September 2003 the CPC issued an Invitation to Negotiate, or ITN, that covered substantially all inmates housed in three privately operated prisons located in the State of Florida, including one facility managed by another private prison operator. The CPC recently cancelled the ITN. Accordingly, we expect to continue to operate the two Florida facilities pursuant to our contracts with the CPC. However, the CPC is in discussions with the authorities in the State of Florida to initiate a new competitive procurement process. In the event the procurement is initiated, we would be competing with other prison operators who respond to the solicitation, including other private prison operators and, potentially, government operators. Thus, no assurance can be given that we would be awarded any contracts by the CPC to house the inmates subject to our existing contracts or any additional inmates, or that any contracts we obtained would be on terms comparable to our existing contracts. The failure to obtain contracts from the CPC on terms comparable to our existing contracts could significantly reduce our revenues and operating income and, accordingly, could have a material adverse effect on our results of operations and cash flows.

On February 20, 2004, we provided notice to the Nevada Department of Corrections that we do not intend to renew our contract to manage the Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, upon the expiration of the contract in October 2004. Total management and other revenue at the this facility was $7.5 million and $8.3 million, respectively, during the years ended December 31, 2003 and 2002, while we incurred $8.8 million and $8.7 million, respectively, in operating expenses during the same period.

General and administrative expense

For the years ended December 31, 2003 and 2002, general and administrative expenses totaled $40.5 million and $36.9 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2002 primarily due to an increase in salaries and benefits, combined with an increase in professional services, during 2003 compared with 2002. These increases were net of a decrease of $4.0 million incurred in 2002 in connection with the implementation of tax strategies to maximize opportunities created by a settlement with the IRS with respect to our predecessor’s 1997 federal income tax return combined with a change in tax law in March 2002.

We have expanded our infrastructure over the past year to implement and support numerous technology initiatives, to maintain closer relationships with existing and potentially new customers in order to identify their needs, to focus on reducing facility operating expenses, and to comply with increasing corporate governance requirements. While this is expected to result in an annual increase in general and administrative expense in 2004, we believe our expanded infrastructure and investments in technology will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.

Interest expense, net

Interest expense was reported net of interest income for the years ended December 31, 2003 and 2002. Gross interest expense was $78.0 million and $91.9 million, respectively, for the years ended December 31, 2003 and 2002. Gross interest expense is based on outstanding indebtedness, net settlements on certain derivative instruments, and amortization of loan costs and unused credit facility fees. The decrease in gross interest expense from the prior year was primarily attributable to the refinancing of our senior indebtedness completed on May 3, 2002, which resulted in a decrease in the interest rate spread on our senior bank credit facility and the redemption of a substantial portion of our 12% senior notes. Further, the recapitalization and refinancing transactions completed during the second and third quarters of 2003 resulted in the elimination of the regular and contingent interest associated with $40.0 million of convertible subordinated notes, a further reduction in the interest rate spread on the term portion of our senior bank credit facility, a reduction in the interest rate on our $30.0 million convertible subordinated notes, and the repayment of the remaining balance of our 12% senior notes, partially offset by additional borrowings used to repurchase and redeem a substantial portion of our preferred stock. Interest expense also decreased due to the termination of an interest rate swap agreement, lower amortization of loan costs, and a lower interest rate environment.

Gross interest income was $3.6 million and $4.4 million, respectively, for the years ended December 31, 2003 and 2002. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Expenses associated with debt refinancing and recapitalization transactions

For the years ended December 31, 2003 and 2002, expenses associated with debt refinancing and recapitalization transactions were $6.7 million and $36.7 million, respectively. Charges during the third quarter of 2003 primarily resulted from the write-off of existing deferred loan costs associated with the repayment of the term loan portion of our senior bank credit facility made with proceeds from the issuance of the $200.0 million 7.5% senior notes, premiums paid to defease the remaining outstanding 12% senior notes, and certain fees paid to amend the term portion of our senior bank credit facility. Charges during the second quarter of 2003 included expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of our senior bank credit facility made with proceeds from the common stock and note offerings, a tender premium paid to the holders of the 12% senior notes who tendered their notes to us at a price of 120% of par, and fees associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

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

Change in fair value of derivative instruments

On May 16, 2003, 0.3 million shares of common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of our common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended. Since we had previously reflected the maximum obligation of the contingency associated with the state portion of the stockholder litigation on the balance sheet, the extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during the second quarter of 2003.

Income tax benefit

During the years ended December 31, 2003 and 2002, our financial statements reflected income tax benefits of $52.4 million and $63.3 million, respectively. The income tax benefit during the year ended December 31, 2003 was primarily the result of our reversal of substantially all of the valuation allowance previously established for our deferred tax assets.

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the three years ended December 31, 2003, we provided a valuation allowance to substantially reserve our deferred tax assets in accordance with SFAS 109. As a result, our financial statements did not reflect a provision for income taxes. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

The removal of the valuation allowance resulted in a significant non-cash reduction in income tax expense during the fourth quarter of 2003. To the extent no valuation allowance is established for our deferred tax assets, beginning with the first quarter of 2004, our financial statements will reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes, currently estimated to be approximately 40%.

The income tax benefit during the year ended December 31, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002,” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum tax. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of these net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of $32.2 million during the first quarter of 2002, which was received in April 2002.

On October 24, 2002, we entered into a definitive settlement with the IRS in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determinations with respect to the 1997 tax year, in December 2002 we paid $52.2 million in cash to satisfy federal and state taxes and interest.

Due to the change in tax law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives of property and equipment for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, as of December 31, 2002 we claimed an income tax refund of $32.1 million, which was received during the second quarter of 2003.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets in 2002. The creation of such a deferred tax liability, and the significant improvement in our tax position since the original valuation allowance was established to reserve our deferred tax assets, resulted in the reduction of the valuation allowance, generating an income tax benefit of $30.3 million during the fourth quarter of 2002, as we determined that substantially all of these deferred tax liabilities would be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods.

Discontinued Operations

In late 2001 and early 2002, we were provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the 500-bed multi-security Ponce Young Adult Correctional Facility and the 1,000-bed medium security Ponce Adult Correctional Facility, located in Ponce, Puerto Rico, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. During the year ended December 31, 2002, these facilities generated total revenue of $7.9 million and incurred total operating expenses of $7.4 million. We recorded a non-cash charge of $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

During the fourth quarter of 2001, we obtained an extension of our management contract with the Commonwealth of Puerto Rico for the operation of the 1,000-bed Guayama Correctional Center located in Guayama, Puerto Rico, through December 2006. However, on May 7, 2002, we received notice from the Commonwealth of Puerto Rico terminating our contract to manage this facility, which occurred on August 6, 2002. During the year ended December 31, 2002, this facility generated total revenue of $12.3 million and incurred total operating expenses of $9.9 million.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes. This facility generated rental income of $0.4 million during the year ended December 31, 2002.

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida. During the years ended December 31, 2003 and 2002, the facility generated total revenue of $0.8 million and $4.8 million, respectively, and incurred total operating expenses of $0.7 million and $4.0 million, respectively. Additionally, the expiration of the contract resulted in the impairment of goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract. Accordingly, we terminated our operation of the facility on March 22, 2003 in connection with the expiration of the contract. During the years ended December 31, 2003 and 2002, the facility generated total revenue of $4.6 million and $20.3 million, respectively, and incurred total operating expenses of $5.3 million and $18.7 million, respectively. Additionally, the expiration of the contract resulted in the impairment of goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

During 2003, depreciation and amortization and income tax benefit totaled $1.1 million and $0.9 million, respectively, for these facilities. During 2002, depreciation and amortization, interest income, and income tax expense totaled $3.1 million, $0.6 million, and $0.6 million, respectively, for these facilities.

Distributions to preferred stockholders

For the years ended December 31, 2003 and 2002, distributions to preferred stockholders totaled $15.3 million and $21.0 million, respectively, and decreased as the result of the redemption of a substantial portion of our outstanding series A preferred stock and tender offer for our series B preferred stock as further described under “Liquidity and Capital Resources – Capital Transactions Completed During 2003.”

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

We incurred a net loss available to common stockholders of $28.9 million, or $0.82 per diluted share, for the year ended December 31, 2002, compared with net income available to common stockholders of $5.7 million, or $0.23 per diluted share, for the year ended December 31, 2001.

The net loss in 2002 resulted from the combined effects of a non-cash charge for the cumulative effect of accounting change for goodwill of $80.3 million, or $2.49 per diluted share, related to the adoption of SFAS 142 during the first quarter of 2002 and expenses associated with debt refinancings of $36.7 million, or $1.14 per diluted share, incurred in connection with the comprehensive refinancing completed during the second quarter of 2002. Offsetting these charges in 2002 was an aggregate income tax benefit of $63.3 million, which included a cash income tax benefit of $32.2 million recognized during the first quarter of 2002 related to a change in tax law that became effective in March 2002, which enabled us to utilize certain of our net operating losses to offset taxable income generated in 1997 and 1996. In addition, $30.3 million of the income tax benefit in 2002 was due to the reduction of the tax valuation allowance applied to certain deferred tax assets arising primarily as a result of 2002 tax deductions based on a cumulative effect of accounting change for tax depreciation reported on our 2002 federal income tax return. Additionally, net interest expense decreased $38.8 million during 2002 compared with 2001 due to the comprehensive refinancing completed in May 2002, as well as the reduction of debt balances outstanding through the sale of fixed assets and internally generated cash, and lower market interest rates.

The net income available to common stockholders during 2001 included a loss from continuing operations after preferred stock distributions of $3.3 million, or $0.14 per diluted share, while income from discontinued operations was $9.0 million, or $0.37 per diluted share. Contributing to the net income attributable to common stockholders during 2001 was a non-cash gain of $25.6 million related to the extinguishment of a $26.1 million promissory note issued in connection with our federal stockholder litigation settlement, as further discussed hereafter under the caption “Change in fair value of derivative instruments.” Results for 2001 also included the non-cash effect of an $11.1 million charge associated with the accounting for an interest rate swap agreement required under prior terms of the old senior bank credit facility.

Facility Operations

Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2002 and 2001:

	For the Years Ended December 31,
	2002	2001
Revenue per compensated man-day	$49.59	$48.37
Operating expenses per compensated man-day:
Fixed expense	27.82	27.36
Variable expense	10.23	9.74

Total	38.05	37.10

Operating margin per compensated man-day	$11.54	$11.27

Operating margin	23.3%	23.3%

Average compensated occupancy	89.1%	88.0%

Management and other revenue for the years ended December 31, 2002 and 2001, totaled $934.1 million and $906.2 million, respectively. Our federal customers generated 33% of our total revenue during 2002, compared with 30% during 2001.

Operating expenses totaled $721.4 million and $698.9 million for the years ended December 31, 2002 and 2001, respectively. Salaries and benefits represent the most significant component of fixed operating expenses and was the primary cause of the increase in fixed expenses per compensated man-day. During 2002 and 2001, we incurred wage increases due to tight labor markets for correctional officers and benefit increases due to surging healthcare costs. The increase in salaries and benefits contributed $0.53 per compensated man-day to the increase in fixed expenses per compensated man-day from $27.36 during 2001 to $27.82 during 2002.

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

During the first quarter of 2001, we hired a General Counsel to manage our existing legal matters and to develop procedures to minimize the incidence of litigation in the future. We have been able to settle numerous cases on terms we believe are favorable. However, variable operating expenses included $4.9 million during 2002, compared with $0.3 million during 2001, for an overall increase in potential exposure for certain legal proceedings, none of which was individually significant. This increase of $4.6 million contributed $0.25 per compensated man-day to the increase in variable expenses per compensated man-day from $9.74 during 2001 to $10.23 during 2002.

The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended December 31,
	2002	2001
Owned and Managed Facilities:
Revenue per compensated man-day	$54.61	$53.63
Operating expenses per compensated man-day:
Fixed expense	29.62	29.16
Variable expense	11.34	11.03

Total	40.96	40.19

Operating margin per compensated man-day	$13.65	$13.44

Operating margin	25.0%	25.1%

Average compensated occupancy	83.4%	82.6%

Managed Only Facilities:
Revenue per compensated man-day	$40.97	$39.48
Operating expenses per compensated man-day:
Fixed expense	24.71	24.34
Variable expense	8.34	7.55

Total	33.05	31.89

Operating margin per compensated man-day	$7.92	$7.59

Operating margin	19.3%	19.2%

Average compensated occupancy	101.1%	98.9%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods.

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002, resulting in an increase in management and other revenue upon commencement. However, start-up expenses were incurred prior to the commencement of the contract, including but not limited to, salaries, utilities, medical and food supplies and clothing, which resulted in additional operating expenses before any revenue was generated, resulting in a reduction in net income during the third and fourth quarters of 2002.

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

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium security inmates from the State of Tennessee in the Whiteville Correctional Facility. We began receiving Tennessee inmates at the facility during October 2002.

Due to an increase in population at our 2,304-bed Central Arizona Detention Center, located in Florence, Arizona, and at our 910-bed Torrance County Detention Facility, located in Estancia, New Mexico, primarily from the USMS and ICE, management and other revenue increased $8.6 million and $6.8 million, respectively, at these facilities during 2002 compared with 2001.

During the second quarter of 2001, we were informed that our contract with the District of Columbia to house its inmates in our Northeast Ohio Correctional Center, which expired September 8, 2001, would not be renewed due to a new law that mandated that the BOP assume jurisdiction of all District of Columbia offenders by the end of 2001. The Northeast Ohio Correctional Center is a 2,016-bed medium security prison. The District of Columbia began transferring inmates out of the facility during the second quarter of 2001 and completed the process in July 2001. Total management and other revenue at this facility was $6.4 million during the year ended December 31, 2001. The related operating expenses at this facility were $12.6 million during the year ended December 31, 2001. While no revenue was generated from this facility during 2002, we incurred $2.9 million of operating expenses during the year ended December 31, 2002 for real estate taxes, utilities, insurance and other necessary expenses associated with owning the facility. Overall, our occupancy decreased by approximately 1,300 inmates at our facilities as a result of this mandate.

Managed-Only Facilities

During the fourth quarter of 2001, we committed to a plan to terminate our management contract at the Southwest Indiana Regional Youth Village, a 188-bed juvenile facility located in Vincennes, Indiana. During the first quarter of 2002, we entered into a mutual agreement with CFSC to terminate our management contract at the facility, effective April 1, 2002, prior to the contract’s expiration date in 2004. In connection with the mutual agreement to terminate the management contract, CFSC also paid in full an outstanding note receivable totaling $0.7 million, which was previously considered uncollectible and was fully reserved.

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

Rental Revenue

Rental revenue was $3.7 million for the year ended December 31, 2002, compared with $5.7 million during the year ended December 31, 2001. Rental revenue was generated from leasing correctional and detention facilities to governmental agencies and other private operators. On March 16, 2001, we sold the Mountain View Correctional Facility, and on June 28, 2001, we sold the Pamlico Correctional Facility, two facilities that had been leased to governmental agencies. Therefore, no further rental revenue was received for these facilities during the year ended December 31, 2002. For the year ended December 31, 2001, rental revenue for these facilities totaled $2.0 million.

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

Depreciation and amortization

For the years ended December 31, 2002 and 2001, depreciation and amortization expense totaled $51.3 million and $52.7 million, respectively. Amortization expense for the year ended December 31, 2001 included $7.6 million for goodwill and $1.2 million for amortization of workforce values, both of which were established in connection with acquisitions occurring in 2000. Workforce values were reclassified into goodwill, and goodwill was no longer subject to amortization effective January 1, 2002, in accordance with SFAS 142. Amortization expense during the year ended December 31, 2001 was also net of a reduction to amortization expense of $8.5 million for the amortization of a liability relating to contract values established in connection with the mergers completed in 2000. Due to certain of these liabilities becoming fully amortized during 2001, the reduction to amortization expense during the year ended December 31, 2002 was $2.1 million, resulting in a net increase in depreciation and amortization expense of $6.4 million from 2001 to 2002.

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

Gross interest income was $4.4 million and $7.5 million, respectively, for the years ended December 31, 2002 and 2001. Gross interest income is earned on cash collateral requirements, direct financing leases, notes receivable and investments of cash and cash equivalents. On October 3, 2001, we sold our Southern Nevada Women’s Correctional Center, which had been accounted for as a direct financing lease. Therefore, no interest income was received on this lease during 2002. For the year ended December 31, 2001, interest income for this lease totaled $0.9 million.

Expenses associated with debt refinancings

As a result of the early extinguishment of the old senior bank credit facility and the redemption of substantially all of our 12% senior notes, we recorded expenses associated with debt refinancings of $36.7 million for the year ended December 31, 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% senior notes, and certain other costs associated with the refinancing.

Change in fair value of derivative instruments

In accordance with SFAS 133 we have reflected in earnings the change in the estimated fair value of our interest rate swap agreement during the years ended December 31, 2002 and 2001. We estimated the fair value of the interest rate swap agreement using option-pricing models that value the potential for the interest rate swap agreement to become in-the-money through changes in interest rates during the remaining term of the agreement. A negative fair value represented the estimated amount we would have to pay to cancel the contract or transfer it to other parties.

Our swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. In accordance with SFAS 133, we recorded a $2.2 million non-cash gain and an $11.1 million non-cash charge, respectively, for the change in fair value of the swap agreement for the years ended December 31, 2002 and 2001. These amounts included $2.5 million for amortization of the transition adjustment, or the cumulative reduction in the fair value of the swap from its inception to the date we adopted SFAS 133 on January 1, 2001, during each year. We were no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the old senior bank credit facility. During May 2002, we terminated the swap agreement prior to its expiration at a price of $8.8 million. In accordance with SFAS 133, we continued to amortize the unamortized portion of the transition adjustment as a non-cash expense through December 31, 2002.

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

On December 31, 2001, we issued 2.8 million shares of common stock, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment, we estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded during the fourth quarter of 2001. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

Income tax benefit

We generated income tax benefits of $63.3 million and $3.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in the income tax benefit during the year ended December 31, 2002, primarily resulted from the “Job Creation and Worker Assistance Act of 2002” which was signed into law on March 9, 2002. Among other changes, the tax law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allows use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum tax. We experienced net operating losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, we utilized certain of our net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, we reported an income tax benefit and claimed a refund of $32.2 million during the first quarter of 2002, which was received in April 2002.

On October 24, 2002, we entered into a definitive settlement with the IRS in connection with the IRS’s audit of our predecessor’s 1997 federal income tax return. Under the terms of the settlement, in consideration for the IRS’s final determination with respect to the 1997 tax year, in December 2002 we paid $52.2 million in cash to satisfy federal and state taxes and interest.

Due to the change in tax law in March 2002, the settlement created an opportunity to utilize any 2002 tax losses to claim a refund of a portion of the taxes paid. We experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives of property and equipment for tax purposes. Under terms of the new law, we utilized our net operating losses to offset taxable income generated in 1997, which was increased substantially in connection with the settlement with the IRS. As a result of the tax law change in 2002, combined with the adoption of an accounting change in the depreciable lives of certain tax assets, as of December 31, 2002 we claimed an income tax refund of $32.1 million, which was received during the second quarter of 2003.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets in 2002. The creation of such a deferred tax liability, and the significant improvement in our tax position since the original valuation allowance was established to reserve our deferred tax assets, resulted in the reduction of the valuation allowance, generating an income tax benefit of $30.3 million during the fourth quarter of 2002, as we determined that substantially all of these deferred tax liabilities would be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods.

Discontinued Operations

During 2002, the three facilities we managed in the Commonwealth of Puerto Rico generated total revenue of $20.2 million and incurred operating expenses of $17.3 million, respectively, through the dates we transferred operations to the Commonwealth of Puerto Rico in May 2002 and August 2002. We also recorded a non-cash charge as discontinued operations of $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with these terminated management contracts. During 2001, these facilities generated total revenue of $43.7 million and incurred operating expenses of $32.0 million.

On June 28, 2002, we sold our interest in a juvenile facility located in Dallas, Texas for $4.3 million. The facility, which was designed to accommodate 900 at-risk juveniles, was leased to an independent third party operator pursuant to a lease expiring in 2008. This facility generated rental income of $0.4 million and $0.7 million during 2002 and 2001, respectively.

During the fourth quarter of 2002, we were informed by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. During 2002, this facility generated total revenue and operating expenses of $4.8 million and $4.0 million, respectively, compared to total revenue of $4.8 million and total operating expenses of $4.0 million during 2001.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center, located in Lawrenceville, Virginia, upon the expiration of the contract. Accordingly, we terminated our operation of the facility on March 22, 2003, in connection with the expiration of the contract. During 2002, this facility generated total revenue and total operating expenses of $20.3 million and $18.7 million, respectively, compared to total revenue of $19.7 million and total operating expenses of $18.6 million during 2001.

During 2002, depreciation and amortization, interest income, and income tax expense totaled $3.1 million, $0.6 million, and $0.6 million, respectively, for these facilities. During 2001, depreciation and amortization, interest income, and income tax expense totaled $1.4 million, $0.6 million, and $4.5 million, respectively, for these facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities in order to retain management contracts, and to increase our inmate bed capacity for anticipated demand from current and future customers. With lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

On September 10, 2003, we announced our intention to expand by 594 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The anticipated cost of the expansion is approximately $22.0 million and is estimated to be completed during the third quarter of 2004. This expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $22.0 million, with completion also estimated to occur during the third quarter of 2004. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $29.0 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced our intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The anticipated cost of the expansion is approximately $6.2 million and is estimated to be completed during the first quarter of 2005. Upon completion of the expansion, the Florence Correctional Center will have a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from each of these customers. During January 2004, we also announced the signing of a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we will expand this facility by 256 beds from its current design capacity of 483 beds increasing its total beds to 739 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand the facility is approximately $10.4 million, with completion estimated to occur during the fourth quarter of 2004.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2005:

			Estimated cost to
	No. of	Estimated	complete
Facility	beds	completion date	(thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	Third quarter 2004	$22,009
Crowley County Correctional Facility Olney Springs, CO	594	Third quarter 2004	22,000
Leavenworth Detention Center Leavenworth, KS	256	Fourth quarter 2004	10,400
Houston Processing Center Houston, TX	494	First quarter 2005	29,000
Florence Correctional Center Florence, AZ	224	First quarter 2005	6,200

Total	3,092		$89,609

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

We have called for redemption the remaining outstanding shares of our series A preferred stock and plan to redeem our series B preferred stock during 2004. The series A preferred stock is currently redeemable at $25.00 per share plus dividends accrued and unpaid to the redemption date, while the series B preferred stock is redeemable during the second quarter of 2004 at $24.46 per share plus dividends accrued and unpaid to the redemption date. As of December 31, 2003, we had outstanding $7.5 million of series A preferred stock and $23.5 million of series B preferred stock.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. Accordingly, we expect to incur approximately $21.0 million in information technology expenditures during 2004.

We expect to fund our capital expenditure requirements including completion of construction of the Stewart County Correctional Facility and the four aforementioned expansion projects, and the redemption of our preferred stock, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During the years ended December 31, 2003, 2002, and 2001, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. During 2004 we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards, except for certain annual limitations imposed under the Internal Revenue Code. As a result, we expect to begin paying federal income taxes during 2004, with an obligation to pay a full year’s taxes beginning in 2005.

As of December 31, 2003, our liquidity was provided by cash on hand of $84.2 million and $97.7 million available under our $125.0 million revolving credit facility. During the year ended December 31, 2003 and 2002, we generated $202.8 million and $101.4 million, respectively, in cash through operating activities, and as of December 31, 2003 and 2002, we had net working capital of $133.6 million and $68.4 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $279.6 million in equity or debt securities, preferred stock and warrants. The “shelf” registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2003 was $202.8 million, compared with $101.4 million for the same period in the prior year and $92.8 million in 2001. Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, and adjustments for various non-cash charges, including primarily the reversal in 2003 of a valuation allowance applied to deferred tax assets, the cumulative effect of accounting change in 2002, the change in fair value of derivative instruments each year, and expenses associated with debt refinancing and recapitalization transactions completed in 2003 and 2002, which are reported as financing activities to the extent such charges result from cash payments.

The increase in cash provided by operating activities for the year ended December 31, 2003 was due to increased occupancy levels, improved margins, and a reduction in interest expense, primarily resulting from the refinancing transactions completed in 2003 and May 2002 and lower market interest rates. Additionally, during 2003 we received payment of $13.5 million from the Commonwealth of Puerto Rico as final payment of all outstanding balances, as well as non-recurring income tax refunds of $33.7 million. These increases were partially offset by the payment of $15.5 million of contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, and which was paid in May 2003 in connection with the recapitalization.

Investing Activities

Our cash flow used in investing activities was $100.3 million for the year ended December 31, 2003, and was primarily attributable to capital expenditures during the year of $92.2 million, including $56.6 million for acquisition and development activities and $35.6 million for other capital expenditures. Capital expenditures for acquisition and development activities of $56.6 million during 2003 included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. Expenditures for other capital improvements included an increase in our investments in numerous technology initiatives. In addition, during 2003 cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility.

Our cash flow used in investing activities was $9.7 million for the year ended December 31, 2002, and was primarily attributable to capital expenditures during the period of $17.1 million, net of proceeds received from the sale of our interest in a juvenile facility located in Dallas, Texas, on June 28, 2002, for $4.3 million. Capital expenditures during 2002 included $4.8 million for acquisition and development activities, including primarily expenditures for our McRae Correctional Facility to meet specifications required by the BOP in connection with a new contract award, and $12.3 million for other capital expenditures incurred for the betterment, renewal or significant repairs that extended the useful life of a correctional facility, or for new furniture, fixtures, and equipment. In addition, we received refunds of restricted cash totaling $5.2 million primarily used as collateral for workers’ compensation self-insured claims. We elected to post letters of credit from the revolving loan portion of our senior bank credit facility to replace the collateral on such claims.

Financing Activities

Our cash flow used in financing activities was $83.7 million for the year ended December 31, 2003. During January 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of the term loan portion of the facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the term loan portions of the senior bank credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of our 12% senior notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% senior notes. During August 2003, we completed the sale and issuance of $200.0 million of 7.5% senior notes at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million. The proceeds received from the sale and issuance of the senior notes were offset by the prepayment of $240.3 million on the term loan portion of the senior bank credit facility with proceeds from the sale and issuance of the senior notes and with cash on hand. We paid $7.7 million in costs primarily associated with the debt refinancing transactions during the third quarter of 2003. We also paid $7.4 million in scheduled principal repayments during

2003, and cash dividends of $12.7 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of the tender offer for our series B preferred stock.

Our cash flow used in financing activities was $72.6 million for the year ended December 31, 2002. Proceeds from the issuance on May 3, 2002 of the $250.0 million 9.875% senior notes and the new senior bank credit facility were largely offset by the repayment of the old senior bank credit facility and the redemption of substantially all of the 12% senior notes. However, we also paid debt issuance costs of $37.5 million in connection with the refinancing, and an additional $8.8 million to terminate an interest rate swap agreement. Further, during the first quarter of 2002, we paid cash dividends of $12.9 million on our series A preferred stock for the fourth quarter of 2001 and for all five quarters in arrears, as permitted under the terms of an amendment to our old senior bank credit facility obtained in December 2001. Additionally, we paid $2.2 million in cash dividends on our series A preferred stock during each of the second, third, and fourth quarters of 2002.

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2003 (in thousands):

	Payments Due By Year Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$856	$2,934	$2,884	$229,203	$65,422	$700,000	$1,001,299
Houston Processing Center expansion	24,144	140	—	—	—	—	24,284
Leavenworth Detention Center expansion	9,172	—	—	—	—	—	9,172
Operating leases	638	91	—	—	—	—	729

Total Contractual Cash Obligations	$34,810	$3,165	$2,884	$229,203	$65,422	$700,000	$1,035,484

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During 2003, we paid $80.0 million in interest, including capitalized interest. We had $27.3 million letters of credit outstanding at December 31, 2003 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2003, 2002, or 2001.

Capital Transactions Completed During 2003

Recapitalization

On April 2, 2003, we initiated a series of transactions as described below intended to enhance our capital structure and to provide us with additional financing flexibility that we believe enables us to more effectively execute our business objectives.

Common Stock Offering. On May 7, 2003, we completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds of $117.0 million after the payment of estimated costs associated with the issuance.

Note Offering. Concurrently with the common stock offering, we also completed the sale and issuance of $250.0 million aggregate principal amount of senior notes. The senior notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature on May 1, 2011. The notes are senior unsecured obligations and are guaranteed by our domestic subsidiaries. At any time on or before May 1, 2006, we may redeem up to 35% of the notes with the net proceeds from certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the senior notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the senior notes.

As described below, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of our $40.0 million 10% convertible subordinated notes (and to pay accrued interest on the notes through the date of purchase), to purchase shares of our series B preferred stock that were tendered in the tender offer described below, to redeem shares of our series A preferred stock and to pay-down a portion of our senior bank credit facility.

Purchase of Shares of Common Stock Issuable Upon Conversion of the MDP Notes. Pursuant to the terms of an agreement with MDP, the holder of our $40.0 million aggregate principal amount of convertible subordinated notes due 2008 with a stated rate of 10.0% plus contingent interest accrued at 5.5%, immediately following the completion of the common stock and notes offerings, MDP converted the notes into 3,362,899 shares of our common stock and subsequently sold such shares to us. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was $81.1 million. The shares purchased from MDP have been cancelled under the terms of our charter and Maryland law and now constitute authorized but unissued shares of common stock.

Tender Offer for Series B Preferred Stock. Following the completion of the common stock and notes offerings in May 2003, we purchased 3.7 million shares of our series B preferred stock for $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003. As the result of the repayment of the balance of the remaining outstanding 12% senior notes, as further described below, the remaining shares of series B preferred stock are redeemable during the second quarter of 2004 at a price of $24.46 per share plus dividends accrued and unpaid at the redemption date. We currently intend to redeem the remaining outstanding shares of series B preferred stock during 2004.

Redemption of Series A Preferred Stock. Immediately following consummation of the common stock and notes offerings, we gave notice to the holders of our outstanding series A preferred stock that we would redeem 4.0 million shares of the 4.3 million shares of series A preferred stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.

The remaining outstanding shares of our series A preferred stock are currently redeemable at $25.00 per share plus dividends accrued and unpaid at the redemption date. On February 19, 2004, we announced that we would redeem the remaining 300,000 outstanding shares of series A preferred stock on or about March 19, 2004. We expect to fund the aggregate redemption price of $7.5 million plus accrued and unpaid dividends to the redemption date of $0.1 million, with cash on hand.

Payments on and Amendments to our Senior Bank Credit Facility. We used the estimated remaining net proceeds of the common stock and notes offerings after application as described above, combined with $25.3 million of cash on hand, to pay-down $100.0 million outstanding under the term loan portions of our senior bank credit facility. Further, during May 2003, we used cash received from a federal income tax refund to pay-down an additional $32.0 million outstanding under the term loan portion of the senior bank credit facility. In connection with the common stock and notes offerings, the requisite lenders under the senior bank credit facility consented to the issuance of the $250.0 million 7.5% senior notes described below and the use of all proceeds from the common stock and note offerings to purchase the shares of common stock issuable upon conversion of the $40.0 million convertible subordinated notes by MDP, redeem the series A preferred stock and purchase shares of series B preferred stock pursuant to the tender offer.

In connection with the consent, we also obtained modification to certain provisions of the senior bank credit facility to generally provide us with additional borrowing capacity and operational flexibility, including, but not limited to, (i) providing for a future increase in the revolving credit portion of the facility from $75.0 million to up to $110.0 million at our request (subject to the receipt of lender commitments at the time of the increase), (ii) increasing our ability to incur certain indebtedness, (iii) increasing our permitted annual capital expenditures, and (iv) increasing our ability to assume indebtedness in connection with, and otherwise complete, acquisitions. These terms were further amended in August 2003 as described hereafter.

On April 3, 2003, Standard & Poor’s upgraded its rating of our senior secured debt to “BB-” from “B+” and our senior unsecured debt to “B” from “B-.” On May 14, 2003, Moody’s Investors Service upgraded its rating of our senior secured debt to “Ba3” from “B1,” our senior unsecured debt to “B1” from “B2,” and our preferred stock to “B3” from “Caa1.”

Repayment of Remaining 12% Senior Notes

In June 2003, pursuant to an offer to purchase the balance of the remaining $100.0 million 12% senior notes due 2006 ($10.8 million), holders of $7.6 million principal amount of the notes tendered their notes at a price of 120% of par. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer to purchase, reducing the remaining amount of 12% senior notes outstanding to $3.1 million.

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

Issuance of New 7.5% Senior Notes

During the third quarter of 2003, we took advantage of a favorable interest rate environment and fixed the interest rate on a substantial portion of our remaining outstanding variable rate debt and extended our debt maturities. On August 8, 2003, we completed the sale and issuance of $200.0 million aggregate principal amount of senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes pay interest semi-annually at the rate of 7.5% per annum and are scheduled to mature May 1, 2011. The notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which will be amortized as a reduction to interest expense over the term of the notes. The notes are senior unsecured obligations and are guaranteed by our domestic subsidiaries. At any time on or before May 1, 2006, we may redeem up to 35% of the notes with net proceeds from certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem all or a portion of the senior notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the senior notes. Proceeds from the note offering, along with cash on hand, were used to pay-down $240.3 million of the term loan portion of our senior bank credit facility.

We have agreed to offer to exchange the notes for a new issue of identical debt securities registered under the Securities Act as evidence of the same underlying obligation of indebtedness. The exchange offer registration statement must be filed with the SEC on or prior to May 15, 2004, and we must use commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to August 7, 2004. We have also agreed to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to satisfy these obligations, or if the registration statement is not declared effective by the SEC on or prior to August 7, 2004, we have agreed to pay liquidated damages to holders of the notes under specified circumstances.

Amendment to Senior Bank Credit Facility

In connection with the prepayment in August 2003 of the term loan portion of our senior bank credit facility with proceeds from the issuance of the $200.0 million 7.5% senior notes and with cash on hand, we obtained an amendment to our senior bank credit facility. The amendment to the senior bank credit facility provided: (i) an increase in the capacity of the revolving portion of the facility to $125.0 million, which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008, which replaced the existing term loan portion of the facility. The amended senior bank credit facility is secured by liens on a substantial portion of the net book value of our fixed assets (inclusive of our domestic subsidiaries), and pledges of all of the capital stock of our domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of our domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of our foreign subsidiaries. In addition, the amendment provided for a reduction in interest rates on the term portion of the facility to a base rate plus 1.75% or LIBOR plus 2.75%, at our option, from a base rate plus 2.5% or LIBOR plus 3.5% and, with respect to covenants, provides greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. The interest rates and commitment fee on the revolving portion of the facility were unchanged under terms of the amendment. The amendment also eliminated certain mandatory prepayment provisions.

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

As a result of the completion of our recapitalization and refinancing transactions during 2003, we have significantly reduced our exposure to variable rate debt and now have no debt maturities on outstanding indebtedness until 2007. At December 31, 2003, our total weighted average effective interest rate was 7.74% and our total weighted average debt maturity was 5.9 years. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition

and Disclosure,” or SFAS 148. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN 46 is effective for all entities other than special purpose entities no later than the end of the first period that ends after March 15, 2004. The Company has no investments in special purpose entities.

We have determined that our joint venture, Agecroft Prison Management, Ltd., or APM, is a variable interest entity (“VIE”), of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which totaled $5.6 million, including accrued interest, as of December 31, 2003. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. SFAS 150 became effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our senior bank credit facility. The interest on our senior bank credit facility is subject to fluctuations in the market. We were also exposed to market risk related to our old senior bank credit facility prior to its refinancing in May 2002. If the interest rate for our outstanding indebtedness under the old senior bank credit facility and the new senior bank credit facility was 100 basis points higher or lower during the years ended December 31, 2003, 2002, and 2001, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $4.8 million, $5.9 million and $5.5 million, respectively.

As of December 31, 2003, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed rate of 7.5%, $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%, $7.5 million of series A preferred stock with a fixed dividend rate of 8.0%, which was called for redemption on February 19, 2004, to be effective on March 19, 2004, and $23.5 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

In order to satisfy a requirement of the new senior bank credit facility we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments.

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of our Agecroft facility located in Salford, England, which was sold in April 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At December 31, 2003, the receivables due us and denominated in British pounds totaled 3.2 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

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

During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through May 13, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. Notwithstanding the foregoing, during the fiscal year ended December 31, 2000 and during the first quarter of 2001, Ernst & Young and/or an affiliate thereof provided us with certain management consulting services as required under the terms of our then existing senior bank credit facility. In addition, during the fourth quarter of 2001 and to May 13, 2002, an affiliate of Ernst & Young provided a subsidiary of ours with certain management consulting services.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this annual report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item 10 is hereby incorporated by reference from the information under the headings “Proposal I – Election of Directors-Directors Standing for Election,” “-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2004.

As a part of our comprehensive Corporate Compliance Manual, our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.correctionscorp.com or request a copy of any of the foregoing by writing to the following address - Corrections Corporation of America, Attention: Secretary, 10 Burton Hills Boulevard, Nashville, Tennessee 37215.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Corporate Governance – Director Compensation,” “Executive Compensation,” and “Performance Graph” in our definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2003 regarding compensation plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted – Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plan
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a)
Equity compensation plans approved by stockholders	3,669,516	$20.48	2,078,555 (1)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,669,516	$20.48	2,078,555 (1)

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 1997 Employee Share Incentive Plan and Amended and Restated 2000 Stock Incentive Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance - Audit and Non-Audit Fees” in our definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2004.

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

(3)	The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith.

(b)	Reports on Form 8-K:

The following Form 8-K report was furnished to the SEC during the period October 1, 2003 through December 31, 2003:

(1)	Filed November 5, 2003 (earliest event November 5, 2003) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the third quarter ended September 30, 2003.

The following Form 8-K report was furnished to the SEC subsequent to December 31, 2003:

(1)	Filed February 11, 2004 (earliest event February 11, 2004) reporting in Item 12., the issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: March 12, 2004	By:	/s/ John D. Ferguson

John D. Ferguson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson John D. Ferguson, President and Chief Executive Officer and	March 12, 2004 March 12, 2004
Director (Principal Executive Officer)

/s/ Irving E. Lingo, Jr. Irving E. Lingo, Jr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004 March 12, 2004

/s/ William F. Andrews William F. Andrews, Chairman of the Board and Director	March 12, 2004 March 12, 2004

/s/ Donna M. Alvarado Donna M. Alvarado, Director	March 12, 2004 March 12, 2004

/s/ Lucius E. Burch, III Lucius E. Burch, III, Director	March 12, 2004 March 12, 2004

/s/ John D. Correnti John D. Correnti, Director	March 12, 2004 March 12, 2004

/s/ John R. Horne John R. Horne, Director	March 12, 2004 March 12, 2004

/s/ C. Michael Jacobi C. Michael Jacobi, Director	March 12, 2004 March 12, 2004

/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	March 12, 2004 March 12, 2004

/s/ Charles L. Overby Charles L. Overby, Director	March 12, 2004 March 12, 2004

/s/ John R. Prann, Jr. John R. Prann, Jr., Director	March 12, 2004 March 12, 2004

/s/ Joseph V. Russell Joseph V. Russell, Director	March 12, 2004 March 12, 2004

/s/ Henri L. Wedell Henri L. Wedell, Director	March 12, 2004 March 12, 2004

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America, a Tennessee corporation (“Old CCA”), CCA Prison Realty Trust, a Maryland real estate investment trust (“Old Prison Realty”), and Prison Realty Corporation, a Maryland corporation currently known as Corrections Corporation of America (the “Company”) (previously filed as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in the Company’s Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.2	Agreement and Plan of Merger, dated as of June 30, 2000, by and among the Company, CCA of Tennessee, and Operating Company (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document were omitted from this filing, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.3	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and PMSI (previously filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

2.4	Agreement and Plan of Merger, dated as of November 17, 2000, by and among the Company, CCA of Tennessee, and JJFMSI (previously filed as Exhibit 2.6 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference) (as directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this document have been omitted, and the Company has agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company’s Amendment No. 3 to its Registration Statement on Form S-4 (Commission File no. 333-96721), filed with the Commission on December 30, 2002 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Third Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Specimen of certificate representing shares of the Company’s 8.0% Series A Preferred Stock (the “Series A Preferred Stock”) (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.4	Specimen of certificate representing shares of the Company’s Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) (previously filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.5	Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 16, 1999 and incorporated herein by this reference).

4.6	First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 16, 1999 and incorporated herein by this reference).

4.7	Second Supplemental Indenture by and between the Company and State Street Bank and Trust Company, as Trustee, dated as of April 24, 2002, relating to the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on April 25, 2002 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
4.8	Third Supplemental Indenture by and between the Company and U.S. Bank National Association (formerly known as State Street Bank and Trust Company), as Trustee, dated as of July 10, 2003, relating to the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.9	Indenture, dated as of May 3, 2002, by and between the Company, and State Street Bank and Trust Company, as Trustee, governing the Company’s 9.875% Senior Notes due 2009 (the “9.875% Senior Notes”) (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

4.10	Form of promissory note and guarantee for the Company’s 9.875% Senior Notes in the aggregate principal amount of $250.0 million (previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

4.11	Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K. (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.12	Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.13	First Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.14	Second Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.1	Third Amended and Restated Credit Agreement, dated as of May 3, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Sole Lead Arranger and Sole Book-Running Manager, Deutsche Bank Securities Inc. and UBS Warburg LLC, as Co-Syndication Agents, Société Généralé, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.2	Second Amended and Restated Security Agreement, dated as of May 3, 2002, made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.3	First Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of December 27, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, and Lehman Commercial Paper Inc., as Administrative Agent, and related subsidiary Assumption Agreement, Consent of Guarantors and Counterpart Signature Pages to Demand Promissory Note and related Endorsement (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.4	Second Amendment and Waiver to Third Amended and Restated Credit Agreement, dated as of April 28, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders, with related Consent of Guarantors attached thereto (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.5	Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 11, 2003 and incorporated herein by this reference).

10.6	Registration Rights Agreement, dated as of August 8, 2003, by and among the Company, the Company’s subsidiary guarantors, and the Initial Purchasers (as defined therein) with respect to the 7.5% Notes due 2011 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.7	Agreement as to Final Determination of Tax Liability and Specific Matters by and between the Company, as successor to Old CCA and its subsidiaries and as successor in interest to Mineral Wells R.E., L.P. and United Concept Limited Partnership, and the Department of the Treasury — Internal Revenue Service of the United States (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on October 28, 2002 and incorporated herein by this reference).

10.8	Agreement of Sale and Purchase, dated as of November 21, 2002, (as amended) by and between the Company and certain subsidiaries of Reckson Associates Realty Corporation, and related Designation of Affiliate letter by the Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on January 22, 2003 and incorporated herein by this reference).

10.9	Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.10	Amendment to Note Purchase Agreement and Note by and between the Company and PMI Mezzanine Fund, L.P., dated April 28, 2003 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.11	7.5% Convertible, Subordinated Note, due February 28, 2005, made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30.0 million (previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.12	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.13	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.14	Form of Amendment No. 2 to Registration Rights Agreement by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.15*	The Company’s Amended and Restated 1997 Employee Share Incentive Plan.

10.16	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.17	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.18	Option Agreement, dated as of March 31, 1997, by and between Old CCA and Joseph F. Johnson, Jr. relating to the grant of an option to purchase 80,000 shares of Old CCA Common Stock (previously filed as Appendix B to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 001-13560), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.19	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 001-13560), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.20*	The Company’s Amended and Restated 2000 Stock Incentive Plan.

10.21	The Company’s 2001 Restricted Stock Plan (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.22	The Company’s 2001 Key Employee Series B Preferred Stock Restricted Stock Plan (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.23	The Company’s 2001 Warden Series B Preferred Stock Restricted Stock Plan (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.24	Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 0-25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.25	First Amendment to Employment Agreement with John D. Ferguson, dated as of December 31, 2002, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.26	Employment Agreement, dated as of December 6, 2000, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.27	Employment Agreement, dated as of July 1, 2002, by and between the Company and James A. Seaton (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.28	Employment Agreement, dated as of February 1, 2003, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.29	Employment Agreement dated as of May 1, 2003, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

10.30	Amendment Number One to Stock Acquisition Agreement, dated as of November 13, 2000, by and among the Company, CCA of Tennessee, PMSI, JJFMSI, CCA UK and Sodexho (previously filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.31	Option Agreement, dated as of September 11, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 12, 2000 and incorporated herein by this reference).

10.32	Amendment Number One to Option Agreement, dated as of November 13, 2000, by and between JJFMSI and Sodexho (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.33	Stock Purchase Agreement, dated as of April 10, 2001, by and among the Company; Abbey National Treasury Services plc, a public limited company incorporated in England and Wales and registered with company number 2338548; and Agecroft Properties (No. 2) Limited, a private limited company incorporated in England and Wales and registered with company number 4167343 (“API 2”), relating to the Company’s sale of all of the issued and outstanding capital stock of Agecroft Properties, Inc., a Tennessee corporation and wholly-owned subsidiary of the Company (“API”), to API 2 (previously filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

16.1	Letter from Arthur Andersen LLP regarding change in independent auditor (previously filed as Exhibit 16.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 15, 2002 and incorporated herein by this reference).

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

24	Powers of Attorney (included on signature pages).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Corrections Corporation of America

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2, 3, 13, and 14 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and other intangibles and for the disposal of long lived assets in 2002 and changed its method of accounting for derivative instruments in 2001.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 6, 2004 (except with respect to the matters
      discussed in the eleventh paragraph of Note 15
      and the second paragraph of Note 17,
      as to which the date is February 19, 2004)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$84,231	$65,406
Restricted cash	12,823	7,363
Accounts receivable, net of allowance of $1,999 and $1,344, respectively	136,465	119,197
Deferred tax assets	50,473	—
Income tax receivable	—	32,499
Prepaid expenses and other current assets	8,028	12,299
Current assets of discontinued operations	1,158	17,583

Total current assets	293,178	254,347
Property and equipment, net	1,586,979	1,551,781
Investment in direct financing lease	17,751	18,346
Goodwill	15,563	20,902
Deferred tax assets	6,739	—
Other assets	38,818	28,211
Non-current assets of discontinued operations	—	484

Total assets	$1,959,028	$1,874,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$156,656	$151,516
Income tax payable	913	3,685
Distributions payable	150	5,330
Current portion of long-term debt	1,146	23,054
Current liabilities of discontinued operations	761	2,381

Total current liabilities	159,626	185,966
Long-term debt, net of current portion	1,002,282	932,905
Other liabilities	21,655	21,202

Total liabilities	1,183,563	1,140,073

Commitments and contingencies
Preferred stock - $0.01 par value; 50,000 shares authorized:
Series A - 300 and 4,300 shares issued and outstanding at December 31, 2003 and 2002, respectively; stated at liquidation preference of $25.00 per share	7,500	107,500
Series B - 962 and 4,408 shares issued and outstanding at December 31, 2003 and 2002, respectively; stated at liquidation preference of $24.46 per share	23,528	107,831
Common stock - $0.01 par value; 80,000 shares authorized; 35,020 and 27,986 shares issued and outstanding at December 31, 2003 and 2002, respectively	350	280
Additional paid-in capital	1,441,742	1,343,066
Deferred compensation	(1,479)	(1,604)
Retained deficit	(695,590)	(822,111)
Accumulated other comprehensive loss	(586)	(964)

Total stockholders’ equity	775,465	733,998

Total liabilities and stockholders’ equity	$1,959,028	$1,874,071

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,

	2003	2002	2001

REVENUE:
Management and other	$1,032,995	$934,050	$906,177
Rental	3,742	3,701	5,718

	1,036,737	937,751	911,895

EXPENSES:
Operating	775,311	721,352	698,941
General and administrative	40,467	36,907	34,568
Depreciation and amortization	52,937	51,292	52,729

	868,715	809,551	786,238

OPERATING INCOME	168,022	128,200	125,657

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	(119)	153	358
Interest expense, net	74,446	87,478	126,242
Expenses associated with debt refinancing and recapitalization transactions	6,687	36,670	—
Change in fair value of derivative instruments	(2,900)	(2,206)	(14,554)
Loss on disposals of assets	261	110	74
Unrealized foreign currency transaction (gain) loss	(556)	(622)	219

	77,819	121,583	112,339

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	90,203	6,617	13,318
Income tax benefit	52,352	63,284	3,358

INCOME FROM CONTINUING OPERATIONS
BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	142,555	69,901	16,676
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018
Cumulative effect of accounting change	—	(80,276)	—

NET INCOME (LOSS)	141,783	(7,916)	25,694
Distributions to preferred stockholders	(15,262)	(20,959)	(20,024)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$126,521	$(28,875)	$5,670

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$3.95	$1.77	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.09	0.37
Cumulative effect of accounting change	—	(2.90)	—

Net income (loss) available to common stockholders	$3.92	$(1.04)	$0.23

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$3.46	$1.59	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.37
Cumulative effect of accounting change	—	(2.49)	—

Net income (loss) available to common stockholders	$3.44	$(0.82)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,783	$(7,916)	$25,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,011	54,388	54,135
Amortization of debt issuance costs and other non-cash interest	7,505	11,816	22,652
Cumulative effect of accounting change	—	80,276	—
Expenses associated with debt refinancing and recapitalization transactions	6,687	36,670	—
Deferred and other non-cash income taxes	(50,082)	646	(3,531)
Equity in (earnings) loss of joint venture	(119)	153	358
Unrealized foreign currency transaction (gain) loss	(556)	(622)	219
Other non-cash items	2,259	2,455	2,579
Loss on disposals of assets	266	130	74
Change in fair value of derivative instruments	(2,900)	(2,206)	(14,554)
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	2,892	7,706	(6,657)
Income tax receivable	32,499	(32,141)	32,207
Accounts payable, accrued expenses and other liabilities	12,294	5,405	(22,002)
Income tax payable	(3,692)	(55,371)	1,587

Net cash provided by operating activities	202,847	101,389	92,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(56,673)	(4,843)	—
Expenditures for other capital improvements	(35,522)	(12,254)	(6,435)
(Increase) decrease in restricted cash	(5,460)	5,174	(3,328)
Proceeds from sale of assets	487	4,595	140,277
Increase in other assets	(4,099)	(3,199)	(1,443)
Purchase of business	—	(321)	—
Payments received on direct financing leases and notes receivable	986	1,175	1,861

Net cash provided by (used in) investing activities	(100,281)	(9,673)	130,932

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	482,250	890,000	—
Borrowings from revolving lines of credit	—	—	39,000
Scheduled principal repayments	(7,394)	(17,764)	(7,667)
Other principal repayments	(387,266)	(878,938)	(220,303)
Payment of debt issuance and other refinancing and related costs	(18,579)	(37,478)	(7,012)
Proceeds from issuance of common stock	124,800	—	—
Payment of stock issuance costs	(7,674)	(21)	(20)
Proceeds from exercise of stock options and warrants	1,276	433	—
Purchase and retirement of common stock	(66,464)	—	—
Purchase and redemption of preferred stock	(191,984)	(354)	—
Payment of dividends	(12,706)	(19,648)	(2,182)
Cash paid for fractional shares	—	—	(91)
Payment to terminate interest rate swap agreement	—	(8,847)	—

Net cash used in financing activities	(83,741)	(72,617)	(198,275)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,825	19,099	25,418
CASH AND CASH EQUIVALENTS, beginning of year	65,406	46,307	20,889

CASH AND CASH EQUIVALENTS, end of year	$84,231	$65,406	$46,307

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)

	For the Years Ended December 31,

	2003	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $900 in 2003)	$79,068	$73,067	$104,438

Income taxes	$2,183	$56,396	$3,014

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$(40,000)	$(1,114)	$—
Common stock	34	1	—
Additional paid-in capital	39,512	1,113	—
Other assets	454	—	—

	$—	$—	$—

The Company acquired a business for debt and cash:
Accounts receivable	$—	$(177)	$—
Prepaid expenses and other current assets	—	(21)	—
Property and equipment, net	—	(20)	—
Other assets	—	(578)	—
Accounts payable and accrued expenses	—	300	—
Debt	—	175	—

	$—	$(321)	$—

The Company issued shares of common stock and a promissory note payable in satisfaction of stockholder litigation:
Accounts payable and accrued expenses	$(5,998)	$—	$(69,408)
Long-term debt	2,900	—	25,606
Common stock	3	—	187
Additional paid-in capital	3,051	—	43,615
Other assets	44	—	—

	$—	$—	—

The Company issued Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date:
Distributions payable	$(7,736)	$(11,834)	$(11,070)
Preferred stock – Series B	7,736	11,834	11,070

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity

BALANCE, December 31, 2000	$107,500	$80,642	$2,354	$1,299,390	$(2,723)	$(798,906)	$(242)	$—	$688,015

Comprehensive income (loss):
Net income	—	—	—	—	—	25,694	—	—	25,694
Cumulative effect of accounting change	—	—	—	—	—	—	—	(5,023)	(5,023)
Amortization of transition adjustment	—	—	—	—	—	—	—	2,512	2,512

Total comprehensive income	—	—	—	—	—	25,694	—	(2,511)	23,183

Distributions to preferred stockholders	—	11,070	—	—	—	(20,024)	—	—	(8,954)
Issuance of common stock under terms of stockholder litigation	—	—	187	43,615	—	—	—	—	43,802
Amortization of deferred compensation	—	—	3	(3)	1,305	—	—	—	1,305
Restricted stock issuances, net of forfeitures	—	4,904	—	(3,179)	(1,735)	—	—	—	(10)
Reverse stock split	—	—	(2,265)	2,240	—	—	—	—	(25)
Other	—	(50)	—	(105)	—	—	—	—	(155)

BALANCE, December 31, 2001	107,500	96,566	279	1,341,958	(3,153)	(793,236)	(242)	(2,511)	747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(7,916)	—	—	(7,916)
Change in fair value of interest rate cap	—	—	—	—	—	—	—	(964)	(964)
Amortization of transition adjustment	—	—	—	—	—	—	—	2,511	2,511

Total comprehensive loss	—	—	—	—	—	(7,916)	—	1,547	(6,369)

Distributions to preferred stockholders	—	11,834	—	—	—	(20,959)	—	—	(9,125)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(223)	1,549	—	—	—	1,159
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	433	—	—	—	—	433
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$—	$(964)	$733,998

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)

(Continued)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity

BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$—	$(964)	$733,998

Comprehensive income:
Net income	—	—	—	—	—	141,783	—	—	141,783
Change in fair value of interest rate cap	—	—	—	—	—	—	—	378	378

Total comprehensive income	—	—	—	—	—	141,783	—	378	142,161

Distributions to preferred stockholders	—	7,736	—	—	—	(15,262)	—	—	(7,526)
Issuance of common stock, net	—	—	64	117,103	—	—	—	—	117,167
Retirement of common stock	—	—	—	(842)	—	—	—	—	(842)
Deferred tax valuation allowance reversal	—	—	—	2,643	—	—	—	—	2,643
Retirement of series B preferred stock	—	(347)	—	—	—	—	—	—	(347)
Redemption of preferred stock	(100,000)	(91,637)	—	—	—	—	—	—	(191,637)
Conversion of subordinated notes	—	—	34	39,512	—	—	—	—	39,546
Repurchase of common stock	—	—	(34)	(65,588)	—	—	—	—	(65,622)
Warrants exercised	—	—	1	—	—	—	—	—	1
State stockholder litigation settlement	—	—	3	3,051	—	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	—	(55)	—	(71)	1,720	—	—	—	1,594
Restricted stock grant	—	—	1	1,594	(1,595)	—	—	—	—
Stock options exercised	—	—	1	1,274	—	—	—	—	1,275

BALANCE, December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$—	$(586)	$775,465

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and four states. As of December 31, 2003, the Company owned 41 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and one additional facility which is not yet in operation. At December 31, 2003, the Company operated 59 facilities, including 38 facilities that it owned, with a total design capacity of approximately 59,000 beds in 20 states and the District of Columbia.

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

The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2003 was $12.8 million, of which $7.1 million represents cash collateral for a guarantee agreement as further described in Note 17 and $5.7 million represents cash for a capital improvements, replacements, and repairs reserve. Restricted cash at December 31,

2002 was $7.4 million, of which $7.1 million represents cash collateral for the guarantee agreement and $0.3 million represents cash collateral for outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2003 and 2002, accounts receivable of $136.5 million and $119.2 million were net of allowances for doubtful accounts totaling $2.0 million and $1.3 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.

Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Property and Equipment

Property and equipment is carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment	3 – 5 years
Office furniture and fixtures	5 years

The useful life used to depreciate certain assets may exceed the term of a management contract, including renewal options, for a facility the Company manages but does not own due to the Company’s expectation that it will be able to maintain the contract beyond the current term, including renewal options.

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill include value of workforce, contract acquisition costs, a customer list and contract values established in connection with certain business combinations. Contract acquisition costs (included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in connection with mergers and acquisitions completed during 2000. Prior to January 1, 2002, value of workforce was amortized into amortization expense over estimated useful lives ranging from 23 to 38 months using the straight-line method. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years. The customer list (included in other non-current assets in the accompanying consolidated balance sheets), which was acquired in connection with the acquisition of a prisoner extradition company on December 31, 2002, is being amortized over seven years, which is the expected life of the customer list.

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.

Goodwill

Goodwill represents the cost in excess of the net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized into amortization expense over 15 years using the straight-line method. However, as further discussed in Note 3, beginning January 1, 2002, goodwill is no longer subject to amortization, but is tested for impairment at least annually using a fair-value based approach.

Investment in Direct Financing Lease

Investment in direct financing lease represents the portion of the Company’s management contract with a governmental agency that represents capitalized lease payments on buildings and equipment. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income are capitalized as the Company’s investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

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

Management and Other Revenue

The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. The Company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned. Certain of the government agencies also have the authority to audit and investigate the Company’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

Other revenue consists primarily of revenues generated from prisoner transportation services for governmental agencies.

Rental Revenue

Rental revenue is recognized based on the terms of the Company’s leases.

Self-Funded Insurance Reserves

The Company is significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims experience. The Company has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by the Company. The Company has accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the three years ended December 31, 2003, the Company provided a valuation allowance to substantially reserve its deferred tax assets in accordance with

SFAS 109. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

Removal of the valuation allowance resulted in a significant non-cash reduction in income tax expense. In addition, because a portion of the previously recorded valuation allowance was established to reserve certain deferred tax assets upon the acquisitions of two service companies during 2000, in accordance with SFAS 109, removal of the valuation allowance resulted in a reduction to the remaining goodwill recorded in connection with such acquisitions to the extent the reversal related to the valuation allowance applied to deferred tax assets existing at the date the service companies were acquired. In addition, removal of the valuation allowance resulted in an increase in the Company’s additional paid-in capital related to the tax benefits of exercises of employee stock options and of grants of restricted stock. The reduction to goodwill amounted to $4.5 million, while additional paid-in capital increased $2.6 million. Future financial statements will reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Foreign Currency Transactions

The Company has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility previously owned by the Company in Salford, England. The working capital loan is denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 6 for further discussion of the Company’s relationship with APM.

Fair Value of Derivative and Financial Instruments

Derivative Instruments

The Company may enter into derivative financial instrument transactions from time to time in order to mitigate its interest rate risk on a related financial instrument. The Company accounts for these derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which became effective January 1, 2001. SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates the fair value of its derivative instruments using third-party valuation specialists and option-pricing models that value the potential for the derivative instruments to become in-the-money through changes in interest rates during the remaining term of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

See Note 13 for a further description of derivative instruments outstanding during the three year period ended December 31, 2003.

Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2003 and 2002, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Investment in direct financing lease	$18,346	$23,919	$18,873	$26,057
Note receivable from APM	$5,610	$9,323	$5,061	$9,099
Debt	$(1,003,428)	$(1,051,629)	$(955,959)	$(993,335)

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

The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2003, 2002, and 2001, federal correctional and detention authorities represented 37%, 33%, and 30%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the Bureau of Immigration and Customs Enforcement, or ICE (formerly the Immigration and Naturalization Service, or INS). The BOP accounted for 16%, 14%, and 13%, respectively, of total revenue for 2003, 2002, and 2001. The USMS accounted for 14%, 12%, and 9%, respectively, of total revenue for 2003, 2002, and 2001. Both the BOP and USMS have management contracts at facilities the Company owns and at facilities the Company manages but does not own. No other customer generated more than 10% of total revenue during 2003, 2002, or 2001.

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

Accounting for Stock-Based Compensation

Restricted Stock

The Company amortizes the fair market value of restricted stock awards over the vesting period using the straight-line method.

Other Stock-Based Compensation

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

At December 31, 2003, the Company had equity incentive plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Years Ended December 31,

	2003	2002	2001

As Reported:
Income (loss) from continuing operations and after preferred stock distributions	$127,293	$48,942	$(3,348)
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018
Cumulative effect of accounting change	—	(80,276)	—

Net income (loss) available to common stockholders	$126,521	$(28,875)	$5,670

Pro Forma:
Income (loss) from continuing operations and after preferred stock distributions	$120,885	$43,781	$(7,584)
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018
Cumulative effect of accounting change	—	(80,276)	—

Net income (loss) available to common stockholders	$120,113	$(34,036)	$1,434

As Reported:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.95	$1.77	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.09	0.37
Cumulative effect of accounting change	—	(2.90)	—

Net income (loss) available to common stockholders	$3.92	$(1.04)	$0.23

As Reported:
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.46	$1.59	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.37
Cumulative effect of accounting change	—	(2.49)	—

Net income (loss) available to common stockholders	$3.44	$(0.82)	$0.23

Pro Forma:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.76	$1.58	$(0.31)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.09	0.37
Cumulative effect of accounting change	—	(2.90)	—

Net income (loss) available to common stockholders	$3.73	$(1.23)	$0.06

Pro Forma:
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.29	$1.43	$(0.31)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.37
Cumulative effect of accounting change	—	(2.49)	—

Net income (loss) available to common stockholders	$3.27	$(0.98)	$0.06

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No.

51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN 46 is effective for all entities other than special purpose entities no later than the end of the first period that ends after March 15, 2004. The Company has no investments in special purpose entities.

The Company has determined that its joint venture in APM as discussed in Note 6 is a variable interest entity (“VIE”), of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $5.6 million, including accrued interest, as of December 31, 2003. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 is effective for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. SFAS 150 became effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

3.	GOODWILL AND INTANGIBLES

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002 and goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. The Company performs its impairment tests during the fourth quarter, in connection with the Company’s annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

Based on the Company’s initial impairment tests, the Company recognized an impairment of $80.3 million to write-off the carrying value of goodwill associated with the Company’s locations included in the owned and managed reporting segment during the first quarter of 2002. This goodwill was established in connection with the acquisition of a company during 2000. The remaining goodwill, which is associated with the facilities the Company manages but does not own, was deemed to be not impaired. This remaining goodwill was established in connection with the acquisitions of two service companies during 2000. The implied fair value of goodwill of the locations included in the owned and managed reporting segment did not support the carrying value of any goodwill, primarily due to its highly leveraged capital structure. No impairment of goodwill allocated to the locations included in the managed-only reporting segment was deemed necessary, primarily because of the relatively minimal capital expenditure requirements, and therefore indebtedness, in connection with obtaining such management contracts. Under SFAS 142, the impairment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the Company’s statement of operations for the first quarter of 2002. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

As a result of the expiration during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described in Note 14, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively. These charges are included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the year ended December 31, 2003.

Also, as a result of the Texas Department of Criminal Justice’s (“TDCJ”) decision in November 2003 to not renew the contract for the continued management of the Sanders Estes Unit upon its expiration on January 15, 2004, the Company recognized a goodwill impairment charge of $244,000. This charge was included in depreciation and amortization in the accompanying statement of operations for the year ended December 31, 2003.

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s intangible assets and liabilities are as follows (in thousands):

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(820)	$1,149	$(1,020)
Customer list	765	(110)	561	—
Contract values	(35,688)	15,336	(38,049)	16,281

Total	$(34,050)	$14,406	$(36,339)	$15,261

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2003, 2002, and 2001 was $3.6 million, $1.8 million and $6.2 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2004	$(3,385)
2005	(4,223)
2006	(4,552)
2007	(4,552)
2008	(4,552)

Pro forma results of operations for the year ended December 31, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that year are as follows (in thousands, except per share amounts):

For the Year Ended
December 31, 2001

Reported net income available to common stockholders	$5,670
Add: Goodwill and workforce value amortization	8,844

Pro forma net income available to common stockholders	$14,514

Basic earnings per share:
Reported net income available to common stockholders	$0.23
Goodwill and workforce value amortization	0.37

Pro forma net income available to common stockholders	$0.60

Diluted earnings per share:
Reported net income available to common stockholders	$0.23
Goodwill and workforce value amortization	0.28

Pro forma net income available to common stockholders	$0.51

4.	PROPERTY AND EQUIPMENT

At December 31, 2003, the Company owned 44 real estate properties, including 41 correctional, detention and juvenile facilities, three of which the Company leases to other operators, two corporate office buildings, and one correctional facility under construction. At December 31, 2003, the Company also managed 21 correctional and detention facilities owned by government agencies. In January 2004 the Company also began management of six additional correctional facilities owned by the State of Texas, and ceased management of another correctional facility owned by the State of Texas.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,

	2003	2002

Land and improvements	$34,277	$33,756
Buildings and improvements	1,649,079	1,599,167
Equipment	66,219	38,930
Office furniture and fixtures	22,227	21,315
Construction in progress	56,680	44,116

	1,828,482	1,737,284
Less: Accumulated depreciation	(241,503)	(185,503)

	$1,586,979	$1,551,781

Construction in progress primarily consists of a correctional facility under construction in Stewart County, Georgia, and software under development for internal use capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $0.9 million in 2003. No interest was capitalized during 2002 or 2001.

Depreciation expense was $56.3 million, $53.1 million and $51.4 million for the years ended December 2003, 2002, and 2001, respectively.

As of December 31, 2003, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, three facilities, including two that are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

In June 2003, the Company secured a management contract with the State of Alabama to house up to 1,440 medium security inmates in its Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the State of Alabama immediate relief to its overcrowded prison system. The facility began receiving inmates in July 2003. Prior to receiving inmates from the State of Alabama, this facility was substantially idle. During January 2004, the Company received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. Based on the terms of the short-term contract, the Company expects the Alabama Department of Corrections to compensate the Company at a guaranteed rate of 95% occupancy of the facility through March 11, 2004. The Company is currently pursuing new management contracts to utilize the available beds at the Tallahatchie County Correctional Facility but can provide no assurance that it will be successful.

During the third quarter of 2003, the Company transferred all of the Wisconsin inmates housed at its North Fork Correctional Facility located in Sayre, Oklahoma to its Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. The Company is currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility but can provide no assurance that it will be successful in doing so.

During 2001, District of Columbia offenders under the custody of the BOP residing in the Company’s Northeast Ohio Correctional Facility located in Youngstown, Ohio, were transferred out of the facility due to a new law that mandated that the BOP assume jurisdiction of all such offenders by the end of 2001. The facility remains substantially idle. The Company is currently pursuing new management contracts to utilize the available beds at this facility but can provide no assurance that it will be successful.

A substantial portion of the Company’s property and equipment are pledged as collateral on the Company’s New Senior Bank Credit Facility, as defined in Note 11.

5.	FACILITY ACQUISITIONS, DISPOSITIONS AND EXPANSIONS

In March 2001, the Company sold the Mountain View Correctional Facility, located in Spruce Pine, North Carolina, for a net sales price of $24.9 million. On June 28, 2001, the Company sold the Pamlico Correctional Facility, located in Bayboro, North Carolina, for a net sales price of $24.0 million. The net proceeds from both of these sales were used to pay-down a like portion of amounts outstanding under the Company’s Old Senior Bank Credit Facility, as defined in Note 11.

On April 10, 2001, the Company sold its interest in the Agecroft facility, located in Salford, England, for a net sales price of $65.7 million through the sale of all the issued and outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company. The net proceeds from the sale were used to pay-down a like portion of amounts outstanding under the Old Senior Bank Credit Facility.

On October 3, 2001, the Company sold its Southern Nevada Women’s Correctional Center, a facility located in Las Vegas, Nevada, for a net sales price of $24.1 million. The net proceeds were used to pay-down a like portion of amounts outstanding under the Old Senior Bank Credit Facility. Subsequent to the sale, the Company continues to manage the facility pursuant to a contract with the State of Nevada.

On January 17, 2003, the Company purchased the Crowley County Correctional Facility, a medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of $47.5 million. As part of the transaction, the Company also assumed a management contract with the State of Colorado and entered into a new contract with the State of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its New Senior Bank Credit Facility, as defined in Note 11, pursuant to an expansion of the Term Loan B Facility, as defined in Note 11, with the balance of the purchase price satisfied with cash on hand. The Company expects to expand this facility during 2004.

In September 2003, the Company announced its intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete construction of the facility is approximately $22.0 million with completion estimated to occur during the third quarter of 2004. Construction on the Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. The Company’s decision to complete the project is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, there can be no assurances that the Company will be successful in securing a management contract to utilize this facility.

In October 2003, the Company also announced a new contract with the ICE for up to 905 detainees at its Houston Processing Center located in Houston, Texas. In addition, the Company announced its intention to expand the facility to accommodate detainees under the new contract which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed. The anticipated cost of the expansion is approximately $29.0 million and is estimated to be completed during the first quarter of 2005.

During January 2004, the Company announced its intention to expand the Florence Correctional Center located in Florence, Arizona. The anticipated cost of the expansion is approximately $6.2 million and is estimated to be completed during the first quarter of 2005. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from each of these customers.

During January 2004, the Company also announced the signing of a new contract with the USMS to manage up to 800 inmates at its Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, the Company will expand the Leavenworth Detention Center. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand the facility is approximately $10.4 million, with completion estimated to occur during the fourth quarter of 2004.

6.	INVESTMENT IN AFFILIATE

For the year ended December 31, 2003, equity in earnings of joint venture was $0.1 million, while the Company’s equity in loss of joint venture was $0.2 million, and $0.4 million, respectively, for the years ended December 31, 2002 and 2001. The losses resulted from the Company’s 50% ownership interest in APM, an entity holding the management contract for the Agecroft facility under a 25-year prison management contract with an agency of the United Kingdom government. The Agecroft facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001, as further discussed in Note 5. As discussed in Note 2, the Company has extended a working capital loan to APM, which totaled $5.6 million, including accrued interest, as of December 31, 2003.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2003, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of future minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2004	$2,793
2005	2,793
2006	2,793
2007	2,793
2008	2,793
Thereafter	23,035

Total minimum obligation	37,000
Less unearned interest income	(18,654)
Less current portion of direct financing lease	(595)

Investment in direct financing lease	$17,751

During the years ended December 31, 2003, 2002, and 2001, the Company recorded interest income of $2.3 million, $2.3 million, and $4.3 million, respectively, under its direct financing leases at the D.C. Correctional Treatment Facility and two other facilities that were sold during 2001, as further discussed in Note 5.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,

	2003	2002

Debt issuance costs, less accumulated amortization of $5,417 and $2,487, respectively	$22,298	$15,961
Notes receivable	6,102	5,892
Contract acquisition costs, less accumulated amortization of $820 and $1,020, respectively	53	129
Deposits	8,629	4,714
Customer list, less accumulated amortization of $110 at December 31, 2003	655	561
Other	1,081	954

	$38,818	$28,211

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2003	2002

Trade accounts payable	$16,356	$10,603
Accrued salaries and wages	25,733	19,672
Accrued workers’ compensation and auto liability	24,168	18,807
Accrued litigation	20,234	14,652
Accrued employee medical insurance	7,796	6,756
Accrued property taxes	12,142	13,881
Accrued interest	10,893	19,419
Stockholder litigation settlements	—	5,998
Other	39,334	41,728

	$156,656	$151,516

10.	DISTRIBUTIONS TO STOCKHOLDERS

Series A Preferred Stock

In connection with the June 2000 Waiver and Amendment, as defined in Note 11, the Company was prohibited from declaring or paying any further dividends with respect to its outstanding series A preferred stock until such time as the Company raised at least $100.0 million in equity. The Company had last declared and paid a quarterly dividend on its shares of series A preferred stock through the first quarter of 2000. Dividends with respect to the series A preferred stock continued to accrue under the terms of the Company’s charter until such time as payment of such dividends was permitted under the terms of the Old Senior Bank Credit Facility. Under the terms of the Company’s charter, in the event dividends are unpaid and in arrears for six or more quarterly periods, the holders of the series A preferred stock have the right to vote for the election of two additional directors to the board of directors. During the third quarter of 2001, the Company received a consent and waiver from its lenders under the Old Senior Bank Credit Facility, which allowed the Company’s board of directors to declare a cash dividend with respect to the third quarter of 2001 on September 28, 2001. As a result of the board’s declaration, the holders of the Company’s series A preferred stock received $0.50 on October 15, 2001 for every share of the series A preferred stock they held on the record date. The Company paid $2.2 million on October 15, 2001, as a result of this dividend.

As further discussed in Note 11, on December 7, 2001, the Company completed an amendment and restatement of the Old Senior Bank Credit Facility. As a result of the December 2001 Amendment and Restatement, as defined in Note 11, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its series A preferred stock. Under the terms of the December 2001 Amendment and Restatement, the Company was permitted to pay quarterly dividends, when declared by the board of directors, on the shares of its series A preferred stock, including all dividends in arrears. Following the December 2001 Amendment and Restatement, on December 13, 2001, the Company’s board of directors declared a cash dividend on the series A preferred stock for the fourth quarter of 2001 and for the five quarters in arrears, payable on January 15, 2002. As a result of the board’s declaration, the holders of the Company’s series A preferred stock received $3.00 for every share of series A preferred stock they held on the record date. The dividend was based on a dividend rate of 8% per annum of the stock’s stated value of $25.00 per share. The Company paid $12.9 million on January 15, 2002, as a result of this dividend. The Company has since declared and paid a cash dividend each quarter thereafter at a rate of 8% per annum of the stock’s stated value. See Note 15 for further discussion of redemptions of the Company’s series A preferred stock during 2003 and 2004.

Quarterly distributions and the resulting tax classification for the series A preferred stock distributions are as follows for the years ended December 31, 2003, 2002, and 2001:

	Record	Payment	Distribution Per		Return of
Declaration Date	Date	Date	Share	Ordinary Income	Capital

09/28/01	10/05/01	10/15/01	$0.50	0.0%	100.0%
12/31/01	12/31/01	01/15/02	$3.00	100.0%	0.0%
03/19/02	03/28/02	04/15/02	$0.50	100.0%	0.0%
06/13/02	06/28/02	07/15/02	$0.50	100.0%	0.0%
09/18/02	09/30/02	10/15/02	$0.50	100.0%	0.0%
12/11/02	12/31/02	01/15/03	$0.50	100.0%	0.0%
03/11/03	03/31/03	04/15/03	$0.50	100.0%	0.0%
06/20/03	06/30/03	07/15/03	$0.50	100.0%	0.0%
09/05/03	09/30/03	10/15/03	$0.50	100.0%	0.0%
12/08/03	12/31/03	01/15/04	$0.50	(A )	(A )

(A)– Will be determined based on the extent the Company has current or accumulated earnings and profits in 2004.

Series B Preferred Stock

On December 13, 2000, the Company’s board of directors declared a paid-in-kind dividend on the shares of series B preferred stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company’s series B preferred stock on December 22, 2000. As a result of the board’s declaration, the holders of the Company’s series B preferred stock were entitled to receive 3.3 shares of series B preferred stock for every 100 shares of series B preferred stock they held on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12% per annum of the stock’s stated value of $24.46 per share. Thereafter, the Company declared and paid a paid-in-kind dividend each quarter through the third quarter of 2003 at a rate of 12% per annum of the stock’s stated value. Beginning in the fourth quarter of 2003, pursuant to the terms of the series B preferred stock, the Company declared and paid a cash dividend on the outstanding shares of series B preferred stock, at a rate of 12% per annum of the stock’s stated value. See Note 15 for further discussion of the tender offer for the Company’s series B preferred stock during 2003.

The fair market value per share (tax basis) assigned to the shares issued as paid-in-kind, as well as cash dividends for the quarterly distributions and the resulting tax classification for the series B preferred stock distributions are as follows for the years ended December 31, 2003, 2002, and 2001:

			Fair Market	Cash
Declaration	Record	Payment	Value Per	Distributions		Return of
Date	Date	Date	Share	Per Share	Ordinary Income	Capital

12/13/00	12/22/00	01/02/01	$6.85	—	0.0%	100.0%
03/13/01	03/19/01	04/02/01	$9.20	—	0.0%	100.0%
06/11/01	06/19/01	07/02/01	$14.00	—	0.0%	100.0%
09/07/01	09/17/01	10/01/01	$14.83	—	0.0%	100.0%
12/11/01	12/21/01	01/02/02	$19.55	—	100.0%	0.0%
03/13/02	03/22/02	04/01/02	$19.30	—	100.0%	0.0%
06/11/02	06/21/02	07/01/02	$23.55	—	100.0%	0.0%
09/11/02	09/20/02	10/01/02	$23.15	—	100.0%	0.0%
12/11/02	12/20/02	01/02/03	$24.73	—	100.0%	0.0%
03/11/03	03/17/03	03/31/03	$24.83	—	100.0%	0.0%
06/09/03	06/16/03	06/30/03	$25.45	—	100.0%	0.0%
09/05/03	09/16/03	09/30/03	$25.37	—	100.0%	0.0%
12/08/03	12/17/03	12/31/03	—	$0.7338	100.0%	0.0%

Common Stock

No quarterly distributions for common stock were made for the years ended December 31, 2003, 2002, and 2001. The New Senior Bank Credit Facility restricts the Company from declaring or paying cash dividends on its common stock. Moreover, even if such restriction is ultimately removed, the Company does not currently intend to pay dividends on its common stock in the future.

11.	DEBT

Debt consists of the following (in thousands):

	December 31,

	2003	2002

New Senior Bank Credit Facility:
Term Loan A Facility, with quarterly principal payments of varying amounts with unpaid balance originally due March 31, 2006; prior to repayment in May 2003 in connection with the recapitalization described below, interest payable periodically at variable interest rates.	$—	$63,750
Term Loan B Facility, with quarterly principal payments of varying amounts with unpaid balance originally due March 31, 2008; interest payable periodically at variable interest rates. Pursuant to an amendment in August 2003, this facility was replaced by the Term Loan C Facility.	—	560,763
Term Loan C Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 3.9% at December 31, 2003.	270,813	—
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	—
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. The notes were issued with a $2.3 million premium with a $2.1 million unamortized premium at December 31, 2003.	202,129	—
12.0% Senior Notes, principal due at maturity in June 2006; interest payable semi-annually in June and December at 12.0%. These notes were repaid at various times in 2003 and 2002, as further discussed below.	—	10,795
10.0% Convertible Subordinated Notes, principal originally due at maturity in December 2008; interest payable semi-annually in June and December at 10.0%. In addition, contingent interest accrued at 5.5% and was payable upon each of December 31, 2003 and repayment of the notes. These notes were converted into shares of the Company’s common stock and the contingent interest was paid in connection with the recapitalization further described below.	—	40,000
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0% (decreased from 8.0% in May 2003, as further described below).	30,000	30,000
Other	486	651

	1,003,428	955,959
Less: Current portion of long-term debt	(1,146)	(23,054)

	$1,002,282	$932,905

Senior Indebtedness

Old Senior Bank Credit Facility. During 1999, in an attempt to address its liquidity constraints at that time, the Company obtained an amendment to its senior secured bank credit facility (the “Old Senior Bank Credit Facility”) to increase the capacity from $650.0 million to $1.0 billion. The Old Senior Bank Credit Facility consisted of up to $600.0 million of term loans with a maturity of December 31, 2002, and up to $400.0 million of revolving loans with a maturity of January 1, 2002.

During June 2000, the Company obtained a waiver and amendment to the Old Senior Bank Credit Facility that waived or addressed all then existing events of default under the provisions of the Old Senior Bank Credit Facility (the “June 2000 Waiver and Amendment”). Pursuant to the terms of the June 2000 Waiver and Amendment, the range of the spread for the revolving loans became 1.0% to 2.75% for base rate loans and 2.5% to 4.25% for the London Interbank Offered Rate (“LIBOR”) rate loans. The resulting range of the spread for the term loans became 2.75% to 3.0% for base rate loans and 4.25 % to 4.5% for LIBOR rate loans. Based on the Company’s credit rating at that time, the spread for revolving loans was 2.75% for base rate loans and 4.25% for LIBOR rate loans, while the spread for term loans was 3.0% for base rate loans and 4.5% for LIBOR rate loans.

During the third and fourth quarters of 2000, the Company was not in compliance with certain applicable financial covenants contained in the Company’s Old Senior Bank Credit Facility, including: (i) debt service coverage ratio; (ii) interest coverage ratio; (iii) leverage ratio; and (iv) net worth. In November 2000, the Company obtained the consent of the requisite percentage for the senior lenders (the “November 2000 Consent and Amendment”) to replace previously existing financial covenants with amended financial covenants.

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

The Company satisfied the condition to prepay, prior to July 1, 2001, $100.0 million of outstanding loans under the Old Senior Bank Credit Facility through the application of proceeds from the sales during the first and second quarters of 2001 of the Mountain View Correctional Facility for $24.9 million and the Pamlico Correctional Facility for $24.0 million, through the sale of all of the outstanding capital stock of Agecroft Properties, Inc., a wholly-owned subsidiary of the Company, for $65.7 million, and through the lump sum pay-down of $35.0 million of outstanding loans under the Old Senior Bank Credit Facility with cash on hand. Although the Company applied additional proceeds of $24.1 million from the sale of the Southern Nevada Women’s Correctional Center to further pay-down the Old Senior Bank Credit Facility, the Company did not satisfy the condition to prepay, prior to October 1, 2001, $200.0 million of outstanding loans under the Old Senior Bank Credit Facility. As a result, the interest rates under the Old Senior Bank Credit Facility were increased by 0.50% until December 2001, when the Company completed an amendment and restatement of the Old Senior Bank Credit Facility (the “December 2001 Amendment and Restatement”). As part of the December 2001 Amendment and Restatement, the existing $269.4 million revolving portion of the Old Senior Bank Credit Facility, which was to mature on January 1, 2002, was replaced with a term loan of the same amount maturing on December 31, 2002, to coincide with the maturity of the other $524.7 million of term loans under the Old Senior Bank Credit Facility.

Pursuant to terms of the December 2001 Amendment and Restatement, interest on all loans under the Old Senior Bank Credit Facility was payable at a variable rate of 5.5% over LIBOR, or 4.5% over the base rate, at the Company’s option. As a result of the December 2001 Amendment and Restatement, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on its series A preferred stock, including all dividends in arrears. During the first quarter of 2002, the Company paid $12.9 million to shareholders of series A preferred stock. See Note 10 for further discussion of distributions to stockholders.

New Senior Bank Credit Facility. In May 2002, the Company obtained a new $715.0 million senior secured bank credit facility (the “New Senior Bank Credit Facility”), which replaced the Old Senior Bank Credit Facility. Lehman Commercial Paper Inc. serves as administrative agent under the facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). The Term Loan A Facility was repaid during May 2003, with proceeds from the common stock and notes offerings described below, as well as with cash on hand. As described in Note 5, the Term Loan B Facility was expanded by $30.0 million during January 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the New Senior Bank Credit Facility accrued interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

In connection with a substantial prepayment in August 2003 with net proceeds from the issuance of the $200 Million 7.5% Senior Notes (as hereafter defined) along with cash on hand, the Company amended the New Senior Bank Credit Facility to provide: (i) an increase in the capacity of the Revolving Loan to $125.0 million, which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”), which replaced the Term Loan B Facility. The Term Loan C Facility bears interest at a base rate plus 1.75%, or LIBOR plus 2.75%, at the Company’s option. The interest rates and commitment fee on the Revolving Loan were unchanged under terms of the amendment. The amended New Senior Bank Credit Facility is secured by liens on a substantial portion of the net book value of the Company’s fixed assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of the Company’s domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. Covenants under the amended facility provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions, that were further restricted prior to the amendment. In addition, certain mandatory prepayment provisions were eliminated under the terms of the amendment. Prepayments of loans outstanding under the New Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice.

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

The amendment to the New Senior Bank Credit Facility and related pay-downs with net proceeds from the issuance of the $200 Million 7.5% Senior Notes resulted in a charge to expenses associated with refinancing transactions during the third quarter of 2003 of $1.9 million representing the pro-rata write-off of existing deferred loan costs and certain fees paid.

$250 Million 9.875% Senior Notes. In May 2002, the Company completed the sale and issuance of $250.0 million aggregate principal amount of its 9.875% unsecured senior notes (the “9.875% Senior Notes”). The proceeds of the offering of the 9.875% Senior Notes were used to repay a portion of amounts outstanding under the Old Senior Bank Credit Facility, to redeem $89.2 million of the Company’s existing $100.0 million 12% Senior Notes due 2006 (the “12% Senior Notes”) pursuant to a tender offer and consent solicitation more fully described hereafter, and to pay related fees and expenses.

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

12% Senior Notes. Pursuant to the terms of a tender offer and consent solicitation which expired on May 16, 2002, in connection with the refinancing of the Company’s Old Senior Bank Credit Facility and the issuance of the 9.875% Senior Notes, in May 2002, the Company redeemed $89.2 million in aggregate principal amount of its then outstanding 12% Senior Notes with proceeds from the issuance of the 9.875% Senior Notes. The notes were redeemed at a price of 110% of par, which included a 3% consent payment, plus accrued and unpaid interest to the payment date. In connection with the tender offer and consent solicitation, the Company received sufficient consents and amended the indenture governing the 12% Senior Notes to delete substantially all of the restrictive covenants and events of default contained therein.

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of all but $10.8 million of the Company’s 12% Senior Notes, the Company recorded an extraordinary loss of $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing.

In June 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of $7.6 million principal amount of the notes tendered their notes to the Company at a price of 120% of par, resulting in a charge of $1.5 million during the second quarter of 2003. During July 2003, holders of an additional $0.1 million principal amount of the notes tendered their notes at a price of 120% of par pursuant to the offer of purchase, reducing the remaining amount of 12% Senior Notes outstanding to $3.1 million. In connection with the tender offer for the notes, the Company received sufficient consents and further amended the indenture governing the 12% Senior Notes to remove certain restrictions related to the legal defeasance of the notes and the solicitation of consents to waive or amend the terms of the indenture.

During August 2003, pursuant to the indenture relating to the 12% Senior Notes, the Company legally defeased the remaining outstanding 12% Senior Notes by depositing with a trustee an amount sufficient to pay the principal and interest on such notes through the maturity date in June

2006, and by meeting certain other conditions required under the indenture. Under the terms of the indenture, the 12% Senior Notes were deemed to have been repaid in full. As a result, the Company reported a charge of $0.9 million during the third quarter of 2003 associated with the relief of its obligation.

$250 Million 7.5% Senior Notes. Concurrently with the common stock offering further described in Note 15, on May 7, 2003, the Company completed the sale and issuance of $250.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$250 Million 7.5% Senior Notes”). As further described in Note 15, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of the Company’s $40.0 Million Convertible Subordinated Notes (as hereafter defined) (and to pay accrued interest on the notes through the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in a tender offer, to redeem shares of the Company’s series A preferred stock and to pay-down a portion of the New Senior Bank Credit Facility.

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

The Company reported expenses associated with the May 2003 debt refinancing and recapitalization transactions of $2.3 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the New Senior Bank Credit Facility made with proceeds from the common stock and note offerings.

$200 Million 7.5% Senior Notes. As previously described herein, on August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds from the note offering, along with cash on hand, were used to pay-down $240.3 million of the Term Loan B Facility portion of the New Senior Bank Credit Facility. The Company is required to file a registration statement with the SEC on or prior to May 15, 2004 to exchange the $200 Million 7.5% Senior Notes for a new issuance of identical debt securities registered under the Securities Act of 1933, as amended. The Company must use commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to August 7, 2004. If the registration statement is not declared effective by the SEC on or prior to August 7, 2004, the Company will be required to pay liquidated damages to the holders of the notes under specified circumstances.

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

Guarantees and Covenants. In connection with the registration with the SEC of the 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under the New Senior Bank Credit Facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $1.6 billion are no longer directly available to the parent corporation to satisfy the obligations under the 9.875% Senior Notes, the $250 Million 7.5% Senior Notes, or the $200 Million 7.5% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2003, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict the Company’s ability to, among other things; make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of the Company’s assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of the Company’s other indebtedness, as more fully described hereafter.

$40 Million Convertible Subordinated Notes

Prior to their conversion into shares of the Company’s common stock, as further described in Note 15, an aggregate of $40.0 million of 10% convertible subordinated notes of the Company were due December 31, 2008 (the “$40.0 Million Convertible Subordinated Notes”). The conversion price for the notes, which were convertible into shares of he Company’s common stock, had been established at $11.90, subject to adjustment in the future upon the occurrence of certain events. At an adjusted conversion price of $11.90, the $40.0 Million Convertible Subordinated Notes were convertible into 3,362,899 shares of common stock. In connection with the recapitalization transactions described in Note 15, during May 2003, Income Opportunity Fund I, LLC, Millennium

Holdings II LLC, and Millennium Holdings III LLC, which are collectively referred to as MDP, the holders of the notes, converted the entire amount of the notes into shares of the Company’s common stock and subsequently sold such shares to the Company. In addition, the company paid the outstanding contingent interest balance, which totaled $15.5 million.

$30 Million Convertible Subordinated Notes

As of December 31, 2003, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). Prior to the closing of the Company’s notes and common stock offerings completed in May 2003, these notes accrued interest at 8% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. Effective contemporaneously with the May 2003 closing of the Company’s notes and common stock offerings, the Company and the holder amended the terms of the notes, reducing the interest rate to 4% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to any time after February 28, 2005 from any time after February 28, 2004. As a result of these modifications, the Company reported a charge of $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes. The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003, the $30.0 Million Convertible Subordinated Notes will be convertible into 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

Other Debt Transactions

At December 31, 2003 and 2002, the Company had $27.3 million and $17.3 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2003 are provided by a sub-facility under the New Senior Bank Credit Facility with a maximum capacity of up to $125.0 million, thereby reducing the available capacity under the Revolving Loan to $97.7 million.

Debt Maturities

Scheduled principal payments for the next five years and thereafter are as follows (in thousands):

2004	$856
2005	2,934
2006	2,884
2007	229,203
2008	65,422
Thereafter	700,000

Total principal payments	1,001,299
Unamortized bond premium	2,129

Total debt	$1,003,428

Cross-Default Provisions

The provisions of the Company’s debt agreements relating to the New Senior Bank Credit Facility, the $30.0 Million Convertible Subordinated Notes, and the Senior Notes, contain certain cross-default provisions. Any events of default under the New Senior Bank Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Company’s $30.0 Million Convertible Subordinated Notes and the Senior Notes. Additionally, any events of default under the $30.0 Million Convertible Subordinated Notes or the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the New Senior Bank Credit Facility.

If the Company were to be in default under the New Senior Bank Credit Facility, and if the lenders under the New Senior Bank Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the New Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company’s $30.0 Million Convertible Subordinated Notes and the Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

12.	INCOME TAXES

The income tax benefit is comprised of the following components (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Current provision (benefit)
Federal	$(4,603)	$(64,365)	$—
State	1,492	435	173

	(3,111)	(63,930)	173

Deferred provision (benefit)
Federal	(44,191)	580	(3,169)
State	(5,050)	66	(362)

	(49,241)	646	(3,531)

Income tax benefit	$(52,352)	$(63,284)	$(3,358)

The current income tax benefit for 2003 is net of $39.5 million of tax benefits of operating loss carryforwards. The deferred income tax benefit for 2003 is net of approximately $105.5 million of tax benefits related to the reversal of the January 1, 2003 valuation allowance. Additionally, the deferred income tax benefit for 2003 includes $4.5 million that, upon reversal of the valuation allowance, reduced goodwill, and $2.6 million that, upon reversal of the valuation allowance, was credited directly to additional paid-in capital.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows (in thousands):

	2003	2002

Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,638	$19,612
Net operating loss and tax credit carryforwards	28,835	—
Less valuation allowance	—	(19,612)

Net total current deferred tax assets	$50,473	$—

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$904	$5,651
Tax over book basis of certain assets	—	6,767
Net operating loss and tax credit carryforwards	20,119	56,609
Other	12,283	18,296

Total noncurrent deferred tax assets	33,306	87,323
Less valuation allowance	(4,241)	(85,881)

Net noncurrent deferred tax assets	29,065	1,442

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	21,330	—
Other	996	1,442

Total noncurrent deferred tax liabilities	22,326	1,442

Net total noncurrent deferred tax assets	$6,739	$—

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the three years ended December 31, 2003, the Company provided a valuation allowance to substantially reserve its deferred tax assets in accordance with SFAS 109. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

A reconciliation of the income tax provision (benefit) at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.0	4.0	4.0
Permanent differences (primarily related to stockholder litigation and sale of a subsidiary in 2001)	4.8	1.8	(103.9)
Change in valuation allowance	(98.4)	(1,000.8)	38.4
Other items, net	(3.4)	3.6	1.3

	(58.0)%	(956.4)%	(25.2)%

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allowed use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives of property and equipment for tax purposes, and the Company experienced tax losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized its net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company received an income tax refund of $32.2 million relating to the 2001 tax year, and received an income tax refund of $32.1 million relating to the 2002 tax year.

The cumulative effect of accounting change in tax depreciation resulted in the establishment of a significant deferred tax liability for the tax effect of the book over tax basis of certain assets in 2002. The creation of such a deferred tax liability, and the significant improvement in tax position of the Company since the original valuation allowance was established, resulted in the reduction of the valuation allowance, generating an income tax benefit of $30.3 million during the fourth quarter of 2002, as the Company determined that substantially all of these deferred tax liabilities would be utilized to offset the reversal of deferred tax assets during the net operating loss carryforward periods. The receipt in April 2002 of an additional refund of $32.2 million relating to the 2001 tax year also reduced the valuation allowance and was reflected as an income tax benefit during the first quarter of 2002.

The Company’s net operating loss carryforwards, which will be used to offset future taxable income, begin expiring in 2009.

The Company continues to evaluate additional tax strategies to maximize the opportunities created by the new law, which could result in additional income tax refunds and income tax benefits, although no assurance can be provided that any such tax strategies will come to fruition.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with the terms of the Old Senior Bank Credit Facility, the Company entered into an interest rate swap agreement in order to hedge the variable interest rate associated with portions of the debt. The swap agreement fixed LIBOR at 6.51% (prior to the applicable spread) on outstanding balances of at least $325.0 million through its expiration on December 31, 2002. The difference between the floating rate and the swap rate was recognized in interest expense. Upon adoption of SFAS 133, the Company reported a transition adjustment of $5.0 million for the reduction in the fair value of the interest rate swap agreement from its inception through the adoption of SFAS 133 on January 1, 2001, reflected in other comprehensive income (loss) effective January 1, 2001.

The Company did not meet the hedge accounting criteria for the interest rate swap agreement under SFAS 133, as amended, and thus reflected in earnings the change in the estimated fair value of the interest rate swap agreement each reporting period. In accordance with SFAS 133, as amended, the Company recorded a non-cash gain of $2.2 million for the change in fair value of the interest rate swap agreement for the year ended December 31, 2002, which is net of $2.5 million for amortization of the transition adjustment. The Company was no longer required to maintain the existing interest rate swap agreement due to the early extinguishment of the Old Senior Bank Credit Facility. During May 2002, the Company terminated the swap agreement prior to its expiration at a price of $8.8 million. In accordance with SFAS 133, the Company continued to amortize the unamortized portion of the transition adjustment as a non-cash expense through December 31, 2002, at which time the transition adjustment became fully amortized.

The New Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company has and expects to continue to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expire throughout the term of the cap agreement, amounting to $0.4 million in 2003 and $0.6 million in 2004. The Company has met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement is marked to market each reporting period, and the change in the fair value of the interest rate cap agreement of $0.4 million during the year ended December 31, 2003 was reported through other comprehensive income in the statement of stockholders’ equity. The cap agreement was estimated to have no value at December 31, 2003. There can be no assurance that the interest rate cap agreement will be effective in mitigating the Company’s exposure to interest rate risk in the future, or that the Company will be able to continue to meet the hedge accounting criteria under SFAS 133.

On December 31, 2001, 2.8 million shares of the Company’s common stock were issued, along with a $26.1 million subordinated promissory note, in conjunction with the final settlement of the federal court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest became extinguished in January 2002 once the average closing price of the common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the issuance of such note. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. As a result of the extinguishment of the note in January 2002, management estimated the fair value of this derivative to approximate the face amount of the note, resulting in an asset being recorded in the fourth quarter of 2001. Since the estimated fair value of the derivative asset was equal to the face amount of the note as of December 31, 2001, the extinguishment had no financial statement impact in 2002.

The change in fair value of derivate instruments during 2001 consisted of the increase in the estimated fair value of the written option embedded in the $26.1 million subordinated promissory note, net of a decrease in the estimated fair value of the interest rate swap agreement during the year.

On May 16, 2003, 0.3 million shares of the Company’s common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of the stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of the Company’s common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during 2003.

14.	DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which broadened the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

The results of operations, net of taxes, and the assets and liabilities of three correctional facilities and three juvenile facilities, one of which was owned by the Company and operated by an independent third party, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2003, 2002, and 2001.

In late 2001 and early 2002, the Company was provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. The Company recorded a non-cash charge of $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts.

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

On June 28, 2002, the Company sold its interest in a juvenile facility located in Dallas, Texas for $4.3 million. The facility was leased to a third party pursuant to a lease expiring in 2008. Net proceeds from the sale were used for working capital purposes.

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

The following table summarizes the results of operations for these facilities for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

REVENUE:
Managed-only	$5,366	$45,265	$68,183
Rental	—	360	713

	5,366	45,625	68,896

EXPENSES:
Managed-only	5,979	40,025	54,580
Depreciation and amortization	1,074	3,095	1,406

	7,053	43,120	55,986

OPERATING INCOME (LOSS)	(1,687)	2,505	12,910

OTHER INCOME (EXPENSE):
Interest income	—	575	602
Loss on disposals of assets	(5)	(21)	—

	(5)	554	602

INCOME (LOSS) BEFORE INCOME TAXES	(1,692)	3,059	13,512
Income tax benefit (expense)	920	(600)	(4,494)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(772)	$2,459	$9,018

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,

	2003	2002

ASSETS
Accounts receivable	$1,158	$17,447
Prepaid expenses and other current assets	—	136

Total current assets	1,158	17,583
Property and equipment, net	—	484

Total assets	$1,158	$18,067

LIABILITIES
Accounts payable and accrued expenses	$761	$1,461
Income tax payable	—	920

Total current liabilities	$761	$2,381

15.	STOCKHOLDERS’ EQUITY

Common Stock

As a result of a one-for-ten reverse stock split effective May 18, 2001, every ten shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split has been reclassified and changed into one fully paid and nonassessable share of the Company’s common stock. The Company paid its registered common stockholders cash in lieu of issuing fractional shares in the reverse stock split at a post reverse-split rate of $8.60 per share, totaling approximately $15,000. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the reduction in common shares and corresponding increase in the per share amounts resulting from the reverse stock split. In conjunction with the reverse stock split, during the second quarter of 2001, the Company amended its charter to reduce the number of shares of common stock which the Company was authorized to issue to 80.0 million shares (on a post-reverse stock split basis) from 400.0 million shares (on a pre-reverse stock split basis). As of December 31, 2003, the Company had 35.0 million shares of common stock issued and outstanding.

Common Stock Offering. Concurrently with the sale and issuance of the $250 Million 7.5% Senior Notes further described in Note 11, on May 7, 2003, the Company completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of $117.0 million after the payment of estimated costs associated with the issuance. Proceeds from the common stock and notes offerings were used to purchase shares of common stock issued upon conversion of the Company’s $40.0 Million Convertible Subordinated Notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in a tender offer, to redeem shares of the Company’s series A preferred stock, each as further described hereafter, and to pay-down a portion of the New Senior Bank Credit Facility, as further described in Note 11. A stockholder of the Company also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.1 million shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time.

Purchase of Shares of Common Stock Issuable Upon Conversion of the $40.0 Million Convertible Subordinated Notes. Pursuant to the terms of an agreement by and among the Company and MDP, immediately following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes, MDP converted the $40.0 Million Convertible Subordinated Notes into 3,362,899 shares of the Company’s common stock and subsequently sold such shares to the Company. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was $81.1 million. The shares purchased have been cancelled under the terms of the Company’s charter and Maryland law and now constitute authorized but unissued shares of the Company’s common stock.

Restricted shares. During the fourth quarter of 2000, the Company issued 404,500 shares of restricted common stock to certain of the Company’s wardens, which were valued at $2.9 million on the date of the awards. During the years ended December 31, 2003, 2002, and 2001, the Company expensed $0.6 million, $0.4 million, and $0.7 million, net of forfeitures, respectively, relating to the restricted common stock. On December 31, 2003, the remaining unvested shares, totaling approximately 277,000 shares, became fully vested.

During 2003, the Company issued 94,500 shares of restricted common stock to certain of the Company’s wardens, which were valued at $1.6 million on the date of the awards. All of the shares vest during 2006 unless forfeited by the recipients. During 2003, the Company expensed $0.4 million, net of forfeitures, relating to the restricted common stock. As of December 31, 2003, 92,500 of these shares of restricted stock remained subject to vesting.

Series A Preferred Stock

The Company has authorized 20.0 million shares of $0.01 par value non-voting preferred stock, of which 4.3 million shares are designated as series A preferred stock. The Company issued 4.3 million shares of its series A preferred stock on January 1, 1999 in connection with a merger completed during 1999. The shares of the Company’s series A preferred stock are redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s series A preferred stock have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on shares of the Company’s series A preferred stock are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

In connection with the June 2000 Waiver and Amendment, the Company was prohibited from declaring or paying any dividends with respect to the series A preferred stock until such time as the Company had raised at least $100.0 million in equity. As a result, at that time the Company had not declared or paid any dividends on its shares of series A preferred stock since the first quarter of 2000. Dividends continued to accrue under the terms of the Company’s charter until the Company received a consent and waiver from its lenders under the Old Senior Bank Credit Facility in September 2001, which allowed the Company’s board of directors to declare a one-time quarterly dividend on the issued and outstanding series A preferred stock, which was paid on October 15, 2001.

In connection with the December 2001 Amendment and Restatement of the Old Senior Bank Credit Facility, certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its issued and outstanding series A preferred stock. Under the terms of the December 2001 Amendment and Restatement, the Company was permitted to pay quarterly dividends on the shares of its issued and outstanding series A preferred stock, including all dividends in arrears. See Note 10 for further information on distributions on the Company’s shares of series A preferred stock.

Redemption of Series A Preferred Stock in 2003. Immediately following consummation of the offering of common stock and the $250 Million 7.5% Senior Notes, the Company gave notice to the holders of its outstanding series A preferred stock that it would redeem 4.0 million shares of the 4.3 million shares of series A preferred stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.

Redemption of Series A Preferred Stock in 2004. On February 19, 2004, the Company announced that it would redeem the remaining 300,000 outstanding shares of series A preferred stock on or about March 19, 2004 at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date.

Series B Preferred Stock

In order to satisfy the real estate investment trust (“REIT”) distribution requirements with respect to its 1999 taxable year, during 2000 the Company authorized an additional 30.0 million shares of $0.01 par value preferred stock, designated 12.0 million shares of such preferred stock as non-voting series B preferred stock and subsequently issued 7.5 million shares to holders of the Company’s common stock as a stock dividend.

The shares of series B preferred stock issued by the Company provide for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends are payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends have been made on the Company’s series B preferred stock. The shares of the series B preferred stock are callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company’s 12% Senior Notes.

Approximately 4.2 million shares of series B preferred stock were converted into 9.5 million shares of common stock during two conversion periods in 2000. The remaining shares of series B preferred stock, as well as any currently outstanding and additional shares issued as dividends, are not and will not be convertible into shares of the Company’s common stock.

During 2003, 2002, and 2001, the Company issued 0.3 million, 0.5 million, and 0.5 million shares of series B preferred stock, respectively, in satisfaction of the regular quarterly distributions. See Note 10 for further information on distributions on the Company’s shares of series B preferred stock.

Series B Restricted Stock. During 2001, the Company issued 0.2 million shares of series B preferred stock under two series B preferred stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of series B preferred stock were granted to certain of the Company’s key employees and wardens. Under the terms of the Series B Restricted Stock Plans, the shares in the key employee plan vest in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vest all at one time in May 2004. During the years ended December 31, 2003, 2002, and 2001, the Company expensed $0.6 million, $0.5 million, and $0.4 million, net of forfeitures, respectively, relating to the Series B Restricted Stock Plans.

Tender Offer for Series B Preferred Stock. Following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes in May 2003, the Company purchased 3.7 million shares of its series B preferred stock for $97.4 million pursuant to the terms of a cash tender offer. The tender offer price of the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003.

As of December 31, 2003, the Company had 1.0 million shares of series B preferred stock outstanding.

Stock Warrants

In connection with a merger completed during 2000, the Company issued stock purchase warrants for the purchase of 0.2 million shares of the Company’s common stock as partial consideration to acquire the voting common stock of the acquired entity. The warrants issued allow the holder to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share and approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share. These warrants expire September 29, 2005. On May 27, 2003, the holder of the warrants purchased approximately 142,000 shares of common stock pursuant to the warrants at an exercise price of $0.01 per share. Also in connection with the merger completed during 2000, the Company assumed the obligation to issue warrants for up to approximately 75,000 shares of its common stock, at a price of $33.30 per share, through the expiration date of such warrants on December 31, 2008.

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

Stock option transactions relating to the Company’s incentive and non-qualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option

Outstanding at December 31, 2000	979	$54.54
Granted	1,613	$8.84
Cancelled	(160)	$37.05

Outstanding at December 31, 2001	2,432	$25.30
Granted	926	$17.04
Cancelled	(207)	$58.86
Exercised	(49)	$8.77

Outstanding at December 31, 2002	3,102	$20.86
Granted	774	$17.29
Cancelled	(84)	$19.74
Exercised	(122)	$10.43

Outstanding at December 31, 2003	3,670	$20.48

The weighted average fair value of options granted during 2003, 2002, and 2001 was $7.39, $8.10, and $7.05 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	42.0%	45.8%	89.4%
Risk-free interest rate	2.8%	4.0%	4.8%
Expected life of options	6 years	6 years	7 years

Stock options outstanding at December 31, 2003, are summarized below:

		Weighted
	Options	average	Options
	outstanding at	remaining	exercisable at	Weighted average
	December 31, 2003	contractual life	December 31, 2003	exercise price of
Exercise Price	(in thousands)	in years	(in thousands)	options exercisable

$8.75 – 19.91	3,236	7.83	1,433	$11.64
$21.11 – 25.89	80	9.07	41	$21.85
$27.38 – 39.97	131	6.49	131	$30.13
$66.57 – 159.31	223	3.46	223	$119.43

	3,670	7.55	1,828	$26.33

At the Company’s 2003 annual meeting of stockholders held in May 2003, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2000 Stock Incentive Plan by 1.5 million shares raising the total to 4.0 million shares. In addition, the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 75,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2003, the Company had 2.1 million shares available for issuance under the 2000 Stock Incentive Plan and another existing plan, and 0.1 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

The Company has adopted the disclosure-only provisions of SFAS 123 and accounts for stock-based compensation using the intrinsic value method as prescribed in APB 25. As a result, no compensation cost has been recognized for the Company’s stock option plans under the criteria established by SFAS 123. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2003, 2002, and 2001, consistent with the provisions of SFAS 123, are disclosed in Note 2.

16.	EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income (loss), as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares issued under the settlement terms of the Company’s stockholder litigation, restricted common stock plans, and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings (loss) per share computation to the numerator and denominator of the diluted earnings (loss) per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2003	2002	2001

NUMERATOR
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$127,293	$48,942	$(3,348)
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018
Cumulative effect of accounting change	—	(80,276)	—

Net income (loss) available to common stockholders	$126,521	$(28,875)	$5,670

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$127,293	$48,942	$(3,348)
Interest expense applicable to convertible notes	4,496	2,400	—

Diluted income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	131,789	51,342	(3,348)
Income (loss) from discontinued operations, net of taxes	(772)	2,459	9,018
Cumulative effect of accounting change	—	(80,276)	—

Diluted net income (loss) available to common stockholders	$131,017	$(26,475)	$5,670

DENOMINATOR
Basic:
Weighted average common shares outstanding	32,245	27,669	24,380

Diluted:
Weighted average common shares outstanding	32,245	27,669	24,380
Effect of dilutive securities:
Stock options and warrants	917	621	—
Stockholder litigation	115	310	—
Convertible notes	4,523	3,370	—
Restricted stock-based compensation	249	238	—

Weighted average shares and assumed conversions	38,049	32,208	24,380

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$3.95	$1.77	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.03)	0.09	0.37
Cumulative effect of accounting change	—	(2.90)	—

Net income (loss) available to common stockholders	$3.92	$(1.04)	$0.23

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$3.46	$1.59	$(0.14)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.08	0.37
Cumulative effect of accounting change	—	(2.49)	—

Net income (loss) available to common stockholders	$3.44	$(0.82)	$0.23

For the year ended December 31, 2002, the Company’s $40.0 Million Convertible Subordinated Notes were convertible into 3.4 million shares of common stock, using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2002, as the effect of their inclusion was anti-dilutive.

For the year ended December 31, 2001, all of the Company’s convertible subordinated notes were convertible into 6.8 million shares of common stock, using the if-converted method. The Company’s restricted stock, stock options, and warrants were convertible into 0.6 million shares for the year ended December 31, 2001, using the treasury stock method. These incremental shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, as the effect of their inclusion was anti-dilutive.

For the year ended December 31, 2001, 3.4 million shares of common stock were contingently issuable under terms of the settlement agreement of all formerly existing stockholder litigation against the Company and certain of its existing and former directors and executive officers completed during the first quarter of 2001. These contingently issuable shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, as the effect of their inclusion was anti-dilutive. All of these shares, with the exception of 0.3 million shares, were issued during 2001. The remaining 0.3 million shares were issued during 2003.

17.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. In the opinion of management, other than those described below, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows for a period in which such decisions or rulings occur, or future periods.

Litigation

During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs in the action. As described below, the Company is currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to the Company’s acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of a significantly less amount. On July 29, 2002, the United States District Court of the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of any damages. A report of a special master has fixed damages at approximately $10.0 million (exclusive of interest, which could more than double the damages). The court has not yet acted on this report.

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

The Company cannot currently predict whether it will be successful in recovering all or a portion of the amount it has paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, the Company believes that such cross-claim claims are without merit and that the Company will be able to defend itself successfully against such claims and/or any additional claims of such nature that may be brought in the future. No assurance can be given, however, that the Company will prevail.

On April 21, 2003, a putative class action lawsuit was filed in the Superior Court of California for the County of San Diego against the Company styled Sanchez v. Corrections Corporation of America. The lawsuit was brought by a former employee on his own behalf and on behalf of other former and currently similarly-situated employees. Plaintiff alleged that the Company did not comply with certain wage and hour laws and regulations primarily concerning meal periods and other specified breaks, which laws and regulations are imposed by the State of California pursuant to the California Labor Code and Business and Professions Code. Plaintiff was seeking damages on his behalf and the alleged class for such violations as well as certain penalties allegedly due and owing as a consequence of such alleged violations. Following service of the complaint and during the third quarter of 2003, the Company undertook certain investigations in response to the allegations and an answer to the complaint was filed. The Company has entered into a settlement agreement with the plaintiff, which is subject to class certification and court approval, that is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $59.6 million at December 31, 2003 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At December 31, 2003, the outstanding principal balance of the bonds exceeded the purchase price option by $13.0 million. The Company also maintains a restricted cash account of $7.1 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Retirement Plan

All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Prior to January 1, 2002, employees could elect to defer from 1% to 15% of their compensation. The provisions of the Plan provide for discretionary employer basic and matching contributions to those participants credited with at least one thousand hours of employment in a plan year, and who are employed by the Company on the last day of the plan year. During the year ended December 31, 2001, the Company provided a discretionary basic contribution to each eligible employee equal to 2% of the employee’s compensation for the first year of eligibility, and 1% of the employee’s compensation for each year of eligibility following. In addition, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 4% of the employee’s compensation. The Company’s contributions and investment earnings or losses thereon become 40% vested after four years of service and 100% vested after five years of service.

Effective January 1, 2002, the maximum compensation deferral was increased to 20% of the employee’s compensation, and for the years ended December 31, 2003 and 2002, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s compensation. Further, effective January 1, 2002, the Company amended the vesting schedule so that employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.

During the years ended December 31, 2003, 2002, and 2001, the Company’s discretionary contributions to the Plan, net of forfeitures, were $4.7 million, $4.3 million, and $5.7 million, respectively.

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

During 2003 and 2002, the Company provided a fixed return of 8.2% and 8.6%, respectively, to participants in the Deferred Compensation Plan. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2003 and 2002, the Company recorded $184,000 and $45,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2003 and 2002, the Company’s liability related to the Deferred Compensation Plans was $0.8 million and $0.2 million, respectively, which was reflected in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

Employment and Severance Agreements

The Company currently has employment agreements with several of its executive officers which provide for the payment of certain severance amounts upon an event of termination or change of control, as further defined in the agreements.

18.	SEGMENT REPORTING

As of December 31, 2003, the Company owned and managed 38 correctional and detention facilities, and managed 21 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income (loss) is as follows for the three years ended December 31, 2003, 2002, and 2001 (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Revenue:
Owned and managed	$732,465	$639,104	$619,652
Managed-only	281,524	278,917	269,766

Total management revenue	1,013,989	918,021	889,418

Operating expenses:
Owned and managed	523,202	479,336	464,392
Managed-only	230,217	225,021	217,886

Total operating expenses	753,419	704,357	682,278

Facility contribution:
Owned and managed	209,263	159,768	155,260
Managed-only	51,307	53,896	51,880

Total facility contribution	260,570	213,664	207,140

Other revenue (expense):
Rental and other revenue	22,748	19,730	22,475
Other operating expense	(21,892)	(16,995)	(16,661)
General and administrative expense	(40,467)	(36,907)	(34,568)
Depreciation and amortization	(52,937)	(51,292)	(52,729)

Operating income	$168,022	$128,200	$125,657

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2003 and 2002 (in thousands):

	For the Years Ended December 31,

	2003	2002

Capital expenditures:
Owned and managed	$60,523	$10,110
Managed-only	2,827	1,439
Corporate and other	28,843	5,411
Discontinued operations	2	137

Total capital expenditures	$92,195	$17,097

The assets for the reportable segments are as follows (in thousands):

	December 31,

	2003	2002

Assets:
Owned and managed	$1,606,675	$1,558,491
Managed-only	74,154	84,743
Corporate and other	277,041	212,770
Discontinued operations	1,158	18,067

Total assets	$1,959,028	$1,874,071

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share data):

		June 30,	September 30,	December 31,
	March 31, 2003	2003	2003	2003

Revenue	$250,304	$254,142	$263,431	$268,860
Operating income	$42,347	$40,802	$40,801	$44,072
Income tax benefit (expense)	$170	$—	$(277)	$52,459 (1)
Income from continuing operations	$24,594	$20,230	$19,037	$78,694
Income (loss) from discontinued operations, net of taxes	$(1,692)	$—	$—	$920
Net income available to common stockholders	$17,422	$12,140	$18,201	$78,758
Basic earnings (loss) per share:
Income from continuing operations	$0.69	$0.38	$0.53	$2.24
Income (loss) from discontinued operations, net of taxes	(0.06)	—	—	0.03

Net income available to common stockholders	$0.63	$0.38	$0.53	$2.27

Diluted earnings (loss) per share:
Income from continuing operations	$0.61	$0.34	$0.47	$1.99
Income (loss) from discontinued operations, net of taxes	(0.05)	—	—	0.02

Net income available to common stockholders	$0.56	$0.34	$0.47	$2.01

			June 30,		September 30,	December 31,
	March 31, 2002		2002		2002	2002

Revenue	$224,427		$231,857		$239,442	$242,025
Operating income	$29,746		$32,388		$34,696	$31,370
Expenses associated with debt refinancings	$—		$(36,670	)(2)	$—	$—
Income tax benefit	$32,769	(1)	$119		$375	$30,021 (1)
Income (loss) from continuing operations	$37,065		$(26,366)		$16,503	$42,699
Income (loss) from discontinued operations, net of taxes	$1,959		$176		$(238)	$562
Cumulative effect of accounting change	$(80,276	)(3)	$—		$—	$—
Net income (loss) available to common stockholders	$(46,329)		$(31,395)		$10,973	$37,876
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.16		$(1.15)		$0.41	$1.35
Income (loss) from discontinued operations, net of taxes	0.07		0.01		(0.01)	0.02
Cumulative effect of accounting change	(2.91)		—		—	—

Net income (loss) available to common stockholders	$(1.68)		$(1.14)		$0.40	$1.37

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.96		$(1.15)		$0.37	$1.12
Income (loss) from discontinued operations, net of taxes	0.06		0.01		(0.01)	0.02
Cumulative effect of accounting change	(2.25)		—		—	—

Net income (loss) available to common stockholders	$(1.23)		$(1.14)		$0.36	$1.14

(1)  See Note 12 for a further explanation of the income tax benefits recognized during the fourth quarter of 2003 and during the first and fourth quarters of 2002.

(2)  See Note 11 for a further explanation of the expenses associated with debt refinancings during the second quarter of 2002.

(3)  See Note 3 for a further explanation of the cumulative effect of accounting change during the first quarter of 2002.