Form 10-Q
period 2004-03-31
CORRECTIONS CORP OF AMERICA
filed 2004-05-10
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2004:

           Shares of Common Stock, $0.01 par value per share: 35,143,886 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$88,451	$84,231
Restricted cash	12,849	12,823
Accounts receivable, net of allowance of $2,103 and $1,999, respectively	151,976	136,465
Deferred tax assets	47,442	50,473
Prepaid expenses and other current assets	6,502	8,028
Current assets of discontinued operations	1,158	1,158

Total current assets	308,378	293,178
Property and equipment, net	1,604,024	1,586,979
Investment in direct financing lease	17,591	17,751
Deferred tax assets	—	6,739
Goodwill	15,563	15,563
Other assets	32,646	38,818

Total assets	$1,978,202	$1,959,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$167,407	$156,806
Income tax payable	541	913
Current portion of long-term debt	1,837	1,146
Current liabilities of discontinued operations	761	761

Total current liabilities	170,546	159,626
Long-term debt, net of current portion	1,001,482	1,002,282
Deferred tax liabilities	353	—
Other liabilities	21,898	21,655

Total liabilities	1,194,279	1,183,563

Commitments and contingencies Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 300 shares issued and outstanding at December 31, 2003; stated at liquidation preference of $25.00 per share	—	7,500
Series B – 962 shares issued and outstanding at March 31, 2004 and December 31, 2003; stated at liquidation preference of $24.46 per share	23,528	23,528
Common stock – $0.01 par value; 80,000 shares authorized; 35,139 and 35,020 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	351	350
Additional paid-in capital	1,444,240	1,441,742
Deferred compensation	(2,720)	(1,479)
Retained deficit	(681,220)	(695,590)
Accumulated other comprehensive loss	(256)	(586)

Total stockholders’ equity	783,923	775,465

Total liabilities and stockholders’ equity	$1,978,202	$1,959,028

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended
	March 31,
	2004	2003
REVENUE:
Management and other	$277,830	$249,381
Rental	948	923

	278,778	250,304

EXPENSES:
Operating	212,484	185,507
General and administrative	10,969	9,537
Depreciation and amortization	12,870	12,913

	236,323	207,957

OPERATING INCOME	42,455	42,347

OTHER (INCOME) EXPENSE:
Equity in loss of joint venture	150	90
Interest expense, net	17,641	17,722
Expenses associated with debt refinancing and recapitalization transactions	25	—
(Gain) loss on disposal of assets	42	(16)
Unrealized foreign currency transaction (gain) loss	(146)	127

	17,712	17,923

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,743	24,424
Income tax benefit (expense)	(9,897)	170

INCOME FROM CONTINUING OPERATIONS	14,846	24,594
Income (loss) from discontinued operations, net of taxes	338	(1,692)

NET INCOME	15,184	22,902
Distributions to preferred stockholders	(814)	(5,480)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,370	$17,422

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.40	$0.69
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)

Net income available to common stockholders	$0.41	$0.63

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.36	$0.61
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)

Net income available to common stockholders	$0.37	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,184	$22,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,870	13,987
Amortization of debt issuance costs and other non-cash interest	1,876	1,387
Expenses associated with debt refinancing and recapitalization transactions	25	—
Deferred income taxes	10,123	—
Equity in loss of joint venture	150	90
(Gain) loss on disposal of assets	42	(11)
Unrealized foreign currency transaction (gain) loss	(146)	127
Other non-cash items	622	680
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(14,242)	4,666
Income tax receivable	—	(927)
Accounts payable, accrued expenses and other liabilities	11,206	(2,975)
Income tax payable	(372)	1,003

Net cash provided by operating activities	37,338	40,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(18,872)	(47,606)
Expenditures for other capital improvements	(11,821)	(5,482)
Increase in restricted cash	(26)	(6,214)
Proceeds from sale of assets	5	18
Decrease in other assets	5,310	27
Payments received on direct financing leases and notes receivable	142	537

Net cash used in investing activities	(25,262)	(58,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	30,000
Scheduled principal repayments	(36)	(5,275)
Other principal repayments	—	(62)
Redemption of preferred stock	(7,500)	—
Payment of debt issuance and other refinancing and related costs	(267)	(338)
Proceeds from exercise of stock options	911	225
Payment of dividends	(964)	(2,210)

Net cash provided by (used in) financing activities	(7,856)	22,340

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,220	4,549
CASH AND CASH EQUIVALENTS, beginning of period	84,231	65,406

CASH AND CASH EQUIVALENTS, end of period	$88,451	$69,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized of $1,235 in 2004	$2,193	$7,251

Income taxes	$385	$6

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	15,184	—	15,184
Change in fair value of interest rate cap	—	—	—	—	—	—	330	330

Total comprehensive income	—	—	—	—	—	15,184	330	15,514

Distributions to preferred stockholders	—	—	—	—	—	(814)	—	(814)
Redemption of preferred stock	(7,500)	—	—	—	—	—	—	(7,500)
Stock issuance	—	—	—	13	—	—	—	13
Amortization of deferred compensation, net of forfeitures	—	—	—	—	334	—	—	334
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—
Stock options exercised	—	—	—	911	—	—	—	911

Balance as of March 31, 2004	$—	$23,528	$351	$1,444,240	$(2,720)	$(681,220)	$(256)	$783,923

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income (loss):
Net income	—	—	—	—	—	22,902	—	22,902
Change in fair value of interest rate cap	—	—	—	—	—	—	(25)	(25)

Total comprehensive income	—	—	—	—	—	22,902	(25)	22,877

Distributions to preferred stockholders	—	6,450	—	—	—	(5,480)	—	970
Amortization of deferred compensation, net of forfeitures	—	—	—	—	357	—	—	357
Restricted stock grant	—	—	1	1,531	(1,532)	—	—	—
Stock options exercised	—	—	—	225	—	—	—	225

Balance as of March 31, 2003	$107,500	$114,281	$281	$1,344,822	$(2,779)	$(804,689)	$(989)	$758,427

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.	ORGANIZATION AND OPERATIONS

As of March 31, 2004, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the third quarter of 2004. As of March 31, 2004, the Company operated 64 facilities, including 38 facilities that it owned, with a total design capacity of approximately 65,000 beds in 20 states and the District of Columbia. As further described in Note 6, on April 1, 2004 the Company began operating an additional 1,016-bed correctional facility located in Mississippi owned by the State of Mississippi.

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

The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities and Exchange Act of 1934, as amended, available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2003 (the “2003 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN 46 is effective for all entities other than special purpose entities no later than the end of the first period that ends after March 15, 2004. The Company has no investments in special purpose entities. The Company adopted FIN 46 effective January 1, 2004.

The Company has determined that its joint venture in Agecroft Prison Management, Ltd. (“APM”) is a variable interest entity, of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which, as of March 31, 2004, totaled $6.0 million, including accrued interest. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with the Company’s financial statements.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the termination during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described below, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” These charges are included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the three months ended March 31, 2003.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(825)	$873	$(820)
Customer list	765	(137)	765	(110)
Contract values	(35,688)	15,667	(35,688)	15,336

Total	$(34,050)	$14,705	$(34,050)	$14,406

Contract acquisition costs and the customer list are included in other non-current assets, and contact values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended March 31, 2004 and 2003 was $0.8 million and $0.9 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$2,538
2005	4,223
2006	4,552
2007	4,552
2008	4,552
2009	3,095

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principals Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure of the effects on an entity’s income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

At March 31, 2004, the Company had equity incentive plans, which are described more fully in the 2003 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied for fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months Ended
	March 31,
	2004	2003
As Reported:
Income from continuing operations after preferred stock distributions	$14,032	$19,114
Income (loss) from discontinued operations, net of taxes	338	(1,692)

Net income available to common stockholders	$14,370	$17,422

Pro Forma:
Income from continuing operations after preferred stock distributions	$12,954	$17,649
Income (loss) from discontinued operations, net of taxes	338	(1,692)

Net income available to common stockholders	$13,292	$15,957

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.40	$0.69
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)

Net income available to common stockholders	$0.41	$0.63

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.36	$0.61
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)

Net income available to common stockholders	$0.37	$0.56

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.37	$0.64
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)

Net income available to common stockholders	$0.38	$0.58

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.33	$0.57
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)

Net income available to common stockholders	$0.34	$0.52

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

Refer to Note 9 for further information regarding additional stock-based compensation awarded during 2004 and 2003.

6.	FACILITY OPERATIONS

In November 2003, the Company announced that the Texas Department of Criminal Justice, or TDCJ, awarded the Company new contracts to manage six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, the Company also retained its contract to manage the Bartlett State Jail, but was not awarded the contract to continue managing the Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004.

On March 4, 2004, the Company announced that it entered into an agreement with the State of Arizona to manage up to 1,200 Arizona inmates at the Company’s Diamondback Correctional Facility located in Watonga, Oklahoma. The agreement represents the first time the State has partnered with the Company to provide residential services to its inmates. The initial contract term ends June 30, 2004, corresponding with Arizona’s fiscal year, with three one-year extension options. As of April 30, 2004, the facility housed 1,200 inmates from the State of Arizona.

On March 23, 2004, the Company announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned Delta Correctional Facility located in Greenwood, Mississippi. The Company formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with two one-year extension options. Although the Company can provide no assurance, the Company expects to manage an estimated 950 medium security male inmates from the State of Mississippi under terms of this contract. The Company began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, the Company entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually.

On April 7, 2004, the Company announced that it resumed operations at its Northeast Ohio Correctional Center located in Youngstown, Ohio. Although the Company can provide no assurance, the Company expects to initially manage an estimated population of 300 federal prisoners from northeastern United States federal court districts that are experiencing a lack of detention space and/or high detention costs. The Company began receiving inmates at the facility on April 6, 2004.

On May 10, 2004, the Company announced the completion of a contractual agreement to house inmates from the State of Hawaii at its owned and operated Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi. The new agreement expires on June 30, 2006. In addition, the Company believes the current contracts to house Hawaiian inmates in the Company’s owned and operated Diamondback Correctional Facility and the Florence Correctional Facility, located in Florence, Arizona, which are set to expire on June 30, 2004, will be extended for an additional two years. The Company currently manages approximately 1,375 inmates from the State of Hawaii; however, beginning August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. The Company expects to transfer from Florence Correctional Facility an estimated 475 Hawaiian inmates to the Tallahatchie facility by June 7, 2004.

On March 23, 2004, the Company announced its intention to cease operations at the company-owned and operated T. Don Hutto Correctional Center located in Taylor, Texas, during May 2004, due to low inmate population demands in the facility’s region.

Subsequent to the announcement the Company began receiving inmates from the U.S. Marshals Service and accordingly, has decided to leave the facility open. The Company continues to assess whether the facility will sustain an acceptable level of inmate populations to warrant continued operations of the facility.

Due to recurring operating losses at the facility, on February 20, 2004, the Company provided notice to the Nevada Department of Corrections that the Company does not intend to renew its contract to manage the Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, upon the expiration of the contract in October 2004.

7.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of a juvenile facility located in Okeechobee, Florida, and a facility located in Lawrenceville, Virginia, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

During the fourth quarter of 2002, the Company was notified by the State of Florida of its intention to not renew the Company’s contract to manage the Okeechobee Juvenile Offender Correctional Center upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida.

On March 18, 2003, the Company was notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew the Company’s contract to manage the Lawrenceville Correctional Center upon the expiration of the contract, which occurred on March 22, 2003.

During the first quarter of 2004, the Company received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs the Company previously made to a facility the Company formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations.

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2004 and 2003 (amounts in thousands):

	For the Three Months Ended March 31,
	2004	2003
REVENUE:
Managed-only	$564	$5,366

EXPENSES:
Managed-only	—	5,979
Depreciation and amortization	—	1,074

	—	7,053

OPERATING INCOME (LOSS)	564	(1,687)
OTHER EXPENSE:
Loss on disposal of assets	—	(5)

INCOME (LOSS) BEFORE INCOME TAXES	564	(1,692)
Income tax expense	(226)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$338	$(1,692)

     The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31, 2004	December 31, 2003
ASSETS
Accounts receivable	$1,158	$1,158

Total current assets	$1,158	$1,158

LIABILITIES
Accounts payable and accrued expenses	$761	$761

Total current liabilities	$761	$761

8.	DEBT

Debt outstanding as of March 31, 2004 and December 31, 2003 consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior Bank Credit Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 3.87% at March 31, 2004.	$270,813	$270,813
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $2.1 million was unamortized at both March 31, 2004 and December 31, 2003.	202,056	202,129
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%.	30,000	30,000
Other	450	486

	1,003,319	1,003,428
Less: Current portion of long-term debt	(1,837)	(1,146)

	$1,001,482	$1,002,282

Senior Bank Credit Facility. The Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) is comprised of a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”) and a $125.0 million revolving loan (the “Revolving Loan”), which includes a $75.0 million subfacility for letters of credit, that expires on March 31, 2006. The Term Loan C Facility bears interest at a base rate plus 1.75%, or the London Interbank Offered Rate (“LIBOR”) plus 2.75%, at the Company’s option, and had an outstanding balance of $270.8 million at March 31, 2004. The Revolving Loan bears interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option, and had no amounts outstanding at March 31, 2004. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Senior Bank Credit Facility is secured by liens on a substantial portion of the net book value of the Company’s fixed assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of the Company’s domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. Prepayments of loans outstanding under the Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice.

The credit agreement governing the Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. In addition, the Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

$250 Million 9.875% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 9.875% unsecured senior notes (the “9.875% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes are scheduled to mature on May 1, 2009. At any time on or before May 1, 2005, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the 9.875% Senior Notes on or after May 1, 2006. Redemption prices are set forth in the indenture governing the 9.875% Senior Notes. The 9.875% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

$200 Million 7.5% Senior Notes. Interest on the $200.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes.

The Company completed the sale and issuance of the $200 Million 7.5% Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On April 1, 2004, the Company filed a registration statement with the SEC to exchange the $200 Million 7.5% Senior Notes for a new issuance of identical debt securities registered under the Securities Act of 1933, as amended. The registration statement was declared effective by the SEC on April 19, 2004. The offer to exchange the notes is scheduled to expire on May 14, 2004. Promptly thereafter, the Company will issue the notes registered under the Securities Act of 1933, as amended, for the notes tendered for exchange.

$30 Million Convertible Subordinated Notes. As of March 31, 2004, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). The conversion price for the notes has been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003, the $30.0 Million Convertible Subordinated Notes will be convertible into 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

9.	STOCKHOLDERS’ EQUITY

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each grant was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007. During the three months ended March 31, 2004 and 2003, respectively, the Company expensed $174,000 and $43,000, net of forfeitures, relating to the restricted common stock. As of March 31, 2004, 145,100 of these shares of restricted stock remained outstanding and subject to vesting.

During March 2004, the Company completed the redemption of the remaining 300,000 shares of series A preferred stock at the stated rate of $25.00 per share plus $0.36 per share in accrued dividends.

The Company intends to redeem the remaining 961,916 shares of series B preferred stock during the second quarter of 2004.

10.	EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income, as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares issued under the settlement terms of the Company’s stockholder litigation, restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2004	2003
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$14,032	$19,114
Income (loss) from discontinued operations, net of taxes	338	(1,692)

Net income available to common stockholders	$14,370	$17,422

Diluted:
Income from continuing operations after preferred stock distributions	$14,032	$19,114
Interest expense applicable to convertible notes, net of taxes	179	2,630

Diluted income from continuing operations after preferred stock distributions	14,211	21,744
Income (loss) from discontinued operations, net of taxes	338	(1,692)

Diluted net income available to common stockholders	$14,549	$20,052

DENOMINATOR
Basic:
Weighted average common shares outstanding	34,965	27,714

Diluted:
Weighted average common shares outstanding	34,965	27,714
Effect of dilutive securities:
Stock options and warrants	1,189	667
Stockholder litigation	—	310
Convertible notes	3,362	6,733
Restricted stock-based compensation	42	222

Weighted average shares and assumed conversions	39,558	35,646

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$0.40	$0.69
Income (loss) from discontinued operations, net of taxes	0.01	(0.06)

Net income available to common stockholders	$0.41	$0.63

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$0.36	$0.61
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)

Net income available to common stockholders	$0.37	$0.56

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. In the opinion of management, other than those described below, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows for a period in which such decisions or rulings occur, or future periods.

Litigation

During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs in the action. As described below, the Company is currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount. The USCC ESOP litigation entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to the Company’s acquisition of USCC. In the Horn litigation, the ESOP participants allege numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. The plaintiffs in the action are seeking damages in excess of $30.0 million plus prejudgment interest and attorneys’ fees, although expert testimony in the litigation has indicated actual damages of a significantly less amount. On July 29, 2002, the United States District Court of the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP, but made no determination as to the amount of any damages. A report of a special master in 2004 has fixed damages at approximately $10.0 million (exclusive of interest, which could more than double the damages). The court has not yet acted on this report.

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

The Company cannot currently predict whether it will be successful in recovering all or a portion of the amount it has paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, the Company believes that such cross-claim claims are without merit and that the Company will be able to defend itself successfully against such claims and/or any additional claims of such nature that may be brought in the future. In fact, on March 31, 2004 the Court granted the Company’s summary judgment motion with respect to most of the contentions made by McQueen and Thompson. The Company believes the two remaining theories of liability are also without merit. No assurance can be given, however, that the Company will prevail.

On April 21, 2003, a putative class action lawsuit was filed in the Superior Court of California for the County of San Diego against the Company styled Sanchez v. Corrections Corporation of America. The lawsuit was brought by a former employee on his own behalf and on behalf of other former and currently similarly-situated employees. Plaintiff alleged that the Company did not comply with certain wage and hour laws and regulations primarily concerning meal periods and other specified breaks, which laws and regulations are imposed by the State of California pursuant to the California Labor Code and Business and Professions Code. Plaintiff was seeking damages on his behalf and the alleged class for such violations as well as certain penalties allegedly due and owing as a consequence of such alleged violations. Following service of the complaint and during the third quarter of 2003, the Company undertook certain investigations in response to the allegations and an answer to the complaint was filed. The Company has entered into a settlement agreement with the plaintiff, which is subject to class certification and court approval, that is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $59.6 million at March 31, 2004 plus future interest payments). In the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At March 31, 2004, the outstanding principal balance of the bonds exceeded the purchase price option by $13.5 million. The Company also maintains a restricted cash account of $7.2 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Income Tax Contingencies

The Internal Revenue Service has recently commenced an audit of the Company’s federal income tax return for the taxable year ended December 31, 2002. Because the audit has only recently commenced, it is too early to predict the outcome of such audit.

12.	INCOME TAXES

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

Prior to December 31, 2003, the Company did not recognize an income tax provision because it had not consistently demonstrated an ability to utilize its tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of its deferred tax assets. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, during the first quarter of 2004 the Company began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which the Company currently estimates to be 40% using current tax rates.

13.	SEGMENT REPORTING

As of March 31, 2004, the Company owned and managed 38 correctional and detention facilities, and managed 26 correctional and detention facilities it did not own.

Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2003 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Revenue:
Owned and managed	$190,432	$176,336
Managed-only	82,304	68,586

Total management revenue	272,736	244,922

Operating expenses:
Owned and managed	136,951	124,798
Managed-only	68,750	56,081

Total operating expenses	205,701	180,879

Facility contribution:
Owned and managed	53,481	51,538
Managed-only	13,554	12,505

Total facility contribution	67,035	64,043

Other revenue (expense):
Rental and other revenue	6,042	5,382
Other operating expense	(6,783)	(4,628)
General and administrative	(10,969)	(9,537)
Depreciation and amortization	(12,870)	(12,913)

Operating income	$42,455	$42,347

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Capital expenditures:
Owned and managed	$16,391	$49,695
Managed-only	2,138	432
Corporate and other	12,164	2,959
Discontinued operations	—	2

Total capital expenditures	$30,693	$53,088

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Assets:
Owned and managed	$1,620,337	$1,606,675
Managed-only	83,268	74,154
Corporate and other	273,439	277,041
Discontinued operations	1,158	1,158

Total assets	$1,978,202	$1,959,028

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three months ended March 31, 2003, the Company issued $6.5 million of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in risk factors disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2004 (File No. 001-16109) (the “2003 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2003 Form 10-K.

OVERVIEW

The Company

As of March 31, 2004, we owned 41 correctional, detention and juvenile facilities, three of which we leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the third quarter of 2004. As of March 31, 2004, we operated 64 facilities, including 38 facilities that we owned, with a total design capacity of approximately 65,000 beds in 20 states and the District of Columbia. As further described herein, on April 1, 2004, we began operating an additional 1,016-bed correctional facility located in Mississippi owned by the State of Mississippi.

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

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2003 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2004, we had $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of March 31, 2004, we had $15.6 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.

Income taxes. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires us to record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities.

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

Prior to December 31, 2003, we did not recognize an income tax provision because we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our deferred tax assets. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, during the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which we currently estimate to be 40% using current tax rates.

Self-funded insurance reserves. As of March 31, 2004, we had $32.5 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, worker’s compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2004, we had $20.6 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2002	37	23	3	1	64
Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2003	38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	—	5	—	—	5

Facilities as of March 31, 2004	38	26	3	1	68

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

We generated net income available to common stockholders of $14.4 million, or $0.37 per diluted share, for the three months ended March 31, 2004, compared with net income available to common stockholders of $17.4 million, or $.56 per diluted share, for the three months ended March 31, 2003.

The reduction in net income available to common stockholders during the first quarter of 2004 from the first quarter of 2003 was due to the recognition of an income tax provision in accordance with SFAS 109 during the first quarter of 2004, amounting to $9.9 million, or

$0.25 per diluted share. During the prior year quarter, we provided a valuation allowance to substantially reserve our deferred tax assets. As a result, no provision for federal income taxes was recognized during the first quarter of 2003.

Net income available to common stockholders during the first quarter of 2004 was also favorably impacted by the refinancing and recapitalization transactions completed during the second and third quarters of 2003. These transactions included the issuance of 6.4 million shares of common stock at a price of $19.50 per share, along with the issuances of an aggregate $450.0 million principal amount of 7.5% senior notes. The proceeds from these issuances were used to (i) purchase 3.4 million shares of common stock issued upon the conversion of our $40.0 million convertible subordinated notes with a stated rate of 10.0% plus contingent interest accrued at 5.5% (and to pay accrued interest on the notes through the date of purchase) at a price of $19.50 per share, (ii) purchase 3.7 million shares of our 12% series B preferred stock that were tendered in a tender offer at a price of $26.00 per share, including all accrued and unpaid dividends on such shares, (iii) redeem 4.0 million shares of our 8% series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date, and (iv) pay-down a portion of our senior bank credit facility. In connection with the debt issuance during the third quarter of 2003, we also obtained an amendment to our senior bank credit facility that, among other changes, lowered the interest rate applicable to the outstanding balance on the facility. These refinancing and recapitalization transactions effectively reduced the average interest rates on a significant portion of our outstanding indebtedness, and substantially reduced the after-tax dividend obligations associated with our outstanding preferred stock.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2004 and 2003:

	For the Three Months
	Ended March 31,
	2004	2003
Revenue per compensated man-day	$48.82	$50.78
Operating expenses per compensated man-day:
Fixed expense	27.67	27.91
Variable expense	9.16	9.59

Total	36.83	37.50

Operating margin per compensated man-day	$11.99	$13.28

Operating margin	24.6%	26.2%

Average compensated occupancy	95.6%	91.6%

Management and other revenue consists of revenue earned from the operation and management of adult and juvenile correctional and detention facilities we own or manage and from our inmate transportation subsidiary, which, for the three months ended March 31, 2004 and 2003, totaled $277.8 million and $249.4 million, respectively. Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, (formerly the Immigration and Naturalization Service, or the INS), remains strong, while many of our state customers continue to experience budget difficulties. Our federal customers generated approximately 37% of our total management revenue for both the three months ended March 31, 2004 and 2003. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. We believe the lack of new bed supply combined with state budget difficulties has contributed to the increase in our occupancy and has led several states, some of which have never utilized the private sector, to outsource their correctional needs to us. Because we believe inmate populations will continue to rise, we currently expect these trends to continue.

Additionally, as expected, we experienced slight reductions in our revenue per compensated man-day and in our operating margins during the first quarter of 2004 compared with the same period in 2003 as a result of recent contract awards for facilities we manage but do not own, which, as further described hereafter, provide per-diem rates and operating margins at lower levels than our owned and managed business. We entered into these contracts knowing our per-diem rates and operating margins would decrease slightly; however, the opportunity to both expand our level of service with existing customers and provide services to new customers with very little capital requirements outweighed the effects of the operating margin reductions. Our operating expenses during the first quarter of 2004 also included approximately $1.7 million of fixed and variable expenses incurred in connection with start-up activities and for staffing expenses in preparation for the arrival of new inmates at two correctional facilities. Although we began receiving inmates at these facilities during April 2004, these expenses also contributed to lower margins during the first quarter of 2004.

Operating expenses totaled $212.5 million and $185.5 million for the three months ended March 31, 2004 and 2003, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three months ended March 31, 2004, facility salaries and benefits expense increased $17.5 million compared with the same period in the prior year. The increase in salaries and benefits expense was primarily due to the commencement of operations during January 2004 at six correctional facilities located in Texas pursuant to management contracts awarded by the Texas Department of Criminal Justice (“TDCJ”), as well as marginal increases in staffing levels at numerous facilities across the portfolio to meet rising inmate population needs. However, due to the increase in occupancy, actual salaries and benefits per compensated man-day declined $0.14 per compensated man-day during the first quarter of 2004 as compared to the same quarter in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population.

Variable operating expenses per compensated man-day decreased to $9.16 per compensated man-day during the first quarter of 2004 from $9.59 per compensated man-day in the first quarter of 2003. While we were successful in containing or reducing most types of variable expenses, the largest reduction in variable expenses per compensated man-day occurred in inmate medical. The reduction in inmate medical was primarily the result of lower medical requirements on the new Texas contracts, combined with decreased reliance on outsourced nursing, and efficiencies generated in pharmaceutical supplies and medical services.

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

	For the Three Months
	Ended March 31,
	2004	2003
Owned and Managed Facilities:
Revenue per compensated man-day	$55.58	$55.12
Operating expenses per compensated man-day:
Fixed expense	30.35	29.28
Variable expense	9.62	9.73

Total	39.97	39.01

Operating margin per compensated man-day	$15.61	$16.11

Operating margin	28.1%	29.2%

Average compensated occupancy	91.7%	87.1%

	For the Three Months
	Ended March 31,
	2004	2003
Managed Only Facilities:
Revenue per compensated man-day	$38.10	$42.24
Operating expenses per compensated man-day:
Fixed expense	23.41	25.21
Variable expense	8.41	9.33

Total	31.82	34.54

Operating margin per compensated man-day	$6.28	$7.70

Operating margin	16.5%	18.2%

Average compensated occupancy	102.5%	102.0%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December of 2002. As of March 31, 2003 this facility had an actual occupancy of 762 inmates, or approximately 53% despite generating revenues at the guaranteed 95% rate. During the first quarter of 2004, average physical occupancy was 112%, which resulted in an increase in operating expenses despite only a modest increase in revenues for occupancy in excess of the guaranteed 95% rate, resulting in a decrease in operating margins during the first quarter of 2004 compared with the first quarter of 2003. Total management and other revenue at this facility was $9.5 million and $8.4 million, respectively, during the three months ended March 31, 2004 and 2003.

During October 2002, we entered into a new agreement with Hardeman County, Tennessee, with respect to the management of up to 1,536 medium-security inmates from the State of Tennessee in the Whiteville Correctional Facility. Total management and other revenue increased by $1.2 million at this facility during the three month period ended March 31, 2004 from the comparable period in 2003 due to an increasing inmate population from the State of Tennessee during the first half of 2003.

Due to a combination of rate increases and/or an increase in population at four of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,200-bed Crowley County Correctional Facility, and 866-bed D.C. Correctional Treatment Facility, primarily from the USMS, the ICE, the State of Colorado, and the District of Columbia, total management and other revenue increased during the three month period ended March 31, 2004 from the comparable period in 2003, by $8.4 million at these facilities.

During the third quarter of 2003, we transferred all of the Wisconsin inmates housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. Accordingly, total management revenue decreased $6.2 million at this facility during the first quarter of 2004 compared with the comparable period in 2003. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility but can provide no assurance that we will be successful in doing so. The reduction in total management revenue at North Fork Correctional Facility was not offset by a corresponding increase in total management revenue at Diamondback Correctional Facility due to a subsequent reduction in the total number of inmates from the State of Wisconsin at Diamondback Correctional Facility following the transfer. As further discussed below, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the State of Wisconsin, have been filled with inmates from the State of Arizona.

On March 4, 2004, we announced that we entered into an agreement with the State of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The agreement represents the first time the State has partnered with us to provide residential services to its inmates. The initial contract term ends June 30, 2004, corresponding with Arizona’s fiscal year, with three one-year extension options. As of March 31, 2004, the facility housed nearly 600 inmates from the State of Arizona.

On March 23, 2004, we announced our intention to cease operations at our T. Don Hutto Correctional Center located in Taylor, Texas, during May 2004, due to low inmate population demands in the facility’s region. Subsequent to the announcement, we began receiving inmates from the USMS and have decided to leave the facility open. We continue to assess whether the facility will sustain an acceptable level of inmate populations to warrant continued operations of the facility.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the State of Alabama immediate relief of its overcrowded prison system. The facility began receiving inmates in July 2003. Prior to receiving inmates from the State of Alabama, this facility was substantially idle. During January 2004, we received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. Although the Alabama Department of Corrections withdrew all of their inmates from this facility by mid-March 2004, staffing levels were not reduced significantly at the facility due to ongoing negotiations with several potential customers to utilize the beds that became available at this facility. The facility incurred an operating loss during the first quarter of 2004 of $0.3 million, including depreciation and amortization of $0.6 million, compared with an operating loss of $1.2 million, including depreciation and amortization of $0.6 million, during the first quarter of 2003.

On May 10, 2004, we announced the completion of a contractual agreement to house inmates from the State of Hawaii at the Tallahatchie County Correctional Facility. The new agreement expires on June 30, 2006. In addition, we believe the current contracts to house Hawaiian inmates in our owned and operated Diamondback Correctional Facility, and our Florence Correctional Facility, located in Florence, Arizona, which are set to expire on June 30, 2004, will be extended for an additional two years. We currently manage approximately 1,375 inmates from the State of Hawaii; however, beginning August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. We expect to transfer from Florence Correctional Facility an estimated 475 Hawaiian inmates to the Tallahatchie facility by June 7, 2004. We continue to pursue additional opportunities to utilize the remaining available capacity at both the Tallahatchie County Correctional Facility and the Florence Correctional Facility, but can provide no assurance that we will be successful.

On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. Although we can provide no assurance, we expect to initially manage an estimated population of 300 federal prisoners from northeastern United States federal court districts that are experiencing a lack of detention space and/or high detention costs. During the first quarter of 2004, we incurred $1.5 million of operating expenses incurred in connection with start-up activities and for staffing expenses in preparation for the arrival of new inmates at this facility. Although we have begun receiving inmates at this facility, we currently do not expect this facility to become profitable until the second half of 2004. We also continue to pursue additional opportunities to utilize the remaining available capacity at this facility, but can provide no assurance that we will be successful.

Managed-Only Facilities

In November 2003, we announced that the TDCJ awarded us new contracts to manage six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, we also retained our contract to manage the Bartlett State Jail, but were not awarded the contract to continue managing the Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004. Total management revenue increased $12.1 million during the first quarter of 2004, compared with the first quarter of 2003, due to the operation of these facilities, net of a reduction in revenue for the management contract not renewed.

In addition to the aforementioned savings generated in inmate medical expenses across the portfolio, our total revenue per compensated man-day and total variable expenses per compensated man-day were further reduced for our managed-only facilities because we did not assume responsibility for medical services for inmates provided under terms of our new contracts with the TDCJ. Eliminating this responsibility results in a lower per-diem rate, but also reduces the risk that our profitability will be eroded in the future by increasing medical costs.

Due to recurring operating losses at the facility, on February 20, 2004, we provided notice to the Nevada Department of Corrections that we do not intend to renew our contract to manage the state-owned 500-bed Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, upon the expiration of the contract in October 2004. The operating loss incurred at this facility was $0.2 million during each of the first quarters of 2004 and 2003. This facility had an operating loss of $1.3 million during the year ended December 31, 2003.

On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with two one-year extension options. Although we can provide no assurance, we expect to manage an estimated 950 medium security male inmates from the State of Mississippi under terms of this contract. We began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. During the first quarter of 2004, we incurred $0.2 million of operating expenses in connection with start-up activities and for staffing expenses incurred in preparation for the arrival of new inmates.

General and administrative expense

For the three months ended March 31, 2004 and 2003, general and administrative expenses totaled $11.0 million and $9.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first three months of 2003 primarily due to an increase in salaries and benefits, including incentive compensation, combined with an increase in professional services, during 2004 compared with 2003.

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

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2004 and 2003. Gross interest expense was $18.6 million and $18.7 million, respectively, for the three months ended March 31, 2004 and 2003. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under our senior bank credit facility, our 9.875% senior notes, our 7.5% senior notes, and amortization of loan costs and unused facility fees. Although interest expense did not change significantly from the first quarter of 2003, our capital structure has changed significantly due to the aforementioned refinancing and recapitalization transactions completed during the second and third quarters of 2003, which also resulted in a reduction to our preferred stock distributions from the prior year.

Gross interest income was $1.0 million for both the three months ended March 31, 2004 and 2003. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Capitalized interest was $1.2 million during the first quarter of 2004 and was associated with five construction and expansion projects and the installation of a new inmate management system.

Income tax benefit (expense)

We incurred income tax expense of $9.9 million for the three months ended March 31, 2004, while we generated an income tax benefit of approximately $0.2 million for the three months ended March 31, 2003. As further discussed under “Critical Accounting Policies – Income Taxes,” prior to December 31, 2003, we did not recognize an income tax provision because we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our deferred tax assets. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, during the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which we currently estimate to be 40% using current tax rates.

Discontinued operations

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, the operation of the facility was transferred to the State of Florida. During the three months ended March 31, 2003, the facility generated total revenue of $0.8 million and incurred total operating expenses of $0.7 million. Additionally, the termination of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract, which occurred on March 22, 2003. During the three months ended March 31, 2003, the facility generated total revenue of $4.6 million and incurred total operating expenses of $5.3 million. Additionally, the termination of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations.

During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations.

Distributions to preferred stockholders

Distributions to preferred stockholders decreased to $0.8 million during the first quarter of 2004 from $5.5 million during the first quarter of 2003. The decrease was primarily attributable to the redemption during the second quarter of 2003 of 3.7 million shares of our series B preferred stock pursuant to the terms of a cash tender offer, for a price of $26.00 per share (inclusive of all accrued and unpaid dividends). Further, during the second quarter of 2003 we also redeemed 4.0 million shares of the 4.3 million shares of our series A preferred stock outstanding at a redemption price of $25.00 per share, plus accrued dividends to the redemption date. During the first quarter of 2004, we redeemed the remaining 0.3 million outstanding shares of our series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date. We intend to redeem the remaining outstanding shares of our series B preferred stock during the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2003 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities in order to retain management contracts, and to increase our inmate bed capacity for anticipated demand from current and future customers. With lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

On September 10, 2003, we announced our intention to expand by 594 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The anticipated cost of the expansion is approximately $22.3 million and is estimated to be completed during the third quarter of 2004. This expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $21.6 million, with completion also estimated to occur during the third quarter of 2004. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $28.7 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced our intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The anticipated cost of the expansion is approximately $7.2 million and is estimated to be completed during the first quarter of 2005. Upon completion of the expansion, the Florence Correctional Center will have a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from each of these customers. During January 2004, we also announced the signing of a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we will expand this facility by 256 beds from its current design capacity of 483 beds increasing its total beds to 739 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand the facility is approximately $10.4 million, with completion estimated to occur during the fourth quarter of 2004.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2005:

			Estimated
			remaining cost to
			complete as of
	No. of	Estimated	March 31, 2004
Facility	beds	completion date	(thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	Third quarter 2004	$8,815
Crowley County Correctional Facility Olney Springs, CO	594	Third quarter 2004	12,199
Leavenworth Detention Center Leavenworth, KS	256	Fourth quarter 2004	9,064
Houston Processing Center Houston, TX	494	First quarter 2005	25,112
Florence Correctional Center Florence, AZ	224	First quarter 2005	6,921

Total	3,092		$62,111

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

We redeemed the remaining outstanding shares of our series A preferred stock during March 2004 and intend to redeem the remaining shares of our outstanding series B preferred stock during the second quarter of 2004. The series A preferred stock was redeemed at $25.00 per share plus dividends accrued and unpaid to the redemption date of $0.36 per share, while the series B preferred stock is redeemable during the second quarter of 2004 at $24.46 per share plus dividends accrued and unpaid to the redemption date. As of March 31, 2004, we had outstanding $23.5 million of series B preferred stock.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. Accordingly, we expect to incur approximately $14.9 million in information technology expenditures during the remainder of 2004.

We expect to fund our capital expenditure requirements including our construction projects, and the redemption of our preferred stock, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During the three months ended March 31, 2004 and 2003, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. During 2004 we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards, except for certain annual limitations imposed under the Internal Revenue Code. As a result, we expect to begin paying federal income taxes during 2004, with an obligation to pay a full year’s taxes beginning in 2005.

As of March 31, 2004, our liquidity was provided by cash on hand of $88.5 million and $97.7 million available under our $125.0 million revolving credit facility. During the three months ended March 31, 2004 and 2003, we generated $37.3 million and $40.9 million, respectively, in cash through operating activities, and as of March 31, 2004 and 2003, we had net working capital of $137.8 million and $80.7 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $279.6 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

As a result of our refinancing and recapitalization transactions completed over the past year, we have significantly reduced our exposure to variable rate debt, lowered our overall interest rates, and extended our weighted average debt maturities. We have no debt maturities on outstanding indebtedness until 2007. The revolving portion of our senior bank credit facility, which has no amounts outstanding, matures March 31, 2006. Although we believe we will be able to refinance and extend the maturity of the senior bank credit facility upon maturity, we can provide no assurance that we will be able to refinance the facility on commercially reasonable or any other terms. Further, we may elect to refinance the senior bank credit facility in the short-term if market conditions are favorable.

At March 31, 2004, our total weighted average effective interest rate was 7.76% and our total weighted average debt maturity was 5.6 years. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2004, was $37.3 million, compared with $40.9 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the three months ended March 31, 2004 was due to refinancing our outstanding preferred stock with long-term debt. Distributions on preferred stock are included in financing activities while interest on outstanding indebtedness is included in operating activities on the statement of cash flows. Negative fluctuations in working capital during the first quarter of 2004 compared with the first quarter of 2003 also contributed to the decrease in cash provided by operating activities.

Investing Activities

Our cash flow used in investing activities was $25.3 million for the three months ended March 31, 2004, and was primarily attributable to capital expenditures during the quarter of $30.7 million and included capital expenditures of $18.9 million related to the five aforementioned facility expansion and development projects. In addition, other assets decreased $5.3 million primarily due to the return of various deposits posted as part of competitive bidding processes. Our cash flow used in investing activities was $58.7 million for the three months ended March 31, 2003, and was primarily attributable to capital expenditures during the quarter of $53.1 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, cash was used to fund restricted cash of $6.2 million for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility and to fund the “excess cash flow” requirement as defined in the senior bank credit facility, which was applied to the outstanding balance in April 2003.

Financing Activities

Our cash flow used in financing activities was $7.9 million for the three months ended March 31, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million. Our cash flow provided by financing activities was $22.3 million for the three months ended March 31, 2003. During January of 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of a then-existing term portion of the credit facility. We also paid $5.3 million in scheduled principal repayments during the first quarter of 2003. Additionally, during the first quarter of 2003 we paid cash dividends of $2.2 million on our series A preferred stock for the fourth quarter of 2002.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2004 (in thousands):

	Payments Due By Year Ended December 31,
	2004
	(remainder)	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$820	$2,934	$2,884	$229,203	$65,422	$700,000	$1,001,263
Houston Processing Center expansion	23,951	1,161	—	—	—	—	25,112
Leavenworth Detention Center expansion	9,064	—	—	—	—	—	9,064
Operating leases	379	91	—	—	—	—	470

Total contractual cash obligations	$34,214	$4,186	$2,884	$229,203	$65,422	$700,000	$1,035,909

Under terms of a contract with the USMS, we have elected to expand our Leavenworth Detention Center in order to meet our commitment to provide housing for 256 inmates, and therefore have determined to treat the expansion as a contractual obligation for purposes of this disclosure. Although we currently have no intention to do so, we could fulfill this obligation by utilizing other available beds. Further, the cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the three months ended March 31, 2004, we paid $3.4 million in interest, including capitalized interest. We had $27.3 million of letters of credit outstanding at March 31, 2004 primarily to support our requirement to repay fees under our workers’

compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2004 or 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN 46 is effective for all entities other than special purpose entities no later than the end of the first period that ends after March 15, 2004. The Company has no investments in special purpose entities. We adopted FIN 46 effective January 1, 2004.

We have determined that our joint venture, Agecroft Prison Management, Ltd., or APM, is a variable interest entity, of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which, as of March 31, 2004, totaled $6.0 million, including accrued interest. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our senior bank credit facility. The interest on our senior bank credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three months ended March 31, 2004, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.7 million.

As of March 31, 2004, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed interest rate of 7.5%, $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%, and $23.5 million of series B preferred stock with a fixed dividend rate of 12.0%. Because the interest and dividend rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

In order to satisfy a requirement of the senior bank credit facility, we purchased an interest rate cap agreement, capping the London Interbank Offered Rate at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At March 31, 2004, the receivables due to us and denominated in British pounds totaled 3.3 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of these receivables and a corresponding unrealized foreign currency transaction loss.

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

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Pursuant to the provisions of the Company’s Non-Employee Directors’ Compensation Plan, on March 31, 2004, the Company issued an aggregate of 363 shares of its common stock to three non-employee directors of the Company. The shares were issued in lieu of the payment of a portion of such directors’ quarterly cash director fees, based on a Fair Market Value (as defined in the plan) of the shares of $35.00 per share. The shares issued under the plan were issued pursuant to Section 4(2) of the Securities Act.

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number	(b) Average Price	of Publicly	that May Yet Be
	of Shares (or	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Units) Purchased	Unit)	Programs	Plans or Programs
01/01/04-01/31/04	—	—	—	—
02/01/04-02/29/04	—	—	—	—
03/01/04-03/31/04	300,000 (1)	$25.36	—	—

Total	300,000	$25.36	—	—

(1) On March 19, 2004, the Company redeemed the remaining 300,000 shares of its 8.0% Series A Cumulative Preferred Stock for an amount equal to $25.00 per share, plus $0.36 per share in accrued but unpaid dividends thereon to the redemption date.

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

Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the audit of the Company’s financial statements and internal controls for the year ended December 31, 2004; (2) the review of the Company’s financial statements for the first quarter of 2004; (3) assistance with filing certain registration statements with the SEC; and (4) certain loan covenant requirements. During the first quarter, the Company’s Audit Committee also pre-approved non-audit services to be provided by Ernst & Young comprised of tax compliance and consulting services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following report on Form 8-K was furnished to the SEC during the period January 1, 2004 through March 31, 2004:

(1)	Filed February 11, 2004 (earliest event February 11, 2004) reporting in Item 12., the issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2003.

The following report on Form 8-K was furnished to the SEC subsequent to March 31, 2004:

(1)	Filed May 5, 2004 (earliest event May 5, 2004) reporting in Item 12., the issuance of a press release announcing our financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: May 7, 2004

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer