Form 10-Q
period 2004-06-30
CORRECTIONS CORP OF AMERICA
filed 2004-08-06
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 001-16109

CORRECTIONS CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	62-1763875 (I.R.S. Employer Identification Number)

10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE (Address of principal executive offices)	37215 (Zip Code)

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

Indicate the number of shares outstanding of each class of common stock as of August 3, 2004:
35,193,320 shares of Common Stock, $0.01 par value per share.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$50,137	$84,231
Restricted cash	12,876	12,823
Accounts receivable, net of allowance of $1,646 and $1,999, respectively	158,489	136,465
Deferred tax assets	46,092	50,473
Prepaid expenses and other current assets	14,532	8,028
Current assets of discontinued operations	—	1,158

Total current assets	282,126	293,178
Property and equipment, net	1,630,612	1,586,979
Investment in direct financing lease	17,426	17,751
Goodwill	15,563	15,563
Deferred tax assets	—	6,739
Other assets	32,492	38,818

Total assets	$1,978,219	$1,959,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$168,685	$156,806
Income tax payable	489	913
Current portion of long-term debt	2,529	1,146
Current liabilities of discontinued operations	—	761

Total current liabilities	171,703	159,626
Long-term debt, net of current portion	1,000,676	1,002,282
Deferred tax liabilities	6,002	—
Other liabilities	21,799	21,655

Total liabilities	1,200,180	1,183,563

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 300 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $25.00 per share	—	7,500
Series B – 962 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $24.46 per share	—	23,528
Common stock – $0.01 par value; 80,000 shares authorized; 35,185 and 35,020 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	352	350
Additional paid-in capital	1,446,455	1,441,742
Deferred compensation	(2,324)	(1,479)
Retained deficit	(666,444)	(695,590)
Accumulated other comprehensive loss	—	(586)

Total stockholders’ equity	778,039	775,465

Total liabilities and stockholders’ equity	$1,978,219	$1,959,028

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Management and other	$288,424	$253,213	$566,254	$502,594
Rental	955	929	1,903	1,852

	289,379	254,142	568,157	504,446

EXPENSES:
Operating	220,368	190,294	432,852	375,801
General and administrative	12,053	10,010	23,022	19,547
Depreciation and amortization	13,185	13,036	26,055	25,949

	245,606	213,340	481,929	421,297

OPERATING INCOME	43,773	40,802	86,228	83,149

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	150	(46)	300	44
Interest expense, net	17,337	19,659	34,978	37,381
Expenses associated with debt refinancing and recapitalization transactions	76	4,135	101	4,135
Change in fair value of derivative instruments	—	(2,900)	—	(2,900)
(Gain) loss on disposal of assets	(1)	1	41	(15)
Unrealized foreign currency transaction (gain) loss	60	(277)	(86)	(150)

	17,622	20,572	35,334	38,495

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,151	20,230	50,894	44,654
Income tax benefit (expense)	(10,818)	—	(20,715)	170

INCOME FROM CONTINUING OPERATIONS	15,333	20,230	30,179	44,824
Income (loss) from discontinued operations, net of taxes	91	—	429	(1,692)

NET INCOME	15,424	20,230	30,608	43,132
Distributions to preferred stockholders	(648)	(8,090)	(1,462)	(13,570)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,776	$12,140	$29,146	$29,562

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.42	$0.38	$0.82	$1.05
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.06)

Net income available to common stockholders	$0.42	$0.38	$0.83	$0.99

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.38	$0.34	$0.73	$0.94
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.38	$0.34	$0.74	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,608	$43,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,055	27,023
Amortization of debt issuance costs and other non-cash interest	3,674	3,618
Expenses associated with debt refinancing and recapitalization transactions	101	4,135
Deferred income taxes	17,122	—
Equity in loss of joint venture	300	44
Gain on disposal of assets	(117)	(10)
Change in fair value of derivative instruments	—	(2,900)
Unrealized foreign currency transaction gain	(86)	(150)
Other non-cash items	2,845	1,343
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(27,789)	5,473
Income tax receivable	—	32,439
Accounts payable, accrued expenses and other liabilities	6,966	(13,627)
Income tax payable	(424)	(138)

Net cash provided by operating activities	59,255	100,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisitions, expansions and development	(41,918)	(47,912)
Expenditures for other capital improvements	(24,508)	(12,920)
Increase in restricted cash	(26)	(5,823)
Proceeds from sale of assets	259	21
(Increase) decrease in other assets	4,789	(336)
Payments received on direct financing lease and notes receivable receivable	288	701

Net cash used in investing activities	(61,116)	(66,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	280,000
Scheduled principal payments	(78)	(6,617)
Other principal payments	—	(140,185)
Payment of debt issuance and other refinancing and related costs	(993)	(10,824)
Proceeds from issuance of common stock	—	124,800
Stock issuance costs	—	(7,787)
Proceeds from exercise of stock options and warrants	1,478	829
Purchase and retirement of common stock	—	(65,622)
Purchase and redemption of preferred stock	(31,028)	(191,984)
Payment of dividends	(1,612)	(11,665)

Net cash used in financing activities	(32,233)	(29,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,094)	5,058
CASH AND CASH EQUIVALENTS, beginning of period	84,231	65,406

CASH AND CASH EQUIVALENTS, end of period	$50,137	$70,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized of $2,700 in 2004	$33,335	$45,703

Income taxes	$2,648	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	30,608	—	30,608
Change in fair value of interest rate cap	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	30,608	586	31,194

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	(1,462)
Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	(31,028)
Stock issuance	—	—	—	16	—	—	—	16
Income tax benefit of equity compensation	—	—	—	1,678	—	—	—	1,678
Amortization of deferred compensation, net of forfeitures	—	—	—	(32)	730	—	—	698
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—
Stock options exercised	—	—	1	1,477	—	—	—	1,478

Balance as of June 30, 2004	$—	$—	$352	$1,446,455	$(2,324)	$(666,444)	$—	$778,039

The accompanying notes are an integral part of these consolidated financial statements

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

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1.	ORGANIZATION AND OPERATIONS

As of June 30, 2004, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the fourth quarter of 2004. As of June 30, 2004, the Company operated 65 facilities, including 38 facilities that it owned, with a total design capacity of approximately 66,000 beds in 20 states and the District of Columbia.

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

The accompanying interim consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2003 (the “2003 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

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

The Company has determined that its joint venture, Agecroft Prison Management, Ltd. (“APM”), is a variable interest entity, of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which, as of June 30, 2004, totaled $6.1 million, including accrued interest. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with the Company’s financial statements.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the termination during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described below, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” These charges are included in loss from discontinued operations, net of taxes, in the accompanying consolidated statement of operations for the six months ended June 30, 2003.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(830)	$873	$(820)
Customer list	765	(164)	765	(110)
Contract values	(35,688)	16,015	(35,688)	15,336

Total	$(34,050)	$15,021	$(34,050)	$14,406

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2004 and 2003 was $0.9 million and $1.0 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2004 and 2003 was $1.8 million and $1.9 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$1,692
2005	4,223
2006	4,552
2007	4,552
2008	4,552
2009	3,095

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects on an entity’s income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

At June 30, 2004, the Company had equity incentive plans, which are described more fully in the 2003 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
As Reported:
Income from continuing operations after preferred stock distributions	$14,685	$12,140	$28,717	$31,254
Income (loss) from discontinued operations, net of taxes	91	—	429	(1,692)

Net income available to common stockholders	$14,776	$12,140	$29,146	$29,562

Pro Forma:
Income from continuing operations after preferred stock distributions	$13,222	$10,168	$26,176	$27,816
Income (loss) from discontinued operations, net of taxes	91	—	429	(1,692)

Net income available to common stockholders	$13,313	$10,168	$26,605	$26,124

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.42	$0.38	$0.82	$1.05
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.06)

Net income available to common stockholders	$0.42	$0.38	$0.83	$0.99

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.38	$0.34	$0.73	$0.94
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.38	$0.34	$0.74	$0.89

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.38	$0.32	$0.75	$0.94
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.06)

Net income available to common stockholders	$0.38	$0.32	$0.76	$0.88

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.34	$0.29	$0.67	$0.84
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.34	$0.29	$0.68	$0.79

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

On March 4, 2004, the Company announced that it entered into an agreement with the State of Arizona to manage up to 1,200 Arizona inmates at the Company’s Diamondback Correctional Facility located in Watonga, Oklahoma. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, and was renewed for one year on July 1, 2004. The contract allows for two more one-year extension options.

On March 23, 2004, the Company announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned Delta Correctional Facility located in Greenwood, Mississippi. The Company formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with one two-year extension option. The Company began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, the Company entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of June 30, 2004, the facility housed 950 and 93 inmates from the State of Mississippi and Leflore County, respectively.

On April 7, 2004, the Company announced that it resumed operations at its Northeast Ohio Correctional Center located in Youngstown, Ohio. The Company expects to manage federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. The Company began receiving inmates at the facility on April 6, 2004. As of June 30, 2004, the Company housed 113 federal prisoners at this facility.

On May 10, 2004, the Company announced the completion of a contractual agreement to house inmates from the State of Hawaii at its owned and operated Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi. The new agreement expires on June 30, 2006. The current contracts to house Hawaiian inmates in the Company’s owned and operated Diamondback Correctional Facility and the Florence Correctional Facility, located in Florence, Arizona, have also been extended for an additional two years. Effective August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of June 30, 2004, the Company housed 1,516 Hawaiian inmates at these three facilities.

On June 1, 2004, the Company announced the completion of a contractual agreement to house up to 128 maximum security inmates from the State of Colorado at the Tallahatchie County Correctional Facility. The terms of the contract include a one-year agreement effective through June 30, 2005, with four one-year renewal options. As of June 30, 2004, the Company housed 121 State of Colorado inmates at the Tallahatchie County Correctional Facility.

On July 1, 2004, the Company announced the completion of a contractual agreement with the State of Washington Department of Corrections. The Company will manage male, medium-

security inmates at its owned and operated Crowley County Correctional Facility located in Olney Springs, Colorado and at its owned and operated Prairie Correctional Facility located in Appleton, Minnesota. The Company expects to receive an initial population of approximately 300 Washington inmates. The terms of the contract include an initial one-year period through June 30, 2005, with an unspecified number of renewal options.

Due to poor operating performance at the Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, on February 20, 2004, the Company provided notice to the Nevada Department of Corrections that the Company does not intend to renew its contract to manage the facility upon the expiration of the contract in October 2004.

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

During the fourth quarter of 2002, the Company was notified by the State of Florida of its intention to not renew the Company’s contract to manage the Okeechobee Juvenile Offender Correctional Center upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, operation of the facility was transferred to the State of Florida.

On March 18, 2003, the Company was notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew the Company’s contract to manage the Lawrenceville Correctional Center upon the expiration of the contract, which occurred on March 22, 2003. Results for the second quarter of 2004 include residual activity from the operation of this facility, including primarily proceeds received from the sale of fully depreciated equipment.

During the first quarter of 2004, the Company received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs the Company previously made to a facility the Company formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are also presented as discontinued operations.

The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2004 and 2003 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Managed-only	$—	$—	$564	$5,366

EXPENSES:
Managed-only	8	—	8	5,979
Depreciation and amortization	—	—	—	1,074

	8	—	8	7,053

OPERATING INCOME (LOSS)	(8)	—	556	(1,687)
OTHER INCOME (EXPENSE):
Gain (loss) on disposal of assets	160	—	160	(5)

INCOME (LOSS) BEFORE INCOME TAXES	152	—	716	(1,692)
Income tax expense	(61)	—	(287)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$91	$—	$429	$(1,692)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

December 31, 2003
ASSETS
Accounts receivable	$1,158

Total current assets	$1,158

LIABILITIES
Accounts payable and accrued expenses	$761

Total current liabilities	$761

8.	DEBT

Debt outstanding as of June 30, 2004 and December 31, 2003 consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Senior Bank Credit Facility, with quarterly principal payments of varying amounts with unpaid balance due in March 2008; interest payable periodically at variable interest rates. The interest rate was 3.50% at June 30, 2004.	$270,813	$270,813
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5% These notes were issued with a $2.3 million premium, of which $2.0 million and $2.1 million was unamortized at June 30, 2004 and December 31, 2003, respectively.	201,984	202,129
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%.	30,000	30,000
Other	408	486

	1,003,205	1,003,428
Less: Current portion of long-term debt	(2,529)	(1,146)

	$1,000,676	$1,002,282

Senior Bank Credit Facility. The Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) is comprised of a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”) and a $125.0 million revolving loan (the “Revolving Loan”), which includes a $75.0 million subfacility for letters of credit, that expires on March 31, 2006. On June 4, 2004, the Company executed an amendment to the Senior Bank Credit Facility that allowed the Company to reduce the applicable interest rate spread on the term loan portion of the facility by 50 basis points (0.50%), and to increase the Company’s capital expenditure capacity. The Term Loan C Facility, now referred to as the Term Loan D Facility, bears interest at a base rate plus 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus 2.25%, at the Company’s option, and had an outstanding balance of $270.8 million at June 30, 2004. The Revolving Loan bears interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option, and had no amounts outstanding at June 30, 2004. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

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

$30 Million Convertible Subordinated Notes. As of June 30, 2004, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). The conversion price for the notes had been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003, the $30.0 Million Convertible Subordinated Notes will be convertible into 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each grant was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007. During the three months ended June 30, 2004 and 2003, respectively, the Company expensed $252,000 and $127,000, while during the six months ended June 30, 2004 and 2003, respectively, the Company expensed $425,000 and $168,000, net of forfeitures, relating to the restricted common stock. As of June 30, 2004, 143,600 of these shares of restricted stock remained outstanding and subject to vesting.

During the first quarter of 2004, the Company completed the redemption of the remaining 300,000 shares of its 8.0% series A preferred stock at the stated rate of $25.00 per share plus accrued dividends through the redemption date.

During the second quarter of 2004, the Company completed the redemption of the remaining 961,916 shares of its 12.0% series B preferred stock at the stated rate of $24.46 per share plus accrued dividends through the redemption date.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$14,685	$12,140	$28,717	$31,254
Income (loss) from discontinued operations, net of taxes	91	—	429	(1,692)

Net income available to common stockholders	$14,776	$12,140	$29,146	$29,562

Diluted:
Income from continuing operations after preferred stock distributions	$14,685	$12,140	$28,717	$31,254
Interest expense applicable to convertible notes, net of taxes	175	391	354	983

Diluted income from continuing operations after preferred stock distributions	14,860	12,531	29,071	32,237
Income (loss) from discontinued operations, net of taxes	91	—	429	(1,692)

Diluted net income available to common stockholders	$14,951	$12,531	$29,500	$30,545

DENOMINATOR
Basic:
Weighted average common shares outstanding	35,016	31,840	34,991	29,788

Diluted:
Weighted average common shares outstanding	35,016	31,840	34,991	29,788
Effect of dilutive securities:
Stock options and warrants	1,391	934	1,290	808
Stockholder litigation	—	153	—	231
Convertible notes	3,362	3,362	3,362	3,362
Restricted stock-based compensation	57	252	50	232

Weighted average shares and assumed conversions	39,826	36,541	39,693	34,421

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.42	$0.38	$0.82	$1.05
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.06)

Net income available to common stockholders	$0.42	$0.38	$0.83	$0.99

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.38	$0.34	$0.73	$0.94
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.38	$0.34	$0.74	$0.89

The Company’s previously outstanding $40.0 Million Convertible Subordinated Notes were convertible into 1.3 million and 2.3 million shares of common stock for the three and six months ended June 30, 2003, respectively, using the if-converted method, for the periods prior to their conversion during the second quarter of 2003. These incremental shares were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2003, as the effect of their inclusion was anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The Company maintains insurance to cover many of these claims which may mitigate the risk that any single claim would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, the Company is subject to substantial self-insurance risk. In the opinion of management, other than those described below, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows for a period in which such decisions or rulings occur, or future periods.

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

On April 21, 2003, a putative class action lawsuit was filed in the Superior Court of California for the County of San Diego against the Company styled Sanchez v. Corrections Corporation of America. The lawsuit was brought by a former employee on his own behalf and on behalf of other former and currently similarly-situated employees. Plaintiff alleged that the Company did not comply with certain wage and hour laws and regulations primarily concerning meal periods and other specified breaks, which laws and regulations are imposed by the State of California pursuant to the California Labor Code and Business and Professions Code. Plaintiff was seeking damages on his behalf and the alleged class for such violations as well as certain penalties allegedly due and owing as a consequence of such alleged violations. Following service of the complaint and during the third quarter of 2003, the Company undertook certain investigations in response to the allegations and an answer to the complaint was filed. The Company has entered into a settlement agreement with the plaintiff, and during the second quarter of 2004, the court approved the settlement agreement and certified the class. The Company has funded the settlement, which did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $59.7 million at June 30, 2004 plus future interest payments) if there is any default. In addition, in the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At June 30, 2004, the outstanding principal balance of the bonds exceeded the purchase price option by $14.2 million. The Company also maintains a restricted cash account of $7.2 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

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

Prior to December 31, 2003, the Company did not recognize an income tax provision because it had not consistently demonstrated an ability to utilize its tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of its net deferred tax assets. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, during the first quarter of 2004 the Company began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which the Company currently estimates to be approximately 40% using current tax rates.

13.	SEGMENT REPORTING

As of June 30, 2004, the Company owned and managed 38 correctional and detention facilities, and managed 27 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2003 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Owned and managed	$197,416	$179,276	$387,848	$355,612
Managed-only	86,535	69,317	168,839	137,903

Total management revenue	283,951	248,593	556,687	493,515

Operating expenses:
Owned and managed	140,047	128,717	276,998	253,515
Managed-only	73,440	56,680	142,190	112,761

Total operating expenses	213,487	185,397	419,188	366,276

Facility contribution:
Owned and managed	57,369	50,559	110,850	102,097
Managed-only	13,095	12,637	26,649	25,142

Total facility contribution	70,464	63,196	137,499	127,239

Other revenue (expense):
Rental and other revenue	5,428	5,549	11,470	10,931
Other operating expense	(6,881)	(4,897)	(13,664)	(9,525)
General and administrative	(12,053)	(10,010)	(23,022)	(19,547)
Depreciation and amortization	(13,185)	(13,036)	(26,055)	(25,949)

Operating income	$43,773	$40,802	$86,228	$83,149

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Capital expenditures:
Owned and managed	$28,355	$1,711	$44,746	$51,406
Managed-only	1,730	478	3,868	910
Corporate and other	10,511	5,555	22,675	8,514
Discontinued operations	—	—	—	2

Total capital expenditures	$40,596	$7,744	$71,289	$60,832

The assets for the reportable segments are as follows (in thousands):

	June 30, 2004	December 31, 2003
Assets:
Owned and managed	$1,644,922	$1,606,675
Managed-only	88,866	74,154
Corporate and other	244,431	277,041
Discontinued operations	—	1,158

Total assets	$1,978,219	$1,959,028

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six months ended June 30, 2003, the Company issued $7.1 million of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date. Also, during the six months ended June 30, 2003, the Company issued 0.3 million shares of common stock in satisfaction of the state portion of stockholder litigation. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by $3.1 million. In addition, the extinguishment of a $2.9 million subordinated promissory note resulted in a non-cash reduction to accounts payable and accrued expenses, with a corresponding increase to the change in fair value of derivative instruments. During the six months ended June 30, 2003, the Company issued approximately 3.4 million shares of common stock in connection with the conversion of $40.0 million of convertible subordinated notes by the holders of such notes.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, and the timing of the opening of new facilities;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of inmate disturbances;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

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

OVERVIEW

The Company

As of June 30, 2004, we owned 41 correctional, detention and juvenile facilities, three of which we leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the fourth quarter of 2004. As of June 30, 2004, we operated 65 facilities, including 38 facilities that we owned, with a total design capacity of approximately 66,000 beds in 20 states and the District of Columbia.

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

Asset impairments. As of June 30, 2004, we had $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of June 30, 2004, we had $15.6 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

Prior to December 31, 2003, we did not recognize an income tax provision because we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our deferred tax assets. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, during the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which we currently estimate to be approximately 40% using current tax rates.

Self-funded insurance reserves. As of June 30, 2004, we had $33.6 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, worker’s compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2004, we had $21.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2002	37	23	3	1	64
Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2003	38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	—	1	—	—	1

Facilities as of June 30, 2004	38	27	3	1	69

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

We generated net income available to common stockholders of $14.8 million, or $0.38 per diluted share, for the three months ended June 30, 2004, compared with net income available to common stockholders of $12.1 million, or $0.34 per diluted share, for the three months ended June 30, 2003. During the six months ended June 30, 2004, we generated net income available to common stockholders of $29.1 million, or $0.74 per diluted share, compared with net income available to common stockholders of $29.6 million, or $0.89 per diluted share, for the same period in the previous year.

Net income available to common stockholders was negatively impacted during the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to the recognition of an income tax provision in accordance with SFAS 109 during the three months and six months ended June 30, 2004, amounting to $10.8 million, or $0.27 per diluted share, and $20.7 million, or $0.52 per diluted share, respectively. During the same periods in the prior year, we provided a valuation allowance to substantially reserve our deferred tax assets. As a result, no provision for federal income taxes was recognized during the first and second quarters of 2003.

Net income available to common stockholders during the three months and six months ended June 30, 2004 was favorably impacted by the refinancing and recapitalization transactions completed during the second and third quarters of 2003. These transactions included the issuance of 6.4 million shares of common stock at a price of $19.50 per share, along with the issuances of an aggregate $450.0 million principal amount of 7.5% senior notes. The proceeds from these issuances were used to (i) purchase 3.4 million shares of common stock issued upon the conversion of our $40.0 million convertible subordinated notes with a stated rate of 10.0% plus contingent interest accrued at 5.5% (and to pay accrued interest on the notes through the date of purchase) at a price of $19.50 per share, (ii) purchase 3.7 million shares of our 12% series B preferred stock that were tendered in a tender offer at a price of $26.00 per share, including all accrued and unpaid dividends on such shares, (iii) redeem 4.0 million shares of our 8% series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date, and (iv) pay-down a portion of our senior bank credit facility. In connection with the debt issuance during the third quarter of 2003, we also obtained an amendment to our senior bank credit facility that, among other changes, lowered the interest rate applicable to the outstanding balance on the facility. These refinancing and recapitalization transactions effectively reduced the average interest rates on a significant portion of our outstanding indebtedness, and substantially reduced the after-tax dividend obligations associated with our outstanding preferred stock. Partially offsetting the favorable impacts of the refinancing and recapitalization transactions, the Company recorded a non-cash gain of $2.9 million during the three and six months ended June 30, 2003 associated with the extinguishment of a promissory note issued in connection with the stockholder litigation. In addition, financial results for the three and six months ended June 30, 2003 included a charge of $4.1 million for the refinancing and recapitalization transactions completed in the second quarter of 2003.

During the six months ended June 30, 2004, the Company completed the redemption of the remaining shares of both series A and series B preferred stock at the stated rates of $25.00 per share and $24.46 per share, respectively, plus accrued dividends to the redemption date, and obtained an additional amendment to the senior bank credit facility further lowering the interest rate spread applicable to the term loan portion of the facility.

Contributing to the net income for the three-month period in 2004, as compared to the same period in the previous year, was an increase in operating income of $3.0 million, from $40.8 million during the second quarter of 2003 to $43.8 million during the second quarter of 2004, due to an increase in occupancy levels as well as improved margins on our owned-and-managed facilities, partially offset by an increase in general and administrative expenses. Operating income increased $3.1 million, from $83.1 million to $86.2 million, during the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2004 and 2003:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue per compensated man-day	$49.14	$51.08	$48.98	$50.93
Operating expenses per compensated man-day:
Fixed expense	27.67	28.40	27.67	28.15
Variable expense	9.27	9.69	9.21	9.65

Total	36.94	38.09	36.88	37.80

Operating margin per compensated man-day	$12.20	$12.99	$12.10	$13.13

Operating margin	24.8%	25.4%	24.7%	25.8%

Average compensated occupancy	95.8%	91.1%	95.7%	91.3%

Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, remains strong, while many of our state customers continue to experience budget difficulties. Our federal customers generated approximately 38% of our total management revenue for both the three and six months ended June 30, 2004 as compared to 38% and 37%, respectively, for the three and six months ended June 30, 2003. While the budget difficulties experienced by our state customers present short-term challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. We believe the lack of new bed supply combined with state budget difficulties has contributed to the increase in our occupancy and has led several states, some of which have never utilized the private sector, to outsource their correctional needs to us. We currently expect these trends to continue.

Additionally, as expected, we experienced slight reductions in our revenue per compensated man-day and in our operating margins during the three and six months ended June 30, 2004 compared with the same periods in 2003 as a result of recent contract awards for facilities we manage but do not own, which, as further described hereafter, provide per-diem rates and operating margins at lower levels than our owned and managed business. We entered into these contracts knowing our per-diem rates and operating margins would decrease slightly; however, the opportunity to both expand our level of service with existing customers and provide services to new customers with very little capital requirements outweighed the effects of the operating margin reductions. Our operating margins were also negatively impacted by the expenses incurred in connection with the start-up activities and staffing expenses at three facilities that were in the process of ramping up their occupancy during the second quarter of 2004. The combined operating losses for the three months ended June 30, 2004 were $3.9 million at our Northeast Ohio Correctional Center, Tallahatchie County Correctional Facility and Delta Correctional Facility. Operating losses totaled $1.4 million at the Northeast Ohio and Tallahatchie facilities in the prior year three-month period as the Northeast

Ohio facility was substantially idle, while Tallahatchie had been ramping up operations in anticipation of receiving inmates from the State of Alabama, as further discussed hereafter.

Operating expenses totaled $220.4 million and $190.3 million for the three months ended June 30, 2004 and 2003, respectively, while operating expenses for the six months ended June 30, 2004 and 2003 totaled $432.9 million and $375.8 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three and six months ended June 30, 2004, salaries and benefits expense increased $18.8 million and $36.4 million, respectively, as compared to the same periods in the prior year. The increase in salaries and benefits expense was primarily due to the commencement of operations during January 2004 at six correctional facilities located in Texas pursuant to management contracts awarded by the Texas Department of Criminal Justice (“TDCJ”), as well as marginal increases in staffing levels at numerous facilities across the portfolio to meet rising inmate population needs. However, due to the increase in occupancy, actual salaries and benefits per compensated man-day declined $0.61 and $0.37 per compensated man-day during the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population.

Variable operating expenses per compensated man-day decreased $0.42 and $0.44 per compensated man-day during the three months and six months ended June 30, 2004, respectively, compared to the same periods in the prior year. While we were successful in containing or reducing most types of variable expenses, the largest reduction in variable expenses per compensated man-day occurred in inmate medical. Under the terms of the new Texas management contracts, the TDCJ retained responsibility for all inmate medical requirements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Owned and Managed Facilities:
Revenue per compensated man-day	$57.12	$55.60	$56.35	$55.36
Operating expenses per compensated man-day:
Fixed expense	30.53	29.96	30.44	29.62
Variable expense	9.99	9.96	9.81	9.85

Total	40.52	39.92	40.25	39.47

Operating margin per compensated man-day	$16.60	$15.68	$16.10	$15.89

Operating margin	29.1%	28.2%	28.6%	28.7%

Average compensated occupancy	92.5%	86.3%	92.1%	86.7%

Managed Only Facilities:
Revenue per compensated man-day	$37.26	$42.20	$37.67	$42.22
Operating expenses per compensated man-day:
Fixed expense	23.42	25.34	23.41	25.27
Variable expense	8.21	9.17	8.31	9.25

Total	31.63	34.51	31.72	34.52

Operating margin per compensated man-day	$5.63	$7.69	$5.95	$7.70

Operating margin	15.1%	18.2%	15.8%	18.2%

Average compensated occupancy	101.2%	102.1%	101.8%	102.0%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002. During the three and six months June 30, 2003 this facility had an average physical occupancy of 64% and 47%, respectively, despite generating revenues at the guaranteed 95% rate. During the three and six months ended June 30, 2004, average physical occupancy was 111% which resulted in an increase in operating expenses despite only a modest increase in revenues for occupancy in excess of the guaranteed 95% rate, resulting in a decrease in operating margins during each of the first two quarters of 2004 compared with the same periods in 2003.

Due to a combination of rate increases and/or an increase in population at four of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,200-bed Crowley County Correctional Facility, and 866-bed D.C. Correctional Treatment Facility, primarily from the USMS, the ICE, the State of Colorado, and the District of Columbia, total management and other revenue increased during the three and six month period ended June 30, 2004 from the comparable period in 2003, by $8.9 and $17.2 million at these facilities. During July 2004, an inmate disturbance at the Crowley County Correctional Facility resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the State of Colorado. Repair of the facility, which is expected to take four to six weeks, and revenues lost as a result of the transfer of inmates to the

State of Colorado, are expected to be mitigated by insurance. It is possible, however, that certain incremental costs resulting from the incident, and/or a portion of lost revenues, will not be recovered. Further, the timing of insurance recoveries may impact short-term results.

During the third quarter of 2003, we transferred all of the Wisconsin inmates housed at our 1,440- bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. Accordingly, total management revenue decreased by $4.9 and $11.1 million at this facility during the three and six months ended June 30, 2004 compared with the same periods in 2003. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility but can provide no assurance that we will be successful in doing so.

During the first six months of 2004, as expected, the State of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility by opening various facilities owned by the State. As further discussed below, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the State of Wisconsin, have been filled with inmates from the State of Arizona. As of June 30, 2004, the State of Wisconsin housed 493 inmates at the Prairie Correctional Facility. We currently expect a further reduction in the population of Wisconsin inmates, which could have an adverse impact on future financial results. However, the timing and quantity of inmates to be removed remain uncertain.

On March 4, 2004, we announced that we entered into an agreement with the State of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, and was renewed for one year on July 1, 2004. The contract allows for two more one-year extension options. The average number of inmates from the State of Arizona housed at this facility was 91 during the first quarter of 2004 and 1,095 during the second quarter of 2004.

On May 20, 2004, we announced the completion of new agreements with the states of Minnesota and North Dakota to house portions of those states’ inmates at the Prairie Correctional Facility. Under the Minnesota agreement, we will manage an unspecified number of medium-security, male inmates at the Prairie facility. The population may fluctuate based on the State’s needs and the space available at the Prairie facility. The terms of the contract include an initial one-year period through June 30, 2005, with two one-year renewal options. The North Dakota agreement, which became effective in March 2004, has an initial term through February 2005 with an indefinite number of annual renewal options. This contract, similar to the Minnesota agreement, does not indicate a specific inmate population to be managed by us and is also expected to vary based on the State’s needs and space availability. While inmates received pursuant to these contracts will partially offset the reduction in inmate populations from Wisconsin, in the near term we do not expect these inmate populations to reach the levels previously housed at this facility from Wisconsin. At June 30, 2004, we housed 100 Minnesota and 47 North Dakota inmates.

On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. We expect to manage federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. As of June 30, 2004, we housed 113 federal prisoners at this facility. During the three months and six months ended June 30, 2004, we incurred an operating loss of $1.5 and $3.5 million, respectively, at this facility due in part to start-up activities and for staffing expenses in preparation for the arrival of additional inmates at this facility. We expect this facility to become profitable in the second half of 2004 or early 2005. We also continue to pursue additional opportunities to utilize the remaining available capacity at this facility. We believe that resuming operations at this facility, which contains 1,900 available beds, puts us in a competitive position to win contract awards for the utilization of the facility. However, we can provide no assurance that we will be successful in utilizing the remaining available capacity.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the State of Alabama immediate relief of its overcrowded prison system. The facility began receiving inmates in July 2003. Prior to receiving inmates from the State of Alabama, this facility was substantially idle. During January 2004, we received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. Although the Alabama Department of Corrections withdrew all of their inmates from this facility by mid-March 2004, staffing levels were not reduced significantly at the facility due to ongoing negotiations with several potential customers to utilize the beds that became available at this facility. The facility incurred an operating loss during the three and six months ended June 30, 2004 of $1.6 million and $1.2 million, respectively, compared with an operating loss of $0.8 million and $1.3 million, respectively, during the same periods in 2003.

On May 10, 2004, we announced the completion of a contractual agreement to house inmates from the State of Hawaii at the Tallahatchie County Correctional Facility. The new agreement expires on June 30, 2006. In addition, during July 2004 we extended our current contracts to house Hawaiian inmates in our owned and operated Diamondback Correctional Facility, and our Florence Correctional Facility, located in Florence, Arizona for two additional years. Effective August 15, 2004, the combined contracts will guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of June 30, 2004, we housed 1,516 Hawaiian inmates at these three facilities.

In addition, on June 1, 2004, we announced the completion of a contractual agreement to house up to 128 maximum security inmates from the State of Colorado at the Tallahatchie County Correctional Facility. The terms of the contract include a one-year agreement effective through June 30, 2005, with four one-year renewal options. As of June 30, 2004, we housed 811 inmates from the States of Hawaii and Colorado at the Tallahatchie County Correctional Facility. We continue to pursue additional opportunities to utilize the remaining available capacity at the Tallahatchie County Correctional Facility, but can provide no assurance that we will be successful.

On July 1, 2004, we announced the completion of a contractual agreement with the State of Washington Department of Corrections. We will manage male, medium-security inmates at our owned and operated Crowley County Correctional Facility located in Olney Springs, Colorado and at our owned and operated Prairie Correctional Facility. We expect to receive an initial population of approximately 300 Washington inmates. The terms of the contract include an initial one-year period through June 30, 2005, with an unspecified number of renewal options.

Managed-Only Facilities

In November 2003, we announced that the TDCJ awarded us new contracts to manage six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, we also retained our contract to manage the Bartlett State Jail, but were not awarded the contract to continue managing the Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004. Total management revenue increased $11.7 million and $21.5 million during the three and six months ended June 30, 2004, compared with the previous quarters of 2003, due to the operation of these facilities, net of a reduction in revenue for the management contract not renewed.

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

Due to poor operating performance at the state-owned 500-bed Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, on February 20, 2004, we provided notice to the Nevada Department of Corrections that we do not intend to renew our contract to manage the facility upon the expiration of the contract in October 2004. The operating loss incurred at this facility was $0.3 million and $0.4 million during the three and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.3 million during the three and six months ended June 30, 2003, respectively. This facility had an operating loss of $1.3 million during the year ended December 31, 2003.

On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with one two-year extension option. We began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of June 30, 2004, we housed 950 and 93 inmates from the State of Mississippi and Leflore County, respectively.

General and administrative expense

For the three months ended June 30, 2004 and 2003, general and administrative expenses totaled $12.1 million and $10.0 million, respectively, while general and administrative expenses totaled $23.0 million and $19.5 million, respectively, during the six months ended June 30, 2004 and 2003. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first half of 2003 primarily due to an increase in salaries and benefits, including incentive compensation, combined with an increase in professional services, during 2004 compared with 2003.

We have expanded our infrastructure over the past several quarters to implement and support numerous technology initiatives, to maintain closer relationships with existing and potentially new customers in order to identify their needs, to focus on reducing facility operating expenses, and to comply with increasing corporate governance requirements, a significant portion of which is being incurred to comply with section 404 of the Sarbanes-Oxley Act of 2002. While this is expected to result in an annual increase in general and administrative expense in 2004, we believe our expanded infrastructure and investments in technology will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.

Interest expense, net

Interest expense, net, is reported net of interest income and capitalized interest for the three and six months ended June 30, 2004 and 2003. Gross interest expense was $18.3 million and $20.3 million, respectively, for the three months ended June 30, 2004 and 2003, and gross interest expense was $36.9 million and $39.1 million, respectively, for the six months ended June 30, 2004 and 2003. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under our senior bank credit facility, our 9.875% senior notes, our 7.5% senior notes, and amortization of loan costs and unused facility fees. Although gross interest expense did not change significantly from the first half of 2003, our capital structure has changed significantly due to the aforementioned refinancing and recapitalization transactions completed during the second and third quarters of 2003, which also resulted in a reduction to our preferred stock distributions from the prior year.

Gross interest income was $1.0 million and $0.7 million, respectively, for three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, gross interest income was $1.9 million and $1.7 million, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Capitalized interest was $1.5 million and $2.7 million during the three and six months ended June 30, 2004, respectively, and was associated with six construction and expansion projects and the installation of a new inmate management system. There was no capitalized interest in the comparable 2003 periods.

Expenses associated with debt refinancing and recapitalization transactions

Expenses associated with debt refinancing and recapitalization transactions were $76,000 and $101,000 during the three and six months ended June 30, 2004, respectively. The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter, as well as third party fees associated with the amendment to our senior bank credit facility obtained during the second quarter.

For both the three and six months ended June 30, 2003, costs of refinancing and recapitalization were $4.1 million. The charges in 2003 included $2.5 million of expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of our senior bank credit facility made with proceeds from our common stock and note offerings, and $0.1 million associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

In addition to these costs, in June 2003, pursuant to an offer to purchase the balance of the remaining 12% senior notes, holders of approximately $7.6 million principal amount of the notes tendered their notes at a price of 120% of par, resulting in a charge of approximately $1.5 million during the second quarter of 2003.

Change in fair value of derivative instruments

On May 16, 2003, approximately 0.3 million shares of common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of our stockholder litigation settlement. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of our common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Since we had previously reflected the maximum obligation of the contingency associated with the state portion of the stockholder litigation on the balance sheet, the extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during the second quarter of 2003.

Income tax (expense) benefit

We incurred income tax expense of $10.8 million and $20.7 million for the three and six months ended June 30, 2004, respectively, while we generated an income tax benefit of approximately $0.2 million for the six months ended June 30, 2003. As further discussed under “Critical Accounting Policies – Income Taxes,” prior to December 31, 2003, we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our net deferred tax assets. Thus, no income tax provision was recorded during these periods. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed. Accordingly, in the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which we currently estimate to be approximately 40% using current tax rates.

Discontinued Operations

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, operation of the facility was transferred to the State of Florida. During the six months ended June 30, 2003, the facility generated total revenue of $0.8 million, and incurred total operating expenses of $0.7 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville

Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract, which occurred on March 22, 2003. During the six months ended June 30, 2003, the facility generated total revenue of $4.6 million, and incurred total operating expenses of $5.3 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. Results for the second quarter of 2004 include residual activity from the operation of this facility, including primarily proceeds received from the sale of fully depreciated equipment. These results are reported as discontinued operations.

During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations for the six month period ended June 30, 2004.

Distributions to preferred stockholders

For the three months ended June 30, 2004 and 2003, distributions to preferred stockholders totaled $0.6 million and $8.1 million, respectively, while distributions to preferred stockholders totaled $1.5 million and $13.6 million, respectively, during the six months ended June 30, 2004 and 2003.

Following the completion of the common stock and notes offering in May 2003, we purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The tender premium payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003. The payment of the $1.54 tender premium resulted in approximately $5.8 million of preferred stock dividends in the second quarter of 2003. During the second quarter of 2004, we redeemed the remaining 1.0 million outstanding shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.

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

On September 10, 2003, we announced our intention to expand by 594 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The anticipated cost of the expansion is approximately $22.7 million and is estimated to be completed during the third quarter of 2004. This expansion is being undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility and new demand from the State of Washington. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $24.0 million, with completion estimated to occur during the fourth quarter of 2004. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $29.0 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced our intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The anticipated cost of the expansion is approximately $7.2 million and is estimated to be completed during the fourth quarter of 2004. Upon completion of the expansion, the Florence Correctional Center will have a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from each of these customers. During January 2004, we also announced the signing of a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we will expand this facility by 256 beds from its current design capacity of 483 beds increasing its total beds to 739 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand the facility is approximately $10.7 million, with completion estimated to occur during the fourth quarter of 2004.

During April 2004, we commenced a 56-bed expansion project at our Crossroads Correctional Center. The expansion is being undertaken in order to accommodate additional inmates from the State of Montana. The anticipated cost of the expansion is approximately $0.6 million and is estimated to be completed during the third quarter of 2004.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2005:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of June 30, 2004
Facility	beds	completion date	(thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	Fourth quarter 2004	$4,904
Crowley County Correctional Facility Olney Springs, CO	594	Third quarter 2004	4,510
Crossroads Correctional Center Shelby, Montana	56	Third quarter 2004	136
Leavenworth Detention Center Leavenworth, KS	256	Fourth quarter 2004	5,349
Houston Processing Center Houston, TX	494	First quarter 2005	18,756
Florence Correctional Center Florence, AZ	224	Fourth quarter 2004	4,363

Total	3,148		$38,018

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. Accordingly, we expect to incur approximately $12.2 million in information technology expenditures during the remainder of 2004, bringing the total estimated information technology expenditures to $21.4 million for 2004.

We expect to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During the three months ended June 30, 2004 and 2003, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. During 2004 we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards, except for certain annual limitations imposed under the Internal Revenue Code. As a result, we expect to begin paying federal income taxes during 2004, with an obligation to pay taxes throughout all of 2005.

As of June 30, 2004, our liquidity was provided by cash on hand of $50.1 million and $89.9 million available under our $125.0 million revolving credit facility. During the six months ended June 30, 2004 and 2003, we generated $59.3 million and $100.4 million, respectively, in cash through operating activities, and as of June 30, 2004 we had net working capital of $110.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $279.6 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On June 4, 2004, we executed an amendment to our senior bank credit facility that allowed us to reduce the applicable interest rate spread on the term loan portion of the facility by 50 basis points (0.50%), and to increase our capital expenditure capacity. The Term Loan C Facility, now referred to as the Term Loan D Facility, bears interest at a base rate plus 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus 2.25%, at our option.

As a result of our refinancing and recapitalization transactions completed over the past year, we have significantly reduced our exposure to variable rate debt, lowered our overall interest rates, re-paid all of our outstanding preferred stock (the dividends of which were not tax deductible), and extended our weighted average debt maturities. We have no debt maturities on outstanding indebtedness until 2007. The revolving portion of our senior bank credit facility, which has no amounts outstanding, matures March 31, 2006. Although we believe we will be able to refinance and extend the maturity of the senior bank credit facility upon maturity, we can provide no assurance that we will be able to refinance the facility on commercially reasonable or any other terms.

At June 30, 2004, our total weighted average effective interest rate was 7.50% and our total weighted average debt maturity was 5.4 years. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2004, was $59.3 million, compared with $100.4 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the six months ended June 30, 2004 was due to the receipt of income tax refunds totaling $33.7 million during the six months ended June 30, 2003 as well as the refinancing of our outstanding preferred stock with long-term debt. Distributions on preferred stock are included in financing activities while interest on outstanding indebtedness is included in operating activities on the statement of cash flows. Negative fluctuations in working capital during the first six months of 2004 compared with the first six months of 2003 also contributed to the decrease in cash provided by operating activities.

Investing Activities

Our cash flow used in investing activities was $61.1 million for the six months ended June 30, 2004, and was primarily attributable to capital expenditures during the six month period of $66.4 million,

including capital expenditures of $41.9 million related to the six aforementioned facility expansion and development projects, as well as $9.2 million in information technology expenditures. Our cash flow used in investing activities was $66.3 million for the six months ended June 30, 2003, and was primarily attributable to capital expenditures during the six month period of $60.8 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, during the first six months in the prior year cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility.

Financing Activities

Our cash flow used in financing activities was $32.2 million for the six months ended June 30, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million. Our cash flow used in financing activities was $29.1 million for the six months ended June 30, 2003. During January of 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of a then-existing term portion of the credit facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the then-existing term portion of the credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of our then-outstanding 12% senior notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% senior notes. We also paid $6.6 million in scheduled principal repayments during the first and second quarters of 2003. Additionally, during the first and second quarters of 2003 we paid cash dividends of $11.7 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of a tender offer for our series B preferred stock.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2004 (in thousands):

	Payments Due By Year Ended December 31,
	2004
	(remainder)	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$766	$2,892	$2,843	$228,709	$66,011	$700,000	$1,001,221
Houston Processing Center expansion	16,683	2,073	—	—	—	—	18,756
Leavenworth Detention Center expansion	5,349	—	—	—	—	—	5,349
Operating leases	311	272	—	—	—	—	583

Total contractual cash obligations	$23,109	$5,237	$2,843	$228,709	$66,011	$700,000	$1,025,909

Under terms of a contract with the USMS, we have elected to expand our Leavenworth Detention Center in order to meet our commitment to provide housing for 256 inmates, and therefore have determined to treat the expansion as a contractual obligation for purposes of this disclosure. Although we currently have no intention to do so, we could fulfill this obligation by utilizing other available beds. Further, the cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the six months ended June 30, 2004, we paid $36.0 million in interest, including capitalized interest. We had $35.1 million of letters of credit outstanding at June 30, 2004 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2004 or 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN 46 is effective for all entities other than special purpose entities no later than the end of the first period that ends after March 15, 2004. We have no investments in special purpose entities. We adopted FIN 46 effective January 1, 2004.

We have determined that our joint venture, Agecroft Prison Management, Ltd., or APM, is a variable interest entity, of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which, as of June 30, 2004, totaled $6.1 million, including accrued interest. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 is not expected to be, consolidated with our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our senior bank credit facility, which had an outstanding balance of $270.8 million as of June 30, 2004. The interest on our senior bank credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was

100 basis points higher or lower during the three and six months ended June 30, 2004, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.7 million and $1.4 million, respectively.

As of June 30, 2004, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed interest rate of 7.5%, and $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

In order to satisfy a requirement of the senior bank credit facility, we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. We do not currently intend to enter into any additional interest rate protection agreements in the short-term.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At June 30, 2004, the receivable due to us and denominated in British pounds totaled 3.4 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of this receivable and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of this receivable and a corresponding unrealized foreign currency transaction loss.

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

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	of Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
04/01/04 - 04/30/04	—	—	—	—
05/01/04 - 05/31/04	137,805	$24.87 (1)	—	—
06/01/04 - 06/30/04	824,111	$25.18 (1)	—	—

Total	961,916	$25.13	—	—

(1)	The price paid per share for the redemption of the Company’s series B preferred stock was $24.46 plus accrued dividends through the payment date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2004 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 13, 2004. A total of 33,491,652 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.

At the Annual Meeting, the following twelve nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 32,651,533 votes, or 97.5% of the shares present at the meeting:

	Shares Voted
Name of Nominee	For	Against	Abstain
William F. Andrews	33,454,095	37,557	—
John D. Ferguson	33,453,846	37,806	—
Donna M. Alvarado	33,368,689	122,963	—
Lucius E. Burch, III	32,854,163	637,489	—
John D. Correnti	33,454,536	37,116	—
John R. Horne	33,454,487	37,165	—
C. Michael Jacobi	32,651,533	840,119	—
Thurgood Marshall, Jr.	33,454,221	37,431	—
Charles L. Overby	33,368,840	122,812	—
John R. Prann, Jr.	33,454,659	36,993	—
Joseph V. Russell	33,436,120	55,532	—
Henri L. Wedell	33,368,830	122,822	—

Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Also at the Annual Meeting, on a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2004, 32,896,987 shares, or 98.2% of the shares outstanding on the record date for the Annual Meeting, voted in favor of the motion, 579,926 shares voted against the proposal and 14,739 shares abstained.

ITEM 5. OTHER INFORMATION

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

Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved new or recurring engagements of Ernst & Young for the following audit and audit-related services, as defined by the SEC: (1) the review of the Company’s financial statements for the second quarter of 2004 and (2) assistance with filing certain registration statements with the SEC. During the second quarter, the Company’s Audit Committee also pre-approved non-audit services to be provided by Ernst & Young comprised of tax compliance and consulting services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
10.1	Fourth Amendment to Third Amended and Restated Credit Agreement

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The following report on Form 8-K was furnished to the SEC during the period April 1, 2004 through June 30, 2004:

(1)	Filed May 5, 2004 (earliest event May 5, 2004) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the first quarter ended March 31, 2004.

The following report on Form 8-K was furnished to the SEC subsequent to June 30, 2004 and prior to the date of this report:

(1)	Filed August 5, 2004 (earliest event August 5, 2004) reporting in Item 12., the issuance of a press release announcing the Company’s financial results for the second quarter ended June 30, 2004.

The following report on Form 8-K was filed with the SEC subsequent to June 30, 2004 and prior to the date of this report:

(1)	Filed July 30, 2004 (earliest event July 30, 2004) reporting in Item 11., a temporary suspension of trading the Company’s securities for the Company’s directors and executive officers who are subject to Section 16(b) of the Securities Exchange Act of 1934 during a blackout period for participants in the Corrections Corporation of America 401(k) Savings and Retirement Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: August 5, 2004

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial
Officer, Assistant Secretary and Principal
Accounting Officer