Form 10-Q
period 2004-09-30
CORRECTIONS CORP OF AMERICA
filed 2004-11-05
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each class of common stock as of November 2, 2004:
35,266,206 shares of Common Stock, $0.01 par value per share.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

     ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$68,651	$84,231
Restricted cash	12,912	12,823
Accounts receivable, net of allowance of $1,184 and $1,999, respectively	157,650	136,465
Deferred tax assets	51,662	50,473
Prepaid expenses and other current assets	15,791	8,028
Current assets of discontinued operations	—	1,158

Total current assets	306,666	293,178
Property and equipment, net	1,650,434	1,586,979
Investment in direct financing lease	17,255	17,751
Goodwill	15,563	15,563
Deferred tax assets	—	6,739
Other assets	29,926	38,818

Total assets	$2,019,844	$1,959,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$178,261	$156,806
Income taxes payable	2,572	913
Current portion of long-term debt	3,220	1,146
Current liabilities of discontinued operations	—	761

Total current liabilities	184,053	159,626
Long-term debt, net of current portion	999,868	1,002,282
Deferred tax liabilities	17,668	—
Other liabilities	21,673	21,655

Total liabilities	1,223,262	1,183,563

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized:
Series A – 300 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $25.00 per share	—	7,500
Series B – 962 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $24.46 per share	—	23,528
Common stock – $0.01 par value; 80,000 shares authorized; 35,235 and 35,020 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	352	350
Additional paid-in capital	1,447,685	1,441,742
Deferred compensation	(2,019)	(1,479)
Retained deficit	(649,436)	(695,590)
Accumulated other comprehensive loss	—	(586)

Total stockholders’ equity	796,582	775,465

Total liabilities and stockholders’ equity	$2,019,844	$1,959,028

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Management and other	$291,485	$262,486	$857,739	$765,080
Rental	971	945	2,874	2,797

	292,456	263,431	860,613	767,877

EXPENSES:
Operating	223,076	199,654	655,928	575,455
General and administrative	12,328	9,819	35,350	29,366
Depreciation and amortization	14,008	13,157	40,063	39,106

	249,412	222,630	731,341	643,927

OPERATING INCOME	43,044	40,801	129,272	123,950

OTHER (INCOME) EXPENSE:
Equity in (earnings) loss of joint venture	150	(88)	450	(44)
Interest expense, net	16,831	19,078	51,809	56,459
Expenses associated with debt refinancing and recapitalization transactions	—	2,552	101	6,687
Change in fair value of derivative instruments	—	—	—	(2,900)
(Gain) loss on disposal of assets	59	(6)	100	(21)
Unrealized foreign currency transaction (gain) loss	30	(49)	(56)	(199)

	17,070	21,487	52,404	59,982

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	25,974	19,314	76,868	63,968
Income tax expense	(8,966)	(277)	(29,681)	(107)

INCOME FROM CONTINUING OPERATIONS	17,008	19,037	47,187	63,861
Income (loss) from discontinued operations, net of taxes	—	—	429	(1,692)

NET INCOME	17,008	19,037	47,616	62,169
Distributions to preferred stockholders	—	(836)	(1,462)	(14,406)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,008	$18,201	$46,154	$47,763

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.49	$0.53	$1.31	$1.57
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.49	$0.53	$1.32	$1.52

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.43	$0.47	$1.17	$1.41
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.43	$0.47	$1.18	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,616	$62,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,063	40,180
Amortization of debt issuance costs and other non-cash interest	5,220	5,707
Expenses associated with debt refinancing and recapitalization transactions	101	6,687
Deferred income taxes	23,218	—
Equity in (earnings) loss of joint venture	450	(44)
(Gain) loss on disposal of assets	(60)	(32)
Change in fair value of derivative instruments	—	(2,900)
Unrealized foreign currency transaction gain	(56)	(199)
Other non-cash items	3,891	1,717
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(28,477)	1,019
Income taxes receivable	—	32,440
Accounts payable, accrued expenses and other liabilities	17,360	10,952
Income taxes payable	1,659	—

Net cash provided by operating activities	110,985	157,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisitions, expansions and development	(66,016)	(48,332)
Expenditures for other capital improvements	(35,753)	(22,355)
Increase in restricted cash	(42)	(5,433)
Proceeds from sale of assets	266	43
(Increase) decrease in other assets	6,044	(107)
Payments received on direct financing lease and notes receivable receivable	439	848

Net cash used in investing activities	(95,062)	(75,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	482,250
Scheduled principal payments	(122)	(7,352)
Other principal payments	—	(383,766)
Payment of debt issuance and other refinancing and related costs	(993)	(18,561)
Proceeds from issuance of common stock	—	124,800
Stock issuance costs	—	(7,724)
Proceeds from exercise of stock options and warrants	2,252	986
Purchase and retirement of common stock	—	(65,622)
Purchase and redemption of preferred stock	(31,028)	(191,984)
Payment of dividends	(1,612)	(11,850)

Net cash used in financing activities	(31,503)	(78,823)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,580)	3,537
CASH AND CASH EQUIVALENTS, beginning of period	84,231	65,406

CASH AND CASH EQUIVALENTS, end of period	$68,651	$68,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized of $4,448 in 2004 and $14 in 2003	$34,252	$51,544

Income taxes	$3,341	$1,729

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	47,616	—	47,616
Change in fair value of interest rate cap	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	47,616	586	48,202

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	(1,462)
Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	(31,028)
Stock issuance	—	—	—	33	—	—	—	33
Income tax benefit of equity compensation	—	—	—	2,176	—	—	—	2,176
Amortization of deferred compensation, net of forfeitures	—	—	—	(91)	1,035	—	—	944
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—
Stock options exercised	—	—	1	2,251	—	—	—	2,252

Balance as of September 30, 2004	$—	$—	$352	$1,447,685	$(2,019)	$(649,436)	$—	$796,582

The accompanying notes are an integral part of these consolidated financial statements

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income:
Net income	—	—	—	—	—	62,169	—	62,169
Change in fair value of interest rate cap	—	—	—	—	—	—	144	144

Total comprehensive income	—	—	—	—	—	62,169	144	62,313

Distributions to preferred stockholders	—	7,736	—	—	—	(14,406)	—	(6,670)
Issuance of common stock, net	—	—	64	117,040	—	—	—	117,104
Retirement of series B preferred stock	—	(347)	—	—	—	—	—	(347)
Redemption of preferred stock	(100,000)	(91,637)	—	—	—	—	—	(191,637)
Conversion of subordinated notes	—	—	34	39,512	—	—	—	39,546
Repurchase of common stock	—	—	(34)	(65,588)	—	—	—	(65,622)
Warrants exercised	—	—	1	—	—	—	—	1
State stockholder litigation settlement	—	—	3	3,051	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	—	(55)	—	(72)	1,286	—	—	1,159
Restricted stock grant	—	—	1	1,594	(1,595)	—	—	—
Stock options exercised	—	—	1	984	—	—	—	985

Balance as of September 30, 2003	$7,500	$23,528	$350	$1,439,587	$(1,913)	$(774,348)	$(820)	$693,884

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	ORGANIZATION AND OPERATIONS

As of September 30, 2004, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 41 correctional, detention and juvenile facilities, three of which are leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the first quarter of 2005. As of September 30, 2004, the Company operated 64 facilities, including 38 facilities that it owned, with a total design capacity of approximately 67,000 beds in 20 states and the District of Columbia. As further described in Note 6, upon expiration of the management contract on October 1, 2004, the Company transferred operation of the 500-bed state-owned Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, to the Nevada Department of Corrections.

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

The Company has determined that its joint venture, Agecroft Prison Management, Ltd. (“APM”), is a variable interest entity, of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which, as of September 30, 2004, totaled $5.9 million, including accrued interest. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with the Company’s financial statements.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the termination during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, as further described below, the Company recognized goodwill impairment charges of $268,000 and $340,000, respectively, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” These charges are included in loss from discontinued operations, net of taxes, in the accompanying consolidated statement of operations for the nine months ended September 30, 2003.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(835)	$873	$(820)
Customer list	765	(192)	765	(110)
Contract values	(35,688)	16,378	(35,688)	15,336

Total	$(34,050)	$15,351	$(34,050)	$14,406

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2004 and 2003 was $0.8 million and $1.0 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2004 and 2003 was $2.5 million and $2.8 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (remainder)	$846
2005	4,223
2006	4,552
2007	4,552
2008	4,552
2009	3,095

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

At September 30, 2004, the Company had equity incentive plans, which are described more fully in the 2003 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
As Reported:
Income from continuing operations after preferred stock distributions	$17,008	$18,201	$45,725	$49,455
Income (loss) from discontinued operations, net of taxes	—	—	429	(1,692)

Net income available to common stockholders	$17,008	$18,201	$46,154	$47,763

Pro Forma:
Income from continuing operations after preferred stock distributions	$16,533	$16,616	$42,709	$44,432
Income (loss) from discontinued operations, net of taxes	—	—	429	(1,692)

Net income available to common stockholders	$16,533	$16,616	$43,138	$42,740

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.49	$0.53	$1.31	$1.57
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.49	$0.53	$1.32	$1.52

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.43	$0.47	$1.17	$1.41
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.43	$0.47	$1.18	$1.36

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.47	$0.48	$1.22	$1.41
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.47	$0.48	$1.23	$1.36

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.42	$0.43	$1.09	$1.27
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.42	$0.43	$1.10	$1.22

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

On March 4, 2004, the Company announced that it entered into an agreement with the State of Arizona to manage up to 1,200 Arizona inmates at the Company’s Diamondback Correctional Facility located in Watonga, Oklahoma. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, and was renewed for one year on July 1, 2004. The contract allows for two more one-year extension options. As of September 30, 2004, the Company housed 727 Arizona inmates at this facility.

On March 23, 2004, the Company announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned Delta Correctional Facility located in Greenwood, Mississippi. The Company formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with one two-year extension option. The Company began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, the Company entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of September 30, 2004, the facility housed 958 and 124 inmates from the State of Mississippi and Leflore County, respectively.

On April 7, 2004, the Company announced that it resumed operations at its Northeast Ohio Correctional Center located in Youngstown, Ohio. The Company expects to manage federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. The Company began receiving inmates at the facility on April 6, 2004. As of September 30, 2004, the Company housed 278 federal prisoners at this facility.

On May 10, 2004, the Company announced the completion of a contractual agreement to house inmates from the State of Hawaii at its owned and operated Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi. The new agreement expires on June 30, 2006. The current contracts to house Hawaiian inmates in the Company’s owned and operated Diamondback Correctional Facility and the Florence Correctional Facility, located in Florence, Arizona, have also been extended for an additional two years. Effective August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of September 30, 2004, the Company housed 1,538 Hawaiian inmates at these three facilities.

On June 1, 2004, the Company announced the completion of a contractual agreement to house up to 128 maximum security inmates from the State of Colorado at the Tallahatchie County Correctional Facility. The terms of the contract include a one-year agreement effective through June 30, 2005, with four one-year renewal options. As of September 30, 2004, the Company housed 121 State of Colorado inmates at the Tallahatchie County Correctional Facility.

On July 1, 2004, the Company announced the completion of a contractual agreement with the State of Washington Department of Corrections. The Company expects to continue managing male, medium-security inmates at its owned and operated Crowley County Correctional Facility located in Olney Springs, Colorado and at its owned and operated Prairie Correctional Facility located in Appleton, Minnesota. The terms of the contract include an initial one-year period through June 30, 2005, with an unspecified number of renewal options. As of September 30, 2004, the Company housed 197 and 113 Washington inmates at the Crowley County Correctional Facility and Prairie Correctional Facility, respectively.

Effective August 9, 2004, the Company elected to terminate its contract to manage the Tall Trees juvenile facility owned by Shelby County and located in Memphis, TN.

Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, the Company elected to not renew its contract to manage the facility upon the expiration of the contract. Accordingly, the Company transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004.

On October 25, 2004, the Company announced the completion of a contractual agreement with the Mississippi Department of Corrections. The Company will manage an initial population of 128 of the State’s maximum security inmates at its owned and operated Tallahatchie County Correctional Facility. The terms of the contract include an initial period which concludes on June 30, 2006, and includes three one-year renewal options.

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

The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2004 and 2003 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Managed-only	$—	$—	$564	$5,366

EXPENSES:
Managed-only	—	—	8	5,979
Depreciation and amortization	—	—	—	1,074

	—	—	8	7,053

OPERATING INCOME (LOSS)	—	—	556	(1,687)
OTHER INCOME (EXPENSE):
Gain (loss) on disposal of assets	—	—	160	(5)

INCOME (LOSS) BEFORE INCOME TAXES	—	—	716	(1,692)
Income tax expense	—	—	(287)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$—	$429	$(1,692)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

December 31, 2003
ASSETS
Accounts receivable	$1,158

Total current assets	$1,158

LIABILITIES
Accounts payable and accrued expenses	$761

Total current liabilities	$761

8.	DEBT

Debt outstanding as of September 30, 2004 and December 31, 2003 consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior Bank Credit Facility, with quarterly principal payments of varying amounts with unpaid balance due in March 2008; interest payable periodically at variable interest rates. The interest rate was 3.94% at September 30, 2004.	$270,813	$270,813
9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.9 million and $2.1 million was unamortized at September 30, 2004 and December 31, 2003, respectively.	201,911	202,129
4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%.	30,000	30,000
Other	364	486

	1,003,088	1,003,428
Less: Current portion of long-term debt	(3,220)	(1,146)

	$999,868	$1,002,282

Senior Bank Credit Facility. The Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) is comprised of a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”) and a $125.0 million revolving loan (the “Revolving Loan”), which includes a $75.0 million subfacility for letters of credit, that expires on March 31, 2006. On June 4, 2004, the Company executed an amendment to the Senior Bank Credit Facility that allowed the Company to reduce the applicable interest rate spread on the term loan portion of the facility by 50 basis points (0.50%), and to increase the Company’s capital expenditure capacity. The Term Loan C Facility, now referred to as the Term Loan D Facility, bears interest at a base rate plus 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus 2.25%, at the Company’s option, and had an outstanding balance of $270.8 million at September 30, 2004. The Revolving Loan bears interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option, and had no amounts outstanding at September 30, 2004. The applicable margin for the Revolving Loan is subject to adjustment based on the Company’s leverage ratio. The Company is also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

The Senior Bank Credit Facility is secured by liens on a substantial portion of the Company’s assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility are guaranteed by each of the Company’s domestic subsidiaries and secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. Prepayments of loans outstanding under the Senior Bank Credit Facility are permitted at any time without premium or penalty, upon the giving of proper notice.

The credit agreement governing the Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. As of September 30, 2004, the Company was in compliance with all such covenants. In addition, the Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

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

$30 Million Convertible Subordinated Notes. As of September 30, 2004, the Company had

outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). The conversion price for the notes had been established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock in connection with the settlement of all outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003, the $30.0 Million Convertible Subordinated Notes will be convertible into 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. The aggregate value of the restricted common stock issued was $1.6 million on the respective dates of the awards. All of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007. During the three months ended September 30, 2004 and 2003, respectively, the Company expensed $228,000 and $125,000, while during the nine months ended September 30, 2004 and 2003, respectively, the Company expensed $653,000 and $293,000, net of forfeitures, relating to the restricted common stock. As of September 30, 2004, 140,100 of these shares of restricted stock remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$17,008	$18,201	$45,725	$49,455
Income (loss) from discontinued operations, net of taxes	—	—	429	(1,692)

Net income available to common stockholders	$17,008	$18,201	$46,154	$47,763

Diluted:
Income from continuing operations after preferred stock distributions	$17,008	$18,201	$45,725	$49,455
Interest expense applicable to convertible notes, net of taxes	199	302	553	1,285

Diluted income from continuing operations after preferred stock distributions	17,207	18,503	46,278	50,740
Income (loss) from discontinued operations, net of taxes	—	—	429	(1,692)

Diluted net income available to common stockholders	$17,207	$18,503	$46,707	$49,048

DENOMINATOR
Basic:
Weighted average common shares outstanding	35,061	34,649	35,014	31,426

Diluted:
Weighted average common shares outstanding	35,061	34,649	35,014	31,426
Effect of dilutive securities:
Stock options and warrants	1,330	937	1,304	860
Stockholder litigation	—	—	—	153
Convertible notes	3,362	3,362	3,362	3,362
Restricted stock-based compensation	63	263	55	240

Weighted average shares and assumed conversions	39,816	39,211	39,735	36,041

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.49	$0.53	$1.31	$1.57
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.49	$0.53	$1.32	$1.52

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.43	$0.47	$1.17	$1.41
Income (loss) from discontinued operations, net of taxes	—	—	0.01	(0.05)

Net income available to common stockholders	$0.43	$0.47	$1.18	$1.36

The Company’s previously outstanding $40.0 Million Convertible Subordinated Notes were convertible into 1.6 million shares of common stock for the nine months ended September 30, 2003, using the if-converted method, for the periods prior to their conversion during the second quarter of 2003. These incremental shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2003, as the effect of their inclusion was anti-dilutive.

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

In April 2003, the Company filed a lawsuit in Tennessee Chancery Court against Corrections Facilities Development, LLC (“CFD”) seeking a declaratory judgment regarding the Company’s obligations pursuant to a consulting agreement, as amended, with CFD and the validity of that agreement under applicable law. In the 1995 consulting agreement between the

Company and CFD, the Company agreed that for any contract between it and a governmental entity pursuant to which inmates are housed in a Company facility in California and with respect to which CFD, during the term of the consulting agreement, played “a role in bringing about,” the Company would pay CFD compensation equal to $1.00 per day per inmate (or $0.50 per day per United States Marshals Service inmate) during the term of such government contract and any renewals. Pursuant to the agreement, the Company began making such payments to CFD in 1998 in connection with the Company’s contract with the Immigration and Naturalization Service (now Bureau of Immigration and Customs Enforcement, or ICE) to house INS detainees at the Company’s San Diego Correctional Facility (the “San Diego INS Contract”), as CFD played a role in bringing about that contract. In late 2001 and early 2002, CFD informed the Company’s new management that CFD believed that it was entitled to compensation from the Company with respect to its September 2000 contract with the Bureau of Prisons to house inmates at California City Correctional Facility (the “Cal City BOP Contract”). The Company disputes such claim and has asked for a declaratory judgment that CFD did not play a role in obtaining the Cal City BOP Contract. The Company also seeks a declaratory judgment that payments to CFD for the San Diego INS Contract are not permitted under applicable law and that after December 31, 2004, any new contract between the Company and ICE to house detainees at the San Diego Correctional Facility is not a “renewal” under the terms of the consulting agreement. CFD has asserted a counterclaim seeking continued payments for the San Diego INS Contract, payment for any new contract between the Company and ICE to house ICE detainees at the San Diego Correctional Facility, and payment for the Cal City BOP Contract. Moreover, according to damages calculations presented by CFD, it apparently seeks to accelerate such payments and receive the present value of such payments over the life of these facilities if it prevails at trial. According to CFD, such damages could total approximately $16 million, exclusive of interest on any past due amounts. The Company does not believe that such a lump sum payment for future contingent amounts is justified, and does not believe that there is a substantial likelihood that CFD will prevail under this theory of recovery, even if CFD is otherwise successful at trial. CFD also seeks a declaratory judgment that the consulting agreement does not violate applicable law. On July 15, 2004, the Company filed a motion for summary judgment on all claims. The court has not yet ruled on the motion for summary judgment, and in the event the court does not grant the motion in full, the Company will present its case at trial scheduled for December 7, 2004. The Company believes its claims, and its defenses to CFD’s counterclaim, are meritorious. The Company also believes it is adequately reserved for a range of probable outcomes in the event the case is tried.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $57.1 million at September 30, 2004 plus future interest payments) if there is any default. In addition, in the event the State of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the State of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the State of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the State of Tennessee will exercise its option to purchase the facility. At September 30, 2004, the outstanding principal balance of the bonds exceeded the purchase price option by $12.2 million. The Company also maintains a restricted cash account of $7.2 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Income Tax Contingencies

The Internal Revenue Service has commenced an audit of the Company’s federal income tax return for the taxable year ended December 31, 2002. The IRS has not completed the audit and therefore, results of the audit have not been determined. However, the Company does not believe the outcome of such audit will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

Prior to December 31, 2003, the Company did not recognize an income tax provision because it had not consistently demonstrated an ability to utilize its tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of its net deferred tax assets. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such deferred tax assets was reversed on December 31, 2003. Accordingly, during the first quarter of 2004 the Company began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which the Company currently estimates to be approximately 39.8% using current tax rates. However, the Company’s effective tax rate for the third quarter of 2004 was 34.5% primarily for a change in estimated income taxes associated with certain financing transactions completed during 2003, partially offset by changes in the Company’s valuation allowance applied to certain deferred tax assets. The Company’s overall effective tax rate could change in the future as a result of changes in estimates, the implementation of tax strategies, changes in federal or state tax rates, or changes in state apportionment factors.

13.	SEGMENT REPORTING

As of September 30, 2004, the Company owned and managed 38 correctional and detention facilities, and managed 26 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2003 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Owned and managed	$197,136	$185,664	$584,984	$541,276
Managed-only	88,951	71,684	257,790	209,587

Total management revenue	286,087	257,348	842,774	750,863

Operating expenses:
Owned and managed	142,697	135,007	419,695	388,522
Managed-only	73,723	58,009	215,913	170,770

Total operating expenses	216,420	193,016	635,608	559,292

Facility contribution:
Owned and managed	54,439	50,657	165,289	152,754
Managed-only	15,228	13,675	41,877	38,817

Total facility contribution	69,667	64,332	207,166	191,571

Other revenue (expense):
Rental and other revenue	6,369	6,083	17,839	17,014
Other operating expense	(6,656)	(6,638)	(20,320)	(16,163)
General and administrative	(12,328)	(9,819)	(35,350)	(29,366)
Depreciation and amortization	(14,008)	(13,157)	(40,063)	(39,106)

Operating income	$43,044	$40,801	$129,272	$123,950

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Capital expenditures:
Owned and managed	$26,367	$2,423	$71,113	$53,829
Managed-only	898	780	4,766	1,690
Corporate and other	7,361	6,652	30,036	15,166
Discontinued operations	—	—	—	2

Total capital expenditures	$34,626	$9,855	$105,915	$70,687

The assets for the reportable segments are as follows (in thousands):

	September 30, 2004	December 31, 2003
Assets:
Owned and managed	$1,657,927	$1,606,675
Managed-only	93,709	74,154
Corporate and other	268,208	277,041
Discontinued operations	—	1,158

Total assets	$2,019,844	$1,959,028

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 2003, the Company issued $7.7 million of series B preferred stock in lieu of cash distributions to the holders of shares of series B preferred stock on the applicable record date. Also, during the nine months ended September 30, 2003, the Company issued 0.3 million shares of common stock in satisfaction of the state portion of stockholder litigation. As a result, accounts payable and accrued expenses were reduced by, and common stock and additional paid-in capital were increased by $3.1 million. In addition, the extinguishment of a $2.9 million subordinated promissory note resulted in a non-cash reduction to accounts payable and accrued expenses, with a corresponding increase to the change in fair value of derivative instruments. During the nine months ended September 30, 2003, the Company issued approximately 3.4 million shares of common stock in connection with the conversion of $40.0 million of convertible subordinated notes by the holders of such notes.

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

OVERVIEW

The Company

As of September 30, 2004, we owned 41 correctional, detention and juvenile facilities, three of which we leased to other operators, and one additional facility which is currently under construction and is expected to be completed during the first quarter of 2005. As of September 30, 2004, we operated 64 facilities, including 38 facilities that we owned, with a total design capacity of approximately 67,000 beds in 20 states and the District of Columbia. On October 1, 2004, we elected to transfer operation of the 500-bed state-owned Southern Nevada Women’s Correctional Facility located in Las Vegas, Nevada, to the Nevada Department of Corrections, upon expiration of the management contract.

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

Asset impairments. As of September 30, 2004, we had $1.6 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of September 30, 2004, we had $15.6 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

Prior to December 31, 2003, we did not recognize an income tax provision because we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our deferred tax assets. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such deferred tax assets was reversed on December 31, 2003. Accordingly, during the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates, which we currently estimate to be approximately 39.8% using current tax rates. Our overall effective tax rate could change in the future as a result of changes in estimates, the implementation of tax strategies, changes in federal or state tax rates, or changes in state apportionment factors. See “Income tax expense” hereafter, for changes in estimates reflected during the third quarter of 2004.

Self-funded insurance reserves. As of September 30, 2004, we had $35.4 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2004, we had $17.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2002	37	23	3	1	64
Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2003	38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility		(1)			(1)

Facilities as of September 30, 2004	38	26	3	1	68

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

We generated net income available to common stockholders of $17.0 million, or $0.43 per diluted share, for the three months ended September 30, 2004, compared with net income available to common stockholders of $18.2 million, or $0.47 per diluted share, for the three months ended September 30, 2003. During the nine months ended September 30, 2004, we generated net income available to common stockholders of $46.2 million, or $1.18 per diluted share, compared with net income available to common stockholders of $47.8 million, or $1.36 per diluted share, for the same period in the previous year.

Net income available to common stockholders was negatively impacted during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to the recognition of an income tax provision in accordance with SFAS 109 during the three months and nine months ended September 30, 2004, amounting to $9.0 million, or $0.23 per diluted share, and $29.7 million, or $0.75 per diluted share, respectively. During the same periods in the prior year, we provided a valuation allowance to substantially reserve our deferred tax assets. As a result, no provision for income taxes, other than for minor state taxes, was recognized during the first nine months of 2003. Although we have utilized an effective tax rate for 2004 of 39.8%, the actual effective tax rate during the third quarter of 2004 was 34.5%, a difference of $1.4 million, or $0.03 per diluted share, primarily for a change in estimated income taxes associated with certain financing transactions completed during 2003, partially offset by changes in our valuation allowance applied to certain deferred tax assets.

Net income available to common stockholders during the three months and nine months ended September 30, 2004 was favorably impacted by the refinancing and recapitalization transactions completed during the second and third quarters of 2003. These transactions included the issuance of 6.4 million shares of common stock at a price of $19.50 per share, along with the issuances of an aggregate $450.0 million principal amount of 7.5% senior notes. The proceeds from these issuances were used to (i) purchase 3.4 million shares of common stock issued upon the conversion of our $40.0 million convertible subordinated notes with a stated rate of 10.0% plus contingent interest accrued at 5.5% (and to pay accrued interest on the notes through the date of purchase) at a price of $19.50 per share, (ii) purchase 3.7 million shares of our 12% series B preferred stock that were tendered in a tender offer at a price of $26.00 per share, including all accrued and unpaid dividends on such shares, (iii) redeem 4.0 million shares of our 8% series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date, and (iv) pay-down a portion of our senior bank credit facility. In connection with the debt issuance during the third quarter of 2003, we also obtained an amendment to our senior bank credit facility that, among other changes, lowered the interest rate applicable to the outstanding balance on the facility. These refinancing and recapitalization transactions effectively reduced the average interest rates on a significant portion of our outstanding indebtedness, and substantially reduced the after-tax dividend obligations associated with our outstanding preferred stock. Partially offsetting the favorable impacts of the refinancing and recapitalization transactions, the Company recorded a non-cash gain of $2.9 million during the nine months ended September 30, 2003 associated with the extinguishment of a promissory note issued in connection with the stockholder litigation. In addition, financial results for the three and nine months ended September 30, 2003 included a charge of $2.6 million and $6.7 million, respectively, for the refinancing and recapitalization transactions completed in the second and third quarters of 2003.

During the first and second quarters of 2004, the Company completed the redemption of the remaining shares of both series A and series B preferred stock at the stated rates of $25.00 per share and $24.46 per share, respectively, plus accrued dividends to the redemption date, and obtained an additional amendment to the senior bank credit facility further lowering the interest rate spread applicable to the term loan portion of the facility.

Contributing to the net income for the three-month period in 2004, as compared to the same period in the previous year, was an increase in operating income of $2.2 million, from $40.8 million during the third quarter of 2003 to $43.0 million during the third quarter of 2004, due to an increase in occupancy levels and new management contracts as well as improved margins on our owned-and-managed facilities, partially offset by an increase in general and administrative expenses. Operating income increased $5.3 million, from $124.0 million to $129.3 million, during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue per compensated man-day	$48.98	$50.82	$48.98	$50.89
Operating expenses per compensated man-day:
Fixed expense	27.88	28.00	27.74	28.10
Variable expense	9.17	10.12	9.20	9.81

Total	37.05	38.12	36.94	37.91

Operating margin per compensated man-day	$11.93	$12.70	$12.04	$12.98

Operating margin	24.4%	25.0%	24.6%	25.5%

Average compensated occupancy	94.9%	93.7%	95.5%	92.1%

Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, remains strong, while many of our state customers continue to experience budget difficulties. Our federal customers generated approximately 38% of our total management revenue for the three and nine months ended September 30, 2004 and 2003. While the budget difficulties experienced by our state customers present challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. We believe the lack of new bed supply combined with state budget difficulties has contributed to the increase in our occupancy and has led several states, some of which have never utilized the private sector, to outsource their correctional needs to us. We currently expect these trends to continue.

Additionally, as expected, we experienced slight reductions in our revenue per compensated man-day and in our operating margins during the three and nine months ended September 30, 2004,

compared with the same periods in 2003 as a result of recent contract awards for facilities we manage but do not own, which, as further described hereafter, provide per-diem rates and operating margins at lower levels than our owned and managed business. We entered into these contracts knowing our overall per-diem rates and operating margins would decrease slightly; however, the opportunity to both expand our level of service with existing customers and provide services to new customers with very little capital requirements outweighed the effects of the operating margin reductions. Our operating margins were also negatively impacted by the expenses incurred in connection with the resumption of operations and the process of ramping up occupancy at our Northeast Ohio Correctional Center during the second and third quarters of 2004. The operating revenues for the three and nine months ended September 30, 2004, were $0.9 million and $1.5 million, respectively, while the operating expenses were $2.1 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, at our Northeast Ohio Correctional Center. As discussed further below, our operating margins were also negatively impacted for the nine month period ended September 30, 2004 by the start-up activities and the process of ramping up occupancy at both our Tallahatchie County Correctional Facility located in Tutwiler, Mississippi and the Delta Correctional Facility located in Greenwood, Mississippi.

Operating expenses totaled $223.1 million and $199.7 million for the three months ended September 30, 2004 and 2003, respectively, while operating expenses for the nine months ended September 30, 2004 and 2003 totaled $655.9 million and $575.5 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During the three and nine months ended September 30, 2004, salaries and benefits expense increased $15.6 million and $51.9 million, respectively, as compared to the same periods in the prior year. The increase in salaries and benefits expense was primarily due to the commencement of operations during January 2004 at six correctional facilities located in Texas pursuant to management contracts awarded by the Texas Department of Criminal Justice (“TDCJ”), as well as marginal increases in staffing levels at numerous facilities across the portfolio to meet rising inmate population needs. However, due to the increase in occupancy, actual salaries and benefits per compensated man-day declined $0.58 and $0.45 per compensated man-day during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population.

Variable operating expenses per compensated man-day decreased $0.95 and $0.61 per compensated man-day during the three months and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. While we were successful in containing or reducing most types of variable expenses, the largest reductions in variable expenses per compensated man-day occurred as a result of a reduction in expenses related to legal proceedings in which we are involved, and a decrease in inmate medical expenses. Under the terms of the new Texas management contracts, the TDCJ retained responsibility for all inmate medical requirements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Owned and Managed Facilities:
Revenue per compensated man-day	$57.09	$55.02	$56.60	$55.24
Operating expenses per compensated man-day:
Fixed expense	31.45	29.33	30.78	29.52
Variable expense	9.87	10.68	9.83	10.13

Total	41.32	40.01	40.61	39.65

Operating margin per compensated man-day	$15.77	$15.01	$15.99	$15.59

Operating margin	27.6%	27.3%	28.3%	28.2%

Average compensated occupancy	90.0%	89.4%	91.4%	87.6%

Managed Only Facilities:
Revenue per compensated man-day	$37.24	$42.43	$37.52	$42.29
Operating expenses per compensated man-day:
Fixed expense	22.73	25.34	23.17	25.30
Variable expense	8.14	9.00	8.25	9.16

Total	30.87	34.34	31.42	34.46

Operating margin per compensated man-day	$6.37	$8.09	$6.10	$7.83

Operating margin	17.1%	19.1%	16.3%	18.5%

Average compensated occupancy	103.1%	103.8%	102.2%	102.6%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

On May 30, 2002, we were awarded a contract by the BOP to house 1,524 federal detainees at our McRae Correctional Facility located in McRae, Georgia. The three-year contract, awarded as part of the Criminal Alien Requirement Phase II Solicitation, or CAR II, also provides for seven one-year renewals. The contract with the BOP guarantees at least 95% occupancy on a take-or-pay basis, and commenced full operations in December 2002. During the three and nine months ended September 30, 2003 this facility had an average physical occupancy of 90% and 61%, respectively, despite generating revenues at the guaranteed 95% rate. During the three and nine months ended September 30, 2004, average physical occupancy was 109% and 111%, respectively, which resulted in an increase in operating expenses despite only a modest increase in revenues for occupancy in excess of the guaranteed 95% rate, resulting in a decrease in operating margins during the three and nine months ended September 30, 2004, compared with the same periods in 2003.

Due to a combination of rate increases and/or an increase in population at four of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center,

1,232-bed San Diego Correctional Facility, and 866-bed D.C. Correctional Treatment Facility, primarily from the USMS, the ICE, and the District of Columbia, total management revenue increased during the three and nine month period ended September 30, 2004 from the comparable period in 2003, by $8.6 and $26.2 million at these facilities.

During July 2004, an inmate disturbance at the Crowley County Correctional Facility resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the State of Colorado. As of September 30, 2004, repair of the facility was substantially complete. Revenues lost as a result of the transfer of inmates to the State of Colorado, are expected to be mitigated by insurance. It is possible, however, that certain incremental costs resulting from the incident, and/or a portion of lost revenues, will not be recovered. Further, the timing of insurance recoveries have impacted short-term results.

During the third quarter of 2003, we transferred all of the Wisconsin inmates housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the State of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. Accordingly, total management revenue decreased by $1.3 and $12.4 million at this facility during the three and nine months ended September 30, 2004, compared with the same periods in 2003. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility but can provide no assurance that we will be successful in doing so.

During 2004, as expected, the State of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility by opening various facilities owned by the State. As further discussed below, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the State of Wisconsin, have been filled with inmates from the State of Arizona. As of September 30, 2004, the State of Wisconsin housed 408 inmates at the Prairie Correctional Facility, a decrease from 493 at June 30, 2004. We currently expect a further reduction in the population of Wisconsin inmates by year-end, which would have an adverse impact on future financial results.

On May 20, 2004, we announced the completion of new agreements with the states of Minnesota and North Dakota to house portions of those states’ inmates at the Prairie Correctional Facility. Under the Minnesota agreement, we are managing an unspecified number of medium-security, male inmates at the Prairie facility. The population will fluctuate based on the State’s needs and the space available at the Prairie facility. The terms of the contract include an initial one-year period through June 30, 2005, with two one-year renewal options. The North Dakota agreement, which became effective in March 2004, has an initial term through February 2005 with an indefinite number of annual renewal options. This contract, similar to the Minnesota agreement, does not indicate a specific inmate population to be managed by us and is also expected to vary based on the State’s needs and space availability. While inmates received pursuant to these contracts will partially offset the reduction in inmate populations from Wisconsin, in the near term we do not expect these inmate populations to reach the levels previously housed at this facility from Wisconsin. At September 30, 2004, we housed 113 Minnesota and 45 North Dakota inmates.

On March 4, 2004, we announced that we entered into an agreement with the State of Arizona to initially manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, and was renewed for one year on July 1, 2004. The contract allows for two more one-year extension options. As of September 30, 2004, we housed 727 inmates from the State of Arizona at this facility.

On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. We are managing federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. As of September 30, 2004, we housed 278 federal prisoners at this facility. The operating revenues for the three and nine months ended September 30, 2004 were $0.9 million and $1.5 million, respectively, while the operating expenses were $2.1 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, at our Northeast Ohio Correctional Center. We expect this facility to become profitable in early 2005. We also continue to pursue additional opportunities to utilize the remaining available capacity at this facility. We believe that resuming operations at this facility, which contains 1,700 available beds, puts us in a competitive position to win contract awards for the utilization of the facility. However, we can provide no assurance that we will be successful in utilizing the remaining available capacity.

During June 2003, we announced our first inmate management contract with the State of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the State of Alabama immediate relief of its overcrowded prison system. The facility first received Alabama inmates in July 2003. Prior to receiving inmates from the State of Alabama, this facility was substantially idle. During January 2004, we received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. Although the Alabama Department of Corrections withdrew all of their inmates from this facility by mid-March 2004, staffing levels were not reduced significantly at the facility due to ongoing negotiations with several potential customers to utilize the beds that became available at this facility. The facility incurred an operating loss (including depreciation and amortization of $0.6 million and $1.9 million) during the three and nine months ended September 30, 2004 of $0.8 million and $3.3 million, respectively, compared with an operating loss (including depreciation and amortization of $0.6 million and $1.8 million) of $1.2 million and $3.8 million, respectively, during the same periods in 2003.

On May 10, 2004, we announced the completion of a contractual agreement to house inmates from the State of Hawaii at the Tallahatchie County Correctional Facility. The new agreement expires on June 30, 2006. In addition, during July 2004 we extended our current contracts to house Hawaiian inmates in our owned and operated Diamondback Correctional Facility, and our Florence Correctional Facility, located in Florence, Arizona for two additional years. Effective August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of September 30, 2004, we housed 1,538 Hawaiian inmates at these three facilities.

In addition, on June 1, 2004, we announced the completion of a contractual agreement to house up to 128 maximum security inmates from the State of Colorado at the Tallahatchie County Correctional Facility. The terms of the contract include a one-year agreement effective through June 30, 2005, with four one-year renewal options. As of September 30, 2004, we housed 803 inmates from the States of Hawaii and Colorado at the Tallahatchie County Correctional Facility.

In addition, on October 25, 2004, we announced the completion of a contractual agreement with the

Mississippi Department of Corrections. We expect to manage an initial population of 128 of the State’s maximum security inmates at the Tallahatchie facility. The terms of the contract include an initial period which concludes on June 30, 2006, and includes three one-year renewal options.

On July 1, 2004, we announced the completion of a contractual agreement with the State of Washington Department of Corrections. We expect to continue managing male, medium-security inmates at our owned and operated Crowley County Correctional Facility located in Olney Springs, Colorado and at our owned and operated Prairie Correctional Facility pursuant to this contract. The terms of the contract include an initial one-year period through June 30, 2005, with an unspecified number of renewal options. As of September 30, 2004, we housed 310 Washington inmates at these two facilities.

During the first quarter of 2005, we expect to complete construction on our Stewart County Correctional Facility located in Stewart County, Georgia. Although we currently do not have a contract to house inmates at the 1,524-bed facility, our decision to complete construction was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity. Once construction is complete we will incur depreciation expense on the new facility and will cease capitalizing interest on this project, which will have a negative affect on our results of operations. During the three- and nine-month periods ended September 30, 2004, we capitalized $1.1 million and $3.2 million, respectively, in interest costs incurred on this facility. We estimate the book value of the facility to be approximately $70.7 million upon completion of construction. We also expect our occupancy percentage to decline slightly as a result of the additional vacant beds available at the Stewart facility.

Managed-Only Facilities

In November 2003, we announced that the TDCJ awarded us new contracts to manage six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, we also retained our contract to manage the Bartlett State Jail, but were not awarded the contract to continue managing the Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004. Total management revenue increased $11.8 million and $33.3 million during the three and nine months ended September 30, 2004, compared with the previous quarters of 2003, due to the operation of these facilities, net of a reduction in revenue for the management contract not renewed.

In addition to the aforementioned savings generated in variable expenses across the portfolio, our total revenue per compensated man-day and total variable expenses per compensated man-day were further reduced for our managed-only facilities because we did not assume responsibility for medical services for inmates provided under terms of our new contracts with the TDCJ. Eliminating this responsibility results in a lower per-diem rate; however, it also reduces the risk that our profitability will be eroded in the future by increasing medical costs.

Due to operating losses incurred at the state-owned 500-bed Southern Nevada Women’s Correctional Center located in Las Vegas, Nevada, on February 20, 2004, we provided notice to the Nevada Department of Corrections that we did not intend to renew our contract to manage the facility upon the expiration of the contract in October 2004. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. The operating loss incurred at this facility was $0.2 million and $0.6 million during the three and nine months ended September 30, 2004, respectively, compared to operating losses of $0.4 million and $0.7 million during the three and nine months ended September 30, 2003, respectively.

On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We formerly managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996, until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The new contract is for one year, with one two-year extension option. We began receiving inmates from the State of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of September 30, 2004, we housed 958 and 124 inmates from the State of Mississippi and Leflore County, respectively.

Effective August 9, 2004, we elected to terminate our contract to manage the 63-bed Tall Trees juvenile facility owned by Shelby County and located in Memphis, TN. The operating revenues for this facility for the three and nine months ended September 30, 2004 were $29,000 and $0.5 million, respectively, while the operating expenses were $0.1 million and $0.9 million for the three and nine months ended September 30, 2004, respectively.

General and administrative expense

For the three months ended September 30, 2004 and 2003, general and administrative expenses totaled $12.3 million and $9.8 million, respectively, while general and administrative expenses totaled $35.4 million and $29.4 million, respectively, during the nine months ended September 30, 2004 and 2003. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the same periods in 2003 primarily due to an increase in professional services and salaries and benefits during 2004 compared with 2003.

We have expanded our corporate office infrastructure over the past several quarters to implement and support numerous technology initiatives, to maintain closer relationships with existing and potentially new customers in order to identify their needs, and to focus on reducing facility operating expenses. While this is expected to result in an annual increase in general and administrative expense in 2004, we believe our expanded infrastructure and investments in technology will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.

During the third quarter of 2004, we incurred increasing expenses associated with (a) the implementation of certain tax strategies, which contributed to a reduction in income tax expense during the third quarter of 2004, and (b) tax planning initiatives that we believe could lower our overall effective tax rate during 2005. See “income tax expense” hereafter for additional information. We have also experienced increasing expenses over the past several quarters in complying with increasing corporate governance requirements, a significant portion of which is being incurred to comply with section 404 of the Sarbanes-Oxley Act of 2002. We expect these higher levels of expenses to continue during the fourth quarter of 2004 as we implement these tax planning strategies, and as we approach the year-end deadline for compliance under section 404 of the Sarbanes-Oxley Act of 2002. We also continue to evaluate the potential need to expand our corporate office infrastructure to help ensure the quality and effectiveness of our facility operations. These initiatives could also lead to higher general and administrative expenses in the future.

Interest expense, net

Interest expense, net, is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2004 and 2003. Gross interest expense was $17.8 million and $20.0 million, respectively, for the three months ended September 30, 2004 and 2003, and gross interest expense was $54.7 million and $59.1 million, respectively, for the nine months ended September 30, 2004 and 2003. Gross interest expense is based on outstanding borrowings under our senior bank credit facility, 9.875% senior notes, 7.5% senior notes, convertible subordinated notes payable balances, and amortization of loan costs and unused facility fees. Although gross interest expense did not change significantly from the first nine months of 2003, our capital structure has changed significantly due to the aforementioned refinancing and recapitalization transactions completed during the second and third quarters of 2003, which also resulted in a reduction to our preferred stock distributions from the prior year.

Gross interest income was $1.0 million and $0.9 million, respectively, for three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, gross interest income was $2.9 million and $2.6 million, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Capitalized interest was $1.7 million and $4.4 million during the three and nine months ended September 30, 2004, respectively, and was associated with six construction and expansion projects and the installation of a new inmate management system. There was virtually no capitalized interest in the comparable 2003 periods.

Expenses associated with debt refinancing and recapitalization transactions

Expenses associated with debt refinancing and recapitalization transactions were $0.1 million during the nine months ended September 30, 2004. The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter of 2004, as well as third party fees associated with the amendment to our senior bank credit facility obtained during the second quarter of 2004.

For the three and nine months ended September 30, 2003, costs of refinancing and recapitalization were $2.6 million and $6.7 million, respectively. Charges during the third quarter of 2003 primarily resulted from the write-off of existing deferred loan costs associated with the repayment of the term loan portion of our senior bank credit facility (which repayment was made with proceeds from the issuance of the $200 Million Senior Notes), premiums paid to defease the remaining outstanding 12% Senior Notes, and certain fees paid to amend the term portion of our senior bank credit facility. Charges during the second quarter of 2003 included expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of our senior bank credit facility made with proceeds from the common stock and note offerings, a tender premium paid to the holders of the 12% Senior Notes who tendered their notes to us at a price of 120% of par, and fees associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

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

Income tax expense

We incurred income tax expense of $9.0 million and $29.7 million for the three and nine months ended September 30, 2004, respectively, while we incurred income tax expense of approximately $0.3 million and $0.1 million for the three and nine months ended September 30, 2003, respectively. As further discussed under “Critical Accounting Policies – Income Taxes,” prior to December 31, 2003, we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore, applied a valuation allowance to reserve substantially all of our net deferred tax assets. Thus, no income tax provision, other than for certain state taxes, was recorded during these periods. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such deferred tax assets was reversed on December 31, 2003. Accordingly, in the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates using current tax rates.

Although we have utilized an effective tax rate for 2004 of 39.8%, the actual effective tax rate during the third quarter of 2004 was 34.5%, a difference of $1.4 million, or $0.03 per diluted share, primarily for a change in estimated income taxes associated with certain financing transactions completed during 2003, partially offset by changes in our valuation allowance applied to certain deferred tax assets. Our overall effective tax rate could change in the future as a result of further changes in estimates, the implementation of tax strategies, changes in federal or state tax rates, or changes in state apportionment factors. During the fourth quarter of 2004, we expect to implement certain tax planning strategies that we believe could lower our overall effective tax rate during 2005. The full impact has not been quantified, however, because we have not completed our analysis.

Discontinued Operations

During the fourth quarter of 2002, we were notified by the State of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, operation of the facility was transferred to the State of Florida. During the nine months ended September 30, 2003, the facility generated total revenue of $0.8 million, and incurred total operating expenses of $0.7 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract, which occurred on March 22, 2003. During the nine months ended September 30, 2003, the facility generated total revenue of $4.6 million, and incurred total operating expenses of $5.3 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. Results for the nine months ended September 30, 2004 include residual activity from the operation of this facility, including primarily proceeds received from the sale of fully depreciated equipment. These results are reported as discontinued operations.

During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations for the nine-month period ended September 30, 2004.

Distributions to preferred stockholders

For the three months ended September 30, 2003, distributions to preferred stockholders totaled $0.8 million while distributions to preferred stockholders totaled $1.5 million and $14.4 million, respectively, during the nine months ended September 30, 2004 and 2003.

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

On September 10, 2003, we announced our intention to expand by 594 beds the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The cost of the expansion was approximately $23.8 million and was substantially complete as of September 30, 2004. This expansion was undertaken in anticipation of increasing demand from the States of Colorado and Wyoming, the current customers at this facility, and new demand from the State of Washington. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $27.7 million, with completion estimated to occur during the first quarter of 2005. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $28.1 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced our intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The anticipated cost of the expansion is approximately $7.1 million and is estimated to be completed during the fourth quarter of 2004. Upon completion of the expansion, the Florence Correctional Center will have a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from Hawaii and Alaska. The expansion is being undertaken in anticipation of increasing demand from our federal customers. During January 2004, we also announced the signing of a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we will expand this facility by 284 beds from its current design capacity of 483 beds increasing its total beds to 767 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The anticipated cost to expand the facility is approximately $11.2 million, with completion estimated to occur during the fourth quarter of 2004.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2005:

			Estimated remaining
			cost to complete as of
	No. of	Estimated	September 30, 2004
Facility	beds	completion date	(thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	First quarter 2005	$6,552
Leavenworth Detention Center Leavenworth, KS	284	Fourth quarter 2004	1,646
Houston Processing Center Houston, TX	494	First quarter 2005	9,762
Florence Correctional Center Florence, AZ	224	Fourth quarter 2004	1,032

Total	2,526		$18,992

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. Accordingly, we expect to incur approximately $7.1 million in information technology expenditures during the remainder of 2004, bringing the total estimated information technology expenditures to $20.6 million for 2004.

We expect to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During the three months ended September 30, 2004 and 2003, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. During 2005 we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we expect to begin paying federal income taxes during 2005.

As of September 30, 2004, our liquidity was provided by cash on hand of $68.7 million and $89.9 million available under our $125.0 million revolving credit facility. During the nine months ended September 30, 2004 and 2003, we generated $111.0 million and $157.7 million, respectively, in cash through operating activities, and as of September 30, 2004 we had net working capital of $122.6 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $279.6 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On June 4, 2004, we executed an amendment to our senior bank credit facility that allowed us to reduce the applicable interest rate spread on the term loan portion of the facility by 50 basis points (0.50%), and to increase our capital expenditure capacity. The Term Loan C Facility, now referred to as the Term Loan D Facility, bears interest at a base rate plus 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus 2.25%, at our option. The credit agreement governing the senior bank credit facility requires us to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. As of September 30, 2004, we were in compliance with all such covenants. In addition, the senior bank credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the senior bank credit facility is subject to certain cross-default provisions with terms of our other indebtedness.

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

At September 30, 2004, our total weighted average effective interest rate was 7.6% and our total weighted average debt maturity was 5.1 years. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2004, was $111.0 million, compared with $157.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the nine months ended September 30, 2004 was due to the receipt of income tax refunds totaling $33.7 million during the nine months ended September 30, 2003 as well as the refinancing of our outstanding preferred stock with long-term debt. Distributions on preferred stock are included in financing activities while interest on outstanding indebtedness is included in operating activities on the statement of cash flows. Negative fluctuations in working capital during the first nine months of 2004 compared with the first nine months of 2003 also contributed to the decrease in cash provided by operating activities. Cash paid of $15.5 million in connection with the recapitalization during May 2003 for contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, was offset by the collection during the nine months ended September 30, 2003, of $13.5 million from the Commonwealth of Puerto Rico as final payment for all outstanding balances owed from three facilities we formerly managed.

Investing Activities

Our cash flow used in investing activities was $95.1 million for the nine months ended September 30, 2004, and was primarily attributable to capital expenditures during the nine month period of $101.8 million, including capital expenditures of $66.0 million related to the five ongoing aforementioned facility expansion and development projects and one completed expansion project, as well as $13.5 million in information technology expenditures. Our cash flow used in investing activities was $75.3 million for the nine months ended September 30, 2003, and was primarily attributable to capital expenditures during the nine month period of $70.7 million, which included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, during the first nine months in the prior year cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility.

Financing Activities

Our cash flow used in financing activities was $31.5 million for the nine months ended September 30, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million.

Our cash flow used in financing activities was $78.8 million for the nine months ended September 30, 2003. During January of 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of a then-existing term portion of the credit facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the then-existing term portion of the credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of our then-outstanding 12% senior notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% senior notes. During August 2003, we completed the sale and issuance of $200.0 million of 7.5% senior notes at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million. The proceeds received from the sale and issuance of the senior notes were offset by the prepayment of $240.6 million on the term loan portion of the senior bank credit facility. We also paid $7.7 million in costs primarily associated with the debt refinancing transactions during the third quarter of 2003. We also paid $7.4 million in scheduled principal repayments during the first nine months of 2003, and cash dividends of $11.9 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of a tender offer for our series B preferred stock.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of

September 30, 2004 (in thousands):

	Payments Due By Year Ended December 31,
	2004
	(remainder)	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$722	$2,892	$2,843	$228,709	$66,011	$700,000	$1,001,177
Houston Processing Center expansion	6,090	3,672	—	—	—	—	9,762
Leavenworth Detention Center expansion	1,646	—	—	—	—	—	1,646
Operating leases	190	278	—	—	—	—	468

Total contractual cash obligations	$8,648	$6,842	$2,843	$228,709	$66,011	$700,000	$1,013,053

Under terms of a contract with the USMS, we have elected to expand our Leavenworth Detention Center in order to meet our commitment to provide housing for up to 800 inmates, and therefore have determined to treat the expansion as a contractual obligation for purposes of this disclosure. Although we currently have no intention to do so, we could fulfill this obligation by utilizing other available beds. Further, the cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the nine months ended September 30, 2004, we paid $38.7 million in interest, including capitalized interest. We had $35.1 million of letters of credit outstanding at September 30, 2004 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2004 or 2003.

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

We have determined that our joint venture, Agecroft Prison Management, Ltd., or APM, is a variable interest entity, of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which, as of September 30, 2004, totaled $5.9 million, including accrued interest. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are to changes in U.S. interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We are exposed to market risk related to our senior bank credit facility, which had an outstanding balance of $270.8 million as of September 30, 2004. The interest on our senior bank credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2004, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.7 million and $2.1 million, respectively.

As of September 30, 2004, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed interest rate of 7.5%, and $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 10.0% increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign currency exchange rate risk relates to our construction, development and leasing of the Agecroft facility located in Salford, England, which we sold on April 10, 2001. We extended a working capital loan to the operator of this facility, of which we own 50% through a wholly-owned subsidiary. Such payments to us are denominated in British pounds rather than the U.S. dollar. As a result, we bear the risk of fluctuations in the relative exchange rate between the British pound and the U.S. dollar. At September 30, 2004, the receivable due to us and denominated in British pounds totaled 3.3 million British pounds. A hypothetical 10% increase in the relative exchange rate would have resulted in an increase of $0.6 million in the value of this receivable and a corresponding unrealized foreign currency transaction gain, and a hypothetical 10% decrease in the relative exchange rate would have resulted in a decrease of $0.6 million in the value of this receivable and a corresponding unrealized foreign currency transaction loss.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Consistent with the foregoing requirements, during the third quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young to perform the audit of the Company’s 2004 financial statements. During the third quarter, the Company’s Audit Committee also pre-approved non-audit services to be provided by Ernst & Young comprised of tax compliance and consulting services, and the subscription to accounting research services.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
10.1	Amendment No. 1 to Amended and Restated Corrections Corporation of America 2000 Stock Incentive Plan.

10.2	Form of Non-qualified Stock Option Agreement

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004

CORRECTIONS CORPORATION OF AMERICA

/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.
Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer