Form 10-K
period 2004-12-31
CORRECTIONS CORP OF AMERICA
filed 2005-03-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑
No ☐

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $1,330,276,971 as of June 30, 2004, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on March 1, 2005 was 39,093,965.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders currently scheduled to be held on May 10, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2004

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

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

PART I.

ITEM 1. BUSINESS

Overview

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 64 correctional, detention and juvenile facilities, including 39 facilities that we own, with a total design capacity of approximately 70,000 beds in 19 states and the District of Columbia. We also own three additional correctional facilities that we lease to third-party operators.

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

Operations

Management and Operation of Facilities

Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2004, 2003, and 2002, federal correctional and detention authorities represented 37%, 37%, and 33%, respectively, of our total revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the Bureau of Immigration and Customs Enforcement, or ICE (formerly the Immigration and Naturalization Service, or INS).

Our management services contracts typically have terms of one to five years, and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.

We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2004, 2003, and 2002, the average compensated occupancy, based on rated capacity, of our facilities was 94.7%, 93.0%, and 89.1%, respectively, for all of the facilities we owned or managed, exclusive of those discontinued. From a capacity perspective, we currently have four facilities, our Northeast Ohio Correctional Center, North Fork Correctional Facility, Crowley County Correctional Facility and Prairie Correctional Facility, that provide us with approximately 5,500 available beds.

On December 23, 2004, we were awarded a new contract from the BOP to house approximately 1,195 federal inmates at the Northeast Ohio Correctional Center. We expect to begin receiving inmates pursuant to this contract during the second quarter of 2005. We also have a facility with approximately 1,500 beds located in Stewart County, Georgia, which is under construction and is expected to be completed during the second quarter of 2005.

We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 75% of the facilities we operated at December 31, 2004 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of professionals in the corrections industry that establish standards by which a correctional institution may gain accreditation.

Operating Procedures

Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security and supervision of the offenders. We also provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Craft Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and to several foreign countries. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our LifeLine and Strategies for Change programs. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders. Our faith-based and religious programs offer all offenders the opportunity to practice their spiritual beliefs and these programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction and post incarceration services to offenders. We believe these programs reduce recidivism.

We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect standards generated by a number of sources, to include the American Correctional Association, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 48 of the facilities we managed as of December 31, 2004) but are consistently challenged to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities where it is economically feasible to complete the 18-24 month accreditation process.

Our Quality Assurance Department, under the responsibility of our General Counsel, consists of two permanent audit teams, a Policy and Procedures Department, a Research and Data Analysis Team,

and an ACA Accreditation Team. Considerable resources have been devoted to the Quality Assurance Department, enabling them to monitor compliance with contractual requirements and outside agency standards, as well as tracking all efforts of the facilities to deliver the exceptional quality of services and operations expected.

Prisoner Transportation Services

We provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. TransCor is the largest third-party prisoner extradition company in the United States. Through a “hub-and-spoke” network, TransCor provides nationwide coverage to over 2,000 local and state agencies in all fifty states. During the years ended December 31, 2004, 2003, and 2002, TransCor generated total consolidated revenue of $19.1 million, $18.9 million, and $16.0 million, respectively, comprising 1.7%, 1.8%, and 1.7% of our total consolidated revenue in each respective year. We also provide transportation services to our existing customers utilizing TransCor’s services. We believe TransCor provides a complementary service to our core business that enables us to quickly respond to our customers’ transportation needs.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to prisoners being detained by the ICE, prisoners who are awaiting trial who have been charged with violations of federal criminal law, who are in the custody of the USMS, or state criminal law, and prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less. At December 31, 2004, the Company owned only one such juvenile facility. However, the operation of juvenile facilities is not considered part of the Company’s strategic focus.

•	Leased Facilities. Leased facilities are facilities that are within one of the above categories and that we own but do not manage.

Facilities and Facility Management Contracts

We own 42 correctional, detention and juvenile facilities in 14 states and the District of Columbia, three of which we lease to other operators. We also own two corporate office buildings. A substantial portion of our assets have been pledged to secure borrowings under our senior secured credit facility. Additionally, we currently manage 25 correctional and detention facilities owned by government agencies. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to another operator, the term of such lease. We have a number of management contracts and leases that expire in 2005 (or have expired) with no remaining renewal options. We continue to operate, and expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities, or when new contracts will be renewed.

						Remaining
	Primary	Design		Facility		Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	May 2005	(3) 1 year

Eloy Detention Center Eloy, Arizona	BOP, ICE	1,500	Medium	Detention	February 2006	(3) 1 year

Florence Correctional Center Florence, Arizona	State of Alaska	1,824	Multi	Correctional	June 2008	(6) 1 year

California City Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2005	(5) 1 year

San Diego Correctional Facility (D) San Diego, California	ICE	1,216	Minimum/ Medium	Detention	March 2005	—

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2005	(1) 2 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2005	(1) 2 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2005	(1) 2 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2005	(1) 2 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	June 2005	(14) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	December 2005	(7) 1 year

Stewart County Correctional Facility (G) Lumpkin, Georgia	—	273	Medium	Correctional	—	—

						Remaining
	Primary	Design		Facility		Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	June 2005	(14) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	767	Maximum	Detention	December 2005	—

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2007	—

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum	Correctional	December 2007	(3) 2 year

Otter Creek Correctional Center (I) Wheelwright, Kentucky	State of Indiana	656	Minimum/ Medium	Correctional	January 2011	—

Prairie Correctional Facility Appleton, Minnesota	State of Wisconsin	1,550	Medium	Correctional	December 2005	(2) 1 year

Tallahatchie County Correctional Facility (H) Tutwiler, Mississippi	State of Hawaii	1,104	Medium	Correctional	June 2006	—

Crossroads Correctional Center (J) Shelby, Montana	State of Montana	568	Multi	Correctional	June 2005	(7) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2005	(5) 1 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2005	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center Youngstown, Ohio	USMS	2,016	Medium	Correctional	November 2008	(3) 5 year

Cimarron Correctional Facility (K) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2005	(4) 1 year

Davis Correctional Facility (K) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2005	(4) 1 year

Diamondback Correctional Facility Watonga, Oklahoma	State of Arizona	2,160	Medium	Correctional	June 2005	(2) 1 year

North Fork Correctional Facility (L) Sayre, Oklahoma	—	1,440	Medium	Correctional	—	—

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	February 2006	(1) 1 year

Shelby Training Center (M) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility (N) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	September 2005	(2) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	February 2007	(4) 1 year

						Remaining
	Primary	Design		Facility		Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Eden Detention Center Eden, Texas	BOP	1,225	Medium	Correctional	April 2005	(2) 1 year

Houston Processing Center Houston, Texas	ICE	905	Medium	Detention	September 2005	(3) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	March 2005	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	August 2005	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	February 2007	(4) 1 year

T. Don Hutto Correctional Center Taylor, Texas	USMS	480	Minimum	Correctional	November 2004	Indefinite

D.C. Correctional Treatment Facility (O) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2005	—

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	1,150	Multi	Detention	September 2006	—

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	400	Multi	Detention	September 2005	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	1,036	Minimum/ Medium	Correctional	June 2005	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	348	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	350	Secure	Correctional	June 2005	—

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2005	—

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	August 2005	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	September 2006	(1) 2 year

Delta Correctional Facility Greenwood, Mississippi	State of Mississippi	1,172	Minimum/Medium	Correctional	March 2005	(1) 2 year

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	September 2005	(3) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	April 2005	—

David L. Moss Criminal Justice Center Tulsa, Oklahoma	Tulsa County, Oklahoma	1,440	Multi	Detention	June 2005	(2) 1 year

						Remaining
	Primary	Design		Facility		Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	784	Multi	Detention	February 2007	Indefinite

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2005	(1) 2 year

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	July 2006	(2) 1 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	July 2005	(1) 2 year

B. M. Moore Correctional Center Overton, Texas	State of Texas	500	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,001	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Diboll Correctional Center Diboll, Texas	State of Texas	518	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Liberty County Jail/Juvenile Center Liberty, Texas	Liberty County, Texas	380	Multi	Detention	January 2005	(1) 3 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	June 2005	(1) 1 year

Queensgate Correctional Facility Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/Leased	February 2006	(1) 1 year

Community Education Partners (P) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of prisoner populations in a particular facility on December 31, 2004. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	During the fourth quarter of 2004, 273 beds were completed and available for use while construction continues on the remaining 1,251 beds. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that are available at the Stewart County Correctional Facility, but can provide no assurance that we will be successful in doing so.

(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period.

(I)	We have been notified by the state of Indiana that during the second quarter of 2005 it will remove all of its inmates from our 656-bed Otter Creek Correctional Facility to utilize available capacity within the State’s correctional system. As of December 31, 2004, we housed 642 Indiana inmates at the Otter Creek Correctional Facility. We are currently negotiating with existing customers, as well as new customers, to take advantage of the beds that will become available at this facility, but can provide no assurance that we will be successful in replacing the inmates that will be removed from this facility or that the per diem from any such customers will yield as much cash flow as we generated from the state of Indiana.

(J)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value, less the then present value of a pre-determined portion of per diem payments made to us by the state of Montana.

(K)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(L)	During the third quarter of 2003, all of the Wisconsin inmates housed at the North Fork Correctional Facility were transferred to the Diamondback Correctional Facility in order to satisfy a contractual provision mandated by the state of Wisconsin. Upon completion of the inmate transfers, North Fork Correctional Facility was closed and will remain closed for an indefinite period of time. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that are available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so.

(M)	Upon the conclusion of the thirty-year ground lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(N)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(P)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.

Facilities Under Construction or Development. On September 10, 2003, we announced our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $26.5 million, with completion estimated to occur during the second quarter of 2005. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from this project.

On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $75 million, and is slated for completion during the first quarter of 2006. The capacity at the new facility is intended primarily for our existing customers.

Business Development

General

We are currently the nation’s largest provider of outsourced correctional management services. We manage over 50% of all beds under contract with private operators of correctional and detention facilities in the United States.

Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS, and the ICE. The BOP and USMS were our only customers that accounted for 10% or more of our total revenue, generating 15% and 14%, respectively, of total revenue in 2004, 16% and 14%, respectively, in 2003, and 14% and 12%, respectively, in 2002. Contracts at the federal level generally offer more favorable contract terms. For example, certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.

We believe that we can further develop our business by, among other things:

•	Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities;

•	Enhancing the terms of our existing contracts; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional management needs or have utilized other private enterprises.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We manage over 50% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. We believe that we benefit from certain economies of scale in purchasing power for food services, health care services and other supplies.

Available Beds Within Our Existing Facilities. We currently have four facilities, our Northeast Ohio Correctional Center, North Fork Correctional Facility, Crowley County Correctional Facility and Prairie Correctional Facility, that are substantially vacant and provide us with approximately 5,500 available beds. On December 23, 2004, we were awarded a new contract from the BOP to house approximately 1,195 federal inmates at the Northeast Ohio Correctional Center. We expect to begin receiving inmates pursuant to this contract during the second quarter of 2005. We also have an additional facility located in Stewart County, Georgia, which is partially complete. This facility, which is expected to be completed during the second quarter of 2005, will bring approximately 1,500 additional beds on-line. In addition to the Northeast Ohio Correctional Center, North Fork Correctional Center, Crowley County Correctional Facility, Prairie Correctional Facility, and the Stewart County Correctional Facility, which provide an aggregate of approximately 7,000 available beds, as of December 31, 2004, we had a total of five facilities that had 200 or more beds available at each facility, which we believe provides further potential for increased cash flow.

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

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to significantly improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, our average occupancy has increased from 84.8% in 2000 to 92.6% during the fourth quarter of 2004, while our average inmate per diem operating margin increased approximately 50% from $8.29 to $12.47 during the same period.

Financial Flexibility. As of December 31, 2004, we had cash on hand of $50.9 million, investments of $8.7 million, and $88.3 million available under a $125.0 million revolving credit facility. During the year ended December 31, 2004, we generated $126.0 million in cash through operating activities, and as of December 31, 2004, we had net working capital of $130.0 million. In addition, we have an effective “shelf” registration statement under which we may issue up to approximately $280.0 million in equity or debt securities, preferred stock and warrants. The “shelf” registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Further, as a result of the completion of our recapitalization and refinancing transactions during the previous three years, we have significantly reduced our exposure to variable rate debt, lowered our after tax interest and dividend obligations associated with our outstanding debt and preferred stock, further increasing our cash flow, and now have no debt maturities on outstanding indebtedness until 2008. Also as a result of the completion of these capital transactions, covenants under our senior secured credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. At December 31, 2004, our total weighted average effective interest rate was 7.8% and our total weighted average debt maturity was 4.9 years. Standard & Poor’s currently rates our senior secured debt as “BB-” and our senior unsecured debt as “B.” Moody’s Investors Service currently rates our senior secured debt as “Ba3” and our senior unsecured debt as “B1.”

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

Own and Operate High Quality Correctional and Detention Facilities. We believe that our clients choose an outsourced correctional services provider based primarily upon the quality of the service provided. Approximately 75% of the facilities we operated as of December 31, 2004 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. The quality of our operations is further illustrated by the fact that for the three years ended December 31, 2004, we had an escape ratio at our adult prison facilities of 0.07 per 10,000 inmates compared with 5.1 per 10,000 inmates for the public sector (according to the 2002 Corrections Yearbook published by the Criminal Justice Institute). We have experienced wardens managing our facilities, with an average of over 23 years of corrections experience and an average tenure of over nine years with us.

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

Increase Occupancy. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. Our management team is pursuing a number of initiatives intended to increase occupancy through obtaining new and additional contracts. We are also focused on renewing and enhancing the terms of our existing contracts. Given our significant number of available beds, we believe we can increase operating cash flow from increased occupancy without incurring significant capital expenditures. During 2004, we completed the expansion of 1,652 beds at five of our existing facilities and in February 2005, began construction of our new 1,596-bed Red Rock Correctional Center located in Eloy, Arizona. We will also consider additional expansion opportunities or the development or purchase of new prison facilities that we believe have favorable investment returns and increase value to our stockholders.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths and business strategy. The key reasons for this outsourcing trend include:

Growing United States Prison Population. The average annual growth rate of the prison population in the United States between December 1995 and December 2003 was 3.4%. The growth rate declined somewhat to 2.1% for the year ended December 31, 2003, with the sentenced state prison population rising by 1.6%. However, for the year ended December 31, 2003, the sentenced prison population for the federal government rose 6.2%. During 2003, the number of federal inmates increased 5.8%. Federal agencies are collectively our largest customer and accounted for 37% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2004. In December 2004, Congress passed the Intelligence Reform Bill which includes several provisions relating to border security and illegal immigration. The Intelligence Reform Bill authorizes the Department of Homeland Security to, subject to appropriations, hire a total of 2,000 new border patrol agents over each of the next five years and increase the total available detention beds by 40,000 over the next five years. We believe these initiatives could lead to meaningful growth to the private corrections industry in general, and to our company in particular. We also believe growth will come from the growing demographic of the 18 to 24 year-old at-risk population. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction, and incarceration.

Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2003, at least 22 states and the federal prison system reported operating at or above capacity. The federal prison system was operating at 39% above capacity at December 31, 2003.

Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2003 was approximately 95,500, or 6.5% of all inmates under federal and state jurisdiction. At December 31, 2003, 12.6% of all federal inmates and 5.7% of all state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased over 40%, while the number held in state facilities has remained relatively stable, decreasing 1.8%. Six states, all of which are our customers, housed at least 25% of their prison population in private facilities as of December 31, 2003 – New Mexico (44%), Alaska (31%), Montana (29%), Oklahoma (26%), Wyoming (26%), and Hawaii (25%).

Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity. In addition, contracting with a private operator allows governmental agencies to add beds without making significant capital investment or incurring new debt. We believe these advantages translate into significant cost savings for government agencies. The President’s fiscal 2006 budget proposal released in February 2005 continues a moratorium on new prison construction initiated in the fiscal 2005 budget, while promoting more aggressive BOP contracting with state, local, and private sector prison providers. The President’s fiscal 2006 budget proposal also allocates $1.2 billion to the Office of Detention Trustee to support an average daily detainee population in excess of 60,000, representing a 29% increase over approved 2005 funding. We believe these views can lead to opportunities for our growth.

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

Americans with Disabilities Act

The correctional and detention facilities we operate and manage are subject to the Americans with Disabilities Act of 1990, as amended. The Americans with Disabilities Act, or the ADA, has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. Noncompliance could result in the imposition of fines or an award of damages to private litigants. Although we believe we are in compliance, any additional expenditures incurred in order to comply with the ADA at our facilities, if deemed required, would not likely have a material adverse effect on our business and operations.

Health Insurance Portability and Accountability Act of 1996

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance. Certain regulations promulgated by HIPAA require health care providers to institute physical and procedural safeguards to protect the health records of patients and insureds. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive standardized health care information. These regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.

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

Insurance expense represents a significant component of our operating expenses. Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in overall claims experience. Although we have experienced modest improvements in claims experience in both employee medical and workers’ compensation, we are developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. Additionally, we have not recently experienced the increases in general liability and other types of insurance we experienced over the past few years that resulted from the terrorist attacks on September 11, 2001, and due to concerns over corporate governance and corporate accounting scandals. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows. See “Risk Factors – Risks Related to Our Business and Industry – We are subject to necessary insurance costs.”

Employees

As of December 31, 2004, we employed approximately 15,420 employees. Of such employees, approximately 280 were employed at our corporate offices and approximately 15,140 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,200 employees at six of our facilities are represented by labor unions. This number includes approximately 550 employees at four facilities who have elected to be represented by a union. In the opinion of management, overall employee relations are generally considered good.

Competition

The correctional and detention facilities we operate and manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of cost, the quality and range of services offered, our experience in the operation and management of correctional and detention facilities and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, the GEO Group, Inc., Correctional Services Corporation and Cornell Companies, Inc. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions and the age of the general population.

Seasonality and Quarterly Results

The Company’s business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by the timing of the opening of new facilities and related start-up expenses which may conceal the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2004, 2003, and 2002 was 94.7%, 93.0%, and 89.1%, respectively. Occupancy rates may, however, decrease below these levels in the future.

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

We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 37 of our facility management contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” have expired or are currently scheduled to expire on or before December 31, 2005. See “Business – Facility Portfolio – Facilities and Facility Management contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

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

During January 2005, the Supreme Court declared the federal sentencing guidelines, previously considered mandatory, as unconstitutional, stating they violate defendants’ rights under the Sixth Amendment to be tried by a jury. The Supreme Court advised that federal judges should continue to use the federal sentencing guidelines as suggestions rather than mandatory guidelines. Although it is too early to predict the impact, if any, on our business, the ruling could lead to federal sentences becoming more varied which could lead to a reduction in the length of sentences at correctional facilities.

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

Our inmate transportation subsidiary, TransCor, is subject to regulations stipulated by the Departments of Transportation and Justice. TransCor must also comply with the Interstate Transportation of Dangerous Criminals Act of 2000, which covers operational aspects of transporting prisoners, including, but not limited to, background checks and drug testing of employees; employee training; employee hours; staff-to-inmate ratios; prisoner restraints; communication with local law enforcement; and standards to help ensure the safety of prisoners during transport. We are subject to changes in such regulations, which could result in an increase in the cost of our transportation operations.

Moreover, the Federal Communications Commission (the “FCC”) has published for comment a petition for rulemaking, filed on behalf of an inmate family, which would prevent private prison managers from collecting commissions from the operations of inmate telephone systems. We believe that there are sound reasons for the collection of such commissions by all operators of prisons, whether public or private. The FCC has traditionally deferred from rulemaking in this area; however, there is the risk that the FCC could act to prohibit private prison managers, like us, from collecting such revenues. Such an outcome could have a material adverse effect on our results of operations.

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

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 37% of our total revenues for the fiscal year ended December 31, 2004 ($429.6 million). The BOP accounted for 15% of our total revenues for the fiscal year ended December 31, 2004 ($177.9 million), and the USMS accounted for 14% of our total revenues for the fiscal year ended December 31, 2004 ($165.4 million). We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. We only have employment agreements with our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Corrections Officer; Executive Vice President and Chief Development Officer; and Executive Vice President, General Counsel and Secretary, all of which expire in 2005 subject to annual renewals unless either party gives notice of termination.

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

Workers’ compensation, employee health and general liability insurance represent significant costs to us. Because we significantly self-insure for workers’ compensation, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising health care costs in general. Further, additional terrorist attacks such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

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

Our ownership and management of correctional and detention facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third-party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner’s escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible (or self-insured retention) may be significant.

We are subject to risks associated with ownership of real estate.

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have a limited or no alternative use and thus, are relatively illiquid, and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

In addition, our increased focus on facility development and expansions poses an increased risk, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs.

Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2004, the facilities subject to these options generated $214.0 million in revenue (19% of total revenue) and incurred $155.0 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, ownership of three of our facilities (including two that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 12 to 14 years, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2004, the facilities subject to reversion generated $78.5 million in revenue (7% of total revenue) and incurred $54.8 million in operating expenses.

We may be adversely affected by the rising cost and increasing difficulty of obtaining adequate levels of surety credit on favorable terms.

We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Recent events in the economy have caused the surety market to become unsettled, causing many reinsurers and sureties to reevaluate their commitment levels and required returns. As a result, surety bond premiums generally are increasing. If we are unable to effectively pass along the higher surety costs to our customers, any increase in surety costs could adversely affect our operating results. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our senior secured credit facility, which would entail higher costs even if such borrowing capacity was available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.

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

Risks Related to Our Leveraged Capital Structure

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness. As of December 31, 2004, we had total indebtedness of $1.0 billion. Our substantial indebtedness could have important consequences to you. For example, it could:

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

The indenture related to our aggregate principal amount of $250.0 million 9.875% senior notes due 2009, the indenture related to our aggregate principal amount of $250.0 million 7.5% senior notes due 2011, the indenture related to our aggregate principal amount of $200.0 million 7.5% senior notes due 2011, collectively referred to herein as our senior notes, and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior secured credit facility is subject to financial covenants, including leverage, interest rate and fixed charge coverage ratios. Our senior secured credit facility limits our ability to effect mergers, asset sales and change of control events. These covenants also contain restrictions regarding our ability to make certain capital expenditures in the future. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

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

Our senior secured credit facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to our senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our exposure to interest rate increases.

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

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2004 are described under Item 1. and in Note 4 of the Notes to the Financial Statements contained in this annual report.

ITEM 3. LEGAL PROCEEDINGS

General. The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees, inmates or others. We maintain insurance to cover many of these claims which may mitigate the risk that any single claim would have a material effect on our consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, we are subject to substantial self-insurance risk. In the opinion of management, other than those described below, there are no pending legal proceedings that would have a material effect on our consolidated financial position, results of operations or cash flows. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on our consolidated financial position, results of operations or cash flows for a period in which such decisions or rulings occur, or future periods.

The USCC ESOP Litigation. During the second quarter of 2002, we completed the settlement of certain claims made against us as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of ours in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, we made a cash payment of $575,000 to the plaintiffs in the action. As described below, we are currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount.

The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to our acquisition of USCC. In the Horn litigation, the ESOP participants alleged numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. On July 29, 2002, the United States District Court of the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP and had acted to benefit themselves to the detriment of the ESOP participants. In January 2005, the Court determined that the plaintiffs were entitled to recover approximately $21 million in damages, including pre-judgment interest, from McQueen and Thompson.

In or about the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and us seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against us in which they asserted we were obligated to indemnify them for any liability arising out of the Horn litigation, which could now total more than $21 million. Among other claims, McQueen and Thompson assert that, as the result of our alleged failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from us for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss.

On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or us. Though it did not then resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their independent obligation to provide timely notice to the carrier because of our alleged failure to provide timely notice to the carrier. On March 31, 2004 the United States District Court granted our summary judgment motion with respect to most of the contentions made by McQueen and Thompson in their effort to seek indemnification. In January 2005, we filed an additional motion for summary judgment on the remaining theory of liability asserted by McQueen and Thompson in the federal lawsuit. McQueen and Thompson have also filed a state court action essentially duplicating their cross-claim in the federal case, and we have initiated claims against the lawyer who jointly represented us, McQueen and Thompson in the Horn litigation. In addition, we have asserted claims against McQueen and Thompson for indemnification for the $575,000 and attorneys’ fees incurred by us in connection with the Horn litigation.

We cannot predict whether we will be successful in recovering all or a portion of the amount we have paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, we believe that such claims are without merit and that we will be able to defend ourselves successfully against such claims and/or any additional claims of such nature that may be brought in the future; however, no assurance can be given that we will prevail in either the federal proceedings or the state proceedings. If we were ordered to indemnify McQueen and Thompson in whole or in part, such an outcome could have a material adverse affect on our consolidated financial position, results of operations or cash flows.

Corrections Facilities Development, LLC Litigation. During the first quarter of 2005, we settled a lawsuit we filed against Corrections Facilities Development, LLC (“CFD”) seeking a declaratory judgment regarding our obligations pursuant to a consulting agreement, as amended, with CFD and the validity of that agreement under applicable law. CFD had filed certain counterclaims against us. The settlement of that lawsuit has resulted in the dismissal of all claims and will not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On March 1, 2005, the last reported sale price of our common stock was $37.53 per share and there were approximately 6,100 registered holders and approximately 31,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2004
First Quarter	$35.78	$27.66
Second Quarter	$39.89	$33.50
Third Quarter	$41.15	$32.54
Fourth Quarter	$40.81	$33.53

FISCAL YEAR 2003
First Quarter	$18.35	$16.42
Second Quarter	$25.74	$17.48
Third Quarter	$27.36	$21.00
Fourth Quarter	$29.48	$24.40

Dividend Policy

During the years ended December 31, 2004 and 2003, we did not pay any dividends on our common stock. Pursuant to the terms of our senior secured credit facility, we are restricted from declaring or paying cash dividends with respect to outstanding shares of our common stock. Moreover, even if such restriction is ultimately removed, we currently do not intend to pay dividends with respect to shares of our common stock.

Recent Issuances of Unregistered Securities

The following description sets forth our issuances of unregistered equity securities during the year ended December 31, 2004 that have not been previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K. Unless otherwise indicated, all equity securities were issued and sold in private placements pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) of the Securities Act and no underwriters were engaged in connection with the issuances of such equity securities.

Issuances to Directors. During the year ended December 31, 2004, we issued 1,680 shares of common stock to certain members of our board of directors who have elected to receive a portion of their compensation in shares of our common stock rather than in cash pursuant to our Non-Employee Directors’ Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2004, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 are included in this annual report. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all prior years presented have been reclassified to reflect discontinued operations.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS:

Revenue:
Management and other	$1,144,413	$1,025,493	$925,820	$898,072	$231,764
Rental	3,845	3,742	3,701	5,718	40,232
Licensing fees from affiliates	—	—	—	—	7,566

Total revenue	1,148,258	1,029,235	929,521	903,790	279,562

Expenses:
Operating	870,572	766,468	712,738	689,793	189,936
General and administrative	48,186	40,467	36,907	34,568	45,463
Depreciation and amortization	54,511	52,930	51,291	52,639	58,812
Fees paid to a company acquired in 2000	—	—	—	—	1,401
Write-off of amounts under lease arrangements	—	—	—	—	11,920
Impairment losses	—	—	—	—	527,842

Total expenses	973,269	859,865	800,936	777,000	835,374

Operating income (loss)	174,989	169,370	128,585	126,790	(555,812)

Other (income) expense:
Interest expense, net	69,177	74,446	87,478	126,242	131,545
Expenses associated with debt refinancing and recapitalization transactions	101	6,687	36,670	—	—
Change in fair value of derivative instruments	—	(2,900)	(2,206)	(14,554)	—
Stockholder litigation settlements	—	—	—	—	75,406
Other (income) expense	943	(414)	(359)	483	18,419

Income (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	104,768	91,551	7,002	14,619	(781,182)
Income tax (expense) benefit	(42,126)	52,352	63,284	3,358	48,738

Income (loss) from continuing operations before minority interest and cumulative effect of accounting change	62,642	143,903	70,286	17,977	(732,444)
Minority interest	—	—	—	—	254

Income (loss) from continuing operations before cumulative effect of accounting change	62,642	143,903	70,286	17,977	(732,190)
Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074	7,717	1,408
Cumulative effect of accounting change	—	—	(80,276)	—	—

Net income (loss)	62,543	141,783	(7,916)	25,694	(730,782)

Distributions to preferred stockholders	(1,462)	(15,262)	(20,959)	(20,024)	(13,526)

Net income (loss) available to common stockholders	$61,081	$126,521	$(28,875)	$5,670	$(744,308)

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Basic earnings (loss) per share:

Income (loss) from continuing operations before cumulative effect of accounting change	$1.74	$3.99	$1.78	$(0.08)	$(56.79)
Income (loss) from discontinued operations, net of taxes	—	(0.07)	0.08	0.31	0.11
Cumulative effect of accounting change	—	—	(2.90)	—	—

Net income (loss) available to common stockholders	$1.74	$3.92	$(1.04)	$0.23	$(56.68)

Diluted earnings (loss) per share:

Income (loss) from continuing operations before cumulative effect of accounting change	$1.55	$3.50	$1.61	$(0.08)	$(56.79)
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.06	0.31	0.11
Cumulative effect of accounting change	—	—	(2.49)	—	—

Net income (loss) available to common stockholders	$1.55	$3.44	$(0.82)	$0.23	$(56.68)

Weighted average common shares outstanding:
Basic	35,059	32,245	27,669	24,380	13,132
Diluted	39,780	38,049	32,208	24,380	13,132

	December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:

Total assets	$2,023,078	$1,959,028	$1,874,071	$1,971,280	$2,176,992
Total debt	$1,002,295	$1,003,428	$955,959	$963,600	$1,152,570
Total liabilities	$1,207,084	$1,183,563	$1,140,073	$1,224,119	$1,488,977
Stockholders’ equity	$815,994	$775,465	$733,998	$747,161	$688,015

In connection with a merger completed in 1999, we elected to change our tax status from a taxable corporation to a real estate investment trust, or REIT, effective with the filing of our 1999 federal income tax return. As a REIT, we were dependent on a company, as a lessee, for a significant source of our income. In connection with a restructuring in 2000, we acquired the company on October 1, 2000 and two additional service companies on December 1, 2000, and amended our charter to remove provisions requiring us to elect to qualify and be taxed as a REIT. Therefore, the 2000 financial statements reflect our operation for a part of the year as an owner and lessor of prisons and other correctional facilities, and a part of the year as an owner, operator and manager of prisons and other correctional facilities. The financial statements for 2001 through 2004 reflect our financial condition, results of operations and cash flows for a full year as an owner, operator and manager of prisons and other correctional facilities.

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

OVERVIEW

The Company

As of December 31, 2004, we owned 42 correctional, detention and juvenile facilities, three of which we lease to other operators. We currently operate 64 facilities, with a total design capacity of approximately 70,000 beds in 19 states and the District of Columbia. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enables us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.

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

We currently have four correctional facilities, our Northeast Ohio Correctional Center, our North Fork Correctional Facility, our Crowley County Correctional Facility and our Prairie Correctional

Facility, which are substantially vacant and provide us with approximately 5,500 available beds. On December 23, 2004, we were awarded a new contract from the BOP to house approximately 1,195 federal inmates at the Northeast Ohio Correctional Center. We expect to begin receiving inmates pursuant to this contract during the second quarter of 2005. We also have an additional facility located in Stewart County, Georgia, which is partially complete. This facility, which is expected to be completed during the second quarter of 2005, will bring approximately 1,500 additional beds on-line. In addition to these facilities, as of December 31, 2004, we also had a total of five facilities that had 200 or more beds available at each facility, providing further potential for increased revenue and cash flow.

As a result of the completion of our recapitalization and refinancing transactions during the previous three years, we have significantly reduced our exposure to variable rate debt, lowered our after tax interest and dividend obligations associated with our outstanding debt and preferred stock, and now have no debt maturities on outstanding indebtedness until 2008. Also as a result of the completion of these capital transactions, covenants under our senior secured credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions, providing us with the financial flexibility to afford the capital investments to create additional beds without unduly straining our capital structure. Standard and Poor’s currently rates our senior secured debt as “BB-” and our senior unsecured debt as “B.” Moody’s Investors Service currently rates our senior secured debt as “Ba3” and our senior unsecured debt as “B1.”

We are utilizing our financial flexibility and liquidity to strategically add bed capacity in a prudent manner. During 2004 we completed the expansion of 1,652 beds at five of our facilities, which we expect to fill with existing customers. In addition, during September 2003, we announced our intention to complete construction of our 1,524-bed Stewart County Correctional Facility located in Stewart County, Georgia, which is expected to be complete during the second quarter of 2005. During February 2005, we announced the commencement of construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona, which is expected to be complete during the first quarter of 2006.

We are also utilizing our financial flexibility and liquidity to continue making investments in technology. While we have been successful in reducing our variable expenses primarily by taking advantage of our purchasing power, we believe the largest opportunity for further reducing our operating expenses depends on our ability to modernize our facility operations through investments in technology. We believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover. Approximately 64% of our operating expenses consist of salaries and benefits. Containing these costs will continue to be challenging. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and medical benefits for our employees continue to increase primarily due to continued rising healthcare costs throughout the country. Unlike the savings reaped in our variable operating expenses, reducing these staffing costs requires a long-term strategy to control such costs through the deployment of newly developed technologies, many of which are unique and new to the corrections industry.

Through the combination of our business development initiatives to increase our revenues by taking advantage of our available beds, and our strategies to generate savings and to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

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

Asset impairments. As of December 31, 2004, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Prior to the year ended December 31, 2003, we provided a valuation allowance to substantially reserve our deferred tax assets in accordance with SFAS 109. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

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

During 2003, the Internal Revenue Service (“the IRS”) completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004, and were paid during the first quarter of 2005.

The repayment of the refund adjusted by the IRS resulted in an increase in the amount of deferred tax assets reflected on our balance sheet for the incremental net operating losses made available to offset taxable income in the future. Prior to this finding by the IRS, we expected to generate sufficient taxable income during 2005 to utilize our remaining federal net operating loss carryforwards. Although the increase in our net operating loss carryforwards resulting from the repayment effectively extends the date in which our net operating loss carryforwards are fully utilized, we nonetheless still expect to generate sufficient taxable income during 2005 to utilize all of our remaining federal net operating loss carryforwards. As a result, the IRS finding and corresponding payment effectively accelerated to the first quarter of 2005 the cash taxes we expected to pay more evenly throughout 2005, having no material impact on the total estimated cash flows for 2005.

Although we expect to utilize our remaining federal net operating losses in 2005, we have approximately $10.3 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses begin expiring in 2005. Accordingly, we have a valuation allowance of $1.0 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of December 31, 2004 and 2003, we had $34.4 million and $32.0 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2004 and 2003, we had $17.2 million and $20.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

The following table sets forth for the years ended December 31, 2004, 2003, and 2002, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

	Owned
	and	Managed
	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2002	37	23	3	1	64

Purchase of Crowley County Correctional Facility	1	—	—	—	1
Expiration of the management contract for the Okeechobee Juvenile Offender Correctional Center	—	(1)	—	—	(1)
Expiration of the management contract for the Lawrenceville Correctional Facility	—	(1)	—	—	(1)

Facilities as of December 31, 2003	38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility	—	(1)	—	—	(1)
Expiration of the management contract for the Southern Nevada Women’s Correctional Center	—	(1)	—	—	(1)

Facilities as of December 31, 2004	38	25	3	1	67

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

During the year ended December 31, 2004, we generated net income available to common stockholders of $61.1 million, or $1.55 per diluted share, compared with net income available to common stockholders of $126.5 million, or $3.44 per diluted share, for the previous year. Contributing to the net income for 2004 compared to the previous year was an increase in operating income of $5.6 million, from $169.4 million during 2003 to $175.0 million during 2004 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses. Net income available to common stockholders was negatively impacted during 2004 as compared to 2003 due to the recognition of an income tax provision in accordance with SFAS 109 during 2004, amounting to $42.1 million, or $1.06 per diluted share, compared with an income tax benefit of $52.4 million, or $1.38 per diluted share during 2003. The income tax benefit during 2003 was primarily the result of our reversal of substantially all of the valuation allowance previously established for our deferred tax assets.

Net income available to common stockholders during 2004 was favorably impacted by the refinancing and recapitalization transactions completed during the second and third quarters of 2003. These transactions included the issuance of 6.4 million shares of common stock at a price of $19.50 per share, along with the issuances of an aggregate $450.0 million principal amount of 7.5% senior notes. The proceeds from these issuances were used to (i) purchase 3.4 million shares of common stock issued upon the conversion of our $40.0 million convertible subordinated notes with a stated rate of 10.0% plus contingent interest accrued at 5.5% (and to pay accrued interest on the notes through the date of purchase) at a price of $19.50 per share, (ii) purchase 3.7 million shares of our 12% series B preferred stock that were tendered in a tender offer at a price of $26.00 per share, including all accrued and unpaid dividends on such shares, (iii) redeem 4.0 million shares of our 8% series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date, and (iv) pay-down a portion of our senior bank credit facility. In connection with the debt issuance during the third quarter of 2003, we also obtained an amendment to our senior bank credit facility that, among other changes, lowered the interest rate applicable to the outstanding balance on the facility. These refinancing and recapitalization transactions effectively reduced the average interest rates on a significant portion of our outstanding indebtedness, and substantially reduced the after-tax dividend obligations associated with our outstanding preferred stock. Partially offsetting the favorable impacts of the refinancing and recapitalization transactions, the Company recorded a non-cash gain of $2.9 million during 2003 associated with the extinguishment of a promissory note issued in connection with certain stockholder litigation that was settled during the first quarter of 2001. In addition, financial results for 2003 included a charge of $6.7 million for expenses associated with the refinancing and recapitalization transactions completed in the second and third quarters of 2003.

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

Our financial results were also favorably impacted by an increase in the amount of interest capitalized, from $0.9 million during 2003 to $5.8 million during 2004, in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest” associated with the construction and expansion projects during 2004 at six of our facilities. We funded these construction and expansion projects with cash on hand and with cash generated from operating activities.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2004 and 2003:

	For the Years Ended
	December 31,
	2004	2003
Revenue per compensated man-day	$49.18	$50.97
Operating expenses per compensated man-day:
Fixed expense	27.69	27.96
Variable expense	9.25	9.75

Total	36.94	37.71

Operating margin per compensated man-day	$12.24	$13.26

Operating margin	24.9%	26.0%

Average compensated occupancy	94.7%	93.0%

Business from our federal customers, including the Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the United States Bureau of Immigration and Customs Enforcement, or ICE, remains strong, while many of our state customers continue to experience budget difficulties. Our federal customers generated 37% of our total revenue for both the years ended December 31, 2004 and 2003. While the budget difficulties experienced by our state customers present challenges with respect to our per-diem rates resulting in pressure on our management revenue in future quarters, these governmental entities are also constrained with respect to funds available for prison construction. We believe the lack of new bed supply combined with state budget difficulties has contributed to the increase in our occupancy and has led several states, some of which have never utilized the private sector, to outsource their correctional needs to us. We currently expect these trends to continue.

Additionally, as expected, we experienced a modest reduction in our operating margins during 2004 compared with 2003 as a result of recent contract awards for facilities we manage but do not own, which, as further described hereafter, provide per diem rates and operating margins at lower levels than our owned and managed business. We entered into these contracts knowing our overall per diem rates and operating margins would decrease slightly; however, the opportunity to both expand our level of service with existing customers and provide services to new customers with very little capital requirements outweighed the effects of the operating margin reductions. Our operating margins were also negatively impacted by the expenses incurred in connection with the resumption of operations and the process of ramping up occupancy at three of our facilities, the Northeast Ohio Correctional Center located in Youngstown, Ohio during the second and third quarters of 2004, the Tallahatchie County Correctional Facility located in Tutwiler, Mississippi during the first and second quarters of 2004, and the managed-only Delta Correctional Facility located in Greenwood, Mississippi during the second quarter of 2004.

Operating expenses totaled $870.6 million and $766.5 million for the years ended December 31, 2004 and 2003, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. Approximately 64% of our operating expenses consist of salaries and benefits. During 2004, salaries and benefits expense at our correctional and detention facilities increased $66.4 million from 2003. The increase in salaries and benefits expense was primarily due to the commencement of operations during January 2004 at six correctional facilities located in Texas pursuant to management contracts awarded by the Texas Department of Criminal Justice (“TDCJ”), as well as marginal increases in staffing levels at numerous facilities across the portfolio to meet rising inmate population needs. However, due to the increase in occupancy, actual salaries and benefits per compensated man-day declined $0.41 per compensated man-day during 2004 as compared to the prior year, as we were able to leverage our salaries and benefits over a larger inmate population. This decrease was partially offset by an increase in utilities expense of $0.08 per compensated man-day due to rising energy costs across the country.

While we were successful in containing or reducing most types of variable expenses, the reduction in variable operating expenses per compensated man-day to $9.25 per compensated man-day during 2004 from $9.75 per compensated man-day during 2003 was primarily due to a reduction in expenses related to legal proceedings in which we are involved, and a decrease in inmate medical expenses. Under the terms of the new Texas management contracts, the TDCJ retained responsibility for all inmate medical requirements.

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

	For the Years Ended
	December 31,
	2004	2003
Owned and Managed Facilities:
Revenue per compensated man-day	$57.02	$55.25
Operating expenses per compensated man-day:
Fixed expense	30.81	29.34
Variable expense	9.96	10.13

Total	40.77	39.47

Operating margin per compensated man-day	$16.25	$15.78

Operating margin	28.5%	28.6%

Average compensated occupancy	90.3%	88.6%

Managed Only Facilities:
Revenue per compensated man-day	$37.23	$42.22
Operating expenses per compensated man-day:
Fixed expense	22.94	25.14
Variable expense	8.15	8.97

Total	31.09	34.11

Operating margin per compensated man-day	$6.14	$8.11

Operating margin	16.5%	19.2%

Average compensated occupancy	102.4%	103.5%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

During January 2004, we entered into an agreement with the state of Vermont to manage up to 700 inmates. The contractual agreement represents the first time the state of Vermont has partnered with the private corrections sector to provide residential services for its inmates. The contractual terms provide for the out-of-state management of male, medium-security Vermont inmates primarily in two of our owned and managed prisons in Kentucky, including Lee Adjustment Center in Beattyville, and Marion Adjustment Center in St. Mary. The influx of inmates from the state of Vermont during 2004, contributed $5.5 million in additional revenue.

Due to a combination of rate increases and/or an increase in population at four of our facilities, including our 2,304-bed Central Arizona Detention Center, 1,600-bed Florence Correctional Center, 1,232-bed San Diego Correctional Facility, and 866-bed D.C. Correctional Treatment Facility, primarily from the USMS, the ICE, and the District of Columbia, total management revenue increased during 2004 from the comparable period in 2003, by $33.5 million at these facilities.

During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the state of Colorado. As of December 31, 2004, repair of the facility was substantially complete. Revenues lost as a result of the transfer of inmates to the state of Colorado are expected to be mitigated by insurance. It is possible, however, that certain incremental costs resulting from the incident, and/or a portion of lost revenues, will not be recovered. Further, the timing of insurance recoveries and the further reduction of Colorado inmate populations since the disturbance has impacted, and management believes will continue to impact, short-term results.

During the third quarter of 2003, we transferred all of the Wisconsin inmates currently housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the state of Wisconsin. As a result of the transfer, North Fork Correctional Facility will remain closed for an indefinite period of time. Accordingly, total management revenue decreased by $12.4 million at this facility during 2004 compared with 2003. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility, but can provide no assurance that we will be successful in doing so.

During 2004, as expected, the state of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility by opening various facilities owned by the State. As further discussed below, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been substantially filled with inmates from the state of Arizona. As of December 31, 2004, the state of Wisconsin housed 68 inmates at the Prairie Correctional Facility, compared with approximately 1,900 Wisconsin inmates held at various facilities at December 31, 2003.

During May 2004, we announced the completion of new agreements with the states of Minnesota and North Dakota to house portions of those states’ inmates at the 1,550-bed Prairie Correctional Facility. Under the Minnesota agreement, we are managing an unspecified number of medium-security, male inmates at the Prairie facility. The population will fluctuate based on the State’s needs and the space available at the Prairie facility. The terms of the contract include an initial one-year period through June 30, 2005, with two one-year renewal options. The North Dakota agreement, which became effective in March 2004, had an initial term through February 2005 with an indefinite number of annual renewal options. The state of North Dakota has not yet exercised its option to renew the contract. However, we continue to house inmates under the contract and expect to receive notification of the renewal in the short term. This contract, similar to the Minnesota agreement, does not indicate a specific inmate population to be managed by us and is also expected to vary based on the State’s needs and space availability. While inmates received pursuant to these contracts will partially offset the reduction in inmate populations from Wisconsin, in the near term we do not expect these inmate populations to reach the levels previously housed at this facility from Wisconsin. At December 31, 2004, we housed 147 Minnesota and 35 North Dakota inmates. We also housed 110 inmates from the state of Washington at this facility pursuant to a contract awarded mid-2004, as further described below.

During March 2004, we entered into an agreement with the state of Arizona to initially manage 1,200 Arizona inmates. The contractual terms provide for the out-of-state management of male, medium-security Arizona inmates at our Diamondback Correctional Facility. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, and was renewed for one year on July 1, 2004. The contract allows for two more one year extension options. As of December 31, 2004, we housed 805 inmates from the state of Arizona at this facility.

During April 2004, we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. We are managing federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. As of December 31, 2004, we housed 287 federal prisoners at this facility. The operating revenues for 2004 were $3.4 million while the operating expenses were $8.5 million and $0.3 million for 2004 and 2003, respectively, at our Northeast Ohio Correctional Center. We believed that re-opening this facility put us in a competitive position to win contract awards for the utilization of the facility.

On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. We expect to begin receiving BOP inmates at this facility in the second quarter of 2005.

During June 2003, we announced our first inmate management contract with the state of Alabama to house up to 1,440 medium security inmates in our Tallahatchie County Correctional Facility, located in Tutwiler, Mississippi, under a temporary emergency agreement to provide the state of Alabama immediate relief of its overcrowded prison system. The facility began receiving inmates in July 2003. Prior to receiving inmates from the state of Alabama, this facility was substantially idle. During January 2004, we received notice from the Alabama Department of Corrections that it would withdraw its inmates housed at the facility. Although the Alabama Department of Corrections withdrew all of their inmates from this facility by mid-March 2004, staffing levels were not reduced significantly at the facility due to negotiations with several potential customers to utilize the beds that became available at this facility. The facility incurred operating losses during 2004 and 2003 (including depreciation and amortization of $2.6 million and $2.5 million, respectively) of $3.6 million and $3.5 million, respectively.

During May 2004, we announced the completion of a contractual agreement to house inmates from the state of Hawaii at the Tallahatchie County Correctional Facility. The new agreement expires on June 30, 2006. In addition, during July 2004 we extended our current contracts to house Hawaiian inmates in our owned and operated Diamondback Correctional Facility, and our Florence Correctional Facility, located in Florence, Arizona for two additional years. Effective August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of December 31, 2004, we housed 1,543 Hawaiian inmates at these three facilities, including 710 inmates at the Tallahatchie County Correctional Facility.

In addition, during June 2004, we announced the completion of a contractual agreement to house up to 128 maximum security inmates from the state of Colorado at the Tallahatchie County Correctional Facility. The terms of the contract include a one-year agreement effective through June 30, 2005, with four one-year renewal options. As of December 31, 2004, we housed 121 inmates from the state of Colorado at the Tallahatchie County Correctional Facility.

In addition, during October 2004, we announced the completion of a contractual agreement with the Mississippi Department of Corrections. We expect to manage an initial population of 128 of the

State’s maximum security inmates at the Tallahatchie facility. The terms of the contract include an initial period which concludes on June 30, 2006, and includes three one-year renewal options. As of December 31, 2004, we housed 127 Mississippi inmates at the Tallahatchie County Correctional Facility.

During July 2004, we announced the completion of a contractual agreement with the state of Washington Department of Corrections. We expect to continue managing male, medium-security inmates at our Prairie Correctional Facility and our Florence Correctional Facility pursuant to this contract. The terms of the contract include an initial one-year period through June 30, 2005, with an unspecified number of renewal options. As of December 31, 2004, we housed 301 Washington inmates at two of our facilities.

We have been notified by the state of Indiana that during the second quarter of 2005 it will remove all of its inmates from our 656-bed Otter Creek Correctional Facility located in Wheelwright, Kentucky to utilize available capacity within the State’s correctional system. As of December 31, 2004, we housed 642 Indiana inmates at the Otter Creek Correctional Facility. We are currently negotiating with existing customers, as well as new customers, to take advantage of the beds that will become available at this facility, but can provide no assurance that we will be successful in replacing the inmates that will be removed from this facility or that the per diem from any such customers will yield as much cash flow as we generated from the state of Indiana.

During the second quarter of 2005, we expect to complete construction on our Stewart County Correctional Facility. Although we currently do not have a contract to house inmates at the 1,524-bed facility, our decision to complete construction was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity. Once construction is complete we will incur depreciation expense on the new facility and will cease capitalizing interest on this project, which will have a negative affect on our results of operations. During 2004, we capitalized $4.3 million in interest costs incurred on this facility. We estimate the book value of the facility to be approximately $70.0 million upon completion of construction. We also expect our occupancy percentage to decline slightly as a result of the additional vacant beds available at the Stewart facility, if we are unable to utilize the beds when they are ready for use.

Fixed expenses per compensated man-day for our owned and managed facilities increased from $29.34 during 2003 to $30.81 during 2004 due primarily to an increase in fixed operating expense for salaries and benefits and utilities across the portfolio of facilities we manage.

Variable expenses per compensated man-day for our owned and managed facilities decreased from $10.13 during 2003 to $9.96 for 2004 due to the aforementioned decrease in litigation expenses across the portfolio of facilities we manage.

Managed-Only Facilities

In November 2003, we announced that the TDCJ awarded us new contracts to manage six state correctional facilities, as part of a procurement re-bid process. The management contracts, all of which became effective January 15, 2004, consist of four jails and two correctional facilities. Based on the TDCJ recommendation, we also retained our contract to manage the Bartlett State Jail, but were not awarded the contract to continue managing the 1,000-bed Sanders Estes Unit located in Venus, Texas, which expired January 15, 2004. Total management revenue increased $45.2 million during 2004 compared with 2003, due to the operation of these facilities, net of a reduction in revenue for the management contract not renewed.

Total revenue per compensated man-day and total variable expenses per compensated man-day decreased for our managed-only facilities primarily because we did not assume responsibility for medical services for inmates provided under terms of our new contracts with the TDCJ. Eliminating this responsibility results in a lower per-diem rate; however, it also reduces the risk that our profitability will be eroded in the future by increasing medical costs. The new Texas contracts accounted for approximately 18% of the total revenue generated from the facilities we managed but did not own during 2004.

On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority from its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The March 2004 contract is for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of December 31, 2004, we housed 955 and 127 inmates from the state of Mississippi and Leflore County, respectively.

Effective August 9, 2004, we elected to terminate our contract to manage the 63-bed Tall Trees juvenile facility owned by Shelby County and located in Memphis, TN. The operating revenues for this facility for during 2004 were $0.5 million, while the operating expenses were $0.9 million.

Our contract for the 1,440-bed David L. Moss Criminal Justice Center expires June 2005. Rather than renew the contract pursuant to its renewal provisions, Tulsa County, Oklahoma, the owner of the facility, decided to solicit a Request for Proposal, or RFP, for the management of the facility. We have provided a response to the RFP, but can provide no assurance that we will be selected for the continued management of this facility, or that a new contract would yield as much cash flow as our existing contract. This facility contributed $21.9 million in total revenue during 2004.

General and administrative expense

For the years ended December 31, 2004 and 2003, general and administrative expenses totaled $48.2 million and $40.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2003 primarily due to an increase in salaries and benefits, combined with an increase in professional services during 2004 compared with 2003.

We have expanded our infrastructure over the past year to implement and support numerous technology initiatives, to maintain closer relationships with existing and potentially new customers in order to identify their needs, and to focus on reducing facility operating expenses. While this has resulted in an annual increase in general and administrative expense, we believe our expanded infrastructure and investments in technology will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.

During 2004, we also incurred increasing expenses associated with (a) the implementation of certain tax strategies, which contributed to a reduction in income tax expense during 2004, and (b) tax planning initiatives that we believe will lower our overall future effective tax rate. See “income tax expense” hereafter for additional information. We have also experienced increasing expenses over the prior year in complying with increasing corporate governance requirements, a significant portion of which was incurred to comply with section 404 of the Sarbanes-Oxley Act of 2002. We also continue to evaluate the potential need to expand our corporate office infrastructure to help ensure the quality and effectiveness of our facility operations. These initiatives could also lead to higher general and administrative expenses in the future.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2004 and 2003. Gross interest expense, net of capitalized interest, was $73.2 million and $78.0 million, respectively, for the years ended December 31, 2004 and 2003. Gross interest expense is based on outstanding borrowings under our senior bank credit facility, 9.875% senior notes, 7.5% senior notes, convertible subordinated notes payable balances, and amortization of loan costs and unused credit facility fees. The decrease in gross interest expense from the prior year was primarily attributable to the aforementioned recapitalization and refinancing transactions completed during the second and third quarters of 2003, which also resulted in a reduction to our preferred stock distributions from the prior year.

Gross interest income was $4.0 million and $3.6 million, respectively, for the years ended December 31, 2004 and 2003. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable and investments of cash and cash equivalents.

Capitalized interest was $5.8 million and $0.9 million during 2004 and 2003, respectively, and was associated with various construction and expansion projects and the installation of a new inmate management system.

Expenses associated with debt refinancing and recapitalization transactions

For the years ended December 31, 2004 and 2003, expenses associated with debt refinancing and recapitalization transactions were $0.1 million and $6.7 million, respectively. The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter of 2004, as well as third party fees associated with the amendment to our senior bank credit facility obtained during the second quarter of 2004.

Charges during the third quarter of 2003 primarily resulted from the write-off of existing deferred loan costs associated with the repayment of the term loan portion of our senior bank credit facility (which repayment was made with proceeds from the issuance of the $200.0 million 7.5% senior notes), premiums paid to defease the remaining outstanding 12% senior notes, and certain fees paid to amend the term portion of our senior bank credit facility. Charges during the second quarter of 2003 included expenses associated with the tender offer for our series B preferred stock, the redemption of our series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of our senior bank credit facility made with proceeds from the common stock and note offerings, a tender premium paid to the holders of the 12% senior notes who tendered their notes to us at a price of 120% of par, and fees associated with the modifications to the terms of the $30.0 million of convertible subordinated notes.

Change in fair value of derivative instruments

On May 16, 2003, 0.3 million shares of common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of our stockholder litigation settlement reached during the first quarter of 2001. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of our common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of our common stock, created a derivative instrument that was valued and accounted for under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended. Since we had previously reflected the maximum obligation of the contingency associated with the state portion of the stockholder litigation on the balance sheet, the extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during the second quarter of 2003.

Income tax benefit (expense)

During the years ended December 31, 2004 and 2003, our financial statements reflected an income tax provision of $42.1 million and an income tax benefit of $52.4 million, respectively. The income tax benefit during the year ended December 31, 2003 was primarily the result of our reversal of substantially all of the valuation allowance previously established for our deferred tax assets.

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As further discussed under “Critical Accounting Policies – Income Taxes,” prior to December 31, 2003, we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore applied a valuation allowance to reserve substantially all of our net deferred tax assets in accordance with SFAS 109. As a result, our financial statements did not reflect a provision for income taxes, other than for certain state taxes. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such deferred tax assets was reversed on December 31, 2003. Accordingly, in the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates using current tax rates.

During 2003, the Internal Revenue Service completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004, and were paid during the first quarter of 2005.

The repayment of the refund adjusted by the IRS resulted in an increase in the amount of deferred tax assets reflected on our balance sheet for the incremental net operating losses made available to offset taxable income in the future. Prior to this finding by the IRS, we expected to generate sufficient taxable income during 2005 to utilize our remaining federal net operating loss carryforwards.

Although the increase in our net operating loss carryforwards resulting from the repayment effectively extends the date in which our net operating loss carryforwards are fully utilized, we nonetheless still expect to generate sufficient taxable income during 2005 to utilize all of our remaining federal net operating loss carryforwards. As a result, the IRS finding and corresponding payment effectively accelerated to the first quarter of 2005 the cash taxes we expected to pay more evenly throughout 2005, having no material impact on the total estimated cash flows for 2005.

During the fourth quarter of 2004, we realized a net income tax benefit of $0.5 million resulting from the implementation of tax planning strategies that are also expected to reduce our future effective tax rate. Additionally, we recorded an income tax benefit of $1.4 million in the third quarter of 2004 which primarily resulted from a change in estimated income taxes associated with certain financing transactions completed during 2003, partially offset by changes in our valuation allowance applied to certain deferred tax assets.

Discontinued operations

During the fourth quarter of 2002, we were notified by the state of Florida of its intention to not renew our contract to manage the 96-bed Okeechobee Juvenile Offender Correctional Center located in Okeechobee, Florida, upon the expiration of a short-term extension to the existing management contract, which expired in December 2002. Upon expiration of the short-term extension, which occurred March 1, 2003, operation of the facility was transferred to the state of Florida. During 2003, the facility generated total revenue of $0.8 million, and incurred total operating expenses of $0.7 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. These results are reported as discontinued operations.

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract, which occurred on March 22, 2003. During 2003, the facility generated total revenue of $4.6 million, and incurred total operating expenses of $5.3 million. Additionally, the expiration of the contract resulted in the impairment of all goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003. Results for 2004 include residual activity from the operation of this facility, including primarily proceeds received from the sale of fully depreciated equipment. These results are reported as discontinued operations.

During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations for year ended December 31, 2004.

Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected to not renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During 2004 and 2003, the facility generated total revenue of $6.1 million and $7.5 million, respectively, and incurred total operating expenses of $7.0 and $8.8 million, respectively.

Distributions to preferred stockholders

For the years ended December 31, 2004 and 2003, distributions to preferred stockholders totaled $1.5 million and $15.3 million. Following the completion of the common stock and notes offering in May 2003, we purchased approximately 3.7 million shares of series B preferred stock for approximately $97.4 million pursuant to the terms of a cash tender offer. The tender offer price for the series B preferred stock (inclusive of all accrued and unpaid dividends) was $26.00 per share. The tender premium payment of the difference between the tender price ($26.00) and the liquidation preference ($24.46) for the shares tendered was reported as a preferred stock distribution in the second quarter of 2003. During the second quarter of 2004, we redeemed the remaining 1.0 million outstanding shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During the year ended December 31, 2003, we generated net income available to common stockholders of $126.5 million, or $3.44 per diluted share, compared with a net loss available to common stockholders of $28.9 million, or $0.82 per diluted share, for the previous year. Contributing to the net income for 2003 compared to the previous year was an increase in operating income of $40.8 million, from $128.6 million during 2002 to $169.4 million during 2003. The increase was due to the commencement of operations at our McRae Correctional Facility in December 2002 and the acquisition of the Crowley County Correctional Facility in January 2003, as well as increased occupancy levels and improved margins. Net income available to common stockholders during 2003 was favorably impacted by an income tax benefit of $52.4 million primarily due to the reversal of the valuation allowance previously established for our deferred tax assets. Weighted average common shares outstanding for 2003 includes the effect of our issuance of 6.4 million shares in connection with the recapitalization in May 2003.

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

Facility Operations

Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2003 and 2002:

	For the Years Ended
	December 31,
	2003	2002
Revenue per compensated man-day	$50.97	$49.63
Operating expenses per compensated man-day:
Fixed expense	27.96	27.78
Variable expense	9.75	10.18

Total	37.71	37.96

Operating margin per compensated man-day	$13.26	$11.67

Operating margin	26.0%	23.5%

Average compensated occupancy	93.0%	89.1%

Business from our federal customers, including the Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the United States Bureau of Immigration and Customs Enforcement, or ICE, remains strong, while many of our state customers have experienced budget difficulties. Our federal customers generated 37% and 33%, respectively, of our total revenue for the years ended December 31, 2003 and 2002.

Operating expenses totaled $766.5 million and $712.7 million for the years ended December 31, 2003 and 2002, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses. During 2003, salaries and benefits expense increased $43.4 million from 2002. The increase in salaries and benefits expense was primarily due to the arrival of inmates at the McRae Correctional Facility beginning in December 2002 and the purchase of the Crowley County Correctional Facility in January 2003. Salaries and benefits per compensated man-day increased $0.50 per compensated man-day during 2003 from 2002.

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

The reduction in variable operating expenses per compensated man-day to $9.75 per compensated man-day during 2003 from $10.18 per compensated man-day during 2002 was primarily due to the renegotiation of our contract for food services. We decided to outsource food services at almost all of the facilities we operate. Outsourcing our food services to one vendor for substantially all of the facilities we manage generated opportunities to produce economies of scale. We also achieved reductions in inmate medical expenses primarily due to the renegotiation of our management contract for the Correctional Treatment Facility located in the District of Columbia, as well as through the negotiation of a national contract with our pharmaceutical provider and reduced reliance on outsourced nursing.

The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2003	2002
Owned and Managed Facilities:
Revenue per compensated man-day	$55.25	$54.61
Operating expenses per compensated man-day:
Fixed expense	29.34	29.62
Variable expense	10.13	11.34

Total	39.47	40.96

Operating margin per compensated man-day	$15.78	$13.65

Operating margin	28.6%	25.0%

Average compensated occupancy	88.6%	83.4%

Managed Only Facilities:
Revenue per compensated man-day	$42.22	$40.83
Operating expenses per compensated man-day:
Fixed expense	25.14	24.51
Variable expense	8.97	8.13

Total	34.11	32.64

Operating margin per compensated man-day	$8.11	$8.19

Operating margin	19.2%	20.1%

Average compensated occupancy	103.5%	101.2%

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

Additionally, during the second quarter of 2003, the state of Wisconsin approved legislation to open various prison facilities owned by the State. The opening of these facilities led to a reduction in the number of inmates we house from the state of Wisconsin at our Diamondback Correctional Facility and our Prairie Correctional Facility, totaling approximately 1,900 inmates at December 31, 2003.

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

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the years ended December 31, 2003 and 2002, we provided a valuation allowance to substantially reserve our deferred tax assets in accordance with SFAS 109. As a result, our financial statements did not reflect a provision for income taxes other than for certain state taxes. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

The removal of the valuation allowance resulted in a significant non-cash reduction in income tax expense during the fourth quarter of 2003. Accordingly, beginning with the first quarter of 2004, our financial statements reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

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

On March 18, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the 1,500-bed Lawrenceville Correctional Center located in Lawrenceville, Virginia, upon the expiration of the contract. Accordingly, we terminated our operation of the facility on March 22, 2003 in connection with the expiration of the contract. During the years ended December 31, 2003 and 2002, the facility generated total revenue of $4.6 million and $20.3 million, respectively, and incurred total operating expenses of $5.3 million and $18.8 million, respectively. Additionally, the expiration of the contract resulted in the impairment of goodwill previously recorded in connection with this facility, which totaled $0.3 million, during the first quarter of 2003.

Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected to not renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During 2003 and 2002, the facility generated total revenue of $7.5 million and $8.3 million, respectively, and incurred total operating expenses of $8.8 and $8.7 million, respectively.

During 2003, additional depreciation and amortization and income tax benefit totaled $0.5 million and $0.9 million, respectively, for these facilities. During 2002, additional depreciation and amortization, interest income, and income tax expense totaled $1.3 million, $0.6 million, and $0.6 million, respectively, for these facilities.

Distributions to preferred stockholders

For the years ended December 31, 2003 and 2002, distributions to preferred stockholders totaled $15.3 million and $21.0 million, respectively, and decreased as the result of the redemption of a substantial portion of our outstanding series A preferred stock and tender offer for our series B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities in order to retain management contracts, and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

On September 10, 2003, we announced an expansion of 594 beds at the Crowley County Correctional Facility located in Olney Springs, Colorado, a facility we acquired in January 2003. The cost of the expansion was approximately $23.3 million and was completed during the fourth quarter of 2004. This expansion was undertaken in anticipation of increasing demand from the states of Colorado and Wyoming. We also announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $26.5 million, with completion estimated to occur during the second quarter of 2005. During the fourth quarter of 2004, we have approximately 273 beds available for use at the Stewart County Correctional Facility. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects. Additionally, in October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center located in Houston, Texas. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $27.1 million and is estimated to be completed during the first quarter of 2005. This expansion is being undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

During January 2004, we announced the expansion of the Florence Correctional Center located in Florence, Arizona by 224 beds. The cost of the expansion was approximately $7.0 million and was completed during the fourth quarter of 2004. The Florence Correctional Center now has a total design capacity of 1,824 beds. The facility currently houses federal inmates as well as inmates from various state and local agencies. The expansion was undertaken in anticipation of increasing demand from federal customers. During January 2004, we also announced a new contract with the USMS to manage up to 800 inmates at our Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, we expanded this facility by 284 beds from a design capacity of 483 beds to 767 beds. The new contract provides a guarantee that the USMS will utilize 400 beds. The cost to expand the facility was approximately $11.1 million and was completed in the fourth quarter of 2004.

On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $75 million, and is slated for completion during the first quarter of 2006. The capacity at the new facility is intended primarily for our existing customers.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2006:

			Estimated cost to
	No. of	Estimated	complete
Facility	beds	completion date	(thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	Second quarter 2005	$3,653

Houston Processing Center Houston, TX	494	First quarter 2005	$3,672

Red Rock Correctional Center Eloy, AZ	1,596	First quarter 2006	$75,000

Total	3,614		$82,325

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. Accordingly, we expect to incur approximately $21.0 million in information technology expenditures during 2005.

We expect to fund our capital expenditure requirements including completion of construction of the Stewart County Correctional Facility, the construction of the Red Rock Correctional Center, and the aforementioned Houston expansion project, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During the years ended December 31, 2004, 2003, and 2002, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income.

During 2003, the Internal Revenue Service completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004, and were paid during the first quarter of 2005.

The repayment of the refund adjusted by the IRS resulted in an increase in the amount of deferred tax assets reflected on our balance sheet for the incremental net operating losses made available to offset taxable income in the future. Prior to this finding by the IRS, we expected to generate sufficient taxable income during 2005 to utilize our remaining federal net operating loss carryforwards. Although the increase in our net operating loss carryforwards resulting from the repayment effectively extends the date in which our net operating loss carryforwards are fully utilized, we nonetheless still expect to generate sufficient taxable income during 2005 to utilize all of our remaining federal net operating loss carryforwards. As a result, the IRS finding and corresponding payment effectively accelerated to the first quarter of 2005 the cash taxes we expected to pay more evenly throughout 2005, having no material impact on the total estimated cash flows for 2005.

As of December 31, 2004, our liquidity was provided by cash on hand of $50.9 million, investments of $8.7 million, and $88.3 million available under our $125.0 million revolving credit facility. During the year ended December 31, 2004 and 2003, we generated $126.0 million and $202.8 million, respectively, in cash through operating activities, and as of December 31, 2004 and 2003, we had net working capital of $130.0 million and $133.6 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to approximately $280.0 million in equity or debt securities, preferred stock and warrants. The “shelf” registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2004 was $126.0 million, compared with $202.8 million for the same period in the prior year and $101.4 million in 2002. Cash provided by operating activities represents the year to date net income or loss plus depreciation and amortization, changes in various components of working capital, and adjustments for various non-cash charges, including primarily deferred income taxes.

The decrease in cash provided by operating activities for the year ended December 31, 2004 was due to the receipt of income tax refunds totaling $33.7 million during 2003 as well as the refinancing of our outstanding preferred stock with long-term debt. Distributions on preferred stock are included in financing activities while interest on outstanding indebtedness is included in operating activities on the statement of cash flows. Negative fluctuations in working capital during 2004 compared with 2003 also contributed to the decrease in cash provided by operating activities. Cash paid of $15.5 million in connection with the recapitalization during May 2003 for contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, was offset by the collection during 2003, of $13.5 million from the Commonwealth of Puerto Rico as final payment for all outstanding balances owed from three facilities we formerly managed.

Investing Activities

Our cash flow used in investing activities was $116.2 million for the year ended December 31, 2004, and was primarily attributable to capital expenditures during the year of $128.0 million, including $80.5 million for acquisition and development activities and $47.5 million for other capital expenditures. Capital expenditures for acquisition and development activities of $80.5 million during 2004 included various facility expansion projects previously discussed herein. Our cash flow used in investing activities was $93.5 million for the year ended December 31, 2003, and was primarily attributable to capital expenditures during the year of $92.2 million, including $56.7 million for acquisition and development activities and $35.5 million for other capital expenditures. Capital expenditures for acquisition and development activities of $56.7 million during 2003 included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. Expenditures for other capital improvements included an increase in our investments in numerous technology initiatives. In addition, during 2003 cash was used to fund restricted cash for a capital improvements, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility.

Financing Activities

Our cash flow used in financing activities was $29.5 million for 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million.

Our cash flow used in financing activities was $83.7 million for the year ended December 31, 2003. During January 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of a then-existing term portion of the credit facility. During May 2003, we completed the recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the term loan portions of the senior bank credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of our 12% senior notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% senior notes. During August 2003, we completed the sale and issuance of $200.0 million of 7.5% senior notes at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million. The proceeds received from the sale and issuance of the senior notes were offset by the prepayment of $240.3 million on the term loan portion of the senior bank credit facility. We paid $7.7 million in costs primarily associated with the debt refinancing transactions during the third quarter of 2003. We also paid $7.4 million in scheduled principal repayments during 2003, and cash dividends of $12.7 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of the tender offer for our series B preferred stock.

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2004 (in thousands):

	Payments Due By Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$2,890	$2,847	$228,708	$66,011	$250,000	$450,000	$1,000,456
Houston Processing Center expansion	3,672	—	—	—	—	—	3,672
Operating leases	267	—	—	—	—	—	267

Total Contractual Cash Obligations	$6,829	$2,847	$228,708	$66,011	$250,000	$450,000	$1,004,395

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During 2004, we paid $71.4 million in interest, including capitalized interest. We had $36.7 million of letters of credit outstanding at December 31, 2004 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2004, 2003, or 2002.

Recent Accounting Pronouncements

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

We have determined that our joint venture, Agecroft Prison Management, Ltd., or APM, is a variable interest entity (“VIE”), of which we are not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, we extended a working capital loan to APM, which totaled $6.5 million, including accrued interest, as of December 31, 2004. The outstanding working capital loan represents our maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes APB Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined the method we plan to adopt.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the footnote, “Accounting for Stock-Based Compensation”, in our Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our senior bank credit facility, which had an outstanding balance of $270.1 million as of December 31, 2004. The interest on our senior bank credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the years ended December 31, 2004, 2003, and 2002, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $2.8 million, $4.8 million and $5.9 million, respectively.

As of December 31, 2004, we had outstanding $250.0 million of senior notes with a fixed interest rate of 9.875%, $450.0 million of senior notes with a fixed rate of 7.5%, and $30.0 million of convertible subordinated notes with a fixed interest rate of 4.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

In order to satisfy a requirement of the senior bank credit facility we purchased an interest rate cap agreement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004, for a price of $1.0 million. We do not currently intend to enter into any additional interest rate protection agreements in the short term.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

Management of Corrections Corporation of America (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page 68.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Corrections Corporation of America

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Corrections Corporation of America and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Corrections Corporation of America and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Nashville, Tennessee
March 4, 2005

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item 10 is hereby incorporated by reference from the information under the headings “Proposal I – Election of Directors-Directors Standing for Election,” “-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2005 annual meeting of stockholders.

As a part of our comprehensive Corporate Compliance Manual, our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.correctionscorp.com or request a copy of any of the foregoing by writing to the following address — Corrections Corporation of America, Attention: Secretary, 10 Burton Hills Boulevard, Nashville, Tennessee 37215.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Corporate Governance – Director Compensation,” “Executive Compensation,” and “Performance Graph” in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004 regarding compensation plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted – Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plan
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a))
Equity compensation plans approved by stockholders	3,800,212	$22.63	1,533,530	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	3,800,212	$22.63	1,533,530	(1)

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 1997 Employee Share Incentive Plan and Amended and Restated 2000 Stock Incentive Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Audit and Non-Audit Fees” in our definitive proxy statement for the 2005 annual meeting of stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CORRECTIONS CORPORATION OF AMERICA

Date: March 7, 2005	By:	/s/ John D. Ferguson

John D. Ferguson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson	March 7, 2005

John D. Ferguson, President and Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Irving E. Lingo, Jr.	March 7, 2005

Irving E. Lingo, Jr., Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William F. Andrews	March 7, 2005

William F. Andrews, Chairman of the Board and Director

/s/ Donna M. Alvarado	March 7, 2005

Donna M. Alvarado, Director

/s/ Lucius E. Burch, III	March 7, 2005

Lucius E. Burch, III, Director

/s/ John D. Correnti	March 7, 2005

John D. Correnti, Director

/s/ John R. Horne	March 7, 2005

John R. Horne, Director

/s/ C. Michael Jacobi	March 7, 2005

C. Michael Jacobi, Director

/s/ Thurgood Marshall, Jr.	March 7, 2005

Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	March 7, 2005

Charles L. Overby, Director

/s/ John R. Prann, Jr.	March 7, 2005

John R. Prann, Jr., Director

/s/ Joseph V. Russell	March 7, 2005

Joseph V. Russell, Director

Henri L. Wedell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company’s Amendment No. 3 to its Registration Statement on Form S-4 (Commission File no. 333-96721), filed with the Commission on December 30, 2002 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Third Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of June 10, 1999, by and between the Company and State Street Bank and Trust Company, as trustee, relating to the issuance of debt securities (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 16, 1999 and incorporated herein by this reference).

4.4	First Supplemental Indenture, by and between the Company and State Street Bank and Trust Company, as trustee, dated as of June 11, 1999, relating to the $100.0 million aggregate principal amount of the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 0-25245), filed with the Commission on August 16, 1999 and incorporated herein by this reference).

4.5	Second Supplemental Indenture by and between the Company and State Street Bank and Trust Company, as Trustee, dated as of April 24, 2002, relating to the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on April 25, 2002 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
4.6	Third Supplemental Indenture by and between the Company and U.S. Bank National Association (formerly known as State Street Bank and Trust Company), as Trustee, dated as of July 10, 2003, relating to the Company’s 12% Senior Notes due 2006 (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.7	Indenture, dated as of May 3, 2002, by and between the Company, and State Street Bank and Trust Company, as Trustee, governing the Company’s 9.875% Senior Notes due 2009 (the “9.875% Senior Notes”) (previously filed as Exhibit 4.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

4.8	Form of promissory note and guarantee for the Company’s 9.875% Senior Notes in the aggregate principal amount of $250.0 million (previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

4.9	Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K. (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.10	Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.11	First Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.12	Second Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.1	Third Amended and Restated Credit Agreement, dated as of May 3, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as Sole Lead Arranger and Sole Book-Running Manager, Deutsche Bank Securities Inc. and UBS Warburg LLC, as Co-Syndication Agents, Société Généralé, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.2	Second Amended and Restated Security Agreement, dated as of May 3, 2002, made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2002 and incorporated herein by this reference).

10.3	First Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of December 27, 2002, by and among the Company, as Borrower, the several lenders from time to time party thereto, and Lehman Commercial Paper Inc., as Administrative Agent, and related subsidiary Assumption Agreement, Consent of Guarantors and Counterpart Signature Pages to Demand Promissory Note and related Endorsement (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.4	Second Amendment and Waiver to Third Amended and Restated Credit Agreement, dated as of April 28, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders, with related Consent of Guarantors attached thereto (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.5	Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2003, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 11, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.6	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 4, 2004, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2004 and incorporated herein by this reference).

10.7*	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of December 31, 2004, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders.

10.8*	Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of February 23, 2005, by and among the Company, as Borrower, the several Lenders from time to time party thereto, Deutsche Bank Securities Inc., as Syndication Agent, Société Généralé, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders.

10.9	Agreement as to Final Determination of Tax Liability and Specific Matters by and between the Company, as successor to Old CCA and its subsidiaries and as successor in interest to Mineral Wells R.E., L.P. and United Concept Limited Partnership, and the Department of the Treasury — Internal Revenue Service of the United States (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on October 28, 2002 and incorporated herein by this reference).

10.10	Agreement of Sale and Purchase, dated as of November 21, 2002, (as amended) by and between the Company and certain subsidiaries of Reckson Associates Realty Corporation, and related Designation of Affiliate letter by the Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (Commission File no. 001-16109), filed with the Commission on January 22, 2003 and incorporated herein by this reference).

10.11	Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 0-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.12	Amendment to Note Purchase Agreement and Note by and between the Company and PMI Mezzanine Fund, L.P., dated April 28, 2003 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.13	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File no. 0-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.14	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.15	Form of Amendment No. 2 to Registration Rights Agreement by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.16	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.17*	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan

10.18	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.19	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.20	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 001-13560), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.21	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.22	Amendment No. 1 to Amended and Restated Corrections Corporation of America 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
10.23	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.24	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2005 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 0-25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.26	First Amendment to Employment Agreement with John D. Ferguson, dated as of December 31, 2002, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.27	Employment Agreement, dated as of January 3, 2005, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.28	Employment Agreement, dated as of July 1, 2002, by and between the Company and James A. Seaton (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.29	Employment Agreement, dated as of February 1, 2003, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.30	Employment Agreement dated as of May 1, 2003, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

10.31	Employment Agreement, dated as of January 3, 2005, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

Exhibit
Number	Description of Exhibits
21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Corrections Corporation of America

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corrections Corporation of America’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Nashville, Tennessee
March 4, 2005

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$50,938	$70,705
Restricted cash	12,965	12,823
Investments	8,686	13,526
Accounts receivable, net of allowance of $1,380 and $1,999, respectively	155,926	135,185
Deferred tax assets	56,410	50,473
Prepaid expenses and other current assets	16,636	8,028
Current assets of discontinued operations	727	2,438

Total current assets	302,288	293,178

Property and equipment, net	1,660,010	1,586,914

Investment in direct financing lease	17,073	17,751
Goodwill	15,563	15,563
Deferred tax assets	—	6,739
Other assets	28,144	38,818
Non-current assets of discontinued operations	—	65

Total assets	$2,023,078	$1,959,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$146,751	$155,877
Income taxes payable	22,207	913
Distributions payable	—	150
Current portion of long-term debt	3,182	1,146
Current liabilities of discontinued operations	125	1,540

Total current liabilities	172,265	159,626

Long-term debt, net of current portion	999,113	1,002,282
Deferred tax liabilities	14,132	—
Other liabilities	21,574	21,655

Total liabilities	1,207,084	1,183,563

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized:
Series A - 300 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $25.00 per share	—	7,500
Series B - 962 shares issued and outstanding at December 31, 2003 stated at liquidation preference of $24.46 per share	—	23,528
Common stock - $0.01 par value; 80,000 shares authorized; 35,415 and 35,020 shares issued and outstanding at December 31, 2004 and 2003, respectively	354	350
Additional paid-in capital	1,451,885	1,441,742
Deferred compensation	(1,736)	(1,479)
Retained deficit	(634,509)	(695,590)
Accumulated other comprehensive loss	—	(586)

Total stockholders’ equity	815,994	775,465

Total liabilities and stockholders’ equity	$2,023,078	$1,959,028

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
REVENUE:
Management and other	$1,144,413	$1,025,493	$925,820
Rental	3,845	3,742	3,701

	1,148,258	1,029,235	929,521

EXPENSES:
Operating	870,572	766,468	712,738
General and administrative	48,186	40,467	36,907
Depreciation and amortization	54,511	52,930	51,291

	973,269	859,865	800,936

OPERATING INCOME	174,989	169,370	128,585

OTHER (INCOME) EXPENSE:
Interest expense, net	69,177	74,446	87,478
Expenses associated with debt refinancing and recapitalization transactions	101	6,687	36,670
Change in fair value of derivative instruments	—	(2,900)	(2,206)
Other (income) expense	943	(414)	(359)

	70,221	77,819	121,583

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	104,768	91,551	7,002
Income tax (expense) benefit	(42,126)	52,352	63,284

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	62,642	143,903	70,286

Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074
Cumulative effect of accounting change	—	—	(80,276)

NET INCOME (LOSS)	62,543	141,783	(7,916)

Distributions to preferred stockholders	(1,462)	(15,262)	(20,959)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$61,081	$126,521	$(28,875)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$1.74	$3.99	$1.78
Income (loss) from discontinued operations, net of taxes	—	(0.07)	0.08
Cumulative effect of accounting change	—	—	(2.90)

Net income (loss) available to common stockholders	$1.74	$3.92	$(1.04)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change	$1.55	$3.50	$1.61
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.06
Cumulative effect of accounting change	—	—	(2.49)

Net income (loss) available to common stockholders	$1.55	$3.44	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,543	$141,783	$(7,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,574	54,011	54,388
Amortization of debt issuance costs and other non-cash interest	6,750	7,505	11,816
Cumulative effect of accounting change	—	—	80,276
Expenses associated with debt refinancing and recapitalization transactions	101	6,687	36,670
Deferred income taxes	14,934	(52,725)	646
Other (income) expense	807	(675)	(469)
Other non-cash items	2,369	2,259	2,455
Income tax benefit of equity compensation	3,683	2,643	—
(Gain) loss on disposals of assets	(24)	266	130
Change in fair value of derivative instruments	—	(2,900)	(2,206)
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(28,654)	2,892	7,706
Income taxes receivable	—	32,499	(32,141)
Accounts payable, accrued expenses and other liabilities	(12,396)	12,294	5,405
Income taxes payable	21,294	(3,692)	(55,371)

Net cash provided by operating activities	125,981	202,847	101,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(80,548)	(56,673)	(4,843)
Expenditures for other capital improvements	(47,480)	(35,522)	(12,254)
Proceeds from sale of investments	5,000	7,000	—
Purchases of investments	(160)	(230)	(20,296)
(Increase) decrease in restricted cash	(66)	(5,460)	5,174
Proceeds from sale of assets	179	487	4,595
(Increase) decrease in other assets	6,257	(4,099)	(3,199)
Purchase of business	—	—	(321)
Payments received on direct financing leases and notes receivable	601	986	1,175

Net cash used in investing activities	(116,217)	(93,511)	(29,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	482,250	890,000
Scheduled principal repayments	(843)	(7,394)	(17,764)
Other principal repayments	—	(387,266)	(878,938)
Payment of debt issuance and other refinancing and related costs	(993)	(18,579)	(37,478)
Proceeds from issuance of common stock	—	124,800	—
Payment of stock issuance costs	—	(7,674)	(21)
Proceeds from exercise of stock options and warrants	4,945	1,276	433
Purchase and retirement of common stock	—	(66,464)	—
Purchase and redemption of preferred stock	(31,028)	(191,984)	(354)
Payment of dividends	(1,612)	(12,706)	(19,648)
Payment to terminate interest rate swap agreement	—	—	(8,847)

Net cash used in financing activities	(29,531)	(83,741)	(72,617)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,767)	25,595	(1,197)

CASH AND CASH EQUIVALENTS, beginning of year	70,705	45,110	46,307

CASH AND CASH EQUIVALENTS, end of year	$50,938	$70,705	$45,110

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)

	For the Years Ended December 31,
	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $5,839 and $900 in 2004 and 2003, respectively)	$65,592	$79,068	$73,067

Income taxes	$3,511	$2,183	$56,396

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$—	$(40,000)	$(1,114)
Common stock	—	34	1
Additional paid-in capital	—	39,512	1,113
Other assets	—	454	—

	$—	$—	$—

The Company acquired a business for debt and cash:
Accounts receivable	$—	$—	$(177)
Prepaid expenses and other current assets	—	—	(21)
Property and equipment, net	—	—	(20)
Other assets	—	—	(578)
Accounts payable and accrued expenses	—	—	300
Debt	—	—	175

	$—	$—	$(321)

The Company issued shares of common stock and a promissory note payable in satisfaction of stockholder litigation:
Accounts payable and accrued expenses	$—	$(5,998)	$—
Long-term debt	—	2,900	—
Common stock	—	3	—
Additional paid-in capital	—	3,051	—
Other assets	—	44	—

	$—	$—	$—

The Company issued Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date:
Distributions payable	$—	$(7,736)	$(11,834)
Preferred stock – Series B	—	7,736	11,834

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity
BALANCE, December 31, 2001	$107,500	$96,566	$279	$1,341,958	$(3,153)	$(793,236)	$(242)	$(2,511)	$747,161

Comprehensive income (loss):
Net loss	—	—	—	—	—	(7,916)	—	—	(7,916)
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	—	(964)	(964)
Amortization of transition adjustment, net of tax	—	—	—	—	—	—	—	2,511	2,511

Total comprehensive loss	—	—	—	—	—	(7,916)	—	1,547	(6,369)

Distributions to preferred stockholders	—	11,834	—	—	—	(20,959)	—	—	(9,125)
Conversion of subordinated notes	—	—	1	1,113	—	—	—	—	1,114
Amortization of deferred compensation, net of forfeitures	—	(167)	—	(223)	1,549	—	—	—	1,159
Stock issuance costs	—	—	—	(21)	—	—	—	—	(21)
Stock options exercised	—	—	—	433	—	—	—	—	433
Retirement of treasury stock	—	—	—	(242)	—	—	242	—	—
Retirement of series B preferred stock	—	(402)	—	48	—	—	—	—	(354)

BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$—	$(964)	$733,998

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

(Continued)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity
BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$—	$(964)	$733,998

Comprehensive income:
Net income	—	—	—	—	—	141,783	—	—	141,783
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	—	378	378

Total comprehensive income	—	—	—	—	—	141,783	—	378	142,161

Distributions to preferred stockholders	—	7,736	—	—	—	(15,262)	—	—	(7,526)
Issuance of common stock, net	—	—	64	117,103	—	—	—	—	117,167
Retirement of common stock	—	—	—	(842)	—	—	—	—	(842)
Deferred tax valuation allowance reversal	—	—	—	2,643	—	—	—	—	2,643
Retirement of series B preferred stock	—	(347)	—	—	—	—	—	—	(347)
Redemption of preferred stock	(100,000)	(91,637)	—	—	—	—	—	—	(191,637)
Conversion of subordinated notes	—	—	34	39,512	—	—	—	—	39,546
Repurchase of common stock	—	—	(34)	(65,588)	—	—	—	—	(65,622)
Warrants exercised	—	—	1	—	—	—	—	—	1
State stockholder litigation settlement	—	—	3	3,051	—	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	—	(55)	—	(71)	1,720	—	—	—	1,594
Restricted stock grant	—	—	1	1,594	(1,595)	—	—	—	—
Stock options exercised	—	—	1	1,274	—	—	—	—	1,275

BALANCE, December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$—	$(586)	$775,465

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

(Continued)

								Accumulated
	Series A	Series B		Additional		Retained		Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Stock	Income (Loss)	Equity
BALANCE, December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$—	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	62,543	—	—	62,543
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	62,543	—	586	63,129

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	—	(1,462)
Income tax benefit of equity compensation	—	—	—	3,683	—	—	—	—	3,683
Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	—	(31,028)
Issuance of common stock	—	—	—	50	—	—	—	—	50
Amortization of deferred compensation, net of forfeitures	—	—	—	(106)	1,318	—	—	—	1,212
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—	—
Stock options exercised	—	—	3	4,942	—	—	—	—	4,945

BALANCE, December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$—	$815,994

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2004, the Company owned 42 correctional, detention and juvenile facilities, three of which the Company leases to other operators. At December 31, 2004, the Company operated 64 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia.

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

Restricted Cash

Restricted cash at December 31, 2004 was $13.0 million, of which $7.2 million represents cash collateral for a guarantee agreement as further described in Note 17 and $5.8 million represents cash for a capital improvements, replacements, and repairs reserve. Restricted cash at December 31, 2003 was $12.8 million, of which $7.1 million represents cash collateral for the guarantee agreement and $5.7 million represents cash for a capital improvements, replacements, and repairs reserve.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2004 and 2003, accounts receivable of $155.9 million and $135.2 million were net of allowances for doubtful accounts totaling $1.4 million and $2.0 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.

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

Investments

Investments consist of cash invested in auction rate securities held by a large financial institution. Auction rate securities have legal maturities that typically are at least twenty years, but have their interest rates reset approximately every 28-35 days under an auction system. Because liquidity in these instruments is provided from third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the securities. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity. Because auction rate securities are frequently re-priced, they trade in the market like short-term investments. These investments are carried at fair value, and are classified as current assets because they are available for sale and are generally available to support the Company’s current operations. Auction rate securities of $13.5 million were reclassified from cash in the prior year financial statements to conform to the current year presentation.

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

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill include contract acquisition costs, a customer list and contract values established in connection with certain business combinations. Contract acquisition costs (included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in connection with mergers and acquisitions completed during 2000. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years. The customer list (included in other non-current assets in the accompanying consolidated balance sheets), which was acquired in connection with the acquisition of a prisoner extradition company on December 31, 2002, is being amortized over seven years, which is the expected life of the customer list.

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

Goodwill

Goodwill represents the cost in excess of the net assets of businesses acquired. As further discussed in Note 3, goodwill is tested for impairment at least annually using a fair-value based approach.

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

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Prior to the year ended December 31, 2003, the Company provided a valuation allowance to substantially reserve its deferred tax assets in accordance with SFAS 109. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

Removal of the valuation allowance resulted in a significant non-cash reduction in income tax expense. In addition, because a portion of the previously recorded valuation allowance was established to reserve certain deferred tax assets upon the acquisitions of two service companies during 2000, in accordance with SFAS 109, removal of the valuation allowance resulted in a reduction to the remaining goodwill recorded in connection with such acquisitions to the extent the reversal related to the valuation allowance applied to deferred tax assets existing at the date the service companies were acquired. In addition, removal of the valuation allowance resulted in an increase in the Company’s additional paid-in capital related to the tax benefits of exercises of employee stock options and of grants of restricted stock. The reduction to goodwill amounted to $4.5 million, while additional paid-in capital increased $2.6 million. The 2004 financial statements reflected, and future financial statements are expected to continue to reflect, a provision for income taxes at the applicable federal and state tax rates on income before taxes.

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

Fair Value of Derivative and Financial Instruments

Derivative Instruments

The Company may enter into derivative financial instrument transactions from time to time in order to mitigate its interest rate risk on a related financial instrument. The Company accounts for these derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates the fair value of its derivative instruments using third-party valuation specialists and option-pricing models that value the potential for the derivative instruments to become in-the-money through changes in interest rates during the remaining term of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

See Note 13 for a further description of derivative instruments outstanding during the three year period ended December 31, 2004.

Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2004 and 2003, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$17,744	$22,623	$18,346	$23,919
Note receivable from APM	$6,078	$9,875	$5,610	$9,323
Debt	$(1,002,295)	$(1,061,566)	$(1,003,428)	$(1,051,629)

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

The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2004, 2003, and 2002, federal correctional and detention authorities represented 37%, 37%, and 33%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the Bureau of Immigration and Customs Enforcement, or ICE (formerly the Immigration and Naturalization Service, or INS). The BOP accounted for 15%, 16%, and 14%, respectively, of total revenue for 2004, 2003, and 2002. The USMS accounted for 14%, 14%, and 12%, respectively, of total revenue for 2004, 2003, and 2002. Both the BOP and USMS have management contracts at facilities the Company owns and at facilities the Company manages but does not own. No other customer generated more than 10% of total revenue during 2004, 2003, or 2002.

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

Other Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See “Recent Accounting Pronouncements” hereafter for a description of a change in future accounting and reporting requirements for all share-based payments, including stock options.

At December 31, 2004, the Company had equity incentive plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2004, 2003, and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Years Ended December 31,
	2004	2003	2002
As Reported:
Income from continuing operations and after preferred stock distributions	$61,180	$128,641	$49,327
Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074
Cumulative effect of accounting change	—	—	(80,276)

Net income (loss) available to common stockholders	$61,081	$126,521	$(28,875)

Pro Forma:
Income from continuing operations and after preferred stock distributions	$57,168	$122,233	$44,166
Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074
Cumulative effect of accounting change	—	—	(80,276)

Net income (loss) available to common stockholders	$57,069	$120,113	$(34,036)

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$1.74	$3.99	$1.78
Income (loss) from discontinued operations, net of taxes	—	(0.07)	0.08
Cumulative effect of accounting change	—	—	(2.90)

Net income (loss) available to common stockholders	$1.74	$3.92	$(1.04)

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$1.55	$3.50	$1.61
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.06
Cumulative effect of accounting change	—	—	(2.49)

Net income (loss) available to common stockholders	$1.55	$3.44	$(0.82)

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$1.63	$3.80	$1.59
Income (loss) from discontinued operations, net of taxes	—	(0.07)	0.08
Cumulative effect of accounting change	—	—	(2.90)

Net income (loss) available to common stockholders	$1.63	$3.73	$(1.23)

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$1.45	$3.33	$1.45
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.06
Cumulative effect of accounting change	—	—	(2.49)

Net income (loss) available to common stockholders	$1.45	$3.27	$(0.98)

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

The Company has determined that its joint venture in APM as discussed in Note 6 is a variable interest entity (“VIE”), of which the Company is not the primary beneficiary. APM has a management contract for a correctional facility located in Salford, England. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $6.5 million, including accrued interest, as of December 31, 2004. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined the method it plans to adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Accounting for Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and liabilities and determined that they continue to be appropriate. The components of the Company’s intangible assets and liabilities are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(839)	$873	$(820)
Customer list	765	(219)	765	(110)
Contract values	(35,688)	16,759	(35,688)	15,336

Total	$(34,050)	$15,701	$(34,050)	$14,406

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2004, 2003, and 2002 was $3.4 million, $3.4 million and $1.8 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2005	$4,223
2006	4,552
2007	4,552
2008	4,552
2009	3,095

4.	PROPERTY AND EQUIPMENT

At December 31, 2004, the Company owned 44 real estate properties, including 42 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and two corporate office buildings. At December 31, 2004, the Company also managed 25 correctional and detention facilities owned by government agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2004	2003
Land and improvements	$36,165	$34,277
Buildings and improvements	1,734,872	1,649,063
Equipment	94,590	66,167
Office furniture and fixtures	23,370	22,225
Construction in progress	68,033	56,675

	1,957,030	1,828,407
Less: Accumulated depreciation	(297,020)	(241,493)

	$1,660,010	$1,586,914

Construction in progress primarily consists of correctional facilities under construction or expansion and software under development for internal use capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $5.8 million and $0.9 million in 2004 and 2003, respectively. No interest was capitalized during 2002.

Depreciation expense was $57.9 million, $56.3 million and $53.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

As of December 31, 2004, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, three facilities, including two that are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

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

During the second quarter of 2004, the Company resumed operations at its Northeast Ohio Correctional Center located in Youngstown, Ohio. Throughout the remainder of 2004, the Company managed 100-300 federal prisoners from United States federal court districts that experienced a lack of detention space and/or high detention costs. On December 23, 2004, the Company announced that it received a contract award from the BOP to house approximately 1,195 federal inmates at this facility. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. The Company expects to receive a Notice to Proceed within 180 days of the contract award.

During the third quarter of 2003, the Company announced its intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. The decision to complete construction of this facility, which is expected to cost $26.5 million, is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During the fourth quarter of 2004, 273 beds were completed and available for use. Construction on the remaining portion of the facility is expected to be complete in the second quarter of 2005. The Company is currently pursuing new management contracts and other opportunities to take advantage of the capacity at the Stewart County Correctional Facility, but can provide no assurance that it will be successful in doing so.

A substantial portion of the Company’s assets are pledged as collateral on the Company’s Senior Bank Credit Facility, as defined in Note 11.

5.	FACILITY ACQUISITIONS, DISPOSITIONS AND EXPANSIONS

On January 17, 2003, the Company purchased the Crowley County Correctional Facility, a medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of $47.5 million. As part of the transaction, the Company also assumed a management contract with the state of Colorado and subsequently entered into a new contract with the state of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its Senior Bank Credit Facility, as defined in Note 11, pursuant to an expansion of the then outstanding Term Loan B Facility, as defined in Note 11, with the balance of the purchase price satisfied with cash on hand.

On September 10, 2003, in anticipation of increasing demand from the states of Colorado and Wyoming, the Company announced its intention to expand by 594 beds the Crowley County Correctional Facility. On July 1, 2004, the Company announced the completion of a contractual agreement with the state of Washington Department of Corrections. The Company currently houses inmates from the state of Washington pursuant to this contract at the Crowley County Correctional Facility as well as at its Prairie Correctional Facility, located in Appleton, Minnesota and its Florence Correctional Center located in Florence, Arizona. The cost of the expansion was approximately $23.3 million and was completed during the fourth quarter of 2004.

In October 2003, the Company announced a new contract with the ICE for up to 905 detainees at its Houston Processing Center located in Houston, Texas. In addition, the Company announced its intention to expand the facility to accommodate detainees under the new contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed. The anticipated cost of the expansion is approximately $27.1 million and is estimated to be completed during the first quarter of 2005.

During January 2004, the Company also announced the signing of a new contract with the USMS to manage up to 800 inmates at its Leavenworth Detention Center located in Leavenworth, Kansas. To fulfill the requirements of this contract, the Company expanded the Leavenworth Detention Center. The new contract provides a guarantee that the USMS will utilize 400 beds. The cost to expand the facility was approximately $11.1 million and was completed during the fourth quarter of 2004.

During January 2004, the Company also announced its intention to expand the Florence Correctional Center. The expansion was completed during the fourth quarter of 2004 at a cost of approximately $7.0 million. The facility currently houses federal inmates as well as inmates from various state and local agencies.

On February 1, 2005, the Company announced the commencement of construction on the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility will be owned and managed by the Company, and is expected to cost approximately $75 million. The project is slated for completion during the first quarter of 2006. The capacity at the new facility is intended primarily for the Company’s existing customers.

6.	INVESTMENT IN AFFILIATE

For the years ended December 31, 2004 and 2002, equity in loss of joint venture was $0.6 million and $0.2 million, respectively, while the Company’s equity in earnings of joint venture was $0.1 million for the year ended December 31, 2003, which is included in other (income) expense in the consolidated statements of operations. The earnings and losses resulted from the Company’s 50% ownership interest in APM, an entity holding the management contract for a correctional facility under a 25-year prison management contract with an agency of the United Kingdom government. The Agecroft facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. As discussed in Note 2, the Company has extended a working capital loan to APM, which totaled $6.5 million, including accrued interest, as of December 31, 2004. Because the Company’s investment in APM has no carrying value, equity in losses of APM are applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2004, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of future minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2005	$2,793
2006	2,793
2007	2,793
2008	2,793
2009	2,793
Thereafter	20,243

Total minimum obligation	34,208
Less unearned interest income	(16,464)
Less current portion of direct financing lease	(671)

Investment in direct financing lease	$17,073

During the years ended December 31, 2004, 2003, and 2002, the Company recorded interest income of $2.2 million, $2.3 million, and $2.3 million, respectively, under this direct financing lease.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Debt issuance costs, less accumulated amortization of $9,773 and $5,417, respectively	$18,827	$22,298
Notes receivable, net	4,921	6,102
Contract acquisition costs, less accumulated amortization of $839 and $820, respectively	34	53
Deposits	2,326	8,629
Customer list, less accumulated amortization of $219 and $110, respectively	546	655
Other	1,490	1,081

	$28,144	$38,818

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Trade accounts payable	$13,219	$16,283
Accrued salaries and wages	16,947	25,573
Accrued workers’ compensation and auto liability	27,168	24,168
Accrued litigation	17,248	20,214
Accrued employee medical insurance	7,212	7,796
Accrued property taxes	12,538	12,142
Accrued interest	11,745	10,893
Other	40,674	38,808

	$146,751	$155,877

10.	DISTRIBUTIONS TO STOCKHOLDERS

Series A Preferred Stock

On December 7, 2001, the Company completed an amendment and restatement of the then outstanding senior bank credit facility, whereby certain financial and non-financial covenants were amended, including the removal of prior restrictions on the Company’s ability to pay cash dividends on shares of its series A preferred stock. Under the terms of the amendment and restatement, the Company was permitted to pay quarterly dividends, when declared by the board of directors, on the shares of its series A preferred stock, including all dividends in arrears. On December 13, 2001, the Company’s board of directors declared a cash dividend on the series A preferred stock for the fourth quarter of 2001 and for the five quarters that had been in arrears, payable on January 15, 2002. As a result of the board’s declaration, the holders of the Company’s series A preferred stock received $3.00 for every share of series A preferred stock they held on the record date. The dividend was based on a dividend rate of 8% per annum of the stock’s stated value of $25.00 per share. The Company paid $12.9 million on January 15, 2002, as a result of this dividend. The Company declared and paid a cash dividend each quarter thereafter at a rate of 8% per annum of the stock’s stated value through the date the series A preferred stock was redeemed. See Note 15 for further discussion of redemptions of the Company’s series A preferred stock during 2003 and 2004.

Quarterly distributions and the resulting tax classification for the series A preferred stock distributions are as follows for the years ended December 31, 2004, 2003, and 2002:

	Record	Payment	Distribution Per		Return of
Declaration Date	Date	Date	Share	Ordinary Income	Capital
12/31/01	12/31/01	01/15/02	$3.00	100.0%	0.0%
03/19/02	03/28/02	04/15/02	$0.50	100.0%	0.0%
06/13/02	06/28/02	07/15/02	$0.50	100.0%	0.0%
09/18/02	09/30/02	10/15/02	$0.50	100.0%	0.0%
12/11/02	12/31/02	01/15/03	$0.50	100.0%	0.0%
03/11/03	03/31/03	04/15/03	$0.50	100.0%	0.0%
06/20/03	06/30/03	07/15/03	$0.50	100.0%	0.0%
09/05/03	09/30/03	10/15/03	$0.50	100.0%	0.0%
12/08/03	12/31/03	01/15/04	$0.50	100.0%	0.0%
02/19/04	03/19/04	03/19/04	$0.36	100.0%	0.0%

Series B Preferred Stock

On December 13, 2000, the Company’s board of directors declared a paid-in-kind dividend on the             shares of series B preferred stock for the period from September 22, 2000 (the original date of issuance) through December 31, 2000, payable on January 2, 2001, to the holders of record of the Company’s series B preferred stock on December 22, 2000. As a result of the board’s declaration, the holders of the Company’s series B preferred stock were entitled to receive 3.3 shares of series B preferred stock for every 100 shares of series B preferred stock they held on the record date. The number of shares to be issued as the dividend was based on a dividend rate of 12% per annum of the stock’s stated value of $24.46 per share. Thereafter, the Company declared and paid a paid-in-kind dividend each quarter through the third quarter of 2003 at a rate of 12% per annum of the stock’s stated value. Beginning in the fourth quarter of 2003, pursuant to the terms of the series B preferred stock, the Company declared and paid a cash dividend on the outstanding shares of series B preferred stock, at a rate of 12% per annum of the stock’s stated value. See Note 15 for further discussion of the tender offer for the Company’s series B preferred stock during 2003 and the redemption of the remaining shares of series B preferred stock during 2004.

The fair market value per share (tax basis) assigned to the shares issued as paid-in-kind, as well as cash dividends for the quarterly distributions and the resulting tax classification for the series B preferred stock distributions are as follows for the years ended December 31, 2004, 2003, and 2002:

			Fair Market	Cash
	Record	Payment	Value Per	Distributions	Ordinary	Return of
Declaration Date	Date	Date	Share	Per Share	Income	Capital
12/11/01	12/21/01	01/02/02	$19.55	—	100.0%	0.0%
03/13/02	03/22/02	04/01/02	$19.30	—	100.0%	0.0%
06/11/02	06/21/02	07/01/02	$23.55	—	100.0%	0.0%
09/11/02	09/20/02	10/01/02	$23.15	—	100.0%	0.0%
12/11/02	12/20/02	01/02/03	$24.73	—	100.0%	0.0%
03/11/03	03/17/03	03/31/03	$24.83	—	100.0%	0.0%
06/09/03	06/16/03	06/30/03	$25.45	—	100.0%	0.0%
09/05/03	09/16/03	09/30/03	$25.37	—	100.0%	0.0%
12/08/03	12/17/03	12/31/03	$—	$0.7338	100.0%	0.0%
03/16/04	03/23/04	03/31/04	$—	$0.7338	100.0%	0.0%
05/14/04	06/28/04	06/28/04	$—	$0.7175	100.0%	0.0%

Common Stock

No quarterly distributions for common stock were made for the years ended December 31, 2004, 2003, and 2002. The Senior Bank Credit Facility restricts the Company from declaring or paying cash dividends on its common stock. Moreover, even if such restriction is ultimately removed, the Company does not currently intend to pay dividends on its common stock in the future.

11.	DEBT

Debt consists of the following (in thousands):

	December 31,
	2004	2003
Senior Bank Credit Facility, with quarterly principal payments of varying amounts with unpaid balance due in March 2008; interest payable periodically at variable interest rates. The interest rate was 4.4% and 3.9% at December 31, 2004 and 2003, respectively.	$270,135	$270,813

9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.8 million and $2.1 million was unamortized at December 31, 2004 and 2003, respectively.	201,839	202,129

4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0% (decreased from 8.0% in May 2003, as further described below).	30,000	30,000

Other	321	486

	1,002,295	1,003,428
Less: Current portion of long-term debt	(3,182)	(1,146)

	$999,113	$1,002,282

Senior Indebtedness

Senior Bank Credit Facility. In May 2002, the Company obtained a $715.0 million senior secured bank credit facility (the “Senior Bank Credit Facility”). Lehman Commercial Paper Inc. served as administrative agent under the facility, which was comprised of a $75.0 million revolving loan with a term of approximately four years (the “Revolving Loan”), a $75.0 million term loan with a term of approximately four years (the “Term Loan A Facility”), and a $565.0 million term loan with a term of approximately six years (the “Term Loan B Facility”). The Term Loan A Facility was repaid during May 2003, with proceeds from the common stock and notes offerings described below, as well as with cash on hand. As described in Note 5, the Term Loan B Facility was expanded by $30.0 million during January 2003 in connection with the purchase of the Crowley County Correctional Facility. All borrowings under the Senior Bank Credit Facility accrued interest at a base rate plus 2.5%, or the London Interbank Offered Rate (“LIBOR”) plus 3.5%, at the Company’s option. The applicable margin for the Revolving Loan was subject to adjustment based on the Company’s leverage ratio. The Company was also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

In connection with a substantial prepayment in August 2003 with net proceeds from the issuance of the $200 Million 7.5% Senior Notes (as hereafter defined) along with cash on hand, the Company amended the Senior Bank Credit Facility to provide: (i) an increase in the capacity of the Revolving Loan to $125.0 million, which includes a $75.0 million subfacility for letters of credit (increased from $50.0 million) that expires on March 31, 2006, and (ii) a $275.0 million term loan expiring March 31, 2008 (the “Term Loan C Facility”), which replaced the Term Loan B Facility. The Term

Loan C Facility accrued interest at a base rate plus 1.75%, or LIBOR plus 2.75%, at the Company’s option. The interest rates and commitment fee on the Revolving Loan were unchanged under terms of the amendment. Covenants under the amended facility provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions, that were further restricted prior to the amendment. In addition, certain mandatory prepayment provisions were eliminated under the terms of the amendment.

On June 4, 2004, the Company executed an amendment to the Senior Bank Credit Facility that allowed the Company to reduce the applicable interest rate spread on the term loan portion of the facility by 50 basis points (0.50%), and to increase the Company’s capital expenditure capacity. The Term Loan C Facility, now referred to as the Term Loan D Facility, bears interest at a base rate plus 1.25%, or LIBOR plus 2.25%, at the Company’s option. The Revolving Loan bears interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option. The Company did not draw from the Revolving Loan in 2004, 2003, or 2002.

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

The credit agreement governing the Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. As of December 31, 2004, the Company was in compliance with all such covenants. In addition, the Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

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

$250 Million 7.5% Senior Notes. Concurrently with the common stock offering further described in Note 15, on May 7, 2003, the Company completed the sale and issuance of $250.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$250 Million 7.5% Senior Notes”). As further described in Note 15, proceeds from the common stock and note offerings were used to purchase shares of common stock issued upon the conversion of the Company’s $40.0 Million Convertible Subordinated Notes (as hereafter defined) (and to pay accrued interest on the notes through the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in a tender offer, to redeem shares of the Company’s series A preferred stock and to pay-down a portion of the Senior Bank Credit Facility outstanding at that time (the “Old Senior Bank Credit Facility”).

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

The Company reported expenses associated with the May 2003 debt refinancing and recapitalization transactions of $2.3 million in connection with the tender offer for the series B preferred stock, the redemption of the series A preferred stock, and the write-off of existing deferred loan costs associated with the repayment of the term loan portions of the Old Senior Bank Credit Facility made with proceeds from the common stock and note offerings.

$200 Million 7.5% Senior Notes. As previously described herein, on August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds from the note offering, along with cash on hand, were used to pay-down $240.3 million of the Term Loan B Facility portion of the Senior Bank Credit Facility.

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

As a result of the early extinguishment of the Old Senior Bank Credit Facility and the redemption of all but $10.8 million of the Company’s 12% Senior Notes, the Company recorded a charge of $36.7 million during the second quarter of 2002, which included the write-off of existing deferred loan costs, certain bank fees paid, premiums paid to redeem the 12% Senior Notes, and certain other costs associated with the refinancing.

During June and July 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of $7.7 million principal amount of the notes tendered their notes to the Company at a price of 120% of par, resulting in a charge of $1.5 million. In connection with the tender offer for the notes, the Company received sufficient consents and further amended the indenture governing the 12% Senior Notes to remove certain restrictions related to the legal defeasance of the notes and the solicitation of consents to waive or amend the terms of the indenture.

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

Guarantees and Covenants. In connection with the registration with the SEC of the 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under the Old Senior Bank Credit Facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $1.6 billion are no longer directly available to the parent corporation to satisfy the obligations under the 9.875% Senior Notes, the $250 Million 7.5% Senior Notes, or the $200 Million 7.5% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2004, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

$40 Million Convertible Subordinated Notes

Prior to their conversion into shares of the Company’s common stock, as further described in Note 15, an aggregate of $40.0 million of 10% convertible subordinated notes of the Company were due December 31, 2008 (the “$40.0 Million Convertible Subordinated Notes”). The conversion price for the notes, which were convertible into shares of the Company’s common stock, was established at $11.90, subject to adjustment in the future upon the occurrence of certain events. At an adjusted conversion price of $11.90, the $40.0 Million Convertible Subordinated Notes were convertible into 3.4 million shares of common stock. In connection with the recapitalization transactions described in Note 15, during May 2003, Income Opportunity Fund I, LLC, Millennium Holdings II LLC, and Millennium Holdings III LLC, which are collectively referred to as MDP, the holders of the notes, converted the entire amount of the notes into shares of the Company’s common stock and subsequently sold such shares to the Company. In addition, the Company paid the outstanding contingent interest balance, which totaled $15.5 million.

$30 Million Convertible Subordinated Notes

As of December 31, 2004, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). Prior to the closing of the Company’s notes and common stock offerings completed in May 2003, these notes accrued interest at 8% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. Effective contemporaneously with the May 2003 closing of the Company’s notes and common stock offerings, the Company and the holder amended the terms of the notes, reducing the interest rate to 4% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to any time after February 28, 2005 from any time after February 28, 2004. As a result of these modifications, the Company reported a charge of $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes. The conversion price for the notes was established at $10.68, subject to adjustment in the future upon the occurrence of certain events, including the payment of dividends and the issuance of stock at below market prices by the Company. The distribution of shares of the Company’s common stock during 2001 and 2003 in connection with the settlement during the first quarter of 2001 of the outstanding stockholder litigation against the Company caused an adjustment to the conversion price of the notes. As a result of the stockholder litigation adjustment, which was finalized on May 16, 2003, the $30.0 Million Convertible Subordinated Notes are convertible into 3.4 million shares of the Company’s common stock, subject to further adjustment in the future upon the occurrence of certain events, which translates into a current conversion price of $8.92.

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

On February 10, 2005, the Company provided notice to the holders of the $30.0 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30.0 Million Convertible Subordinated Notes resulted in the issuance of 3.4 million shares of the Company’s common stock. Although net income and cash flow will no longer reflect interest incurred and paid on such notes, the conversion of the notes into common stock will have no impact on diluted earnings per share because, as further described in Note 16, net income for diluted earnings per share purposes is already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share reflects the incremental shares assuming conversion.

Other Debt Transactions

At December 31, 2004 and 2003, the Company had $36.7 million and $27.3 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2004 are provided by a sub-facility under the Senior Bank Credit Facility with a maximum capacity of up to $125.0 million, thereby reducing the available capacity under the Revolving Loan to $88.3 million.

Debt Maturities

Scheduled principal payments for the next five years and thereafter are as follows (in thousands):

2005	$2,890
2006	2,847
2007	228,708
2008	66,011
2009	250,000
Thereafter	450,000

Total principal payments	1,000,456
Unamortized bond premium	1,839

Total debt	$1,002,295

Cross-Default Provisions

The provisions of the Company’s debt agreements relating to the Senior Bank Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Senior Bank Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Senior Bank Credit Facility.

If the Company were to be in default under the Senior Bank Credit Facility, and if the lenders under the Senior Bank Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the Senior Bank Credit Facility, such events could result in the acceleration of all or a portion of the Company’s Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

12.	INCOME TAXES

The income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Current provision (benefit)
Federal	$21,120	$(4,603)	$(64,365)
State	2,286	1,492	435

	23,406	(3,111)	(63,930)

Deferred provision (benefit)
Federal	16,666	(44,191)	580
State	2,054	(5,050)	66

	18,720	(49,241)	646

Income tax provision (benefit)	$42,126	$(52,352)	$(63,284)

The current income tax provision for 2004 and benefit for 2003 are net of $28.5 million and $39.5 million, respectively, of tax benefits of operating loss carryforwards. The deferred income tax benefit for 2003 is net of approximately $105.5 million of tax benefits related to the reversal of the January 1, 2003 valuation allowance. Additionally, the deferred income tax benefit for 2003 includes $4.5 million that, upon reversal of the valuation allowance, reduced goodwill, and $2.6 million that, upon reversal of the valuation allowance, was credited directly to additional paid-in capital.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,565	$21,638
Net operating loss and tax credit carryforwards	34,845	28,835

Net total current deferred tax assets	$56,410	$50,473

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$1,572	$904
Net operating loss and tax credit carryforwards	23,740	20,119
Other	9,136	12,283

Total noncurrent deferred tax assets	34,448	33,306
Less valuation allowance	(6,457)	(4,241)

Net noncurrent deferred tax assets	27,991	29,065

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(41,718)	(21,330)
Other	(405)	(996)

Total noncurrent deferred tax liabilities	(42,123)	(22,326)

Net total noncurrent deferred tax assets (liabilities)	$(14,132)	$6,739

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Prior to the year ended December 31, 2003, the Company provided a valuation allowance to substantially reserve its deferred tax assets in accordance with SFAS 109. However, at December 31, 2003, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. As a result, in accordance with SFAS 109, the valuation allowance applied to such deferred tax assets was reversed.

A reconciliation of the income tax provision (benefit) at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.0	4.0	4.0
Permanent differences	3.1	4.7	1.7
Change in valuation allowance	2.1	(97.6)	(947.9)
Other items, net	(4.0)	(3.3)	3.4

	40.2%	(57.2)%	(903.8)%

On March 9, 2002, the “Job Creation and Worker Assistance Act of 2002” was signed into law. Among other changes, the law extended the net operating loss carryback period to five years from two years for net operating losses arising in tax years ending in 2001 and 2002, and allowed use of net operating loss carrybacks and carryforwards to offset 100% of the alternative minimum taxable income. The Company experienced tax losses during 2002 primarily resulting from a cumulative effect of accounting change in depreciable lives of property and equipment for tax purposes, and the Company experienced tax losses during 2001 resulting primarily from the sale of assets at prices below the tax basis of such assets. Under terms of the new law, the Company utilized its net operating losses to offset taxable income generated in 1997 and 1996. As a result of this tax law change in 2002, the Company received an income tax refund of $32.2 million relating to the 2001 tax year in April 2002, and received an income tax refund of $32.1 million relating to the 2002 tax year in May 2003.

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

During 2003, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the Company’s carryback claim by approximately $16.3 million of the aforementioned refunds previously claimed and received by the Company during 2002 and 2003. A portion of the Company’s tax loss was deemed not to be available for carryback to 1997 and 1996 due to the Company’s restructuring that occurred between 1997 and 2001. However, the Company will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, the Company was obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in the accompanying consolidated financial statements as of December 31, 2004, and were paid during the first quarter of 2005.

During the fourth quarter of 2004, the Company realized a net income tax benefit of $0.5 million resulting from the implementation of tax planning strategies that are also expected to reduce the Company’s future effective tax rate. Additionally, the Company recorded an income tax benefit of $1.4 million in the third quarter of 2004 which primarily resulted from a change in estimated income taxes associated with certain financing transactions completed during 2003, partially offset by changes in the Company’s valuation allowance applied to certain deferred tax assets.

While the Company believes it will utilize the remainder of its federal net operating losses in 2005, the state net operating losses, which will be used to offset future state taxable income, begin expiring in 2005. Accordingly, the Company has a valuation allowance of $1.0 million for the estimated amount of the net operating losses that will expire unused in addition to a $5.5 million valuation allowance related to state tax credits that are expected to expire unused. Because the realization of the remaining net operating losses is dependent on many factors, as previously described, the Company’s estimate of realizable benefits could change in the future.

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

The Senior Bank Credit Facility obtained in May 2002 required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company continued to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expired throughout the term of the cap agreement, amounting to $0.6 million in 2004 and $0.4 million in 2003. The Company met the hedge accounting criteria under SFAS 133 and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement was marked to market each reporting period, and the change in the fair value of the interest rate cap agreement of $0.6 million and $0.4 million during the years ended December 31, 2004 and 2003, respectively, was reported through other comprehensive income in the statements of stockholders’ equity.

On May 16, 2003, 0.3 million shares of the Company’s common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of the stockholder litigation settlement reached during the first quarter of 2001. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of the Company’s common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. The extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during 2003.

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

The results of operations, net of taxes, and the assets and liabilities of four correctional facilities and three juvenile facilities, one of which was owned by the Company and operated by an independent third party, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2004, 2003, and 2002.

In late 2001 and early 2002, the Company was provided notice from the Commonwealth of Puerto Rico of its intention to terminate the management contracts at the Ponce Young Adult Correctional Facility and the Ponce Adult Correctional Facility, upon the expiration of the management contracts in February 2002. Attempts to negotiate continued operation of these facilities were unsuccessful. As a result, the transition period to transfer operation of the facilities to the Commonwealth of Puerto Rico ended May 4, 2002, at which time operation of the facilities was transferred to the Commonwealth of Puerto Rico. The Company recorded a non-cash charge of $1.8 million during the second quarter of 2002 for the write-off of the carrying value of assets associated with the terminated management contracts. During the first quarter of 2004, the Company received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs the Company previously made to the Ponce Adult Correctional Facility. These proceeds, net of taxes, are included in 2004 as discontinued operations.

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

The following table summarizes the results of operations for these facilities for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
REVENUE:
Managed-only	$6,707	$12,868	$53,495
Rental	—	—	360

	6,707	12,868	53,855

EXPENSES:
Managed-only	6,973	14,822	48,639
Depreciation and amortization	63	1,081	3,096

	7,036	15,903	51,735

OPERATING INCOME (LOSS)	(329)	(3,035)	2,120

OTHER INCOME (EXPENSE):
Interest income	—	—	575
Other income (expense)	160	(5)	(21)

	160	(5)	554

INCOME (LOSS) BEFORE INCOME TAXES	(169)	(3,040)	2,674

Income tax benefit (expense)	70	920	(600)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(99)	$(2,120)	$2,074

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2004	2003
ASSETS
Accounts receivable	$727	$2,438

Total current assets	727	2,438

Property and equipment, net	—	65

Total assets	$727	$2,503

LIABILITIES
Accounts payable and accrued expenses	$125	$1,540

Total current liabilities	$125	$1,540

15.	STOCKHOLDERS’ EQUITY

Common Stock

Common Stock Offering. Concurrently with the sale and issuance of the $250 Million 7.5% Senior Notes further described in Note 11, on May 7, 2003, the Company completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of $117.0 million after the payment of estimated costs associated with the issuance. Proceeds from the common stock and notes offerings were used to purchase shares of common stock issued upon conversion of the Company’s $40.0 Million Convertible Subordinated Notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of the Company’s series B preferred stock that were tendered in a tender offer, to redeem shares of the Company’s series A preferred stock, each as further described hereafter, and to pay-down a portion of the Old Senior Bank Credit Facility, as further described in Note 11. A stockholder of the Company also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.1 million shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares from the selling stockholder.

The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time. As a result of the common stock offering and issuance of the $250 Million 7.5% Senior Notes using the universal shelf registration, the Company has approximately $280.0 million available under which it may issue securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Purchase of Shares of Common Stock Issuable Upon Conversion of the $40.0 Million Convertible Subordinated Notes. Pursuant to the terms of an agreement by and among the Company and MDP, immediately following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes, MDP converted the $40.0 Million Convertible Subordinated Notes into 3.4 million shares of the Company’s common stock and subsequently sold such shares to the Company. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was $81.1 million. The shares purchased were cancelled under the terms of the Company’s charter and Maryland law and now constitute authorized but unissued shares of the Company’s common stock.

Restricted shares. During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens, which were each valued at $1.6 million on the respective dates of the awards. All of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007, unless forfeited by the recipients. During 2004 and 2003, the Company expensed $0.9 million and $0.4 million, net of forfeitures, relating to the restricted common stock. As of December 31, 2004, 139,600 of these shares of restricted stock remained subject to vesting.

Series A Preferred Stock

The Company had originally authorized 20.0 million shares of $0.01 par value non-voting preferred stock, of which 4.3 million shares are designated as series A preferred stock. The Company issued 4.3 million shares of its series A preferred stock on January 1, 1999 in connection with a merger completed during 1999. The shares of the Company’s series A preferred stock were redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s series A preferred stock had no stated maturity, sinking fund provision or mandatory redemption and were not convertible into any other securities of the Company. Dividends on shares of the Company’s series A preferred stock were cumulative from the date of original issue of such shares and were payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%.

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

Redemption of Series A Preferred Stock in 2004. During the first quarter of 2004, the Company completed the redemption of the remaining 0.3 million shares of series A preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends through the redemption date.

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

The shares of series B preferred stock issued by the Company provided for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends were payable quarterly in arrears, in additional shares of series B preferred stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends were made on the Company’s series A preferred stock. The shares of the series B preferred stock were callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company’s 12% Senior Notes.

Approximately 4.2 million shares of series B preferred stock were converted into 9.5 million shares of common stock during two conversion periods in 2000. The remaining shares of series B preferred stock, as well as additional shares issued as dividends, were not convertible into shares of the Company’s common stock.

During 2003 and 2002, the Company issued 0.3 million and 0.5 million shares, respectively, of series B preferred stock in satisfaction of the regular quarterly distributions. See Note 10 for further information about distributions on the Company’s shares of series B preferred stock.

Series B Restricted Stock. During 2001, the Company issued 0.2 million shares of series B preferred stock under two series B preferred stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of series B preferred stock were granted to certain of the Company’s key employees and wardens.

Under the terms of the Series B Restricted Stock Plans, the shares in the key employee plan vested in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vested all at one time in May 2004. During the years ended December 31, 2004, 2003, and 2002, the Company expensed $0.3 million, $0.6 million, and $0.5 million, net of forfeitures, respectively, relating to the Series B Restricted Stock Plans.

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

Redemption of Series B Preferred Stock. During the second quarter of 2004, the Company completed the redemption of the remaining 1.0 million shares of its 12.0% series B preferred stock at the stated rate of $24.46 per share plus accrued dividends through the redemption date.

Stock Warrants

In connection with a merger completed during 2000, the Company issued stock purchase warrants for the purchase of 213,000 shares of the Company’s common stock as partial consideration to acquire the voting common stock of the acquired entity. The warrants issued allow the holder to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share and approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share. These warrants expire September 29, 2005. On May 27, 2003, the holder of the warrants purchased approximately 142,000 shares of common stock pursuant to the warrants at an exercise price of $0.01 per share. Also in connection with the merger completed during 2000, the Company assumed the obligation to issue warrants for approximately 75,000 shares of its common stock, at a price of $33.30 per share, through the expiration date of such warrants on December 31, 2008.

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

Stock option transactions relating to the Company’s incentive and non-qualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option
Outstanding at December 31, 2001	2,432	$25.30
Granted	926	$17.04
Cancelled	(207)	$58.86
Exercised	(49)	$8.77

Outstanding at December 31, 2002	3,102	$20.86
Granted	774	$17.29
Cancelled	(84)	$19.74
Exercised	(122)	$10.43

Outstanding at December 31, 2003	3,670	$20.48
Granted	696	$30.53
Cancelled	(220)	$25.03
Exercised	(346)	$14.28

Outstanding at December 31, 2004	3,800	$22.63

The weighted average fair value of options granted during 2004, 2003, and 2002 was $12.07, $7.39, and $8.10 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	36.6%	42.0%	45.8%
Risk-free interest rate	3.6%	2.8%	4.0%
Expected life of options	6 years	6 years	6 years

     Stock options outstanding at December 31, 2004, are summarized below:

	Options	Weighted average	Options
	outstanding at	remaining	exercisable at	Weighted average
	December 31, 2004	contractual life	December 31, 2004	exercise price of
Exercise Price	(in thousands)	(in years)	(in thousands)	options exercisable
$8.75 – 19.91	2,747	6.81	1,914	$11.83
$21.11 – 27.38	77	8.07	50	$22.12
$29.87 – 39.97	762	8.55	169	$31.46
$66.57 – 159.31	214	2.46	214	$118.74

	3,800	6.94	2,347	$23.21

At the Company’s 2003 annual meeting of stockholders held in May 2003, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2000 Stock Incentive Plan by 1.5 million shares raising the total to 4.0 million shares. In addition, the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 75,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2004, the Company had 1,533,530 shares available for issuance under the 2000 Stock Incentive Plan and another existing plan, and 71,856 shares available for issuance under the Non-Employee Directors’ Compensation Plan.

The Company has adopted the disclosure-only provisions of SFAS 123 and accounts for stock-based compensation using the intrinsic value method as prescribed in APB 25. As a result, no compensation cost has been recognized for the Company’s stock option plans under the criteria established by SFAS 123. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2004, 2003, and 2002, consistent with the provisions of SFAS 123, are disclosed in Note 2.

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

A reconciliation of the numerator and denominator of the basic earnings (loss) per share computation to the numerator and denominator of the diluted earnings (loss) per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2004	2003	2002
NUMERATOR
Basic:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$61,180	$128,641	$49,327
Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074
Cumulative effect of accounting change	—	—	(80,276)

Net income (loss) available to common stockholders	$61,081	$126,521	$(28,875)

Diluted:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$61,180	$128,641	$49,327
Interest expense applicable to convertible notes, net of taxes	720	4,496	2,400

Diluted income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	61,900	133,137	51,727
Income (loss) from discontinued operations, net of taxes	(99)	(2,120)	2,074
Cumulative effect of accounting change	—	—	(80,276)

Diluted net income (loss) available to common stockholders	$61,801	$131,017	$(26,475)

DENOMINATOR
Basic:
Weighted average common shares outstanding	35,059	32,245	27,669

Diluted:
Weighted average common shares outstanding	35,059	32,245	27,669
Effect of dilutive securities:
Stock options and warrants	1,301	917	621
Stockholder litigation	—	115	310
Convertible notes	3,362	4,523	3,370
Restricted stock-based compensation	58	249	238

Weighted average shares and assumed conversions	39,780	38,049	32,208

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$1.74	$3.99	$1.78
Income (loss) from discontinued operations, net of taxes	—	(0.07)	0.08
Cumulative effect of accounting change	—	—	(2.90)

Net income (loss) available to common stockholders	$1.74	$3.92	$(1.04)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations before cumulative effect of accounting change and after preferred stock distributions	$1.55	$3.50	$1.61
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.06
Cumulative effect of accounting change	—	—	(2.49)

Net income (loss) available to common stockholders	$1.55	$3.44	$(0.82)

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

The USCC ESOP Litigation. During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs in the action. As described below, the Company is currently in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount.

The USCC ESOP litigation, entitled Horn v. McQueen, continued to proceed, however, against two other defendants, Milton Thompson and Robert McQueen, both of whom were stockholders and executive officers of USCC and trustees of the ESOP prior to the Company’s acquisition of USCC. In the Horn litigation, the ESOP participants alleged numerous violations of the Employee Retirement Income Security Act, including breaches of fiduciary duties to the ESOP by causing the ESOP to overpay for employer securities. On July 29, 2002, the United States District Court of the Western District of Kentucky found that McQueen and Thompson had breached their fiduciary duties to the ESOP and had acted to benefit themselves to the detriment of the ESOP participants. In January 2005, the Court determined that the plaintiffs were entitled to recover approximately $21 million in damages, including pre-judgment interest, from McQueen and Thompson.

In or about the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and the Company seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross-claim in the Northfield litigation against the Company in which they asserted the Company was obligated to indemnify them for any liability arising out of the Horn litigation, which could now total more than $21 million. Among other claims, McQueen and Thompson assert that, as the result of the Company’s alleged failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from the Company for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss.

On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or the Company. Though it did not then resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their independent obligation to provide timely notice to the carrier because of the Company’s alleged failure to provide timely notice to the carrier. On March 31, 2004 the United States District Court granted the Company’s summary judgment motion with respect to most of the contentions made by McQueen and Thompson in their effort to seek indemnification. In January 2005, the Company filed an additional motion for summary judgment on the remaining theory of liability asserted by McQueen and Thompson in the federal lawsuit. McQueen and Thompson have also filed a state court action essentially duplicating their cross-claim in the federal case, and the Company has initiated claims against the lawyer who jointly represented the Company, McQueen and Thompson in the Horn litigation. In addition, the Company has asserted claims against McQueen and Thompson for indemnification for the $575,000 and attorneys’ fees incurred by the Company in connection with the Horn litigation.

The Company cannot predict whether it will be successful in recovering all or a portion of the amount it has paid in settlement of the Horn litigation. With respect to the cross-claim and the state court claims made by McQueen and Thompson, the Company believes that such claims are without merit and that the Company will be able to defend itself successfully against such claims and/or any additional claims of such nature that may be brought in the future; however, no assurance can be given that the Company will prevail in either the federal proceedings or the state proceedings. If the Company were ordered to indemnify McQueen and Thompson in whole or in part, such an outcome could have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

Corrections Facilities Development, LLC Litigation. During the first quarter of 2005, the Company settled a lawsuit it filed against Corrections Facilities Development, LLC (“CFD”) seeking a declaratory judgment regarding the Company’s obligations pursuant to a consulting agreement, as amended, with CFD and the validity of that agreement under applicable law. CFD had filed certain counterclaims against the Company. The settlement of that lawsuit resulted in the dismissal of all claims and did not have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

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

Income Tax Contingencies

The Internal Revenue Service is currently auditing the Company’s federal income tax return for the taxable year ended December 31, 2002. The IRS has not completed the audit and therefore, results of the audit have not been determined. However, the Company does not believe the outcome of such audit will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $57.1 million at December 31, 2004 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2004, the outstanding principal balance of the bonds exceeded the purchase price option by $12.8 million. The Company also maintains a restricted cash account of $7.2 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Retirement Plan

All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 20% of their eligible compensation. For the years ended December 31, 2004, 2003, and 2002, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.

During the years ended December 31, 2004, 2003, and 2002, the Company’s discretionary contributions to the Plan, net of forfeitures, were $6.0 million, $4.7 million, and $4.3 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved the Company’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives that elect not to participate in the Company’s 401(k) Plan. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing the Company’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. The Company matches 100% of employee contributions up to 5% of total cash compensation. The Company also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon vest over a three-year period from the date of each contribution. Vesting provisions of the Plan were amended effective January 1, 2005 to conform with the vesting provisions of the Company’s 401(k) Plan for all matching contributions beginning in 2005. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of the Company), at the election of the participant, but not later than the fifteenth day of the month following the month the individual attains age 65.

During 2004, 2003 and 2002, the Company provided a fixed return of 7.7%, 8.2% and 8.6%, respectively, to participants in the Deferred Compensation Plans. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2004, 2003 and 2002, the Company recorded $162,000, $184,000 and $45,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2004 and 2003, the Company’s liability related to the Deferred Compensation Plans was $1.6 million and $0.8 million, respectively, which was reflected in accounts payable, accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

The Company currently has employment agreements with several of its executive officers which provide for the payment of certain severance amounts upon an event of termination or change of control, as further defined in the agreements.

18.	SEGMENT REPORTING

As of December 31, 2004, the Company owned and managed 39 correctional and detention facilities, and managed 25 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2004, 2003, and 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Owned and managed	$787,397	$732,465	$639,104
Managed-only	337,504	274,022	270,687

Total management revenue	1,124,901	1,006,487	909,791

Operating expenses:
Owned and managed	563,058	523,202	479,336
Managed-only	281,815	221,374	216,407

Total operating expenses	844,873	744,576	695,743

Facility contribution:
Owned and managed	224,339	209,263	159,768
Managed-only	55,689	52,648	54,280

Total facility contribution	280,028	261,911	214,048

Other revenue (expense):
Rental and other revenue	23,357	22,748	19,730
Other operating expense	(25,699)	(21,892)	(16,995)
General and administrative expense	(48,186)	(40,467)	(36,907)
Depreciation and amortization	(54,511)	(52,930)	(51,291)

Operating income	$174,989	$169,370	$128,585

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Capital expenditures:
Owned and managed	$84,691	$60,523	$10,110
Managed-only	5,178	2,825	1,419
Corporate and other	40,899	28,843	5,411
Discontinued operations	3	4	157

Total capital expenditures	$130,771	$92,195	$17,097

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2004	2003
Assets:
Owned and managed	$1,672,463	$1,606,675
Managed-only	82,228	72,806
Corporate and other	267,660	277,044
Discontinued operations	727	2,503

Total assets	$2,023,078	$1,959,028

19.	SUBSEQUENT EVENTS

During February 2005, the Company announced that it received notification from the Indiana Department of Corrections of its intent to return to Indiana approximately 620 male Indiana inmates currently housed at the Company’s Otter Creek Correctional Center in Wheelwright, Kentucky. The Company is working with Indiana corrections officials on plans to return the inmates to the Indiana corrections system by the end of May 2005. The Company is pursuing opportunities with a number of potential customers, including the Kentucky Department of Corrections, to fill the vacant space. However, if the Company is unable to obtain a new agreement it intends to implement a phased closure of the Otter Creek facility that will coincide with the return of Indiana inmates.

During February 2005, the Company issued 182,966 shares of restricted common stock to the Company’s employees, with an aggregate value of $7.2 million. Unless earlier vested under the terms of the restricted stock, 93,890 shares issued to officers and executive officers are subject to vesting over a three year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2005, 2006 and 2007. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Unless earlier vested under the terms of the restricted stock, the remaining 89,076 shares of restricted stock issued to certain other employees of the Company vest during 2008.

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,		December 31,
	2004	2004	2004		2004

Revenue	$276,811	$287,384	$290,276		$293,787
Operating income	42,649	44,046	43,252		45,042
Income tax expense	(9,975)	(10,931)	(9,038	)(1)	(12,182	)(2)
Income from continuing operations	14,962	15,493	17,144		15,043
Income (loss) from discontinued operations, net of taxes	222	(69)	(136)		(116)
Net income available to common stockholders	14,370	14,776	17,008		14,927

Basic earnings per share:
Income from continuing operations	0.40	0.42	0.49		0.42
Income from discontinued operations, net of taxes	0.01	—	—		—

Net income available to common stockholders	$0.41	$0.42	$0.49		$0.42

Diluted earnings per share:
Income from continuing operations	$0.36	$0.38	$0.43		$0.38
Income from discontinued operations, net of taxes	0.01	—	—		—

Net income available to common stockholders	$0.37	$0.38	$0.43		$0.38

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenue	$248,485	$252,312	$261,515	$266,923
Operating income	42,508	40,941	41,204	44,717
Income tax benefit (expense)	170	—	(277)	52,459	(3)
Income from continuing operations	24,755	20,369	19,440	79,339
Income (loss) from discontinued operations, net of taxes	(1,853)	(139)	(403)	275
Net income available to common stockholders	17,422	12,140	18,201	78,758

Basic earnings (loss) per share:
Income from continuing operations	0.70	0.38	0.54	2.26
Income (loss) from discontinued operations, net of taxes	(0.07)	—	(0.01)	0.01

Net income available to common stockholders	$0.63	$0.38	$0.53	$2.27

Diluted earnings (loss) per share:
Income from continuing operations	$0.61	$0.34	$0.48	$2.00
Income (loss) from discontinued operations, net of taxes	(0.05)	—	(0.01)	0.01

Net income available to common stockholders	$0.56	$0.34	$0.47	$2.01

(1)	Financial results for the third quarter of 2004 included income tax benefits netting $0.03 per diluted share primarily resulting from a change in estimated income taxes associated with certain financing transactions completed during 2003.

(2)	Financial results for the fourth quarter of 2004 included income tax charges netting $0.03 per diluted share related to an assessment by the Internal Revenue Service of taxes associated with prior refunds received by the Company during 2002 and 2003, partially offset by a net income tax benefit for the implementation of tax planning strategies that are expected to reduce the Company’s future effective tax rate.

(3)	See Note 12 for a further explanation of the income tax benefits recognized during the fourth quarter of 2003.