Form 10-Q
period 2005-03-31
CORRECTIONS CORP OF AMERICA
filed 2005-05-09
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2005:

Shares of Common Stock, $0.01 par value per share: 39,159,979 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$48,407	$50,938
Restricted cash	11,021	12,965
Investments	8,744	8,686
Accounts receivable, net of allowance of $1,422 and $1,380, respectively	150,253	155,926
Deferred tax assets	56,756	56,410
Prepaid expenses and other current assets	18,830	16,636
Current assets of discontinued operations	—	727

Total current assets	294,011	302,288

Property and equipment, net	1,665,162	1,660,010

Investment in direct financing lease	16,899	17,073
Goodwill	15,425	15,563
Other assets	26,875	28,144

Total assets	$2,018,372	$2,023,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$152,104	$146,751
Income taxes payable	6,404	22,207
Current portion of long-term debt	2,014	3,182
Current liabilities of discontinued operations	35	125

Total current liabilities	160,557	172,265

Long-term debt, net of current portion	985,166	999,113
Deferred tax liabilities	9,701	14,132
Other liabilities	21,408	21,574

Total liabilities	1,176,832	1,207,084

Commitments and contingencies

Common stock – $0.01 par value; 80,000 shares authorized; 39,129 and 35,415 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	391	354
Additional paid-in capital	1,492,238	1,451,885
Deferred compensation	(7,641)	(1,736)
Retained deficit	(643,448)	(634,509)

Total stockholders’ equity	841,540	815,994

Total liabilities and stockholders’ equity	$2,018,372	$2,023,078

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2005	2004
REVENUE:
Management and other	$284,958	$275,863
Rental	972	948

	285,930	276,811

EXPENSES:
Operating	220,582	210,341
General and administrative	12,538	10,969
Depreciation and amortization	14,200	12,852

	247,320	234,162

OPERATING INCOME	38,610	42,649

OTHER (INCOME) EXPENSE:
Interest expense, net	17,428	17,641
Expenses associated with debt refinancing and recapitalization transactions	35,032	25
Other (income) expense	(124)	46

	52,336	17,712

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,726)	24,937

Income tax (expense) benefit	4,787	(9,975)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,939)	14,962

Income from discontinued operations, net of taxes	—	222

NET INCOME (LOSS)	(8,939)	15,184

Distributions to preferred stockholders	—	(814)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(8,939)	$14,370

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.24)	$0.40
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.41

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.24)	$0.36
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,939)	$15,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,200	12,870
Amortization of debt issuance costs and other non-cash interest	1,378	1,876
Expenses associated with debt refinancing and recapitalization transactions	35,032	25
Deferred income taxes	(4,777)	10,123
Other (income) expense	(124)	46
Other non-cash items	766	622
Income tax benefit of equity compensation	1,892	—
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	3,950	(14,242)
Accounts payable, accrued expenses and other liabilities	938	11,206
Income taxes payable	(15,803)	(372)

Net cash provided by operating activities	28,513	37,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions and development	(8,618)	(18,872)
Expenditures for other capital improvements	(7,632)	(11,821)
Decrease (increase) in restricted cash	1,970	(26)
Purchases of investments	(58)	(41)
Proceeds from sale of assets	946	5
(Increase) decrease in other assets	(28)	5,310
Payments received on direct financing leases and notes receivable	154	142

Net cash used in investing activities	(13,266)	(25,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	375,000	—
Scheduled principal repayments	(43)	(36)
Other principal repayments	(360,000)	—
Redemption of preferred stock	—	(7,500)
Payment of debt issuance and other refinancing and related costs	(34,855)	(267)
Proceeds from exercise of stock options	2,120	911
Payment of dividends	—	(964)

Net cash used in financing activities	(17,778)	(7,856)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,531)	4,179

CASH AND CASH EQUIVALENTS, beginning of period	50,938	70,705

CASH AND CASH EQUIVALENTS, end of period	$48,407	$74,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,095 and $1,235 in 2005 and 2004, respectively)	$13,112	$2,193

Income taxes	$13,761	$385

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B					Accumulated Other
	Preferred	Preferred	Common	Additional Paid-in	Deferred		Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Retained Deficit	Income (Loss)	Total
Balance as of December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$815,994

Comprehensive loss:

Net loss	—	—	—	—	—	(8,939)	—	(8,939)

Total comprehensive loss	—	—	—	—	—	(8,939)	—	(8,939)

Conversion of subordinated notes	—	—	34	29,944	—	—	—	29,978

Issuance of common stock	—	—	—	17	—	—	—	17

Amortization of deferred compensation, net of forfeitures	—	—	—	(58)	536	—	—	478

Income tax benefit of equity compensation	—	—	—	1,892	—	—	—	1,892

Restricted stock grant	—	—	2	6,439	(6,441)	—	—	—

Stock options exercised	—	—	1	2,119	—	—	—	2,120

Balance as of March 31, 2005	$—	$—	$391	$1,492,238	$(7,641)	$(643,448)	$—	$841,540

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Series A	Series B					Accumulated Other
	Preferred	Preferred	Common	Additional Paid-in	Deferred		Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Retained Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:

Net income	—	—	—	—	—	15,184	—	15,184

Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	330	330

Total comprehensive income	—	—	—	—	—	15,184	330	15,514

Distributions to preferred stockholders	—	—	—	—	—	(814)	—	(814)

Redemption of preferred stock	(7,500)	—	—	—	—	—	—	(7,500)

Issuance of common stock	—	—	—	13	—	—	—	13

Amortization of deferred compensation, net of forfeitures	—	—	—	—	334	—	—	334

Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—

Stock options exercised	—	—	—	911	—	—	—	911

Balance as of March 31, 2004	$—	$23,528	$351	$1,444,240	$(2,720)	$(681,220)	$(256)	$783,923

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.	ORGANIZATION AND OPERATIONS

As of March 31, 2005, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 42 correctional, detention and juvenile facilities, three of which are leased to other operators. As of March 31, 2005, the Company operated 64 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing a correctional facility in Eloy, Arizona, that is expected to be completed during the first quarter of 2006.

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

The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended, available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2004 (the “2004 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure of the effects on an entity’s income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

At March 31, 2005, the Company had equity incentive plans, which are described more fully in the 2004 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ended March 31, 2005 and 2004 if the Company had applied for fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months
	Ended March 31,
	2005	2004
As Reported:
Income (loss) from continuing operations after preferred stock distributions	$(8,939)	$14,148
Income from discontinued operations, net of taxes	—	222

Net income (loss) available to common stockholders	$(8,939)	$14,370

Pro Forma:
Income (loss) from continuing operations after preferred stock distributions	$(9,840)	$13,070
Income from discontinued operations, net of taxes	—	222

Net income (loss) available to common stockholders	$(9,840)	$13,292

As Reported:
Basic earnings per share:
Income (loss) from continuing operations	$(0.24)	$0.40
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.41

	For the Three Months Ended
	March 31,
	2005	2004
As Reported:
Diluted earnings per share:
Income (loss) from continuing operations	$(0.24)	$0.36
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.37

Pro Forma:
Basic earnings per share:
Income (loss) from continuing operations	$(0.27)	$0.37
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.27)	$0.38

Pro Forma:
Diluted earnings per share:
Income (loss) from continuing operations	$(0.27)	$0.33
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.27)	$0.34

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.

Refer to Note 8 for further information regarding additional stock-based compensation awarded during 2005 and 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. When adopted, pro forma disclosure will no longer be an alternative.

In accordance with the SEC’s April 2005 ruling, SFAS 123R must be adopted for annual periods that begin after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

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

As permitted by SFAS 123 and as previously described herein, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 2 to the Company’s 2004 Form 10-K and as presented in the foregoing table. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current generally accepted accounting principles. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.4 million and $15.6 million as of March 31, 2005 and December 31, 2004, respectively, and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the pending termination of the Company’s contract to manage the David L. Moss Criminal Justice Center, as further described in Note 5. This charge is included in depreciation and amortization in the accompanying statement of operations for the three months ended March 31, 2005.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(844)	$873	$(839)
Customer list	765	(246)	765	(219)
Contract values	(35,688)	17,368	(35,688)	16,759

Total	$(34,050)	$16,278	$(34,050)	$15,701

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended March 31, 2005 and 2004 was $1.1 million and $0.8 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

2005(remainder)	$3,181
2006	4,552
2007	4,552
2008	4,552
2009	3,095
2010	3,515

5.	FACILITY OPERATIONS

During February 2005, the Company announced that it received notification from the Indiana Department of Corrections of its intent to return to Indiana approximately 620 male Indiana inmates housed at the Company’s Otter Creek Correctional Center in Wheelwright, Kentucky. The Company is working with Indiana corrections officials on plans to return the inmates to the Indiana corrections system during the second quarter of 2005. The Company housed 383 Indiana inmates at the Otter Creek facility as of March 31, 2005. The Company is pursuing opportunities with a number of potential customers, including the Kentucky Department of Corrections, to fill the vacant space. However, if the Company is unable to obtain a new agreement it intends to implement a phased closure of the Otter Creek facility that will coincide with the return of Indiana inmates.

During March 2005, the Company received notification from the Tulsa County Commission in Oklahoma that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office manage the 1,440-bed David L. Moss Criminal Justice Center, located in Tulsa. The Company’s current contract expires on June 30, 2005.

6.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of discontinued operations have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

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

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2005 and 2004 (amounts in thousands):

	For the Three Months Ended March 31,
	2005	2004
REVENUE:
Managed-only	$—	$2,531

EXPENSES:
Managed-only	—	2,143
Depreciation and amortization	—	18

	—	2,161

INCOME BEFORE INCOME TAXES	—	370
Income tax expense	—	(148)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$222

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31, 2005	December 31, 2004
ASSETS

Accounts receivable	$—	$727

Total current assets	$—	$727

LIABILITIES

Accounts payable and accrued expenses	$35	$125

Total current liabilities	$35	$125

7.	DEBT

Debt outstanding as of March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Senior Bank Credit Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 5.0% and 4.4% at March 31, 2005 and December 31, 2004, respectively. This facility was amended in April 2005, as further described hereafter.	$160,135	$270,135

9.875% Senior Notes, principal initially due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%. These notes were paid-off in connection with a tender offer for the notes in March 2005.	—	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.8 million was unamortized at both March 31, 2005 and December 31, 2004.	201,766	201,839

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	—

4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%. These notes were converted into shares of common stock in March 2005.	—	30,000

Other	279	321

	987,180	1,002,295
Less: Current portion of long-term debt	(2,014)	(3,182)

	$985,166	$999,113

Senior Bank Credit Facility. As of March 31, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $275.0 million term loan expiring March 31, 2008 (the “Term Loan D Facility”) and a $125.0 million revolving loan (the “Revolving Loan”), which includes a $75.0 million subfacility for letters of credit, expiring on March 31, 2006. The Term Loan D Facility bore interest at a base rate plus 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus 2.25%, at the Company’s option, and had an outstanding balance of $160.1 million at March 31, 2005. The Revolving Loan bore interest at a base rate plus 2.5%, or LIBOR plus 3.5%, at the Company’s option, and had no amounts outstanding at March 31, 2005. The applicable margin for the Revolving Loan was subject to adjustment based on the Company’s leverage ratio. The Company was also required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the Revolving Loan equal to 0.50% per year subject to adjustment based on the Company’s leverage ratio.

In connection with a substantial prepayment in March 2005 with net proceeds from the issuance of the $375 Million 6.25% Senior Notes (as defined hereafter), along with cash on hand, the Company amended the Senior Bank Credit Facility to permit the incurrence of additional unsecured indebtedness to be used for the purpose of purchasing, through a tender offer, the 9.875% Senior Notes (as defined hereafter), prepaying a portion of the Term Loan D Facility, and paying the related tender premium, fees, and expenses incurred in connection therewith. The tender offer for the 9.875% Senior Notes and pay-down of the Term Loan D Facility resulted in expenses associated with refinancing transactions of $35.0 million during the first quarter of 2005, consisting of a tender premium paid to the holders of the 9.875% Senior Notes who tendered their notes to the Company at a price of 111% of par, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% Senior Notes and lump sum pay-down of the Term Loan D Facility.

During April 2005, the Company completed an additional amendment to the Senior Bank Credit Facility that resulted in a reduction to the interest rates applicable to the term portion of the facility from 2.25% over LIBOR to 1.75% over LIBOR and a reduction to the interest rates applicable to the revolving portion of the facility from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the revolving credit facility were reduced from 0.50% to 0.375%. The base rate margin applicable to the term portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the revolving portion was reduced to 0.50% from 2.50%. In connection with this amendment, the Company prepaid $20.0 million of the term portion of the Senior Bank Credit Facility by drawing a like amount on the revolving portion of the facility. The Company expects to report a pre-tax charge of approximately $0.3 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.

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

The credit agreement governing the Senior Bank Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios, and a minimum interest coverage ratio. In addition, the Senior Bank Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

$250 Million 9.875% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 9.875% unsecured senior notes issued in May 2002 (the “9.875% Senior Notes”) accrued at the stated rate and was payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes were scheduled to mature on May 1, 2009. As described above, the 9.875% Senior Notes were purchased through a tender offer by the Company during the first quarter of 2005.

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

$200 Million 7.5% Senior Notes. Interest on the $200.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in August 2003 (the “$200 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes.

$375 Million 6.25% Senior Notes. As previously described herein, on March 23, 2005, the Company completed the sale and issuance of $375.0 million aggregate principal amount of its 6.25% unsecured senior notes (the “$375 Million 6.25% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During April 2005, the Company filed a registration statement with the SEC, which the SEC declared effective May 4, 2005, to exchange the $375 Million 6.25% Senior Notes for a new issue of identical debt securities registered under the Securities Act of 1933, as amended. Proceeds from the original note offering, along with cash on hand, were used to purchase, through a cash tender offer, all of the 9.875% Senior Notes, to pay-down $110.0 million of the Term Loan D Facility portion of the Senior Bank Credit Facility, and to pay fees and expenses in connection therewith. The Company capitalized approximately $7.3 million of costs associated with the issuance of the $375 Million 6.25% Senior Notes.

Interest on the $375 Million 6.25% Senior Notes accrues at the stated rate and is payable on March 15 and September 15 of each year. The $375 Million 6.25% Senior Notes are scheduled to mature on March 15, 2013. At any time on or before March 15, 2008, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after March 15, 2009. Redemption prices are set forth in the indenture governing the $375 Million 6.25% Senior Notes.

$30 Million Convertible Subordinated Notes. As of December 31, 2004, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30 Million Convertible Subordinated Notes”). Prior to May 2003, these notes accrued interest at 8.0% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. During May 2003, the Company and the holder amended the terms of the notes, reducing the interest rate to 4.0% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to any time after February 28, 2005 from any time after February 28, 2004.

On February 10, 2005, the Company provided notice to the holders of the $30 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30 Million Convertible Subordinated Notes resulted in the issuance of 3.4 million shares of the Company’s common stock. Although net income and cash flow will no longer reflect interest incurred and paid on such notes, the conversion of the notes into common stock had no impact on diluted earnings per share because, as further described in Note 10, net income for diluted earnings per share purposes is already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share reflects the incremental shares assuming conversion.

8. STOCKHOLDERS’ EQUITY

During February 2005, the Company issued 182,966 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.2 million, including 141,496 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 restricted shares to employees whose compensation is charged to operating expense. The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 93,890 shares issued to officers and executive officers are subject to vesting over a three year period based upon the satisfaction of certain performance criteria for the fiscal years ending December 31, 2005, 2006 and 2007. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Unless earlier vested under the terms of the restricted stock, the remaining 89,076 shares of restricted stock issued to certain other employees of the Company vest during 2008.

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each of the aggregate grants was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007.

During the three months ended March 31, 2005, the Company expensed $477,000, net of forfeitures, relating to restricted common stock ($271,000 of which was recorded in operating expenses and $206,000 of which was recorded in general and administrative expenses). During the three months ended March 31, 2004, the Company expensed $174,000, net of forfeitures, relating to restricted common stock awarded to employees whose compensation is charged to operating expense. As of March 31, 2005, 317,831 of these shares of restricted stock remained outstanding and subject to vesting.

9.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income, as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2005	2004
NUMERATOR
Basic:
Income (loss) from continuing operations after preferred stock distributions	$(8,939)	$14,148
Income from discontinued operations, net of taxes	—	222

Net income (loss) available to common stockholders	$(8,939)	$14,370

Diluted:
Income (loss) from continuing operations after preferred stock distributions	$(8,939)	$14,148
Interest expense applicable to convertible notes, net of taxes	—	179

Diluted income (loss) from continuing operations after preferred stock distributions	(8,939)	14,327
Income from discontinued operations, net of taxes	—	222

Diluted net income (loss) available to common stockholders	$(8,939)	$14,549

DENOMINATOR
Basic:
Weighted average common shares outstanding	36,536	34,965

Diluted:
Weighted average common shares outstanding	36,536	34,965
Effect of dilutive securities:
Stock options and warrants	—	1,189
Convertible notes	—	3,362
Restricted stock-based compensation	—	42

Weighted average shares and assumed conversions	36,536	39,558

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations after preferred stock distributions	$(0.24)	$0.40
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.41

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations after preferred stock distributions	$(0.24)	$0.36
Income from discontinued operations, net of taxes	—	0.01

Net income (loss) available to common stockholders	$(0.24)	$0.37

During the three months ended March 31, 2005, the Company’s $30 Million Convertible Subordinated Notes were convertible into 2.2 million shares of common stock for the period such notes were outstanding during the quarter; the Company’s stock options and warrants were convertible into 1.3 million shares of common stock, using the treasury stock method; and the Company’s restricted stock-based compensation was convertible into 0.1 million shares of common stock using the if-converted method. These incremental shares were excluded from the computation of diluted earnings per share, as the effect of their inclusion was anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

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

The USCC ESOP Litigation Settlement. During the second quarter of 2002, the Company completed the settlement of certain claims made against it as the successor to U.S. Corrections Corporation (“USCC”), a privately-held owner and operator of correctional and detention facilities which was acquired by a predecessor of the Company in April 1998, by participants in USCC’s Employee Stock Ownership Plan (“ESOP”). As a result of the settlement, the Company made a cash payment of $575,000 to the plaintiffs. As described below, the Company was in litigation with USCC’s insurer seeking to recover all or a portion of this settlement amount.

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

In the second quarter of 2001, Northfield Insurance Co. (“Northfield”), the issuer of the liability insurance policy to USCC and its directors and officers, filed suit against McQueen, Thompson and the Company seeking a declaration that it did not owe coverage under the policy for any liabilities arising from the Horn litigation. Among other things, Northfield claimed that it did not receive timely notice of the litigation under the terms of the policy. McQueen and Thompson subsequently filed a cross- claim in the Northfield litigation against the Company in which they asserted the Company was obligated to indemnify them for any liability arising out of the Horn litigation. Among other claims, McQueen and Thompson asserted that, as the result of the Company’s alleged failure to timely notify the insurance carrier of the Horn case on their behalf, they were entitled to indemnification or contribution from the Company for any loss incurred by them as a result of the Horn litigation if there were no insurance available to cover the loss.

On September 30, 2002, the Court in the Northfield litigation found that Northfield was not obligated to cover McQueen and Thompson or the Company. Though it did not then resolve the cross-claim, the Court did note that there was no basis for excusing McQueen and Thompson from their independent obligation to provide timely notice to the carrier because of the Company’s alleged failure to provide timely notice to the carrier. On March 31, 2004, the United States District Court granted the Company’s summary judgment motion with respect to most of the contentions made by McQueen and Thompson in their effort to seek indemnification. In January 2005, the Company filed an additional motion for summary judgment on the remaining theory of liability asserted by McQueen and Thompson in the federal lawsuit. McQueen and Thompson also filed a state court action essentially duplicating their cross-claim in the federal case, and the Company initiated claims against the law firm that jointly represented the Company, McQueen and Thompson in the Horn litigation. In addition, the Company asserted claims against McQueen and Thompson for indemnification for the $575,000 and attorneys’ fees incurred by the Company in connection with the Horn litigation.

On April 15, 2005, the Company agreed to settle with all parties. Pursuant to this agreement, McQueen and Thompson agreed to dismiss their claims for indemnification against the Company. In return, the Company agreed to dismiss its claims against McQueen and Thompson, as well as the law firm. Accordingly, the resolution of this matter will not have an adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $57.1 million at March 31, 2005 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2005, the outstanding principal balance of the bonds exceeded the purchase price option by $13.5 million. The Company also maintains a restricted cash account of $5.3 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

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

11.	INCOME TAXES

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

The Company’s effective tax rate was reduced to 34.9% during the first quarter of 2005 compared with 40.0% during the same period in the prior year. The lower effective tax rate resulted from certain tax planning strategies implemented during the fourth quarter of 2004.

12.	SEGMENT REPORTING

As of March 31, 2005, the Company owned and managed 39 correctional and detention facilities, and managed 25 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2004 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2005	2004
Revenue:
Owned and managed	$197,206	$190,432
Managed-only	83,931	80,337

Total management revenue	281,137	270,769

Operating expenses:
Owned and managed	141,034	136,951
Managed-only	74,223	66,607

Total operating expenses	215,257	203,558

Facility contribution:
Owned and managed	56,172	53,481
Managed-only	9,708	13,730

Total facility contribution	65,880	67,211

Other revenue (expense):
Rental and other revenue	4,793	6,042
Other operating expense	(5,325)	(6,783)
General and administrative	(12,538)	(10,969)
Depreciation and amortization	(14,200)	(12,852)

Operating income	$38,610	$42,649

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended
	March 31,
	2005	2004
Capital expenditures:
Owned and managed	$16,458	$16,391
Managed-only	957	2,138
Corporate and other	3,388	12,164

Total capital expenditures	$20,803	$30,693

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Assets:
Owned and managed	$1,663,618	$1,672,463
Managed-only	92,076	82,228
Corporate and other	262,678	267,660
Discontinued operations	—	727

Total assets	$2,018,372	$2,023,078

13.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three months ended March 31, 2005, $30.0 million of convertible subordinated notes were converted into 3.4 million shares of common stock. As a result, long term debt was reduced by, and common stock and additional paid-in capital were increased by, $30.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2005 (File No. 001-16109) (the “2004 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2004 Form 10-K.

OVERVIEW

The Company

As of March 31, 2005, we owned 42 correctional, detention and juvenile facilities, three of which we leased to other operators. As of March 31, 2005, we operated 64 facilities, including 39 facilities that we owned, with a total design capacity of approximately 70,000 beds in 19 states and the District of Columbia. We also are constructing a correctional facility in Eloy, Arizona, that is expected to be completed during the first quarter of 2006.

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

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2004 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2005, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of March 31, 2005, we had $15.4 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

As of December 31, 2004, we expected to utilize our remaining federal net operating losses in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as further described hereafter, resulted in a decrease in our estimate of taxable income to be generated in 2005, such that we now do not expect to fully utilize our remaining federal net operating losses until 2006. Although we now expect to utilize our remaining federal net operating losses in 2006, we have approximately $11.6 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses begin expiring in 2005. Accordingly, we have a valuation allowance of $1.0 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of March 31, 2005, we had $33.4 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2005, we had $14.9 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2003		38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	January 15, 2004	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	April 1, 2004	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility	August 9, 2004	—	(1)	—	—	(1)
Expiration of the management contract for the Southern Nevada Women’s Correctional Center	October 1, 2004	—	(1)	—	—	(1)

Facilities as of December 31, 2004		38	25	3	1	67

Facilities as of March 31, 2005		38	25	3	1	67

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net loss available to common stockholders was $8.9 million, or $0.24 per diluted share, for the three months ended March 31, 2005, compared with net income available to common stockholders of $14.4 million, or $0.37 per diluted share, for the three months ended March 31, 2004.

Net loss available to common stockholders during the first quarter of 2005 was negatively impacted by a $35.0 million charge associated with debt refinancing transactions completed during the first quarter, as further described hereafter, which consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our senior bank credit facility.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2005 and 2004:

	For the Three Months
	Ended March 31,
	2005	2004
Revenue per compensated man-day	$49.88	$48.83
Operating expenses per compensated man-day:
Fixed expense	29.08	27.61
Variable expense	9.11	9.10

Total	38.19	36.71

Operating margin per compensated man-day	$11.69	$12.12

Operating margin	23.4%	24.8%

Average compensated occupancy	89.4%	95.6%

Average compensated occupancy for the quarter decreased to 89.4% from 95.6% in the first quarter of 2004 primarily as a result of the completion of construction of approximately 2,500 beds at seven facilities since the first quarter of 2004, as well as a reduction in inmate populations at several of our facilities. In addition, we evaluate the design capacity of our facilities from time to time based on the customers using the facilities and the ability to reconfigure space with minimal capital outlays. In connection with the preparation of the 2005 budget, we increased the previously reported design capacities by an aggregate of approximately 1,500 beds effective January 1, 2005.

Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 37% of our total management revenue for the three months ended March 31, 2005 and 2004, respectively.

Operating expenses totaled $220.6 million and $210.3 million for the three months ended March 31, 2005 and 2004, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.

Salaries and benefits represent the most significant component of fixed operating expenses, and represent approximately 65% of total operating expenses. During the three months ended March 31, 2005, facility salaries and benefits expense increased $9.2 million, or $1.25 per compensated man-day, compared with the same period in the prior year. Salaries have increased due to annual raises and the commencement of management operations at the Delta Correctional Facility in April 2004 and salary expenses per compensated man-day increased as the result of an increase in staffing levels in anticipation of the arrival of additional inmate populations at several facilities where expansions had recently been completed. In addition, reductions in inmate populations at several other facilities did not justify a decrease in staffing levels at such facilities, resulting in an increase in salaries per compensated man-day, as these fixed expenses were spread over fewer compensated man-days. While we expect inmate populations to increase at the facilities that experienced reductions in inmate populations and at the facilities that have recently been expanded, we can provide no assurance that inmate populations will increase at these facilities.

Facility variable operating expenses increased $0.9 million, or $0.01 per compensated man-day, from the prior year quarter. We have recently been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. During the first quarter of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $0.9 million. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Our recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which we become involved.

The reductions achieved associated with our litigation expenses were partially offset by an increase of $1.8 million in inmate medical expenses during the first quarter of 2005 compared with the first quarter of 2004. The increase in inmate medical was primarily the result of increased reliance on outsourced nursing and an increase in the amount of offsite medical care being provided to inmates compounded by an inflationary environment for health care costs.

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

	For the Three Months
	Ended March 31,
	2005	2004
Owned and Managed Facilities:
Revenue per compensated man-day	$58.32	$55.58
Operating expenses per compensated man-day:
Fixed expense	32.38	30.35
Variable expense	9.33	9.62

Total	41.71	39.97

Operating margin per compensated man-day	$16.61	$15.61

Operating margin	28.5%	28.1%

Average compensated occupancy	85.5%	91.7%

	For the Three Months
	Ended March 31,
	2005	2004
Managed Only Facilities:
Revenue per compensated man-day	$37.21	$37.91
Operating expenses per compensated man-day:
Fixed expense	24.13	23.18
Variable expense	8.77	8.25

Total	32.90	31.43

Operating margin per compensated man-day	$4.31	$6.48

Operating margin	11.6%	17.1%

Average compensated occupancy	96.0%	102.7%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities

Due to a combination of rate increases and/or an increase in population at six of our facilities, including our 2,016-bed Northeast Ohio Correctional Center, 2,160-bed Diamondback Correctional Facility, 480-bed T. Don Hutto Correctional Center, 905-bed Houston Processing Center, 767-bed Leavenworth Detention Center and 1,104-bed Tallahatchie County Correctional Facility, primarily from the USMS, the ICE, the state of Hawaii, and the state of Arizona, total management and other revenue increased during the three month period ended March 31, 2005 from the comparable period in 2004, by $9.0 million at these facilities.

On March 4, 2004, we announced that we entered into an agreement with the state of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility located in Watonga, Oklahoma. The agreement represents the first time the State has partnered with us to provide residential services to its inmates. The initial contract term ended June 30, 2004, corresponding with Arizona’s fiscal year, with three one-year extension options. The State has since exercised an extension option through June 30, 2005. As of March 31, 2005, the facility housed nearly 1,100 inmates from the state of Arizona as compared to nearly 600 inmates as of March 31, 2004.

On May 10, 2004, we announced the completion of a contractual agreement to house inmates from the state of Hawaii at the Tallahatchie County Correctional Facility located in Tutwiler, Mississippi. The new agreement expires on June 30, 2006. In addition, during July 2004 we extended our current contracts to house Hawaiian inmates in our owned and operated Diamondback Correctional Facility, and our Florence Correctional Facility, located in Florence, Arizona for two additional years. Effective August 15, 2004, the combined contracts guarantee a minimum monthly average of 1,500 inmates to be housed at these three facilities. As of March 31, 2005, we housed 1,535 Hawaiian inmates at these three facilities, compared with 1,376 Hawaiian inmates housed at our facilities as of March 31, 2004.

On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. We are managing federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. As of March 31, 2005, we housed 541 federal prisoners at this facility. During the first quarter of 2004, we incurred $1.5 million of operating expenses incurred in connection with start-up activities and for staffing expenses in preparation for the arrival of new inmates at this facility. The facility incurred an operating loss (including depreciation and amortization of $0.2 million) during the three months ended March 31, 2005 of $0.6 million.

On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. We expect to begin receiving BOP inmates at this facility on or about June 1, 2005.

As a result of recently completed bed expansions, total revenue increased during the three month period ended March 31, 2005 from the comparable period in 2004 by $1.3 million and $1.2 million at our Houston Processing Center and our Leavenworth Detention Center, respectively. We expanded the Houston Processing Center by 494 beds, from a design capacity of 411 beds to 905 beds, in connection with a new contract with the ICE to accommodate additional inmate populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds. We expanded the Leavenworth Detention Center by 284 beds, from a design capacity of 483 beds to 767 beds, in connection with a new contract with the USMS. The new USMS contract provides a guarantee that the USMS will utilize 400 beds.

During the second quarter of 2005, we expect to complete construction on our Stewart County Correctional Facility located in Stewart County, Georgia. Although we currently do not have a contract to house inmates at the 1,524-bed facility, our decision to complete construction was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity. Once construction is complete we will incur depreciation expense on the new facility and will cease capitalizing interest on this project, which will have a negative affect on our results of operations. During the three month period ended March 31, 2005, we capitalized $1.0 million in interest costs incurred on this facility. We estimate the book value of the facility to be approximately $71.0 million upon completion of construction. We also expect our overall occupancy percentage to decline slightly as a result of the additional vacant beds available at the Stewart facility.

During 2004, as expected, the state of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility by opening various facilities owned by the State. As further discussed above, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been filled with inmates from the state of Arizona. As of March 31, 2005, the state of Wisconsin housed 53 inmates at the Prairie Correctional

Facility, a decrease from a combined 1,578 housed at March 31, 2004 at the Diamondback and Prairie facilities. The reduction in inmate populations from the state of Wisconsin resulted in a reduction in management revenue of $7.4 million during the first quarter of 2005 compared with the first quarter of 2004.

We have been notified by the state of Indiana that during the second quarter of 2005 it will remove all of its inmates from our 656-bed Otter Creek Correctional Facility located in Wheelwright, Kentucky to utilize available capacity within the State’s correctional system. As of March 31, 2005, we housed 383 Indiana inmates at the Otter Creek Correctional Facility. We are currently pursuing opportunities with a number of potential customers, including the Kentucky Department of Corrections, to fill the vacant space, but can provide no assurance that we will be successful in replacing the inmates that will be removed from this facility or that the per diem from any such customers will yield as much cash flow as we generated from the state of Indiana. Total revenue and operating expenses were $2.5 million and $1.9 million during the first quarter of 2005, compared with total revenue and operating expenses of $2.8 million and $1.9 million during the first quarter of 2004.

During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the state of Colorado. Although repair of the facility was substantially complete at December 31, 2004, a further reduction in Colorado inmate populations since the disturbance has impacted short-term results. However, the impact was mitigated by the recovery of $1.0 million of business interruption and other insurance proceeds recognized during the first quarter of 2005.

Managed-Only Facilities

Our operating margins declined at managed-only facilities during the first quarter of 2005 as compared with the same period in 2004 primarily as a result of declines in inmate populations at Bay County Jail located in Panama City, Florida and the Metro-Davidson County Detention Facility located in Nashville, Tennessee and as a result of higher operating expenses at Lake City Correctional Facility located in Lake City, Florida and the David L. Moss Criminal Justice Center located in Tulsa, Oklahoma.

Primarily as a result of declines in inmate populations at the Bay County Jail and the Metro-Davidson County Detention Facility, total revenue decreased during the three-month period ended March 31, 2005 from the comparable period in 2004 by $0.9 million and $0.3 million, respectively. The decline in occupancy at the Metro-Davidson County Detention Facility is the result of the loss of female inmates at the facility caused by the opening of a new female-only detention facility by Davidson County during the first quarter of 2005.

During the three months ended March 31, 2005, salaries and benefits increased by $0.6 million from the comparable period in 2004 at the Lake City Correctional Facility located in Lake City, Florida. During March 2005, the state of Florida completed a 543-bed expansion at this managed-only facility to increase the design capacity to 893 beds. The increase in salaries was caused by the hiring and training of additional staff in anticipation of receiving additional inmates. Additional Florida inmates began filling this increased capacity during the second quarter of 2005, which is expected to contribute to an increase in management revenue in future quarters.

On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the 1,440-bed David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Total revenue and operating expenses were $5.0 million and $5.8 million during the first quarter of 2005, compared with total revenue and operating expenses of $5.6 million and $5.4 million during the first quarter of 2004. The increase in operating expenses was primarily the result of higher inmate litigation expenses and inmate medical expenses, which may fluctuate significantly from quarter to quarter at this facility, particularly due to unlimited inmate medical exposure under the terms of the management contract.

On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The initial contract was for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of March 31, 2005, we housed 959 and 126 inmates from the state of Mississippi and Leflore County, respectively, at this facility.

General and administrative expense

For the three months ended March 31, 2005 and 2004, general and administrative expenses totaled $12.5 million and $11.0 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first three months of 2004 primarily due to an increase in salaries and benefits, including $0.2 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options.

In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ending December 31, 2005, we currently expect to recognize $1.6 million of general and administrative expense for the amortization of restricted stock issued during the first quarter of 2005 to employees whose compensation is charged to general and administrative expense. As further described hereafter, because these employees have historically been granted stock options rather than restricted stock, no such expense was recognized in our statement of operations during 2004. As a result, the issuance of restricted stock rather than stock options to these employees will contribute to a significant increase in our reported general and administrative expenses, even though our overall financial position and total cash flows are not affected by this change in compensation philosophy.

Our general and administrative expenses were also higher as a result of an increase in corporate staffing levels. In response to a number of inmate disturbances experienced during 2004, we re-evaluated our organizational structure and expanded our infrastructure to help ensure the quality and effectiveness of our facility operations. This intensified focus on quality assurance contributed to the increase in salaries and benefits expense, as well as a number of other general and administrative expense categories.

We have also experienced increasing expenses to implement and support numerous technology initiatives, and to comply with increasing corporate governance requirements, a significant portion of which was incurred to continue to comply with section 404 of the Sarbanes-Oxley Act of 2002.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2005 and 2004. Gross interest expense, net of capitalized interest, was $18.6 million for both the three months ended March 31, 2005 and 2004. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under our senior bank credit facility, our 9.875% senior notes (until fully tendered), our 7.5% senior notes, our 6.25% senior notes, and amortization of loan costs and unused facility fees. Although interest expense did not change significantly from the first quarter of 2004, our capital structure has changed significantly due to the aforementioned refinancing and recapitalization transactions completed during the first quarter of 2005, and as further described hereafter, which are expected to contribute to a reduction in interest expense in future quarters.

Gross interest income was $1.2 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $1.1 million and $1.2 million during the first quarter of 2005 and 2004, respectively, and was associated with various construction and expansion projects and the installation of a new inmate management system.

Expenses associated with debt refinancing and recapitalization transactions

For the three months ended March 31, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $35.0 million and $25,000, respectively. The charges in 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions.

Income tax benefit (expense)

We generated an income tax benefit of $4.8 million and incurred an income tax expense of $10.0 million for the three months ended March 31, 2005 and 2004, respectively.

Our effective tax rate was reduced to 34.9% during the first quarter of 2005 compared with 40.0% during the same period in the prior year. The lower effective tax rate resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first quarter of 2005. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected not to renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During the first quarter of 2004, the facility generated total revenue of $2.0 million and incurred total operating expenses of $2.1 million.

During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations.

Distributions to preferred stockholders

Distributions to preferred stockholders were $0.8 million during the first quarter of 2004. During the first quarter of 2004, we redeemed the remaining 0.3 million outstanding shares of our series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date. Further, during the second quarter of 2004, we redeemed the remaining 1.0 million shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2004 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities in order to retain management contracts, and to increase our inmate bed capacity for anticipated demand from current and future customers. With lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

We announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. The anticipated cost to complete the Stewart facility is approximately $28.6 million, with completion estimated to occur during the second quarter of 2005. We currently have approximately 273 beds available for use at the Stewart County Correctional Facility. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity resulting from these projects.

In October 2003, we announced the signing of a new contract with ICE for up to 905 detainees at our Houston Processing Center. We also announced our intention to expand the facility by 494 beds from its current 411 beds to 905 beds. The anticipated cost of the expansion is approximately $28.4 million and was substantially completed during the first quarter of 2005. This expansion was undertaken in order to accommodate additional detainee populations that are anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds at such time as the expansion is completed.

On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $82.2 million, and is slated for completion during the first quarter of 2006. The capacity at the new facility is intended primarily for our existing customers.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2006:

			Estimated
			remaining cost to
			complete as of
	No. of	Estimated	March 31, 2005
Facility	beds	completion date	(in thousands)
Stewart County Correctional Facility Stewart County, GA	1,524	Second quarter 2005	$3,921

Red Rock Correctional Center Eloy, AZ	1,596	First quarter 2006	70,902

Total	3,120		$74,823

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.

Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first quarter of 2005, we capitalized $2.9 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $18.2 million in information technology expenditures during the remainder of 2005.

We expect to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

During 2003, the Internal Revenue Service completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset taxable income expected to be generated in 2005 and 2006. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004, and were substantially paid during the first quarter of 2005.

As of December 31, 2004, we expected to utilize our remaining federal net operating losses, including those resulting from the IRS adjustment, in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as further described hereafter, resulted in a decrease in our estimate of taxable income to be generated in 2005, such that now we do not expect to fully utilize our remaining federal net operating losses until 2006. Accordingly, we do not expect to pay any additional income taxes, other than nominal state income taxes for the remainder of 2005.

During the three months ended March 31, 2004, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carryforwards to offset our taxable income.

On February 10, 2005, we provided notice to the holders of the $30.0 million convertible subordinated notes that we would require the holders to convert all of the notes into shares of our common stock on March 1, 2005. The conversion of the $30.0 million convertible subordinated notes resulted in the issuance of 3.4 million shares of our common stock. Although net income and cash flow will no longer reflect interest incurred and paid on such notes, the conversion of the notes into common stock will have no impact on diluted earnings per share because net income for diluted earnings per share purposes is already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share reflects the incremental shares assuming conversion.

On March 23, 2005, we completed the sale and issuance of $375.0 million aggregate principal amount of 6.25% unsecured senior notes due 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes offering, along with cash on hand, were used to purchase, through a cash tender offer, all of the $250.0 million 9.875% senior notes, to pay-down $110.0 million of the term loan portion of our senior bank credit facility, and to pay fees and expenses in connection therewith.

As a result of these refinancing transactions, Standard & Poor’s Ratings Services raised our corporate credit rating to ‘BB-’ from ‘B+’. At the same time, Standard & Poor’s raised our senior secured debt rating to ‘BB’ from ‘BB-’ and our senior unsecured debt rating to ‘BB-’ from ‘B’. Additionally, Moody’s Investors Service reaffirmed the ‘B1’ rating on our senior unsecured debt and reaffirmed our positive outlook.

As of March 31, 2005, our liquidity was provided by cash on hand of $48.4 million, investments of $8.7 million, and $88.3 million available under our $125.0 million revolving credit facility. During the three months ended March 31, 2005 and 2004, we generated $28.5 million and $37.3 million, respectively, in cash through operating activities, and as of March 31, 2005 and 2004, we had net working capital of $133.5 million and $137.8 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $280.0 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

During April 2005, we completed an additional amendment to our senior bank credit facility that resulted in a reduction to the interest rates applicable to the term portion of the facility from 2.25% over LIBOR to 1.75% over LIBOR and a reduction to the interest rates applicable to the revolving portion of the facility from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the revolving credit facility were reduced from 0.50% to 0.375%. The base rate margin applicable to the term portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the revolving portion was reduced to 0.50% from 2.50%. In connection with this amendment, we prepaid $20.0 million of the term portion of our senior bank credit facility by drawing a like amount on the revolving portion of the facility. We expect to report a pre-tax charge of approximately $0.3 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.

As a result of our refinancing and recapitalization transactions completed over the past two years, we have significantly reduced our exposure to variable rate debt, lowered our overall interest rates, and extended our weighted average debt maturities. The term portion of our senior bank credit facility matures on March 31, 2008, while the revolving portion of facility, which currently has an outstanding balance of $20.0 million along with $36.7 million in outstanding letters of credit under a subfacility, matures March 31, 2006. Although we believe we will be able to refinance and extend the maturity of the senior bank credit facility upon maturity, we can provide no assurance that we will be able to refinance the facility on commercially reasonable or any other terms.

At March 31, 2005 and December 31, 2004, our total weighted average debt maturity was 6.3 years and 4.9 years, respectively. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2005 was $28.5 million, compared with $37.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the three months ended March 31, 2005 was due primarily to the aforementioned cash taxes paid during the first quarter of 2005 for the IRS adjustment.

Investing Activities

Our cash flow used in investing activities was $13.3 million for the three months ended March 31, 2005 and was primarily attributable to capital expenditures during the quarter of $16.3 million and included expenditures for acquisitions and development of $8.6 million related to the aforementioned facility expansion and development projects during the quarter. Our cash flow used in investing activities was $25.3 million for the three months ended March 31, 2004 and was primarily attributable to capital expenditures during the quarter of $30.7 million, which included capital expenditures of $18.9 million related to the various facility expansion and development projects.

Financing Activities

Our cash flow used in financing activities was $17.8 million for the three months ended March 31, 2005 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first quarter. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the senior bank credit facility of $110 million and pay fees and expenses related thereto. These transactions resulted in fees and expenses of $34.9 million paid during the quarter. Our cash flow used in financing activities was $7.9 million for the three months ended March 31, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2005 (in thousands):

	Payments Due By Year Ended December 31,
	2005
	(remainder)	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$1,325	$21,539	$103,250	$34,300	$—	$825,000	$985,414
Mineral Wells remediation	—	225	—	—	—	—	225
Northeast Ohio BOP expansion	770	—	—	—	—	—	770
Operating leases	136	—	—	—	—	—	136

Total contractual cash obligations	$2,231	$21,764	$103,250	$34,300	$—	$825,000	$986,545

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the three months ended March 31, 2005, we paid $14.2 million in interest, including capitalized interest. We had $36.7 million of letters of credit outstanding at March 31, 2005 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2005 or 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. When adopted, pro forma disclosure will no longer be an alternative.

In accordance with the SEC’s April 2005 ruling, SFAS 123R must be adopted for annual periods that begin after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our 2004 Form 10-K and Note 3 to the accompanying consolidated financial statements herein. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by the timing of the opening of new facilities and related start-up expenses which may conceal the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our senior bank credit facility because the interest on our senior bank credit facility is subject to fluctuations in the market. We do not currently intend to enter into any interest rate protection agreements in the short term. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three months ended March 31, 2005, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.6 million.

As of March 31, 2005, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5% and $375.0 million of senior notes with a fixed interest rate of 6.25%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See the information reported in Note 10 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

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

Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the review of the Company’s financial statements for the first quarter of 2005; (2) certain refinancing transactions; and (3) certain loan covenant requirements.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: May 9, 2005

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer