Form 10-Q
period 2005-06-30
CORRECTIONS CORP OF AMERICA
filed 2005-08-05
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2005: Shares of Common Stock, $0.01 par value per share: 39,387,807 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$45,951	$50,938
Restricted cash	11,094	12,965
Investments	8,816	8,686
Accounts receivable, net of allowance of $1,720 and $1,380, respectively	173,023	155,926
Deferred tax assets	50,271	56,410
Prepaid expenses and other current assets	26,456	16,636
Current assets of discontinued operations	—	727

Total current assets	315,611	302,288

Property and equipment, net	1,677,577	1,660,010

Investment in direct financing lease	16,713	17,073
Goodwill	15,425	15,563
Other assets	26,619	28,144

Total assets	$2,051,945	$2,023,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$170,420	$146,751
Income taxes payable	2,058	22,207
Current portion of long-term debt	21,883	3,182
Current liabilities of discontinued operations	—	125

Total current liabilities	194,361	172,265

Long-term debt, net of current portion	964,694	999,113
Deferred tax liabilities	9,381	14,132
Other liabilities	21,083	21,574

Total liabilities	1,189,519	1,207,084

Commitments and contingencies

Common stock — $0.01 par value; 80,000 shares authorized; 39,369 and 35,415 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	394	354
Additional paid-in capital	1,497,955	1,451,885
Deferred compensation	(7,338)	(1,736)
Retained deficit	(628,585)	(634,509)

Total stockholders’ equity	862,426	815,994

Total liabilities and stockholders’ equity	$2,051,945	$2,023,078

The accompanying notes are an integral part of these consolidated financial statements

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Management and other	$294,843	$286,429	$579,801	$562,292
Rental	984	955	1,956	1,903

	295,827	287,384	581,757	564,195

EXPENSES:
Operating	228,569	218,123	449,151	428,464
General and administrative	13,587	12,053	26,125	23,022
Depreciation and amortization	14,803	13,162	29,003	26,014

	256,959	243,338	504,279	477,500

OPERATING INCOME	38,868	44,046	77,478	86,695

OTHER EXPENSES:
Interest expense, net	15,544	17,337	32,972	34,978
Expenses associated with debt refinancing and recapitalization transactions	237	76	35,269	101
Other expenses	158	209	34	255

	15,939	17,622	68,275	35,334

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,929	26,424	9,203	51,361

Income tax expense	(8,066)	(10,931)	(3,279)	(20,906)

INCOME FROM CONTINUING OPERATIONS	14,863	15,493	5,924	30,455

Income (loss) from discontinued operations, net of taxes	—	(69)	—	153

NET INCOME	14,863	15,424	5,924	30,608

Distributions to preferred stockholders	—	(648)	—	(1,462)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,863	$14,776	$5,924	$29,146

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.38	$0.42	$0.16	$0.83
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.38	$0.42	$0.16	$0.83

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.37	$0.38	$0.15	$0.74
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.37	$0.38	$0.15	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,924	$30,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,003	26,055
Amortization of debt issuance costs and other non-cash interest	2,705	3,674
Expenses associated with debt refinancing and recapitalization transactions	35,269	101
Deferred income taxes	1,340	17,122
Other expenses	34	97
Other non-cash items	1,869	1,167
Income tax benefit of equity compensation	4,067	1,678
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(26,562)	(27,789)
Accounts payable, accrued expenses and other liabilities	18,010	6,966
Income taxes payable	(20,149)	(424)

Net cash provided by operating activities	51,510	59,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisitions, expansions and development	(25,022)	(41,918)
Expenditures for other capital improvements	(18,086)	(24,508)
Decrease (increase) in restricted cash	1,931	(26)
Proceeds from sale of investments	—	5,000
Purchases of investments	(130)	(83)
Proceeds from sale of assets	887	259
(Increase) decrease in other assets	(23)	4,789
Payments received on direct financing leases and notes receivable	318	288

Net cash used in investing activities	(40,125)	(56,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	375,000	—
Scheduled principal repayments	(438)	(78)
Other principal repayments	(360,135)	—
Purchase and redemption of preferred stock	—	(31,028)
Payment of debt issuance and other refinancing and related costs	(35,940)	(993)
Proceeds from exercise of stock options	5,141	1,478
Payment of dividends	—	(1,612)

Net cash used in financing activities	(16,372)	(32,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,987)	(29,177)

CASH AND CASH EQUIVALENTS, beginning of period	50,938	70,705

CASH AND CASH EQUIVALENTS, end of period	$45,951	$41,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2,264 and $2,700 in 2005 and 2004, respectively)	$30,867	$33,335

Income taxes	$15,465	$2,648

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$815,994

Comprehensive income:

Net income	—	—	—	—	—	5,924	—	5,924

Total comprehensive income	—	—	—	—	—	5,924	—	5,924

Conversion of subordinated notes	—	—	34	29,944	—	—	—	29,978

Issuance of common stock	—	—	—	34	—	—	—	34

Amortization of deferred compensation, net of forfeitures	—	—	—	(106)	1,394	—	—	1,288

Income tax benefit of equity compensation	—	—	—	4,067	—	—	—	4,067

Restricted stock grant	—	—	2	6,994	(6,996)	—	—	—

Stock options exercised	—	—	4	5,137	—	—	—	5,141

Balance as of June 30, 2005	$—	$—	$394	$1,497,955	$(7,338)	$(628,585)	$—	$862,426

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:

Net income	—	—	—	—	—	30,608	—	30,608

Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	30,608	586	31,194

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	(1,462)

Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	(31,028)

Income tax benefit of equity compensation	—	—	—	1,678	—	—	—	1,678

Issuance of common stock	—	—	—	16	—	—	—	16

Amortization of deferred compensation, net of forfeitures	—	—	—	(32)	730	—	—	698

Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—

Stock options exercised	—	—	1	1,477	—	—	—	1,478

Balance as of June 30, 2004	$—	$—	$352	$1,446,455	$(2,324)	$(666,444)	$—	$778,039

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
1.	ORGANIZATION AND OPERATIONS

As of June 30, 2005, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 42 correctional, detention and juvenile facilities, three of which are leased to other operators. As of June 30, 2005, the Company operated 64 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing a correctional facility in Eloy, Arizona, that is expected to be completed during the second quarter of 2006. On July 1, 2005, the Company ceased operating a detention center located in Tulsa, Oklahoma, as further described in Note 5.

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

At June 30, 2005, the Company had equity incentive plans, which are described more fully in the 2004 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
As Reported:
Income from continuing operations after preferred stock distributions	$14,863	$14,845	$5,924	$28,993
Income (loss) from discontinued operations, net of taxes	—	(69)	—	153

Net income available to common stockholders	$14,863	$14,776	$5,924	$29,146

Pro Forma:
Income from continuing operations after preferred stock distributions	$13,513	$13,382	$3,673	$26,452
Income (loss) from discontinued operations, net of taxes	—	(69)	—	153

Net income available to common stockholders	$13,513	$13,313	$3,673	$26,605

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.38	$0.42	$0.16	$0.83
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.38	$0.42	$0.16	$0.83

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.37	$0.38	$0.15	$0.74
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.37	$0.38	$0.15	$0.74

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.35	$0.38	$0.10	$0.76
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.35	$0.38	$0.10	$0.76

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.34	$0.34	$0.09	$0.68
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.34	$0.34	$0.09	$0.68

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income available to common stockholders for future years.
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

Goodwill was $15.4 million and $15.6 million as of June 30, 2005 and December 31, 2004, respectively, and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the pending termination of the Company’s contract to manage the David L. Moss Criminal Justice Center, as further described in Note 5. This charge is included in depreciation and amortization in the accompanying statement of operations for the six months ended June 30, 2005.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(849)	$873	$(839)
Customer list	765	(273)	765	(219)
Contract values	(35,688)	17,995	(35,688)	16,759

Total	$(34,050)	$16,873	$(34,050)	$15,701

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2005 and 2004 was $1.1 million and $0.9 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2005 and 2004 was $2.1 million and $1.7 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$2,107
2006	4,552
2007	4,552
2008	4,552
2009	3,095
2010	3,515
5.	FACILITY OPERATIONS

On December 23, 2004, the Company received a contract award from the Federal Bureau of Prisons (“BOP”) to house approximately 1,195 federal inmates at its Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following commencement of the contract, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of June 30, 2005, the Company housed 102 BOP inmates at this facility.

During February 2005, the Company announced that it received notification from the Indiana Department of Corrections of its intent to return to Indiana approximately 620 male Indiana inmates housed at the Company’s Otter Creek Correctional Center in Wheelwright, Kentucky. The Company returned all of the inmates to the Indiana corrections system by the end of May 2005. During July 2005, the Company entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. The Company expects to begin receiving these inmates on or before September 1, 2005. The Company is pursuing additional opportunities with a number of potential customers to fill the remaining vacant space, but can provide no assurance that it will be successful.

During July 2005, the Company also announced its intention to cease operations at its T. Don Hutto Correctional Center located in Taylor, Texas, effective early September 2005. As of June 30, 2005, the Company managed approximately 100 USMS inmates at this facility, some of which will be transferred to other of the Company’s facilities. The Company is currently pursuing opportunities to fill the vacant space but can provide no assurance that it will be successful.

During March 2005, the Company received notification from the Tulsa County Commission in Oklahoma that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office manage the 1,440-bed David L. Moss Criminal Justice Center, located in Tulsa. The Company’s contract expired on June 30, 2005. Accordingly, the Company transferred operation of the facility to the Tulsa County Sheriff’s Office on July 1, 2005. The Company expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations beginning in the third quarter of 2005 for all periods presented.

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

The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Managed-only	$—	$1,995	$—	$4,526

EXPENSES:
Managed-only	—	2,253	—	4,396
Depreciation and amortization	—	23	—	41

	—	2,276	—	4,437

OPERATING INCOME (LOSS)	—	(281)	—	89

OTHER INCOME:
Gain on disposal of assets	—	160	—	160

INCOME (LOSS) BEFORE INCOME TAXES	—	(121)	—	249

Income tax (expense) benefit	—	52	—	(96)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(69)	$—	$153

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2005	December 31, 2004
ASSETS

Accounts receivable	$—	$727

Total current assets	$—	$727

LIABILITIES

Accounts payable and accrued expenses	$—	$125

Total current liabilities	$—	$125

7.	DEBT

Debt outstanding as of June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 4.9% and 4.4% at June 30, 2005 and December 31, 2004, respectively.	$139,650	$270,135

Revolving Loan, principal due at maturity in March 2006; interest payable periodically at variable interest rates. The interest rate was 4.7% at June 30, 2005.	20,000	—

9.875% Senior Notes, principal initially due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%. These notes were paid-off in connection with a tender offer for the notes in March 2005.	—	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.7 million and $1.8 million was unamortized at June 30, 2005 and December 31, 2004, respectively.	201,694	201,839

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	—

4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%. These notes were converted into shares of common stock in March 2005.	—	30,000

Other	233	321

	986,577	1,002,295
Less: Current portion of long-term debt	(21,883)	(3,182)

	$964,694	$999,113

Senior Bank Credit Facility. As of June 30, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $140.0 million term loan expiring March 31, 2008 (the “Term Loan E Facility”) and a revolving loan (the “Revolving Loan”) with a capacity of up to $125.0 million, which includes a $75.0 million subfacility for letters of credit, expiring on March 31, 2006. On April 18, 2005, the Company completed an amendment to the Senior Bank Credit Facility that resulted in a reduction to the interest rates applicable to the term loan portion from 2.25% over the London Interbank Offered Rate (“LIBOR”) to 1.75% over LIBOR and a reduction to the interest rates applicable to the Revolving Loan from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the Revolving

Loan were reduced from 0.50% to 0.375%. The base rate margin applicable to the term loan portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the Revolving Loan was reduced to 0.50% from 2.50%. In connection with this amendment, the Company prepaid $20.0 million of the term portion of the Senior Bank Credit Facility by drawing a like amount on the Revolving Loan. The Company reported a pre-tax charge of approximately $0.2 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.

In connection with a substantial prepayment in March 2005 with net proceeds from the issuance of the 6.25% Senior Notes (as defined hereafter), along with cash on hand, the Company amended the Senior Bank Credit Facility to permit the incurrence of additional unsecured indebtedness to be used for the purpose of purchasing, through a tender offer, the 9.875% Senior Notes (as defined hereafter), prepaying a portion of the then outstanding term loan portion of the Senior Bank Credit Facility (the “Term Loan D Facility”), and paying the related tender premium, fees, and expenses incurred in connection therewith. The tender offer for the 9.875% Senior Notes and pay-down of the Term Loan D Facility resulted in expenses associated with refinancing transactions of $35.0 million during the first quarter of 2005, consisting of a tender premium paid to the holders of the 9.875% Senior Notes who tendered their notes to the Company at a price of 111% of par, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% Senior Notes and lump sum pay-down of the Term Loan D Facility.

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

$375 Million 6.25% Senior Notes. As previously described herein, on March 23, 2005, the Company completed the sale and issuance of $375.0 million aggregate principal amount of its 6.25% unsecured senior notes (the “6.25% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During April 2005, the Company filed a registration statement with the SEC, which the SEC declared effective May 4, 2005, to exchange the 6.25% Senior Notes for a new issue of identical debt securities registered under the Securities Act of 1933, as amended. Proceeds from the original note offering, along with cash on hand, were used to purchase, through a cash tender offer, all of the 9.875% Senior Notes, to pay-down $110.0 million of the Term Loan D Facility portion of the Senior Bank Credit Facility, and to pay fees and expenses in connection therewith. The Company capitalized approximately $7.3 million of costs associated with the issuance of the 6.25% Senior Notes.

Interest on the 6.25% Senior Notes accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. At any time on or before March 15, 2008, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after March 15, 2009. Redemption prices are set forth in the indenture governing the 6.25% Senior Notes.

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

On February 10, 2005, the Company provided notice to the holders of the $30 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30 Million Convertible Subordinated Notes resulted in the issuance of 3.4 million shares of the Company’s common stock. Although net income and cash flow no longer reflects interest incurred and paid on such notes, the conversion of the notes into common stock had no impact on diluted earnings per share because, as further described in Note 9, net income for diluted earnings per share purposes was already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share always reflected the incremental shares assuming conversion.

8. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2005, the Company issued 197,026 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 155,556 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 restricted shares to employees whose compensation is charged to operating expense. The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 107,950 shares issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria for the fiscal years ending December 31, 2005, 2006 and 2007. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested or forfeited under the terms of the restricted stock, the remaining 89,076 shares of restricted stock issued to certain other employees of the Company vest during 2008.

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each of the aggregate grants was valued at $1.6 million on the date of the award. Unless earlier vested or forfeited under the terms of the restricted stock, all of the shares granted during 2003 vest during 2006, while all of the shares granted during 2004 vest during 2007.

During the three months ended June 30, 2005, the Company expensed $810,000, net of forfeitures, relating to restricted common stock ($352,000 of which was recorded in operating expenses and $458,000 of which was recorded in general and administrative expenses), while during the three months ended June 30, 2004, the Company expensed $252,000, net of forfeitures, relating to restricted common stock awarded to employees whose compensation is charged to operating expense. During the six months ended June 30, 2005, the Company expensed $1,288,000, net of forfeitures, relating to restricted common stock ($624,000 of which was recorded in operating expenses and $664,000 of which was recorded in general and administrative expenses), while during the six months ended June 30, 2004, the Company expensed $425,000, net of forfeitures, relating to restricted common stock awarded to employees whose compensation is charged to operating expense. As of June 30, 2005, 326,738 of these shares of restricted stock remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$14,863	$14,845	$5,924	$28,993
Income (loss) from discontinued operations, net of taxes	—	(69)	—	153

Net income available to common stockholders	$14,863	$14,776	$5,924	$29,146

Diluted:
Income from continuing operations after preferred stock distributions	$14,863	$14,845	$5,924	$28,993
Interest expense applicable to convertible notes, net of taxes	—	175	128	354

Diluted income from continuing operations after preferred stock distributions	14,863	15,020	6,052	29,347
Income (loss) from discontinued operations, net of taxes	—	(69)	—	153

Diluted net income available to common stockholders	$14,863	$14,951	$6,052	$29,500

DENOMINATOR
Basic:
Weighted average common shares outstanding	38,909	35,016	37,729	34,991

Diluted:
Weighted average common shares outstanding	38,909	35,016	37,729	34,991
Effect of dilutive securities:
Stock options and warrants	1,160	1,391	1,219	1,290
Convertible notes	—	3,362	1,096	3,362
Restricted stock-based compensation	107	57	91	50

Weighted average shares and assumed conversions	40,176	39,826	40,135	39,693

BASIC EARNINGS PER SHARE:
Income from continuing operations after preferred stock distributions	$0.38	$0.42	$0.16	$0.83
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.38	$0.42	$0.16	$0.83

DILUTED EARNINGS PER SHARE:
Income from continuing operations after preferred stock distributions	$0.37	$0.38	$0.15	$0.74
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income available to common stockholders	$0.37	$0.38	$0.15	$0.74

10.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $57.1 million at June 30, 2005 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2005, the outstanding principal balance of the bonds exceeded the purchase price option by $14.1 million. The Company also maintains a restricted cash account of $5.3 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Income Tax Contingencies

In July 2005, the FASB issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that would address the accounting for uncertain tax positions. The FASB’s interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company’s financial position or results of operations, but such changes could have a material impact on the Company’s evaluation and recognition of its uncertain tax positions.

The Internal Revenue Service recently completed the field audit of the Company’s federal income tax return for the taxable year ended December 31, 2002. The IRS has not issued the final audit report and therefore, results of the audit have not been determined. However, the Company does not believe the outcome of such audit will have a material impact on its consolidated financial position, results of operations, or cash flows.

11.	INCOME TAXES

Income taxes are accounted for under the provisions of SFAS 109. SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

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

The Company’s effective tax rate was reduced to approximately 35% and 36% during the three and six months ended June 30, 2005 compared with approximately 41% during the same periods in the prior year. The lower effective tax rate resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the six months ended June 30, 2005.

12. SEGMENT REPORTING
As of June 30, 2005, the Company owned and managed 39 correctional and detention facilities, and managed 25 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2004 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Owned and managed	$203,716	$197,416	$400,922	$387,848
Managed-only	86,983	84,540	170,914	164,877

Total management revenue	290,699	281,956	571,836	552,725

Operating expenses:
Owned and managed	147,923	140,047	288,957	276,998
Managed-only	74,539	71,195	148,762	137,802

Total operating expenses	222,462	211,242	437,719	414,800

Facility contribution:
Owned and managed	55,793	57,369	111,965	110,850
Managed-only	12,444	13,345	22,152	27,075

Total facility contribution	68,237	70,714	134,117	137,925

Other revenue (expense):
Rental and other revenue	5,128	5,428	9,921	11,470
Other operating expense	(6,107)	(6,881)	(11,432)	(13,664)
General and administrative	(13,587)	(12,053)	(26,125)	(23,022)
Depreciation and amortization	(14,803)	(13,162)	(29,003)	(26,014)

Operating income	$38,868	$44,046	$77,478	$86,695

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Capital expenditures:
Owned and managed	$20,637	$28,355	$37,095	$44,746
Managed-only	1,260	1,728	2,217	3,866
Corporate and other	6,398	10,511	9,786	22,675
Discontinued operations	—	2	—	2

Total capital expenditures	$28,295	$40,596	$49,098	$71,289

The assets for the reportable segments are as follows (in thousands):

	June 30, 2005	December 31, 2004
Assets:
Owned and managed	$1,686,176	$1,672,463
Managed-only	90,911	82,228
Corporate and other	274,858	267,660
Discontinued operations	—	727

Total assets	$2,051,945	$2,023,078

13. SUPPLEMENTAL CASH FLOW DISCLOSURE
During the six months ended June 30, 2005, the $30.0 Million Convertible Subordinated Notes were converted into 3.4 million shares of common stock. As a result, long term debt was reduced by, and common stock and additional paid-in capital were increased by, $30.0 million.

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
This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
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
OVERVIEW
The Company
As of June 30, 2005, we owned 42 correctional, detention and juvenile facilities, three of which we leased to other operators. As of June 30, 2005, we operated 64 facilities, including 39 facilities that we owned, with a total design capacity of approximately 70,000 beds in 19 states and the District of Columbia. We also are constructing a correctional facility in Eloy, Arizona, that is expected to be completed during the second quarter of 2006. On July 1, 2005, we ceased operating a 1,440-bed detention center located in Tulsa, Oklahoma, as further described hereafter.
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
Asset impairments. As of June 30, 2005, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of June 30, 2005, we had $15.4 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
As of December 31, 2004, we expected to utilize our remaining federal net operating losses in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as further described hereafter, resulted in a decrease in our estimate of taxable income to be generated in 2005, such that we now do not expect to fully utilize our remaining federal net operating losses until 2006. Although we now expect to utilize our remaining federal net operating losses in 2006, we have approximately $11.8 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses begin expiring in 2005. Accordingly, we have a valuation allowance of $1.4 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of June 30, 2005, we had $35.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2005, we had $14.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2003		38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	January 15, 2004	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	April 1, 2004	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility	August 9, 2004	—	(1)	—	—	(1)
Expiration of the management contract for the Southern Nevada Women’s Correctional Center	October 1, 2004	—	(1)	—	—	(1)

Facilities as of December 31, 2004		38	25	3	1	67

Facilities as of June 30, 2005		38	25	3	1	67

While we also have begun construction of an additional correctional facility located in Eloy, Arizona, it is not counted in the table above because it currently has no impact on our results of operations, unlike our Stewart Correctional Facility, which is incomplete but requires certain operating expenses such as utilities, minimal staffing, real estate taxes and insurance.
Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004
Net income available to common stockholders was $14.9 million, or $0.37 per diluted share, for the three months ended June 30, 2005, compared with net income available to common stockholders of $14.8 million, or $0.38 per diluted share, for the three months ended June 30, 2004. During the six months ended June 30, 2005, we generated net income available to common stockholders of $5.9 million, or $0.15 per diluted share, compared with net income available to common stockholders of $29.1 million, or $0.74 per diluted share, for the six months ended June 30, 2004.
Net income available to common stockholders during the six months ended June 30, 2005 was negatively impacted by a $35.3 million charge associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our senior bank credit facility, as well as the write-off of existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2005 and 2004:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue per compensated man-day	$50.26	$49.15	$50.07	$48.99
Operating expenses per compensated man-day:
Fixed expense	28.89	27.62	28.98	27.62
Variable expense	9.57	9.20	9.34	9.15

Total	38.46	36.82	38.32	36.77

Operating margin per compensated man-day	$11.80	$12.33	$11.75	$12.22

Operating margin	23.5%	25.1%	23.5%	24.9%

Average compensated occupancy	90.1%	95.9%	89.7%	95.8%

Average compensated occupancy for the three- and six-month periods decreased from the prior year periods primarily as a result of the completion of construction of approximately 2,500 beds at seven facilities since the first six months of 2004, as well as a reduction in inmate populations at several of our facilities. In addition, we evaluate the design capacity of our facilities from time to time based on the customers using the facilities and the ability to reconfigure space with minimal capital outlays. In connection with the preparation of the 2005 budget, we increased the previously reported design capacities by an aggregate of approximately 1,500 beds effective January 1, 2005. Excluding these design capacity changes, as well as similar design capacity changes made during the third quarter of 2004, compensated occupancy would have been 93.2% and 92.9% for the three and six months ended June 30, 2005, respectively.
Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% of our total management revenue for the three and six months ended June 30, 2005 and 38% for the three and six months ended June 30, 2004.
Operating expenses totaled $228.6 million and $218.1 million for the three months ended June 30, 2005 and 2004, respectively, while operating expenses for the six months ended June 30, 2005 and 2004 totaled $449.2 million and $428.5 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Salaries and benefits represent the most significant component of fixed operating expenses, and represent approximately 64% of total operating expenses. During the three and six months ended June 30, 2005, facility salaries and benefits expense increased $7.1 million, or $1.04 per compensated man-day, and $16.4 million, or $1.14 per compensated man-day, respectively, compared with the same periods in the prior year. Salaries have increased due to annual raises and the commencement of management operations at the Delta Correctional Facility and the Northeast Ohio Correctional Center in April 2004 and as the result of an increase in staffing levels in anticipation of the arrival of additional inmate populations at several facilities where expansions had recently been completed. We also increased our staffing levels during the first and second quarters of 2005 at our Northeast Ohio Correctional

Center in anticipation of a new management contract with the BOP, which commenced June 1, 2005. We also retained an elevated staffing level at our Otter Creek Correctional Facility located in Wheelwright, Kentucky, despite the return of the inmate population at this facility to the state of Indiana, in anticipation of a potential new contract award, as further described hereafter. In addition, reductions in inmate populations at several other facilities did not justify a decrease in staffing levels at such facilities, resulting in an increase in salaries per compensated man-day, as these fixed expenses were spread over fewer compensated man-days. While we expect inmate populations to increase at the facilities that experienced reductions in inmate populations and at the facilities that have recently been expanded, we can provide no assurance that inmate populations will increase at these facilities.
Facility variable operating expenses increased $0.37 and $0.19 per compensated man-day during the three and six months June 30, 2005, respectively, compared with the same periods in the prior year. We experienced an increase of $1.2 million and $3.0 million in inmate medical expenses during the three and six months ended June 30, 2005, respectively, compared with the same periods in the prior year. The increase in inmate medical was primarily the result of increased reliance on outsourced nursing and an increase in the amount of offsite medical care being provided to inmates compounded by an inflationary environment for health care costs. The increase in the level of inmate medical care was caused, in part, by an increase in assumed medical responsibilities in exchange for per diem increases at certain facilities. We also incurred increased travel and other variable expenses incurred in connection with the new management contract at our Northeast Ohio Correctional Facility.
The increases in inmate medical and other variable expenses were partially offset by a reduction in expenses associated with existing and potential litigation. We have recently been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. During the first six months of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $1.2 million. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Our recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which we become involved.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Owned and Managed Facilities:
Revenue per compensated man-day	$58.61	$57.12	$58.47	$56.35
Operating expenses per compensated man-day:
Fixed expense	32.24	30.53	32.31	30.44
Variable expense	10.32	9.99	9.83	9.81

Total	42.56	40.52	42.14	40.25

Operating margin per compensated man-day	$16.05	$16.60	$16.33	$16.10

Operating margin	27.4%	29.1%	27.9%	28.6%

Average compensated occupancy	86.9%	92.5%	86.2%	92.1%

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Managed Only Facilities:
Revenue per compensated man-day	$37.68	$37.07	$37.45	$37.47
Operating expenses per compensated man-day:
Fixed expense	23.85	23.22	23.99	23.20
Variable expense	8.44	8.00	8.61	8.12

Total	32.29	31.22	32.60	31.32

Operating margin per compensated man-day	$5.39	$5.85	$4.85	$6.15

Operating margin	14.3%	15.8%	12.9%	16.4%

Average compensated occupancy	95.4%	101.4%	95.7%	102.0%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.
Owned and Managed Facilities
As a result of declining inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility, total revenues decreased by $2.0 million and $2.2 million during the three- and six-month periods ended June 30, 2005, compared with the same periods in the prior year. The average compensated occupancy during the three- and six-month periods in 2005 were 83.0% and 92.2%, respectively, compared with average compensated occupancy during the three- and six-month periods in 2004 of 101.4% and 100.0%, respectively. However, effective July 1, 2005, the ICE awarded us a contract for the continued

management at this facility. We believe we were successful in improving the terms of the contract, which is expected to contribute to higher profitability at this facility in future quarters. The contract, which governs the management of both USMS and ICE inmates, has a three-year base term with five three-year renewal options.
During 2004, the state of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility located in Watonga, Oklahoma and our Prairie Correctional Facility located in Appleton, Minnesota, by opening various facilities owned by the State. As discussed hereafter, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been filled with inmates from the state of Arizona. As of June 30, 2005, the state of Wisconsin did not house any inmates at the Prairie Correctional Facility, a decrease from 493 housed at June 30, 2004 at the Prairie facility. The reduction in inmate populations from the state of Wisconsin, partially offset by an increase in inmate populations from the states of Washington and Minnesota at this facility, resulted in a reduction in management revenue of $6.4 million at the Prairie facility during the first six months of 2005 compared with the first six months of 2004.
On March 4, 2004, we announced that we entered into an agreement with the state of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The agreement represents the first time the State has partnered with us to provide residential services to its inmates. As of June 30, 2005 and 2004, the facility housed nearly 1,200 inmates from the state of Arizona.
On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. We are managing federal prisoners from United States federal court districts that are experiencing a lack of detention space and/or high detention costs. As of June 30, 2005, we housed 554 USMS prisoners at this facility. During the three months and six months ended June 30, 2004, we incurred an operating loss of $1.8 million and $4.0 million (including depreciation and amortization of $0.3 million and $0.5 million), respectively, at this facility due in part to start-up activities and for staffing expenses in preparation for the arrival of additional inmates at this facility. The facility incurred an operating loss (including depreciation and amortization of $0.3 million and $0.6 million) during the three and six months ended June 30, 2005 of $0.7 million and $1.3 million.
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following commencement of the contract, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of June 30, 2005, we housed 102 BOP inmates at this facility.
As a result of recently completed bed expansions at our Houston Processing Center and our Leavenworth Detention Center, total revenue increased during the three- and six-month periods ended June 30, 2005 from the comparable periods in 2004 by a combined $3.7 million and $6.1 million, respectively. We expanded the Houston Processing Center by 494 beds, from a design capacity of 411 beds to 905 beds, in connection with a new contract with

ICE to accommodate additional inmate populations that were anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds. We expanded the Leavenworth Detention Center by 284 beds, from a design capacity of 483 beds to 767 beds, in connection with a new contract with the USMS. The new USMS contract provides a guarantee that the USMS will utilize 400 beds.
During the second quarter of 2005, we neared completion of construction on our Stewart County Correctional Facility located in Stewart County, Georgia. Although we currently do not have a contract to house inmates at the 1,524-bed facility, our decision to complete construction was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity. Once construction is complete we will incur depreciation expense on the new facility and will cease capitalizing interest on this project, which will have a negative affect on our results of operations. During the three- and six-month periods ended June 30, 2005, we capitalized $0.9 million and $1.9 million, respectively, in interest costs incurred on this facility. We estimate the book value of the facility to be approximately $72.1 million upon completion of construction. We also expect our overall occupancy percentage to decline slightly as a result of the additional vacant beds available at the Stewart facility.
During February 2005, we were notified by the state of Indiana that during the second quarter of 2005 it would remove all of its inmates from our 656-bed Otter Creek Correctional Facility to utilize available capacity within the State’s correctional system. As of June 30, 2005, we did not house any Indiana inmates at the Otter Creek Correctional Facility. However, during July 2005, we entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. We expect to begin receiving these inmates on or before September 1, 2005. We are currently pursuing additional opportunities with a number of potential customers to fill the remaining vacant space, but can provide no assurance that we will be successful. During the three and six months ended June 30, 2005, we incurred an operating loss of $0.8 million and $0.4 million (including depreciation and amortization of $0.2 million and $0.4 million), respectively, at this facility due to the loss of Indiana inmates as compared to operating income of $0.8 million and $1.5 million (including depreciation and amortization of $0.2 million and $0.4 million), respectively, during the three and six months ended June 30, 2004.
During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the state of Colorado. Although repair of the facility was substantially complete at December 31, 2004, a further reduction in Colorado inmate populations since the disturbance has impacted short-term results. However, the impact was mitigated by the recovery of $1.0 million of business interruption and other insurance proceeds recognized during the first quarter of 2005. As of June 30, 2005, we housed 987 inmates at this facility, compared with 951 inmates at June 30, 2004, despite a reduction of 128 inmates from the state of Wyoming, largely due to an expansion of this facility by 594 beds completed during the third quarter of 2004.

During July 2005, we announced our intention to cease operations at our T. Don Hutto Correctional Center located in Taylor, Texas, effective early September 2005. The decision was based on our assessment of near-term customer demand, primarily the USMS. As of June 30, 2005, we managed approximately 100 USMS inmates at this facility, some of which will be transferred to other of our facilities. We are currently pursuing opportunities to fill the vacant space but can provide no assurance that we will be successful. Total revenue and operating expenses were $0.8 million and $1.6 million during the second quarter of 2005, compared with total revenue and operating expenses of $0.8 million and $1.3 million during the second quarter of 2004. Total revenue and operating expenses were $2.7 million and $3.2 million, respectively, during the first six months of 2005, compared with $1.3 million and $2.6 million, respectively, of total revenue and operating expenses during the first six months of 2004.
Managed-Only Facilities
Our operating margins declined at managed-only facilities during the three and six months ended June 30, 2005 as compared with the same periods in 2004 primarily as a result of declines in inmate populations at the 1,150-bed Bay County Jail located in Panama City, Florida and the 1,092-bed Metro-Davidson County Detention Facility located in Nashville, Tennessee and as a result of higher operating expenses at the 1,440-bed David L. Moss Criminal Justice Center located in Tulsa, Oklahoma. These declines were partially offset by an increase in inmate populations at the newly expanded Lake City Correctional Facility located in Lake City, Florida.
Primarily as a result of declines in inmate populations at the Bay County Jail and the Metro-Davidson County Detention Facility, total revenue decreased during the three- and six-month periods ended June 30, 2005 from the comparable periods in 2004 by $1.9 million and $3.1 million, respectively. The decline in occupancy at the Metro-Davidson County Detention Facility is the result of the loss of female inmates at the facility caused by the opening of a new female-only detention facility by Davidson County during the first quarter of 2005.
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Total revenue and operating expenses were $5.6 million and $5.0 million during the second quarter of 2005 compared with total revenue and operating expenses of $5.5 million and $5.0 million during the second quarter of 2004. Total revenue and operating expenses were $10.7 million and $10.8 million, respectively, during the first six months of 2005, compared with total revenue and operating expenses of $11.1 million and $10.4 million, respectively, during the first six months of 2004. The increase in operating expenses was primarily the result of higher inmate litigation expenses and inmate medical expenses, which may fluctuate significantly from quarter to quarter at this facility, particularly due to unlimited inmate medical exposure under the terms of the management contract. Operating expenses also increased during the second quarter of 2005 for incremental expenses incurred in connection with turning operations over to the Sheriff’s Office.
On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed

Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The initial contract was for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of June 30, 2005, we housed 957 and 113 inmates from the state of Mississippi and Leflore County, respectively, at this facility.
Effective July 1, 2005, the Florida Department of Management Services (DMS) awarded us contract extensions for three medium-security correctional facilities we manage on behalf of the state of Florida. Accordingly, we will continue management operations of the 750-bed Bay Correctional Facility in Panama City, Florida; the 1,036-bed Gadsden Correctional Institution in Quincy, Florida; and the recently expanded 893-bed Lake City Correctional Facility in Lake City, Florida. The management contracts at Bay Correctional Facility and Gadsden Correctional Institution were renewed for a period of two years. The management contract at Lake City Correctional Facility was renewed for a one-year term. The Florida DMS has indicated its intention to expand the Bay Correctional facility by 235 beds and the Gadsden facility by 384 beds. We expect to respond to the invitation to negotiate agreements for these potential expansions in the near term.
General and administrative expense
For the three months ended June 30, 2005 and 2004, general and administrative expenses totaled $13.6 million and $12.1 million, respectively, while general and administrative expenses totaled $26.1 million and $23.0 million, respectively, during the six months ended June 30, 2005 and 2004. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the first half of 2004 primarily due to an increase in salaries and benefits, including $0.7 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options.
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ending December 31, 2005, we currently expect to recognize $1.7 million of general and administrative expense for the amortization of restricted stock issued during the first half of 2005 to employees whose compensation is charged to general and administrative expense. As further described hereafter, because these employees have historically been granted stock options rather than restricted stock, no such expense was recognized in our statement of operations during 2004. As a result, the issuance of restricted stock rather than stock options to these employees will contribute to a significant increase in our reported general and administrative expenses, even though our overall financial position and total cash flows are not affected by this change in compensation philosophy.
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
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2005 and 2004. Gross interest expense, net of capitalized interest, was $16.7 million and $18.3 million, respectively, for the three months ended June 30, 2005 and 2004 and was $35.4 million and $36.9 million, respectively, for the six months ended June 30, 2005 and 2004. Gross interest expense is based on outstanding convertible subordinated notes payable balances, borrowings under our senior bank credit facility, our 9.875% senior notes (until fully tendered), our 7.5% senior notes, our 6.25% senior notes, and amortization of loan costs and unused facility fees. Interest expense declined from the first half of 2004 as a result of changes in our capital structure caused by the aforementioned refinancing and recapitalization transactions completed during the first six months of 2005, and as further described hereafter.
Gross interest income was $1.2 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively. Gross interest income was $2.4 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $1.2 million and $1.5 million during the three months ended June 30, 2005 and 2004, respectively, and was $2.3 million and $2.7 million during the six months ended June 30, 2005 and 2004, respectively. Capitalized interest was associated with various construction and expansion projects and the installation of a new inmate management system.
Expenses associated with debt refinancing and recapitalization transactions
For the three months ended June 30, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $0.2 million and $76,000, respectively. For the six months ended June 30, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $35.3 million and $101,000, respectively. The charges in the first quarter of 2005 consisted primarily of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The charges in the second quarter of 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility, as further described hereafter.
The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter of 2004, as well as third-party fees associated with an amendment to our senior bank credit facility obtained during the second quarter.
Income tax expense
We incurred income tax expense of $8.1 million and $3.3 million for the three and six months ended June 30, 2005, respectively, while we incurred income tax expense of approximately $10.3 million and $20.9 million for the three and six months ended June 30, 2004, respectively.
Our effective tax rate was reduced to approximately 35% and 36% during the three and six months ended June 30, 2005 compared with approximately 40% during the same periods in the prior year. The lower effective tax rate resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first half of 2005. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected not to renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During the six months ended June 30, 2004, the facility generated total revenue of $4.0 million and incurred total operating expenses of $4.4 million.
During the first quarter of 2004, we received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs we previously made to a facility we formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are presented as discontinued operations.
On March 1, 2003, we were notified by the Department of Corrections of the Commonwealth of Virginia of its intention to not renew our contract to manage the Lawrenceville Correctional Center upon the expiration of the contract, which occurred on March 22, 2003. Results for the second quarter of 2004 include residual activity from the operation of this facility and primarily reflect proceeds received from the sale of the fully depreciated equipment.
As previously described herein, as a result of the expiration and non-renewal of our contract to manage the government-owned David L. Moss Criminal Justice Center on July 1, 2005, we expect to reclassify the results of operations, net of taxes, of this facility as discontinued operations beginning in the third quarter of 2005 for all periods presented.

Distributions to preferred stockholders
Distributions to preferred stockholders were $0.6 million and $1.5 million during the three and six months ended June 30, 2004. During the first quarter of 2004, we redeemed the remaining 0.3 million outstanding shares of our series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date. Further, during the second quarter of 2004, we redeemed the remaining 1.0 million shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.
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
We announced on September 10, 2003, our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. As of June 30, 2005, the estimated remaining cost to complete the Stewart facility is approximately $2.2 million, which is expected to be available for occupancy during the third quarter of 2005. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility is based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. However, we can provide no assurance that we will be successful in utilizing the increased bed capacity that will become available at this facility.
On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $81.7 million, and is slated for completion during the second quarter of 2006 with an estimated remaining cost to complete as of June 30, 2005 of $57.6 million. The capacity at the new facility is intended primarily for our existing customers.
We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first six months of 2005, we capitalized $8.5 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $12.9 million in information technology expenditures during the remainder of 2005.
We expect to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
During 2003, the Internal Revenue Service completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation, a division of the IRS. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset taxable income expected to be generated in 2005 and 2006. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004. During the first six months of 2005, we successfully disputed a portion of the repayment, resulting in a reduction to the repayment by approximately $1.3 million and reducing the related interest accrued during 2005. Our obligations pertaining to this audit were substantially paid during the first six months of 2005.
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
During the three and six months ended June 30, 2004, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carryforwards to offset our taxable income.
On February 10, 2005, we provided notice to the holders of the $30.0 million convertible subordinated notes that we would require the holders to convert all of the notes into shares of our common stock on March 1, 2005. The conversion of the $30.0 million convertible subordinated notes resulted in the issuance of 3.4 million shares of our common stock. Although net income and cash flow no longer reflects interest incurred and paid on such notes, the conversion of the notes into common stock had no impact on diluted earnings per share because net income for diluted earnings per share purpose was already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share always reflected the incremental shares assuming conversion.
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
Primarily as a result of these refinancing transactions, Standard & Poor’s Ratings Services raised our corporate credit rating to ‘BB-’ from ‘B+’. At the same time, Standard & Poor’s raised our senior secured debt rating to ‘BB’ from ‘BB-’ and our senior unsecured debt rating to ‘BB-’ from ‘B’. Additionally, Moody’s Investors Service reaffirmed the ‘B1’ rating on our senior unsecured debt and reaffirmed our positive outlook.
During April 2005, we completed an amendment to our senior bank credit facility that resulted in a reduction to the interest rates applicable to the term portion of the facility from 2.25% over LIBOR to 1.75% over LIBOR and a reduction to the interest rates applicable to the revolving portion of the facility from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the revolving credit facility were reduced from 0.50% to 0.375%. The base rate margin applicable to the term portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the revolving portion was reduced to 0.50% from 2.50%. In connection with this amendment, we prepaid $20.0 million of the term portion of our senior bank credit facility by drawing a like amount on the revolving portion of the facility. We incurred a pre-tax charge of approximately $0.2 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.
As of June 30, 2005, our liquidity was provided by cash on hand of $46.0 million, investments of $8.8 million, and $64.8 million available under our $125.0 million revolving credit facility. During the six months ended June 30, 2005 and 2004, we generated $51.5 million and $59.3 million, respectively, in cash through operating activities, and as of June 30, 2005 and 2004, we had net working capital of $121.3 million and $110.4 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $280.0 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of our refinancing and recapitalization transactions completed over the past two years, we have significantly reduced our exposure to variable rate debt, lowered our overall interest rates, and extended our weighted average debt maturities. The term portion of our senior bank credit facility matures on March 31, 2008, while the revolving portion of facility, which currently has an outstanding balance of $20.0 million along with $40.2 million in outstanding letters of credit under a subfacility, matures March 31, 2006. Although we believe we will be able to refinance and extend the maturity of the senior bank credit facility upon maturity, we can provide no assurance that we will be able to refinance the facility on commercially reasonable or any other terms.
At June 30, 2005 our weighted average effective interest rate was 7.1% and our total weighted average debt maturity was 6.0 years. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility, there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2005 was $51.5 million, compared with $59.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the six months ended June 30, 2005 was due primarily to the aforementioned cash taxes paid during the first half of 2005 for the IRS adjustment, partially offset by an increase in accounts payable, accrued expenses and other liabilities.
Investing Activities
Our cash flow used in investing activities was $40.1 million for the six months ended June 30, 2005 and was primarily attributable to capital expenditures during the quarter of $43.1 million and included expenditures for acquisitions and development of $25.0 million related to the aforementioned facility expansion and development projects. Our cash flow used in investing activities was $56.2 million for the six months ended June 30, 2004 and was primarily attributable to capital expenditures of $66.4 million, which included capital expenditures of $41.9 million related to seven facility expansion and development projects.
Financing Activities
Our cash flow used in financing activities was $16.4 million for the six months ended June 30, 2005 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first six months of 2005. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the senior bank credit facility of $110 million and pay fees and expenses related thereto. These transactions, combined with the second quarter amendment to the senior bank credit facility, resulted in fees and expenses of $35.9 million paid during the first six months of 2005. Our cash flow used in financing activities was $32.2 million for the six months ended June 30, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2005 (in thousands):

	Payments Due By Year Ended December 31,
	2005
	(remainder)	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$794	$21,539	$103,250	$34,300	$—	$825,000	$984,883
Mineral Wells remediation	—	225	—	—	—	—	225
Northeast Ohio BOP expansion	1,839	—	—	—	—	—	1,839
Operating leases	227	211	—	—	—	—	438

Total contractual cash obligations	$2,860	$21,975	$103,250	$34,300	$—	$825,000	$987,385

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the six months ended June 30, 2005, we paid $33.1 million in interest, including capitalized interest. We had $40.2 million of letters of credit outstanding at June 30, 2005 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended June 30, 2005 or 2004.
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
In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS 109, “Accounting for Income Taxes” that would address the accounting for uncertain tax positions. The FASB’s interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations, but such changes could have a material impact on our evaluation and recognition of our uncertain tax positions.
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
SEASONALITY AND QUARTERLY RESULTS
Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our senior bank credit facility because the interest on our senior bank credit facility is subject to fluctuations in the market. We do not currently intend to enter into any interest rate protection agreements in the short term. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2005, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.4 million and $1.1 million, respectively.
As of June 30, 2005, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5% and $375.0 million of senior notes with a fixed interest rate of 6.25%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s 2005 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 10, 2005. A total of 37,434,417 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.
At the Annual Meeting, the following twelve nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 36,500,600 votes, or 97.5% of the shares present at the meeting:

		Shares Voted
Name of Nominee	For	Against	Abstain
William F. Andrews	36,723,335	711,082	—
John D. Ferguson	37,352,221	82,196	—
Donna M. Alvarado	37,252,093	182,324	—
Lucius E. Burch, III	37,259,698	174,719	—
John D. Correnti	36,500,600	933,817	—
John R. Horne	37,337,700	96,717	—
C. Michael Jacobi	37,034,548	399,869	—
Thurgood Marshall, Jr.	37,334,116	100,301	—
Charles L. Overby	36,973,392	461,025	—
John R. Prann, Jr.	37,349,473	84,944	—
Joseph V. Russell	37,351,391	83,026	—
Henri L. Wedell	37,261,071	173,346	—

Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.
Also at the Annual Meeting, on a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2005, 37,097,011 shares, or 99.1% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 323,576 shares voted against the proposal and 13,829 shares abstained.
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
Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the review of the Company’s financial statements for the second quarter of 2005 and (2) planning for the audit of our internal controls over financial reporting.
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

Date: August 5, 2005

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer