Form 10-Q
period 2005-09-30
CORRECTIONS CORP OF AMERICA
filed 2005-11-08
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of October 31, 2005:
     Shares of Common Stock, $0.01 par value per share: 39,575,844 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$66,402	$50,938
Restricted cash	11,182	12,965
Investments	8,897	8,686
Accounts receivable, net of allowance of $2,059 and $1,380, respectively	173,787	154,288
Deferred tax assets	38,365	56,410
Prepaid expenses and other current assets	18,816	16,636
Current assets of discontinued operations	—	2,365

Total current assets	317,449	302,288

Property and equipment, net	1,691,009	1,659,858

Investment in direct financing lease	16,520	17,073
Goodwill	15,425	15,563
Other assets	24,862	28,144
Non current assets of discontinued operations	—	152

Total assets	$2,065,265	$2,023,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$157,940	$144,815
Income taxes payable	2,032	22,207
Current portion of long-term debt	21,871	3,182
Current liabilities of discontinued operations	1,801	2,061

Total current liabilities	183,644	172,265

Long-term debt, net of current portion	964,236	999,113
Deferred tax liabilities	8,777	14,132
Other liabilities	20,843	21,574

Total liabilities	1,177,500	1,207,084

Commitments and contingencies

Common stock — $0.01 par value; 80,000 shares authorized; 39,552 and 35,415 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	396	354
Additional paid-in capital	1,501,592	1,451,885
Deferred compensation	(6,431)	(1,736)
Retained deficit	(607,792)	(634,509)

Total stockholders’ equity	887,765	815,994

Total liabilities and stockholders’ equity	$2,065,265	$2,023,078

The accompanying notes are an integral part of these consolidated financial statements

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE:
Management and other	$303,368	$283,833	$872,488	$835,018
Rental	999	971	2,955	2,874

	304,367	284,804	875,443	837,892

EXPENSES:
Operating	226,006	216,034	664,353	634,066
General and administrative	14,352	12,328	40,477	35,350
Depreciation and amortization	15,315	13,969	44,132	39,950

	255,673	242,331	748,962	709,366

OPERATING INCOME	48,694	42,473	126,481	128,526

OTHER EXPENSES:
Interest expense, net	15,273	16,831	48,245	51,809
Expenses associated with debt refinancing and recapitalization transactions	—	—	35,269	101
Other expenses	191	239	240	494

	15,464	17,070	83,754	52,404

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,230	25,403	42,727	76,122

Income tax expense	(12,437)	(8,769)	(15,817)	(29,412)

INCOME FROM CONTINUING OPERATIONS	20,793	16,634	26,910	46,710

Income (loss) from discontinued operations, net of taxes	—	374	(193)	906

NET INCOME	20,793	17,008	26,717	47,616
				—
Distributions to preferred stockholders	—	—	—	(1,462)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,793	$17,008	$26,717	$46,154

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.53	$0.48	$0.71	$1.29
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.01)	0.03

Net income available to common stockholders	$0.53	$0.49	$0.70	$1.32

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.52	$0.42	$0.67	$1.16
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.02

Net income available to common stockholders	$0.52	$0.43	$0.67	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,717	$47,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,318	40,063
Amortization of debt issuance costs and other non-cash interest	4,034	5,220
Expenses associated with debt refinancing and recapitalization transactions	35,269	101
Deferred income taxes	12,402	23,218
Other expenses	231	334
Other non-cash items	3,032	1,715
Income tax benefit of equity compensation	5,220	2,176
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(20,091)	(28,477)
Accounts payable, accrued expenses and other liabilities	8,468	17,360
Income taxes payable	(20,175)	1,659

Net cash provided by operating activities	99,425	110,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisitions, expansions and development	(48,658)	(66,016)
Expenditures for other capital improvements	(24,727)	(35,753)
Decrease (increase) in restricted cash	1,897	(42)
Proceeds from sale of investments	—	5,000
Purchases of investments	(211)	(115)
Proceeds from sale of assets	1,039	266
Decrease in other assets	758	6,044
Payments received on direct financing leases and notes receivable	489	439

Net cash used in investing activities	(69,413)	(90,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	375,000	—
Scheduled principal repayments	(835)	(122)
Other principal repayments	(360,135)	—
Payment of debt issuance and other refinancing and related costs	(36,224)	(993)
Proceeds from exercise of stock options and warrants	7,679	2,252
Purchase and retirement of common stock	(33)	—
Purchase and redemption of preferred stock	—	(31,028)
Payment of dividends	—	(1,612)

Net cash used in financing activities	(14,548)	(31,503)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,464	(10,695)

CASH AND CASH EQUIVALENTS, beginning of period	$50,938	$70,705

CASH AND CASH EQUIVALENTS, end of period	$66,402	$60,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,689 and $4,448 in 2005 and 2004, respectively)	$43,491	$34,252

Income taxes	$15,636	$3,341

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$815,994

Comprehensive income:
Net income	—	—	—	—	—	26,717	—	26,717

Total comprehensive income	—	—	—	—	—	26,717	—	26,717

Conversion of subordinated notes	—	—	34	29,944	—	—	—	29,978
Issuance of common stock	—	—	—	51	—	—	—	51
Retirement of common stock	—	—	—	(33)	—	—	—	(33)
Amortization of deferred compensation, net of forfeitures	—	—	—	(142)	2,301	—	—	2,159
Income tax benefit of equity compensation	—	—	—	5,220	—	—	—	5,220
Restricted stock grant	—	—	2	6,994	(6,996)	—	—	—
Warrants exercised	—	—	1	999	—	—	—	1,000
Stock options exercised	—	—	5	6,674	—	—	—	6,679

Balance as of September 30, 2005	$—	$—	$396	$1,501,592	$(6,431)	$(607,792)	$—	$887,765

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED AND AMOUNTS IN THOUSANDS)

							Accumulated
	Series A	Series B		Additional			Other
	Preferred	Preferred	Common	Paid-in	Deferred	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total
Balance as of December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	47,616	—	47,616
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	47,616	586	48,202

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	(1,462)
Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	(31,028)
Income tax benefit of equity compensation	—	—	—	2,176	—	—	—	2,176
Stock issuance	—	—	—	33	—	—	—	33
Amortization of deferred compensation, net of forfeitures	—	—	—	(91)	1,035	—	—	944
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—
Stock options exercised	—	—	1	2,251	—	—	—	2,252

Balance as of September 30, 2004	$—	$—	$352	$1,447,685	$(2,019)	$(649,436)	$—	$796,582

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
1.	ORGANIZATION AND OPERATIONS
As of September 30, 2005, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 42 correctional, detention and juvenile facilities, three of which are leased to other operators. As of September 30, 2005, the Company operated 63 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing a correctional facility in Eloy, Arizona that is expected to be completed during the second quarter of 2006.
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
At September 30, 2005, the Company had equity incentive plans, which are described more fully in the 2004 Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB 25. No employee compensation cost for the Company’s stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

As Reported:
Income from continuing operations after preferred stock distributions	$20,793	$16,634	$26,910	$45,248
Income (loss) from discontinued operations, net of taxes	—	374	(193)	906

Net income available to common stockholders	$20,793	$17,008	$26,717	$46,154

Pro Forma:
Income from continuing operations after preferred stock distributions	$20,026	$16,159	$23,892	$42,232
Income (loss) from discontinued operations, net of taxes	—	374	(193)	906

Net income available to common stockholders	$20,026	$16,533	$23,699	$43,138

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.53	$0.48	$0.71	$1.29
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.01)	0.03

Net income available to common stockholders	$0.53	$0.49	$0.70	$1.32

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.52	$0.42	$0.67	$1.16
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.02

Net income available to common stockholders	$0.52	$0.43	$0.67	$1.18

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.51	$0.46	$0.63	$1.20
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.01)	0.03

Net income available to common stockholders	$0.51	$0.47	$0.62	$1.23

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.50	$0.41	$0.59	$1.08
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.02

Net income available to common stockholders	$0.50	$0.42	$0.59	$1.10

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
Goodwill was $15.4 million and $15.6 million as of September 30, 2005 and December 31, 2004, respectively, and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the termination of the Company’s contract to manage the David L. Moss Criminal Justice Center, as further described in Note 5. This charge is included in income (loss) from discontinued operations, net of taxes in the accompanying statement of operations for the nine months ended September 30, 2005.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(853)	$873	$(839)
Customer list	765	(301)	765	(219)
Contract values	(35,688)	18,576	(35,688)	16,759

Total	$(34,050)	$17,422	$(34,050)	$15,701

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2005 and 2004 was $1.0 million and $0.8 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2005 and 2004 was $3.1 million and $2.5 million, respectively. Interest expense associated with the amortization of contract values for the three months ended September 30, 2005 and 2004 was $0.4 million and $0.5 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2005 and 2004 was $1.4 million and $1.6 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$1,113
2006	4,552
2007	4,552
2008	4,552
2009	3,095
2010	3,515
5.	FACILITY OPERATIONS
On December 23, 2004, the Company received a contract award from the Federal Bureau of Prisons (“BOP”) to house approximately 1,195 federal inmates at its Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following commencement of the contract, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of September 30, 2005, the Company housed 664 BOP inmates at this facility.
During February 2005, the Company announced that it received notification from the Indiana Department of Corrections of its intent to return to Indiana approximately 620 male Indiana inmates housed at the Company’s Otter Creek Correctional Center located in Wheelwright, Kentucky. The Company returned all of the inmates to the Indiana corrections system by the end of May 2005. During July 2005, the Company entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. The Company began receiving these inmates in August 2005, and as of September 30, 2005 housed 390 inmates at this facility pursuant to the new contract.
During October 2005, the Company entered into an agreement with the state of Hawaii to house up to 140 female Hawaii inmates at the Company’s Otter Creek Correctional Center. The terms of the contract include an initial one-year period, with two one-year renewal options. The facility began receiving inmates during September 2005 under a 30-day contract completed in September 2005. The Company anticipates the existing customers at this facility to fill the remaining vacant space, but can provide no such assurance.
During July 2005, the Company also announced its intention to cease operations at its T. Don Hutto Correctional Center located in Taylor, Texas, effective early September

2005. However, during September and October, the facility housed inmates from the Liberty County Jail the Company manages in Liberty, Texas on a temporary basis due to the effects of Hurricane Rita on the Liberty County Jail. Although the Liberty County Jail sustained no property damage, inmates were held in the T. Don Hutto Correctional Center until power and other services were restored at the Liberty County Jail.
Additionally, on October 20, 2005, the Company agreed to provide temporary housing for 1,200 detainees from the Federal Bureau of Immigration and Customs Enforcement (“ICE”) housed in government detention facilities throughout the state of Florida due to the anticipated arrival of Hurricane Wilma and the emergency evacuation of all ICE detainees in Florida. The Company initially housed approximately 600 detainees at its T. Don Hutto Correctional Center and approximately 600 detainees at its Florence Correctional Center. The detainee populations have already begun to decline, and the Company currently expects these detainee populations to be returned to ICE by the end of 2005. The Company is currently reconsidering its decision to close the T. Don Hutto facility following the removal of these detainees based on potential opportunities to utilize the facility.
During March 2005, the Company received notification from the Tulsa County Commission in Oklahoma that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office manage the 1,440-bed David L. Moss Criminal Justice Center, located in Tulsa. The Company’s contract expired on June 30, 2005. Accordingly, the Company transferred operation of the facility to the Tulsa County Sheriff’s Office on July 1, 2005. The Company reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations in the accompanying financial statements for all periods presented.
During September 2005, the Company announced that Citrus County renewed its contract for the Company’s continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that the Company expects to commence during the fourth quarter of 2005 and complete during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million and will be funded by the Company utilizing cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay the Company an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
During September 2003, the Company announced its intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. The Company’s decision to complete construction of this facility was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During October 2005, construction was completed and the facility was placed into service and was available for occupancy. Although the Company currently does not have a contract to house inmates at this facility, it is pursuing opportunities with a number of potential customers to fill the vacant space but can provide no assurance that it will be successful.
The Company’s Tallahatchie County Correctional Facility located in Tutwiler, Mississippi is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants the Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period. During October 2005, the Company completed an amendment to extend the amortization period through 2035, which could be further extended to 2050 in the event the Company expands the facility by at least 200 beds.
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
As more fully described in Note 5, the Company transferred operation of the David L. Moss Criminal Justice Center to the Tulsa County Sheriff’s Office on July 1, 2005.
The following table summarizes the results of operations for these discontinued facilities for the three and nine months ended September 30, 2005 and 2004 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE:
Managed-only	$—	$7,652	$10,681	$23,285

EXPENSES:
Managed-only	—	7,042	10,804	21,870
Depreciation and amortization	—	39	186	113

	—	7,081	10,990	21,983

OPERATING INCOME (LOSS)	—	571	(309)	1,302

OTHER INCOME:
Gain on disposal of assets	—	—	15	160

INCOME (LOSS) BEFORE INCOME TAXES	—	571	(294)	1,462

Income tax (expense) benefit	—	(197)	101	(556)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$374	$(193)	$906

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2005	December 31, 2004
ASSETS
Accounts receivable	$—	$2,365

Total current assets		2,365

Property and equipment, net	—	152

Total assets	$—	$2,517

LIABILITIES
Accounts payable and accrued expenses	$1,801	$2,061

Total current liabilities	$1,801	$2,061

7.	DEBT
Debt outstanding as of September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance due March 31, 2008; interest payable periodically at variable interest rates. The interest rate was 5.5% and 4.4% at September 30, 2005 and December 31, 2004, respectively.	$139,300	$270,135

Revolving Loan, principal due at maturity in March 2006; interest payable periodically at variable interest rates. The interest rate was 5.3% at September 30, 2005.	20,000	—

9.875% Senior Notes, principal initially due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%. These notes were paid-off in connection with a tender offer for the notes in March 2005.	—	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.6 million and $1.8 million was unamortized at September 30, 2005 and December 31, 2004, respectively.	201,621	201,839

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	—

4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%. These notes were converted into shares of common stock in March 2005.	—	30,000

Other	186	321

	986,107	1,002,295
Less: Current portion of long-term debt	(21,871)	(3,182)

	$964,236	$999,113

Senior Bank Credit Facility. As of September 30, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $139.3 million term loan expiring March 31, 2008 (the “Term Loan E Facility”) and a revolving loan (the “Revolving Loan”) with a capacity of up to $125.0 million, which includes a $75.0 million subfacility for letters of credit, expiring on March 31, 2006. On April 18, 2005, the Company completed an amendment to the Senior Bank Credit Facility that resulted in a reduction to the interest rates applicable to the term loan portion from 2.25% over the London Interbank Offered Rate (“LIBOR”) to 1.75% over LIBOR and a reduction to the interest rates applicable to the Revolving Loan from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the Revolving Loan were reduced from 0.50% to 0.375%. The base rate margin applicable to the term loan portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the Revolving Loan was reduced to 0.50% from 2.50%. In connection with this amendment, the Company prepaid $20.0 million of the term portion of the Senior Bank Credit Facility by drawing a like amount on the Revolving Loan. The Company reported a pre-tax charge of approximately $0.2 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.
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
8. STOCKHOLDERS’ EQUITY
During the nine months ended September 30, 2005, the Company issued 197,026 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 155,556 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 restricted shares to employees whose compensation is charged to operating expense. The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 107,950 shares issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria for the fiscal years ending December 31, 2005, 2006 and 2007. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested or forfeited under the terms of the restricted stock, the remaining 89,076 shares of restricted stock issued to certain other employees of the Company vest during 2008.
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
During the three months ended September 30, 2005, the Company expensed $871,000, net of forfeitures, relating to restricted common stock ($361,000 of which was recorded in operating expenses and $510,000 of which was recorded in general and administrative expenses), while during the three months ended September 30, 2004, the

Company expensed $228,000 net of forfeitures, relating to restricted common stock awarded to employees whose compensation is charged to operating expense. During the nine months ended September 30, 2005, the Company expensed $2,159,000, net of forfeitures, relating to restricted common stock ($985,000 of which was recorded in operating expenses and $1,174,000 of which was recorded in general and administrative expenses), while during the nine months ended September 30, 2004, the Company expensed $653,000, net of forfeitures, relating to restricted common stock awarded to employees whose compensation is charged to operating expense. As of September 30, 2005, 321,228 of these shares of restricted stock remained outstanding and subject to vesting.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$20,793	$16,634	$26,910	$45,248
Income (loss) from discontinued operations, net of taxes	—	374	(193)	906

Net income available to common stockholders	$20,793	$17,008	$26,717	$46,154

Diluted:
Income from continuing operations after preferred stock distributions	$20,793	$16,634	$26,910	$45,248
Interest expense applicable to convertible notes, net of taxes	—	199	124	553

Diluted income from continuing operations after preferred stock distributions	20,793	16,833	27,034	45,801
Income (loss) from discontinued operations, net of taxes	—	374	(193)	906

Diluted net income available to common stockholders	$20,793	$17,207	$26,841	$46,707

DENOMINATOR
Basic:
Weighted average common shares outstanding	39,107	35,061	38,194	35,014

Diluted:
Weighted average common shares outstanding	39,107	35,061	38,194	35,014
Effect of dilutive securities:
Stock options and warrants	1,085	1,330	1,174	1,304
Convertible notes	—	3,362	727	3,362
Restricted stock-based compensation	124	63	102	55

Weighted average shares and assumed conversions	40,316	39,816	40,197	39,735

BASIC EARNINGS PER SHARE:
Income from continuing operations after preferred stock distributions	$0.53	$0.48	$0.71	$1.29
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.01)	0.03

Net income available to common stockholders	$0.53	$0.49	$0.70	$1.32

DILUTED EARNINGS PER SHARE:
Income from continuing operations after preferred stock distributions	$0.52	$0.42	$0.67	$1.16
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.02

Net income available to common stockholders	$0.52	$0.43	$0.67	$1.18

10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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
Guarantees
Hardeman County Correctional Facilities Corporation (“HCCFC”) is a nonprofit, mutual benefit corporation organized under the Tennessee Nonprofit Corporation Act to purchase, construct, improve, equip, finance, own and manage a detention facility located in Hardeman County, Tennessee. HCCFC was created as an instrumentality of Hardeman County to implement the County’s incarceration agreement with the state of Tennessee to house certain inmates.
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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $54.4 million at September 30, 2005 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2005, the outstanding principal balance of the bonds exceeded the purchase price option by $12.0 million. The Company also maintains a restricted cash account of $5.3 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.
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
The Internal Revenue Service recently completed the audit of the Company’s federal income tax return for the taxable year ended December 31, 2002. The outcome of such audit did not have a material impact on its consolidated financial position, results of operations, or cash flows.
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
The Company’s effective tax rate was approximately 37% during both the three and nine months ended September 30, 2005 compared with approximately 35% and 39% during the same periods in the prior year. The lower effective tax rate during the nine-month period in 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. The lower effective tax rate during the three months ended September 30, 2004 resulted primarily from a change in estimated income taxes associated with certain refinancing transactions completed during 2003. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

12.	SEGMENT REPORTING
As of September 30, 2005, the Company owned and managed 39 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2004 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Owned and managed	$214,096	$197,136	$615,018	$584,984
Managed-only	85,882	81,299	246,115	235,069

Total management revenue	299,978	278,435	861,133	820,053

Operating expenses:
Owned and managed	151,342	142,697	440,299	419,695
Managed-only	69,645	66,681	207,603	194,051

Total operating expenses	220,987	209,378	647,902	613,746

Facility contribution:
Owned and managed	62,754	54,439	174,719	165,289
Managed-only	16,237	14,618	38,512	41,018

Total facility contribution	78,991	69,057	213,231	206,307

Other revenue (expense):
Rental and other revenue	4,389	6,369	14,310	17,839
Other operating expense	(5,019)	(6,656)	(16,451)	(20,320)
General and administrative	(14,352)	(12,328)	(40,477)	(35,350)
Depreciation and amortization	(15,315)	(13,969)	(44,132)	(39,950)

Operating income	$48,694	$42,473	$126,481	$128,526

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Capital expenditures:
Owned and managed	$25,640	$26,367	$62,735	$71,113
Managed-only	1,331	893	3,548	4,729
Corporate and other	2,648	7,361	12,434	30,036
Discontinued operations	—	5	—	37

Total capital expenditures	$29,619	$34,626	$78,717	$105,915

The assets for the reportable segments are as follows (in thousands):

	September 30, 2005	December 31, 2004
Assets:
Owned and managed	$1,675,165	$1,672,463
Managed-only	93,839	80,438
Corporate and other	296,261	267,660
Discontinued operations	—	2,517

Total assets	$2,065,265	$2,023,078

13.	SUPPLEMENTAL CASH FLOW DISCLOSURE
During the nine months ended September 30, 2005, the $30.0 Million Convertible Subordinated Notes were converted into 3.4 million shares of common stock. As a result, long term debt was reduced by, and common stock and additional paid-in capital were increased by, $30.0 million.

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
OVERVIEW
The Company
As of September 30, 2005, we owned 42 correctional, detention and juvenile facilities, three of which we leased to other operators. As of September 30, 2005, we operated 63 facilities, including 39 facilities that we owned, with a total design capacity of approximately 69,000 beds in 19 states and the District of Columbia. We also are constructing a correctional facility in Eloy, Arizona that is expected to be completed during the second quarter of 2006.
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
Asset impairments. As of September 30, 2005, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of September 30, 2005, we had $15.4 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
As of December 31, 2004, we expected to utilize our remaining federal net operating losses in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as further described hereafter, resulted in a decrease in our estimate of taxable income to be generated in 2005, such that we now do not expect to fully utilize our remaining federal net operating losses until 2006. Although we now expect to utilize our remaining federal net operating losses in 2006, we have approximately $11.9 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Certain of these net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.7 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of September 30, 2005, we had $34.6 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of September 30, 2005, we had $13.5 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by, and the following table sets forth for the periods presented, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2003		38	21	3	1	63
Management contracts awarded by the Texas Department of Criminal Justice, net	January 15, 2004	—	5	—	—	5

Management contract awarded for the Delta Correctional Facility	April 1, 2004	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility	August 9, 2004	—	(1)	—	—	(1)
Expiration of the management contract for the Southern Nevada Women’s Correctional Center	October 1, 2004	—	(1)	—	—	(1)

Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)

Facilities as of September 30, 2005		38	24	3	1	66

While we also have begun construction of an additional correctional facility located in Eloy, Arizona, it is not counted in the table above because it currently has no impact on our results of operations, unlike our Stewart County Correctional Facility, which was incomplete as of September 30, 2005 but requires certain operating expenses such as utilities, minimal staffing, real estate taxes and insurance. The Stewart County Correctional Facility was placed into service in October 2005.
Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004
Net income available to common stockholders was $20.8 million, or $0.52 per diluted share, for the three months ended September 30, 2005, compared with $17.0 million, or $0.43 per diluted share, for the three months ended September 30, 2004. During the nine months ended September 30, 2005, we generated net income available to common stockholders of $26.7 million, or $0.67 per diluted share, compared with $46.2 million, or $1.18 per diluted share, for the nine months ended September 30, 2004.
Net income available to common stockholders during the nine months ended September 30, 2005 was negatively impacted by a $35.3 million pre-tax charge, or $0.55 per diluted share net of taxes, associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our senior bank credit facility, as well as the write-off of existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenue per compensated man-day	$50.82	$48.99	$50.35	$49.02
Operating expenses per compensated man-day:
Fixed expense	28.17	27.75	28.66	27.59
Variable expense	9.27	9.09	9.22	9.10

Total	37.44	36.84	37.88	36.69

Operating margin per compensated man-day	$13.38	$12.15	$12.47	$12.33

Operating margin	26.3%	24.8%	24.8%	25.2%

Average compensated occupancy	92.7%	95.1%	90.8%	95.6%

Average compensated occupancy for the three- and nine-month periods decreased from the prior year periods primarily as a result of the completion of construction of approximately 2,500 beds at seven facilities throughout the second half of 2004 and the first quarter of 2005, as well as a reduction in inmate populations at several of our facilities during the nine-month period in 2005 compared with the nine-month period in 2004. In addition, we evaluate the design capacity of our facilities from time to time based on the customers using the facilities and the ability to reconfigure space with minimal capital outlays. In connection with the preparation of the 2005 budget, we increased the previously reported design capacities by an aggregate of approximately 1,500 beds effective January 1, 2005. Excluding these design capacity changes, as well as similar design capacity changes made during the third quarter of 2004, compensated occupancy would have been 95.5% and 93.9% for the three and nine months ended September 30, 2005, respectively.
Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and the Bureau of Immigration and Customs Enforcement, or the ICE, continues to be a significant component of our business. Our federal customers generated approximately 40% of our total management revenue for the three and nine months ended September 30, 2005 and 39% for the three and nine months ended September 30, 2004.
Operating expenses totaled $226.0 million and $216.0 million for the three months ended September 30, 2005 and 2004, respectively, while operating expenses for the nine months ended September 30, 2005 and 2004 totaled $664.4 million and $634.1 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses. During the three and nine months ended September 30, 2005, facility salaries and benefits expense increased $6.8 million, or $0.28 per compensated man-day, and $23.6 million, or $0.86 per compensated man-day, respectively, compared with the same periods in the prior year. Salaries have increased as a result of annual raises, the commencement of management operations at the Delta Correctional Facility and the Northeast Ohio Correctional Center in April 2004, and an increase in staffing levels in anticipation of the arrival of additional inmate populations at several facilities where expansions had recently been completed. We also increased our staffing levels during 2005 at our Northeast Ohio Correctional Center in anticipation of the new management contract with the BOP, which commenced June 1, 2005. In addition, reductions in inmate populations at several other facilities, mostly during the first half of 2005, did not justify a decrease in staffing levels at such facilities, resulting in an increase in salaries per compensated man-day, as these fixed expenses were spread over fewer compensated man-days. These increases were mitigated by successful cost containment efforts in employee medical and workers’ compensation expenses across the portfolio.
Facility variable operating expenses increased $0.18 and $0.12 per compensated man-day during the three and nine months ended September 30, 2005, respectively, compared with the same periods in the prior year. We experienced an increase of $0.5 million and $2.5 million in inmate medical expenses during the three and nine months ended September 30, 2005, respectively, compared with the same periods in the prior year. The increase in inmate medical was primarily the result of increased reliance on outsourced nursing and an increase in the amount of offsite medical care being provided to inmates compounded by an inflationary environment for health care costs. The increase in the level of inmate medical care was caused, in part, by an increase in assumed medical responsibilities in exchange for per diem increases at certain facilities. We also incurred increased travel and other variable expenses at several facilities affected by Hurricane Katrina and Hurricane Rita as well as for the temporary transfers of personnel to assist with the influx of inmate populations at several facilities during the third quarter of 2005, including at our Northeast Ohio Correctional Center in Youngstown, Ohio, Diamondback Correctional Center in Watonga, Oklahoma, and Prairie Correctional Facility in Appleton, Minnesota.
The increases in inmate medical and other variable expenses were partially offset by a reduction in expenses associated with existing and potential litigation. We have recently been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. During the first nine months of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $2.1 million. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Our recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which we become involved.
The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance that we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Owned and Managed Facilities:
Revenue per compensated man-day	$58.88	$57.09	$58.61	$56.60
Operating expenses per compensated man-day:
Fixed expense	31.53	31.45	32.04	30.78
Variable expense	10.09	9.87	9.92	9.83

Total	41.62	41.32	41.96	40.61

Operating margin per compensated man-day	$17.26	$15.77	$16.65	$15.99

Operating margin	29.3%	27.6%	28.4%	28.3%

Average compensated occupancy	89.9%	90.0%	87.5%	91.4%

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Managed Only Facilities:
Revenue per compensated man-day	$37.90	$36.44	$37.24	$36.77
Operating expenses per compensated man-day:
Fixed expense	22.78	22.02	23.29	22.44
Variable expense	7.95	7.87	8.12	7.91

Total	30.73	29.89	31.41	30.35

Operating margin per compensated man-day	$7.17	$6.55	$5.83	$6.42

Operating margin	18.9%	18.0%	15.7%	17.5%

Average compensated occupancy	97.4%	104.3%	96.7%	103.3%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.
Owned and Managed Facilities
On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. Since then, we have managed federal prisoners from United States federal court districts that have been experiencing a lack of detention space and/or high detention costs. As of September 30, 2005, we housed 632 USMS prisoners at this facility compared with 278 USMS prisoners at the facility as of September 30, 2004. During the three and nine months ended September 30, 2004, we incurred an operating loss of $1.4 million and $5.5 million (including depreciation and amortization of $0.3 million and $0.8 million), respectively, at this facility partially as a result of start-up activities and for staffing expenses in preparation for the arrival of additional inmates at this facility.
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following commencement of the contract and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of September 30, 2005, we housed 664 BOP inmates at this facility. Total revenue increased by $8.2 million and $14.8 million during the three and nine months ended September 30, 2005 compared with the same periods in the prior year as a result of this new contract and from an increase in USMS at this facility.
As a result of the completion of bed expansions at our Houston Processing Center and our Leavenworth Detention Center during the fourth quarter of 2004, total revenue increased during the three- and nine-month periods ended September 30, 2005 from the comparable periods in 2004 by a combined $4.2 million and $10.3 million, respectively. We expanded the Houston Processing Center by 494 beds, from a design capacity of 411 beds to 905 beds, in connection with a new contract with ICE to accommodate additional detainee populations that were anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds. We expanded the Leavenworth Detention Center by 284 beds, from a design capacity of 483 beds to 767 beds, in connection with a new contract with the USMS. The new USMS contract provides a guarantee that the USMS will utilize 400 beds.
During February 2005, we were notified by the state of Indiana that, during the second quarter of 2005, it would remove all of its inmates from our 656-bed Otter Creek Correctional Facility to utilize available capacity within the State’s correctional system. All of the Indiana inmates were transferred to the state of Indiana by the end of the second quarter of 2005. However, during July 2005, we entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. We began receiving these inmates in August 2005. As of September 30, 2005, we housed 390 Kentucky inmates at this facility.
During October 2005, we entered into an agreement with the state of Hawaii to house up to 140 female Hawaii inmates at the Otter Creek Correctional Center. The terms of the contract include an initial one-year period, with two one-year renewal options. The facility began receiving Hawaii inmates during September 2005 under a 30-day contract completed in September 2005. As of September 30, 2005, we housed 80 Hawaii inmates at this facility. We anticipate the existing customers at this facility to fill the remaining vacant space, but can provide no such assurance. Operating income decreased at this facility by $1.3 million and $3.2 million, respectively, for the three- and nine-month periods ended September 30, 2005 from the comparable periods in the prior year.
During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to immediately transfer approximately 120 inmates to other of our facilities and approximately 65 inmates to facilities owned by the state of Colorado. Although repair of the facility was substantially complete at December 31, 2004, Colorado continued to reduce inmate populations at all four of our facilities in Colorado to as low as 2,564 in November 2004, which has impacted short-term results. However, the impact was mitigated by the recovery of $1.0 million of business interruption and other insurance proceeds recognized during the first quarter of 2005. As of September 30, 2005, we housed 908 inmates at this facility, compared with 738 inmates at September 30, 2004, despite a relocation of 189 inmates from the state of Washington, largely due to an expansion of the Crowley facility by 594 beds completed during the third quarter of 2004. Our overall inmate populations from the state of Colorado have also recovered. We housed 2,999 inmates from the state of Colorado as of September 30, 2005, compared with 2,882 inmates just prior to the inmate disturbance at the Crowley facility.
As a result of declining inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility, total revenues decreased by $1.5 million and $3.7 million during the three- and nine-month periods ended September 30, 2005, respectively, compared with the same periods in the prior year. The average compensated occupancy during the three- and nine-month periods in 2005 were 100.0% and 94.8%, respectively, compared with average compensated occupancy during the three- and nine-month periods in 2004 of 121.2% and 107.1%, respectively. However, effective July 1, 2005, the ICE awarded us a contract for the continued management at this facility. The contract, which governs the management of both USMS and ICE inmates, has a three-year base term with five three-year renewal options, and includes a guaranteed inmate population of 900 ICE detainees and 300 USMS inmates.
The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015, subject to extension by the County. Upon expiration of any lease term, ownership of the applicable portion of the facility automatically reverts to the County. The County has the right to buy out the Initial and Expansion portions of the facility at various times prior to the end term of the ground lease at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The third portion (Existing Premises) includes 200 beds at a current annual rent of approximately $1.3 million and expires in June 2006. The County may elect to extend that portion of the lease to 2008, but extension of the lease beyond June 2006 is at the sole discretion of the County. Ownership of the 200 bed Expansion Premises reverts to the County in December 2007. The Company is currently negotiating with the County to extend the reversion date of the Expansion Premises, or to provide the County with alternate beds to meet their demand. However, if we are unsuccessful, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility.
During 2004, the state of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility, by opening various facilities owned by the State. As discussed hereafter, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been filled with inmates from the state of Arizona. The average daily inmate population housed from the state of Wisconsin at our Prairie Correctional Facility declined from 940 inmates during the nine-month period in 2004 to 24 inmates during the nine-month period in 2005. The reduction in inmate populations from the state of Wisconsin, partially offset by an increase in inmate populations from the states of Washington and Minnesota at this facility, resulted in a reduction in total revenue of $4.0 million at the Prairie facility during the first nine months of 2005 compared with the first nine months of 2004.
During October 2005, we entered into a new agreement with the state of Idaho to house a portion of that state’s male, medium security inmates at our Prairie Correctional Facility. We presently manage approximately 1,200 male inmates for Idaho at our Idaho Correctional Facility located in Boise, Idaho. Under the new agreement with the Idaho Department of Corrections, we will manage an estimated 300 inmates at the Prairie facility. This facility currently houses approximately 1,100 male inmates from the states of Minnesota, Washington and North Dakota. The terms of the new contract with Idaho include an initial one-year period, with a one-year renewal option. We received 302 Idaho inmates at the Prairie facility by the end of October 2005, increasing the total population to 1,439 as of October 31, 2005.
On March 4, 2004, we announced that we entered into an agreement with the state of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The agreement represents the first time the State has partnered with us to provide residential services to its inmates. As of September 30, 2005 and 2004, the facility housed approximately 1,200 and 700 inmates, respectively, from the state of Arizona.
During July 2005, we announced our intention to cease operations at our T. Don Hutto Correctional Center located in Taylor, Texas, effective early September 2005. The decision was based on our assessment of near-term customer demand, primarily the USMS. However during September and October, the facility housed inmates from the Liberty County Jail we manage in Liberty, Texas on a temporary basis due to the effects of Hurricane Rita on the Liberty County Jail. Although the Liberty County Jail sustained no property damage, inmates were held in the T. Don Hutto Correctional Center until power and other services were restored at the Liberty County Jail. Total revenue and operating expenses were $0.5 million and $1.3 million, respectively, during the third quarter of 2005, compared with total revenue and operating expenses of $0.9 million and $1.6, respectively, million during the third quarter of 2004. Total revenue and operating expenses were $3.1 million and $4.5 million, respectively, during the first nine months of 2005, compared with $2.2 million and $4.2 million, respectively, of total revenue and operating expenses during the first nine months of 2004.
Additionally, on October 20, 2005, we agreed to provide temporary housing for 1,200 detainees from the ICE housed in government detention facilities throughout the state of Florida due to the anticipated arrival of Hurricane Wilma and the emergency evacuation of all detainees in Florida. We initially housed approximately 600 detainees at our T. Don Hutto Correctional Center and approximately 600 detainees at our Florence Correctional Center. These detainee populations have all ready begun to decline, and we currently expect these detainee populations to be returned to ICE by the end of 2005. We are currently reconsidering our decision to close the T. Don Hutto facility following the removal of these detainees based on potential opportunities to utilize the facility.

During September 2003, we announced our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During October 2005, construction was completed and the facility was placed into service and was available for occupancy. Accordingly, we will begin depreciating the new facility and will cease capitalizing interest on this project in October 2005, which will have a negative effect on our results of operations. During the three- and nine-month periods ended September 30, 2005, we capitalized $0.9 million and $2.8 million, respectively, in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because we currently do not have a contract to house inmates at this facility, our overall occupancy percentage will also decline slightly as a result of the additional vacant beds available at the Stewart facility. Although we are optimistic that we will begin utilizing these available beds some time during 2006, we can provide no assurance that we will be successful in utilizing the increased bed capacity.
Managed-Only Facilities
Although our operating margins increased at managed-only facilities from 18.0% during the third quarter of 2004 to 18.9% during the third quarter of 2005, our operating margins declined at managed-only facilities from 17.5% during the nine months ended September 30, 2004 to 15.7% during the nine months ended September 30, 2005 primarily as a result of declines in inmate populations at the 1,150-bed Bay County Jail located in Panama City, Florida and the 1,092-bed Metro-Davidson County Detention Facility located in Nashville, Tennessee. These declines were partially offset by an increase in inmate populations at the newly expanded Lake City Correctional Facility located in Lake City, Florida, particularly during the second and third quarters of 2005.
Primarily as a result of declines in inmate populations at the Bay County Jail and the Metro-Davidson County Detention Facility, total revenue decreased during the three- and nine-month periods ended September 30, 2005 from the comparable periods in 2004 by a combined $1.8 million and $4.9 million, respectively. The decline in occupancy at the Metro-Davidson County Detention Facility is the result of the loss of female inmates at the facility caused by the opening of a new female-only detention facility by Davidson County during the first quarter of 2005.
On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The initial contract was for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for the housing of up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of September 30, 2005, we housed 969 and 119 inmates from the state of Mississippi and Leflore County, respectively, at this facility.
Effective July 1, 2005, the Florida Department of Management Services (DMS), or the Florida DMS, awarded us contract extensions for three medium-security correctional facilities we manage on behalf of the state of Florida. Accordingly, we will continue management operations of the 750-bed Bay Correctional Facility in Panama City, Florida; the 1,036-bed Gadsden Correctional Institution in Quincy, Florida; and the recently expanded 893-bed Lake City Correctional Facility in Lake City, Florida. The management contracts at Bay Correctional Facility and Gadsden Correctional Institution were renewed for a period of two years. The management contract at Lake City Correctional Facility was renewed for a one-year term. The Florida DMS has indicated its intention to expand the Bay Correctional facility by 235 beds and the Gadsden facility by 384 beds. We are currently in negotiations for the potential expansion of these facilities.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the 348-bed Hernando County Jail we manage in Brooksville, Florida, which we expect to contribute to an increase in revenue in the future.
General and administrative expense
For the three months ended September 30, 2005 and 2004, general and administrative expenses totaled $14.4 million and $12.3 million, respectively, while general and administrative expenses totaled $40.5 million and $35.4 million, respectively, during the nine months ended September 30, 2005 and 2004. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from the three- and nine-month periods of 2004 primarily due to an increase in salaries and benefits, including $0.5 million and $1.2 million, respectively, of restricted stock-based compensation awarded to employees who have historically been awarded stock options.
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ending December 31, 2005, we currently expect to recognize $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation is charged to general and administrative expense. As further described hereafter, because these employees have historically been granted stock options rather than restricted stock, no such expense was recognized in our statement of operations during 2004. As a result, the issuance of restricted stock rather than stock options to these employees will contribute to a significant increase in our reported general and administrative expenses, even though our overall financial position and total cash flows are not affected by this change in compensation philosophy. This increase is currently expected to be exacerbated in 2006, when general and administrative expense will include the amortization of restricted stock granted to these employees in both 2005 and 2006 (if any), since the amortization period spans the three-year vesting period of the restricted shares. Further, as described hereafter, on January 1, 2006, we also expect to begin recognizing general and administrative expenses for the amortization of employee stock options granted prior to January 1, 2006 that remain unvested, to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement.
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
We have also experienced increasing expenses to implement and support numerous technology initiatives and to comply with increasing corporate governance requirements, a significant portion of which was incurred to continue to comply with section 404 of the Sarbanes-Oxley Act of 2002.
Depreciation and amortization
For the three months ended September 30, 2005 and 2004, depreciation and amortization expense totaled $15.3 million and $14.0 million, respectively, while depreciation and amortization expense totaled $44.1 million and $40.0 million, respectively, during the nine months ended September 30, 2005 and 2004. The increase in depreciation and amortization from the comparable periods in 2004 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects completed and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2005 and 2004. Gross interest expense, net of capitalized interest, was $16.7 million and $17.8 million, respectively, for the three months ended September 30, 2005 and 2004, and was $52.0 million and $54.7 million, respectively, for the nine months ended September 30, 2005 and 2004. Gross interest expense is based on outstanding convertible subordinated notes payable balances (until converted), borrowings under our senior bank credit facility, our 9.875% senior notes (until fully tendered), our 7.5% senior notes, our 6.25% senior notes, and amortization of loan costs and unused facility fees. Interest expense declined from the three- and nine-month periods of 2004 as a result of changes in our capital structure caused by the aforementioned refinancing and recapitalization transactions completed during the first half of 2005, and as further described hereafter, partially offset by an increasing interest rate environment as applicable to the variable interest rates on our senior bank credit facility.
Gross interest income was $1.4 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively. Gross interest income was $3.8 million and $2.9 million for the three- and nine months ended September 30, 2005 and 2004, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $1.4 million and $1.7 million during the three months ended September 30, 2005 and 2004, respectively, and was $3.7 million and $4.4 million during the nine months ended September 30, 2005 and 2004, respectively. Capitalized interest was associated with various construction and expansion projects and the installation of a new inmate management system.
Expenses associated with debt refinancing and recapitalization transactions
For the nine months ended September 30, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $35.3 million and $101,000, respectively. The charges in the first quarter of 2005 consisted primarily of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The charges in the second quarter of 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility, as further described hereafter.
The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter of 2004, as well as third-party fees associated with an amendment to our senior bank credit facility obtained during the second quarter.
Income tax expense
We incurred income tax expense of $12.4 million and $15.8 million for the three and nine months ended September 30, 2005, respectively, while we incurred income tax expense of approximately $8.8 million and $29.4 million for the three and nine months ended September 30, 2004, respectively.
Our effective tax rate was approximately 37% during both the three and nine months ended September 30, 2005 compared with approximately 35% and 39% during the same periods in the prior year. The lower effective tax rate during the nine-month period in 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first half of 2005. The lower effective tax rate during the three months ended September 30, 2004 resulted primarily from a change in estimated income taxes associated with certain refinancing transactions completed during 2003. Our overall effective tax rate is estimated based on our current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations
Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected not to renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During the nine months ended September 30, 2004, the facility generated total revenue of $6.1 million and incurred total operating expenses of $6.8 million.
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
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue and operating expenses were $10.7 million and $10.8 million, respectively, during the first nine months of 2005, compared with total revenue and operating expenses of $16.6 million and $15.1 million, respectively, during the first nine months of 2004. The reduction in profitability was primarily the result of higher inmate litigation expenses and inmate medical expenses, which may fluctuate significantly from quarter to quarter at this facility, particularly due to unlimited inmate medical exposure under the terms of the management contract.
Distributions to preferred stockholders
Distributions to preferred stockholders were $1.5 million during the nine months ended September 30, 2004. During the first quarter of 2004, we redeemed the remaining 0.3 million outstanding shares of our series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date. Further, during the second quarter of 2004, we redeemed the remaining 1.0 million shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2004 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. With lender consent, we may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $81.5 million, and is slated for completion during the second quarter of 2006 with an estimated remaining cost to complete as of September 30, 2005 of $38.2 million. The capacity at the new facility is intended primarily for our existing customers.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that is expected to commence during the fourth quarter of 2005 and be completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million which we will fund by utilizing our cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first nine months of 2005, we capitalized $10.9 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $7.9 million in information technology expenditures during the remainder of 2005.
We expect to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility. The term portion of our senior bank credit facility matures on March 31, 2008, while the revolving portion of the facility, which currently has an outstanding balance of $20.0 million along with $38.6 million in outstanding letters of credit under a subfacility, matures on March 31, 2006. Although we believe we will be able to refinance and extend the maturity of the senior bank credit facility upon maturity, we can provide no assurance that we will be able to refinance the facility on commercially reasonable or any other terms.

During 2003, the Internal Revenue Service completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset taxable income expected to be generated in 2005 and 2006. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004. During the first nine months of 2005, we successfully disputed a portion of the repayment, resulting in a reduction to the repayment by approximately $1.3 million and reducing the related interest accrued during 2005. Our obligations pertaining to this audit were substantially paid during the first nine months of 2005.
As of December 31, 2004, we expected to utilize our remaining federal net operating losses, including those resulting from the IRS adjustment, in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as further described hereafter, resulted in a decrease in our estimate of taxable income to be generated in 2005, such that now we do not expect to fully utilize our remaining federal net operating losses until 2006. Accordingly, we do not expect to pay any additional income taxes, other than nominal state income taxes, for the remainder of 2005.
During the three and nine months ended September 30, 2004, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carry forwards to offset our taxable income.
On February 10, 2005, we provided notice to the holders of the $30.0 million convertible subordinated notes that we would require the holders to convert all of the notes into shares of our common stock on March 1, 2005. The conversion of the $30.0 million convertible subordinated notes resulted in the issuance of 3.4 million shares of our common stock. Although net income and cash flow no longer reflects interest incurred and paid on such notes, the conversion of the notes into common stock had no impact on diluted earnings per share because net income for purposes of diluted earnings per share was already adjusted to eliminate interest expense incurred on convertible notes, and the number of shares of common stock used in the calculation of diluted earnings per share always reflected the incremental shares assuming conversion.
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

Primarily as a result of these refinancing transactions, Standard & Poor’s Ratings Services raised our corporate credit rating to ‘BB-’ from ‘B+’. At the same time, Standard & Poor’s raised our senior secured debt rating to ‘BB’ from ‘BB-’ and our senior unsecured debt rating to ‘BB-’ from ‘B’. In September 2005, Moody’s Investors Service upgraded our senior secured debt rating to ‘Ba2’ from ‘Ba3’ and our senior unsecured debt rating to ‘Ba3’ from ‘B1’, and changed our rating outlook to stable.
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
As of September 30, 2005, our liquidity was provided by cash on hand of $66.4 million, investments of $8.9 million, and $66.4 million available under our $125.0 million revolving credit facility. During the nine months ended September 30, 2005 and 2004, we generated $99.4 million and $111.0 million, respectively, in cash through operating activities, and as of September 30, 2005 and 2004, we had net working capital of $133.8 million and $122.6 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue up to $280.0 million in equity or debt securities, preferred stock and warrants. This registration statement provides us with the flexibility to issue additional equity or debt securities, preferred stock, and warrants from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of our refinancing and recapitalization transactions completed over the past two years, we have significantly reduced our exposure to variable rate debt, lowered our overall interest rates, and extended our weighted average debt maturities. At September 30, 2005, our weighted average effective interest rate was 7.2% and our total weighted average debt maturity was 5.7 years. While we currently expect to fund long-term liquidity requirements (primarily through a combination of cash generated from continuing operations and with borrowings under the senior bank credit facility), there can be no assurance that we will be able to repay or refinance our indebtedness when due on commercially reasonable or any other terms.
Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2005 was $99.4 million, compared with $111.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the nine months ended September 30, 2005 was due primarily to the aforementioned cash taxes paid during 2005 for the IRS adjustment.
Investing Activities
Our cash flow used in investing activities was $69.4 million for the nine months ended September 30, 2005 and was primarily attributable to capital expenditures during the quarter of $73.4 million and included expenditures for acquisitions and development of $48.7 million related to the aforementioned facility expansion and development projects. Our cash flow used in investing activities was $90.2 million for the nine months ended September 30, 2004 and was primarily attributable to capital expenditures of $101.8 million, which included capital expenditures of $66.0 million related to seven facility expansion and development projects.
Financing Activities
Our cash flow used in financing activities was $14.5 million for the nine months ended September 30, 2005 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first half of 2005. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the senior bank credit facility of $110 million, and pay fees and expenses related thereto. These transactions, combined with the second quarter amendment to the senior bank credit facility, resulted in fees and expenses of $36.2 million paid during the first nine months of 2005. Our cash flow used in financing activities was $31.5 million for the nine months ended September 30, 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2005 (in thousands):

	Payments Due By Year Ended December 31,
	2005
	(remainder)	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$397	$21,539	$103,250	$34,300	$—	$825,000	$984,486
Citrus County Detention Facility expansion	1,081	16,630	742	—	—	—	18,453
Mineral Wells remediation	—	225	—	—	—	—	225
Operating leases	108	211	—	—	—	—	319

Total contractual cash obligations	$1,586	$38,605	$103,992	$34,300	$—	$825,000	$1,003,483

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the nine months ended September 30, 2005, we paid $47.2 million in interest, including capitalized interest. We had $38.6 million of letters of credit outstanding at September 30, 2005 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2005 or 2004.
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
INFLATION
We do not believe that inflation has had or will have a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigate an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our senior bank credit facility because the interest on our senior bank credit facility is subject to fluctuations in the market. We do not currently intend to enter into any interest rate protection agreements in the short term. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2005, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $0.4 million and $1.5 million, respectively.
As of September 30, 2005, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5% and $375.0 million of senior notes with a fixed interest rate of 6.25%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
Audit Committee Matters.
Section 10A (i)(1) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, requires that the Company’s Audit Committee (or one or more designated members of the Audit Committee who are independent directors of the Company’s board of directors) pre-approve all audit and non-audit services provided to the Company by its external auditor, Ernst & Young LLP. Section 10A(i)(2) of the Exchange Act further requires that the Company disclose in its periodic reports required by Section 13(a) of the Exchange Act any non-audit services approved by the Audit Committee to be performed by Ernst & Young.
Consistent with the foregoing requirements, during the third quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the integrated audit of the Company’s 2005 financial statements and internal controls over financial reporting, (2) certain tax services pertaining to (i) an evaluation of an exposure draft on uncertain tax positions as it relates to the Company, (ii) state and local tax issues and credit opportunities, and (iii) responding to inquiries.
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
Date: November 8, 2005
/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer