Form 10-K
period 2005-12-31
CORRECTIONS CORP OF AMERICA
filed 2006-03-07
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                Accelerated filer ☐                Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☑
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $1,319,903,168 as of June 30, 2005, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on March 1, 2006 was 39,934,481.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders currently scheduled to be held on May 11, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2005

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations and inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 63 correctional, detention and juvenile facilities, including 39 facilities that we own, with a total design capacity of approximately 71,000 beds in 19 states and the District of Columbia. We also own three additional correctional facilities that we lease to third-party operators.
We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. We also provide health care (including medical, dental, and psychiatric services), food services, and work and recreational programs.
Our website address is www.correctionscorp.com. We make our Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report.
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2005, 2004, and 2003, federal correctional and detention authorities represented 39%, 38%, and 38%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or the ICE.
Our management services contracts typically have terms of one to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2005, 2004, and 2003, the average compensated occupancy, based on rated capacity, of our facilities was 91.4%, 94.9%, and 93.1%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued. From a capacity perspective, as of December 31, 2005, we had three facilities, our Stewart County Correctional Facility, North Fork Correctional Facility, and T. Don Hutto Correctional Center, that provide us with approximately 3,400 available beds. During December 2005, we reached an agreement with ICE to manage up to 600 detainees at the T. Don Hutto

Correctional Center. We have not yet begun to receive detainees pursuant to this contract and are currently in discussions with the ICE regarding the nature and timing of the receipt of detainees from the ICE.
We also have an additional facility, the Red Rock Correctional Center, a 1,596-bed correctional facility located in Eloy, Arizona, which is under construction and is expected to be completed during the third quarter of 2006. In addition to these four facilities, which provide an aggregate of approximately 5,000 available beds, as of December 31, 2005, our Crowley County Correctional Facility had approximately 650 beds available, which we expect to be substantially filled with inmates from the state of Colorado, providing further potential for increased cash flow.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate their inmates into fewer facilities, we recently commenced construction of a new 1,896-bed correctional facility, the Saguaro Correctional Facility, located adjacent to the Red Rock Correctional Center in Eloy, Arizona. We currently expect to complete construction of this facility during the second half of 2007. Although we do not have any contracts to fill these beds, we currently expect to relocate approximately 750 Alaskan inmates from our Florence Correctional Center in Florence, Arizona, to the Red Rock Correctional Center, and to consolidate inmates from the state of Hawaii from several of our facilities to the Saguaro Correctional Facility. As of December 31, 2005, we housed approximately 1,850 inmates from the state of Hawaii at several of our correctional facilities.
Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 87% of the facilities we operated at December 31, 2005 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional institutions.
We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Center for Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and to several foreign countries. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “LifeLine” and “Strategies for Change” programs. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction, and post incarceration services to offenders. We believe these programs reduce recidivism.

We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect standards generated by a number of sources, including the ACA, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 55 of the facilities we managed as of December 31, 2005) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.
Our Quality Assurance Department, that reports to the office of the General Counsel, consists of two permanent audit teams, a Research and Data Analysis Team, and an ACA Accreditation Team. Considerable resources have been devoted to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements and outside agency standards, as well as tracking all efforts of the facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. TransCor is the largest third-party prisoner extradition company in the United States. Through a “hub-and-spoke” network, TransCor provides nationwide coverage to over 900 local, state, and federal agencies across the country. During the years ended December 31, 2005, 2004, and 2003, TransCor generated total consolidated revenue of $14.6 million, $19.1 million, and $18.9 million, respectively, comprising 1.2%, 1.7%, and 1.9% of our total consolidated revenue in each respective year. We also provide transportation services to our existing customers utilizing TransCor’s services. We believe TransCor provides a complementary service to our core business that enables us to quickly respond to our customers’ transportation needs.
Facility Portfolio
General
Our facilities can generally be classified according to the level(s) of security at such facility. Minimum security facilities have open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities have either cells, rooms or dormitories, a secure perimeter, and some form of external patrol. Maximum security facilities have single occupancy cells, a secure perimeter, and external patrol. Multi-security facilities have various areas encompassing minimum, medium or maximum security. Non-secure facilities are juvenile facilities having open housing that inhibit movement by their design. Secure facilities are juvenile facilities having cells, rooms, or dormitories, a secure perimeter, and some form of external patrol.
Our facilities can also be classified according to their primary function. The primary functional categories are:
•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by the ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less. At December 31, 2005, we owned only one such juvenile facility. The operation of juvenile facilities is not considered part of our strategic focus.

•	Leased Facilities. Leased facilities are facilities that are within one of the above categories and that we own but do not manage. These facilities are leased to third-party operators.
Facilities and Facility Management Contracts
We own 42 correctional, detention, and juvenile facilities in 14 states and the District of Columbia, three of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 24 correctional and detention facilities owned by government agencies. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2006 (or have expired) with no remaining renewal options. We continue to operate, and expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	May 2006	(2) 1 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	State of Alaska	1,824	Multi	Correctional	June 2008	(6) 1 year

California City Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2006	(4) 1 year

San Diego Correctional Facility (D) San Diego, California	ICE	1,216	Minimum/ Medium	Detention	June 2008	(5) 3 years

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2006	(2) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2006	(2) 1 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2006	(2) 1 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2006	(2) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	June 2006	(13) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	November 2006	(6) 1 year

Stewart County Correctional Facility (G) Lumpkin, Georgia	—	1,524	Medium	Correctional	—	—

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	June 2006	(13) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	767	Maximum	Detention	June 2006	(9) 2 months

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2007	—

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum	Correctional	December 2007	(3) 2 year

Otter Creek Correctional Center (H) Wheelwright, Kentucky	Commonwealth of Kentucky	656	Minimum/ Medium	Correctional	July 2007	(4) 2 year

Prairie Correctional Facility Appleton, Minnesota	State of Washington	1,550	Medium	Correctional	June 2007	—

Tallahatchie County Correctional Facility (I) Tutwiler, Mississippi	State of Hawaii	1,104	Medium	Correctional	June 2006	—

Crossroads Correctional Center (J) Shelby, Montana	State of Montana	568	Multi	Correctional	August 2007	(6) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2006	(4) 1 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2009	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2009	(3) 2 year

Cimarron Correctional Facility (K) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2006	(3) 1 year

Davis Correctional Facility (K) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	June 2006	(3) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Diamondback Correctional Facility Watonga, Oklahoma	State of Arizona	2,160	Medium	Correctional	June 2006	(1) 1 year

North Fork Correctional Facility (L) Sayre, Oklahoma	—	1,440	Medium	Correctional	—	—

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	February 2007	—

Shelby Training Center (M) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility (N) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	September 2006	(2) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	February 2007	(4) 1 year

Eden Detention Center Eden, Texas	BOP	1,225	Medium	Correctional	April 2006	(1) 1 year

Houston Processing Center Houston, Texas	ICE	905	Medium	Detention	September 2006	(2) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	Indefinite	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	February 2007	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	February 2007	(4) 1 year

T. Don Hutto Correctional Center Taylor, Texas	ICE	480	Minimum	Detention	Indefinite	—

D.C. Correctional Treatment Facility (O) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2007	—

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	1,150	Multi	Detention	September 2006	—

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	400	Multi	Detention	September 2015	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	1,136	Minimum/ Medium	Correctional	June 2007	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	730	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2006	—

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2009	—

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2006	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	September 2006	(1) 2 year

Delta Correctional Facility Greenwood, Mississippi	State of Mississippi	1,172	Minimum/Medium	Correctional	September 2006	(1) 1 year

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	September 2005	(3) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2008	(5) 3 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	918	Multi	Detention	February 2007	Indefinite

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	July 2007	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	July 2006	(2) 1 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2006	(4) 3 year

B. M. Moore Correctional Center Overton, Texas	State of Texas	500	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,001	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Diboll Correctional Center Diboll, Texas	State of Texas	518	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Liberty County Jail/Juvenile Center Liberty, Texas	Liberty County, Texas	380	Multi	Detention	January 2007	(1) 3 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	September 2010	—

Queensgate Correctional Facility Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/Leased	February 2006	(1) 1 year

Community Education Partners (P) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of prisoner populations in a particular facility on December 31, 2005. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	During the fourth quarter of 2004, 273 beds were completed and available for use. The construction on the remaining 1,251 beds was completed and available for use in October 2005. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that are available at the Stewart County Correctional Facility, but can provide no assurance that we will be successful in doing so.

(H)	The facility is subject to a deed of conveyance with the city of Wheelwright, KY which included provisions that would allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.

(I)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period. During October 2005, we completed an amendment to extend the amortization period through 2035, which could be further extended to 2050 in the event we expand the facility by at least 200 beds.

(J)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value, less the then present value of a pre-determined portion of per diem payments made to us by the state of Montana.

(K)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(L)	During the third quarter of 2003, all of the Wisconsin inmates housed at the North Fork Correctional Facility were transferred to the Diamondback Correctional Facility in order to satisfy a contractual provision mandated by the state of Wisconsin. Upon completion of the inmate transfers, North Fork Correctional Facility was idled. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that are available at the North Fork Correctional Facility and expect to reopen the facility in the first half of 2006, but can provide no assurance that we will be successful in doing so.

(M)	Upon the conclusion of the thirty-year ground lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(N)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(P)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.

Facilities Under Construction or Development
On February 1, 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $81.5 million, and is slated for completion during the third quarter of 2006. We also recently commenced construction of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to the Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed during the second half of 2007 at an estimated cost of $100 million. The capacity at these new facilities is intended primarily for our existing customers.
During September 2005, we announced that Citrus County renewed its contract for our continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that we commenced during the fourth quarter of 2005 and expect to complete during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million and will be funded by us utilizing cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
Business Development
We are currently the nation’s largest provider of outsourced correctional management services. We manage approximately 50% of all beds under contract with private operators of correctional and detention facilities in the United States.
Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional facilities in the United States. Recently, the industry has experienced greater opportunities at the federal level, as needs are increasing within the BOP, the USMS, and the ICE. The BOP and USMS were our only customers that accounted for 10% or more of our total revenue, generating 16% and 15%, respectively, of total revenue in 2005, 16% and 15%, respectively, in 2004, and 17% and 14%, respectively, in 2003. Contracts at the federal level generally offer more favorable contract terms. For example, certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.
We believe that we can further develop our business by, among other things:
•	Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional management needs or have utilized other private enterprises.
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
We pursue our business opportunities through Request for Proposals, or RFPs, and Request for Qualifications, or RFQs. RFPs and RFQs are issued by government agencies and are solicited for bid by private enterprises.
Generally, government agencies responsible for correctional and detention services procure goods and services through RFPs and RFQs. Most of our activities in the area of securing new business are in the form of responding to RFPs. As part of our process of responding to RFPs, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, which terms include the price at which its services are to be provided.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We manage approximately 50% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.
Available Beds Within Our Existing Facilities. We currently have three facilities, our Stewart County Correctional Facility, North Fork Correctional Facility, and T. Don Hutto Correctional Center, which are substantially vacant and provide us with approximately 3,400 available beds. During December 2005, we reached an agreement with the ICE to manage up to 600 detainees at the T. Don Hutto Correctional Center. We have not yet begun to receive detainees pursuant to this contract and are currently in discussions with the ICE regarding the nature and timing of the receipt of detainees from the ICE. We also have an additional facility, the Red Rock Correctional Center, a 1,596-bed correctional facility located in Eloy, Arizona, which is under construction and is expected to be completed during the third quarter of 2006. In addition to these four facilities, which provide an aggregate of approximately 5,000 available beds, as of December 31, 2005, our Crowley County Correctional Facility had approximately 650 beds available, which we expect to be substantially filled with inmates from the state of Colorado, providing further potential for increased cash flow.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate their inmates into fewer facilities, we recently commenced construction of a new 1,896-bed correctional facility, the Saguaro Correctional Facility, located adjacent to the Red Rock Correctional Center in Eloy, Arizona. We currently expect to complete construction of this facility during the second half of 2007. Although we do not have any contracts to fill these beds, we currently expect to relocate approximately 750 Alaskan inmates from our Florence Correctional Center to the Red Rock Correctional Center, and to consolidate inmates from the state of Hawaii from several of our facilities to the Saguaro Correctional Facility. As of December 31, 2005, we housed approximately 1,850 inmates from the state of Hawaii at several of our correctional facilities.
Expansion Opportunities. As a result of increasing demand for new beds from existing customers, several of the facilities we manage have been expanded. During 2004, we completed expansions of 1,652 beds at five of our facilities. During 2005, two of our customers completed expansions of facilities they own, resulting in an additional 925 beds to facilities that we currently manage. We believe the increasing demand for bed capacity will create additional expansion opportunities within the facilities we own or manage, creating the potential for future cash flow growth.
Diverse, High Quality Customer Base. We provide services under management contracts with state, federal, and local agencies that generally have credit ratings of single-A or better. In addition, with average inmate lengths of stay of between three and five years and a majority of our contracts having terms between one and five years, our revenue base is relatively predictable and stable.
Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to significantly improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in revenues, operating income, facility operating margins, and profitability.
Financial Flexibility. As of December 31, 2005, we had cash on hand of $64.9 million, investments of $19.0 million, and $78.5 million available under our $125.0 million revolving credit facility. During the year ended December 31, 2005, we generated $153.4 million in cash through operating activities, and as of December 31, 2005, we had net working capital of $146.8 million. Subsequent to year-end, we refinanced our senior bank credit facility, paying-off the $139.0 million balance of the term loan portion of the facility with the proceeds from the issuance of $150.0 million of 6.75% senior unsecured notes due 2014 after paying-off the remaining $10.0 million balance of the revolving portion of the facility with cash on hand. In connection with the refinancing, we increased our borrowing capacity by obtaining a new $150.0 million revolving credit facility which currently has $113.5 million of borrowing capacity (net of approximately $36.5 million in letters of credit outstanding thereunder). In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. We also expanded our borrowing capacity with the new revolving credit facility. At December 31, 2005, after giving effect to the 2006 refinancing transactions, our total weighted average stated interest rate was 6.9% and our total weighted average debt maturity was 6.5 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels), and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba3” currently (an improvement by four ratings levels).
Business Strategy
Our primary business strategy is to provide quality corrections services, offer a compelling value, and increase occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers.
Own and Operate High Quality Correctional and Detention Facilities. We believe that our customers choose an outsourced correctional service provider based primarily on the quality services provided. Approximately 87% of the facilities we operated as of December 31, 2005 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. The quality of our operations is further illustrated by the fact that for the three years ended December 31, 2005, we had an escape ratio at our adult prison facilities of 0.07 per 10,000 inmates compared with 5.5 per 10,000 inmates for the public sector (according to the 2002 Corrections Yearbook published by the Criminal Justice Institute). We have experienced wardens managing our facilities, with an average of over 23 years of corrections experience and an average tenure of over ten years with us.
Offer Compelling Value. We believe that our customers also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our customers by reducing their correctional services costs. We attempt to accomplish this through improving operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a “franchise” approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. We also intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders, and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.
Increase Occupancy. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. Our management team is pursuing a number of initiatives intended to increase occupancy through obtaining new and additional contracts. We are also focused on renewing and enhancing the terms of our existing contracts. Given our significant number of available beds, we believe we can increase operating cash flow from increased occupancy without incurring significant capital expenditures. During 2005, we completed the construction of approximately 1,500 beds at the Stewart County Correctional Facility and in February 2005, began construction of our new 1,596-bed Red Rock Correctional Center located in Eloy, Arizona. Additionally, two of our customers who own facilities that we manage completed construction projects which added approximately 900 new beds. We will also consider additional expansion opportunities or the development or purchase of new prison facilities that we believe have favorable investment returns and increase value to our stockholders.
The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths and business strategy. The key reasons for this outsourcing trend include:
Growing United States Prison Population. The average annual growth rate of the prison population in the United States between December 1995 and December 2004 was 3.2%. The growth rate declined somewhat to 1.9% for the year ended December 31, 2004, with the sentenced state prison population rising by 1.8%. However, for the year ended December 31, 2004, the sentenced prison population for the federal government rose 5.5%. During 2004, the number of federal inmates increased 4.2%. Federal agencies are collectively our largest customer and accounted for 39% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2005. The Department of Homeland Security has also stepped up its efforts to secure America’s borders and reduce illegal migration through its Secure Border Initiative, or SBI. According to the Department of Homeland Security, the overall vision of SBI includes more agents to patrol America’s borders, secure ports of entry and enforce immigration laws, and expand detention and removal capabilities to eliminate the “catch and release” policy. The President recently signed the Homeland Security Appropriations Bill into law, which included an 11% increase for U.S. Customs and Border Protection, adding more border patrol agents and funding for detention beds. We believe these initiatives could lead to meaningful growth to the private corrections industry in general, and to our company in particular. We also believe growth will come from the growing demographic of the 18 to 24 year-old at-risk population. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction, and incarceration.
Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2004, at least 24 states and the federal prison system reported operating at or above capacity. The federal prison system was operating at 40% above capacity at December 31, 2004.
Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2004 was approximately 98,900, or 6.6% of all inmates under federal and state jurisdiction. At December 31, 2004, 13.7% of federal inmates and 5.6% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 60%, while the number held in state facilities has remained relatively stable, decreasing 1.3%. Six states, all of which are our customers, housed at least 25% of their prison population in private facilities as of December 31, 2004 — New Mexico (42%), Alaska (31%), Montana (30%), Wyoming (28%), Hawaii (28%), and Oklahoma (25%).
Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity. In addition, contracting with a private operator allows governmental agencies to add beds without making significant capital investment or incurring new debt. We believe these advantages translate into significant cost savings for government agencies. The fiscal 2006 federal budget provides for a total of approximately $692 million for contract confinement for the BOP, an increase of approximately $105 million over the fiscal 2005 federal budget. The fiscal 2006 federal budget allocates approximately $1.2 billion to the Office of the Federal Detention Trustee for prisoner detention, a 38% increase over approved fiscal 2005 funding. The United States Congress also approved in excess of approximately $1.4 billion for ICE detention and removal operations, including $90.0 million in new money for additional detention bed capacity. On December 30, 2005, the United States Congress mandated a 1% rescission on all fiscal 2006 appropriations to provide additional funding to the Department of Defense.
Government Regulation
Business Regulations
The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. We may not always successfully comply with these regulations and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.
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
Environmental Matters
Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, we have been subject to these laws, ordinances, and regulations as the result of our operation and management of correctional and detention facilities. Phase I environmental assessments have been obtained on substantially all of the properties we currently own. The cost of complying with environmental laws could materially adversely affect our financial condition and results of operations.
Americans with Disabilities Act
The correctional and detention facilities we operate and manage are subject to the Americans with Disabilities Act of 1990, as amended. The Americans with Disabilities Act, or the ADA, has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. Noncompliance could result in the imposition of fines or an award of damages to private litigants. Although we believe we are in compliance, any additional expenditures incurred in order to comply with the ADA at our facilities, if deemed necessary, would not likely have a material adverse effect on our business and operations.
Health Insurance Portability and Accountability Act of 1996
In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance, and protect the privacy and security of health-related information. Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA required that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive certain standardized health care information. These regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.
Insurance
We maintain a general liability insurance policy of $5.0 million per occurrence for all the facilities we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, workers’ compensation, and directors and officers liability. In addition, each of our leases with third-parties provides that the lessee will maintain insurance on each leased property under the lessee’s insurance policies providing for the following coverages: (i) fire, vandalism, and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers’ compensation. Under each of these leases, we have the right to periodically review our lessees’ insurance coverage and provide input with respect thereto.
Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in overall claims experience. Although we have experienced modest improvements in claims experience in both employee medical and workers’ compensation, we are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. Additionally, we have not recently experienced the increases in general liability and other types of insurance we experienced over the past few years that resulted from the terrorist attacks on September 11, 2001, and due to concerns over corporate governance and corporate accounting scandals. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows. See “Risk Factors – Risks Related to Our Business and Industry — We are subject to necessary insurance costs.”
Employees
As of December 31, 2005, we employed approximately 15,500 employees. Of such employees, approximately 300 were employed at our corporate offices and approximately 15,200 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, transportation and scheduling, maintenance, teachers, counselors, and other support services.
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
Competition
The correctional and detention facilities we operate and manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of cost, the quality and range of services offered, our experience in the operation and management of correctional and detention facilities and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, the GEO Group, Inc., Cornell Companies, Inc, and Management and Training Corporation. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions, and the age of the general population.
Seasonality and Quarterly Results
Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of our unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 1A.	RISK FACTORS.
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
Risks Related to Our Business and Industry
Our results of operations are dependent on revenues generated by our jails, prisons, and detention facilities, which are subject to the following risks associated with the corrections and detention industry.
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2005, 2004, and 2003 was 91.4%, 94.9%, and 93.1%, respectively. Occupancy rates may, however, decrease below these levels in the future.
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
Escapes, inmate disturbances, and public resistance to privatization of correctional and detention facilities could result in our inability to obtain new contracts or the loss of existing contracts. The operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facilities should only be operated by governmental agencies.
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
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 26 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired or are currently scheduled to expire on or before December 31, 2006. See “Business — Facility Portfolio — Facilities and Facility Management contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.
Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of cost, quality, and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility we currently manage upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.
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
Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

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
Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with whom we have contracts. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of facility management contracts.
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
Moreover, the Federal Communications Commission, or the FCC, has published for comment a petition for rulemaking, filed on behalf of an inmate family, which would prevent private prison managers from collecting commissions from the operations of inmate telephone systems. We believe that there are sound reasons for the collection of such commissions by all operators of prisons, whether public or private. The FCC has traditionally deferred from rulemaking in this area; however, there is the risk that the FCC could act to prohibit private prison managers, like us, from collecting such revenues. Such an outcome could have a material adverse effect on our results of operations.
Government agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, to forego anticipated revenues, and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions.
We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts. Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When we select the intended project site, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional or detention facility. Future efforts to find suitable host communities may not be successful. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 39% of our total revenues for the fiscal year ended December 31, 2005 ($466.8 million). The BOP accounted for 16% of our total revenues for the fiscal year ended December 31, 2005 ($196.0 million), and the USMS accounted for 15% of our total revenues for the fiscal year ended December 31, 2005 ($177.9 million). We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.
A decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is generally fixed, a significant portion of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. We only have employment agreements with our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Corrections Officer; Executive Vice President and Chief Development Officer; Executive Vice President and Chief People Officer; and Executive Vice President, General Counsel and Secretary, all of which expire in 2006 subject to annual renewals unless either party gives notice of termination.
In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. The success of our business requires that we attract, develop, and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could adversely affect our business and operations.
We are subject to necessary insurance costs.
Workers’ compensation, employee health, and general liability insurance represent significant costs to us. Because we significantly self-insure for workers’ compensation, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising health care costs in general. Further, additional terrorist attacks such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.
We may be adversely affected by inflation.
Many of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our management fees, then our profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Inflation.”
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
Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have limited or no alternative use and thus, are relatively illiquid, and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.
In addition, our increased focus on facility development and expansions poses an increased risk, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new capacity, our financial results could deteriorate.
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2005, the facilities subject to these options generated $218.1 million in revenue (18% of total revenue) and incurred $159.1 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, ownership of three of our facilities (including two that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 11 to 13 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2005, the facilities subject to reversion generated $74.3 million in revenue (6% of total revenue) and incurred $56.2 million in operating expenses.

Risks related to facility construction and development activities may increase our costs related to such activities.
When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies who act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes, and weather interference) which could cause construction delays. In addition, we are subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, even though we require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.
We may be adversely affected by the rising cost and increasing difficulty of obtaining adequate levels of surety credit on favorable terms.
We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Recent events in the economy have caused the surety market to become unsettled, causing many reinsurers and sureties to reevaluate their commitment levels and required returns. As a result, surety bond premiums generally are increasing. If we are unable to effectively pass along the higher surety costs to our customers, any increase in surety costs could adversely affect our operating results. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our new revolving credit facility, which would entail higher costs even if such borrowing capacity was available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.
Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
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
The Maryland General Corporation Law and our charter and bylaws contain provisions that could delay, deter, or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions:

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
We have a significant amount of indebtedness. As of December 31, 2005, we had total indebtedness of $975.6 million. Our substantial indebtedness could have important consequences to you. For example, it could:
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
Our new revolving credit facility and other debt instruments have restrictive covenants that could affect our financial condition.
The indenture related to our aggregate principal amount of $450.0 million 7.5% senior notes due 2011, the indenture related to our aggregate principal amount of $375.0 million 6.25% senior notes due 2013, and the indenture related to our aggregate principal amount of $150.0 million 6.75% senior notes due 2014 issued subsequent to year-end, collectively referred to herein as our senior notes, and our new revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our new revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our new revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:
•	limitations on incurring additional indebtedness;

•	limitations on the sale of assets;

•	limitations on the declaration and payment of dividends or other restricted payments;

•	limitations on transactions with affiliates; and

•	limitations on liens.
Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.
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
The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our new revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or new debt securities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, or new debt securities, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our new revolving credit facility and including our senior notes, or new debt securities on commercially reasonable terms or at all.
We are required to repurchase all or a portion of our senior notes upon a change of control.
Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our new revolving credit facility and under the terms of our other indebtedness. In addition, our new revolving credit facility prohibits us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our new revolving credit facility or obtain the consent of the lenders under our new revolving credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our new revolving credit facility, we would remain effectively prohibited from offering to purchase the notes.
Despite current indebtedness levels, we may still incur more debt
The terms of the indentures for our senior notes and our new revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our new revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2005, we had $78.5 million of additional borrowing capacity available under our old $125.0 million revolving credit facility. As discussed herein, we replaced the $125.0 million revolving credit facility with the new revolving credit facility, which currently has $113.5 million of borrowing capacity (net of approximately $36.5 million letters of credit) with an accordion feature that allows for up to $100.0 million in additional availability, at our option, if certain conditions are met. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The properties we owned at December 31, 2005 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this annual report.

ITEM 3.	LEGAL PROCEEDINGS.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On March 1, 2006 the last reported sale price of our common stock was $43.15 per share and there were approximately 6,400 registered holders and approximately 28,600 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.
Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2005
First Quarter	$43.06	$36.67
Second Quarter	$39.77	$35.25
Third Quarter	$40.14	$36.70
Fourth Quarter	$45.40	$36.51

FISCAL YEAR 2004
First Quarter	$35.78	$27.66
Second Quarter	$39.89	$33.50
Third Quarter	$41.15	$32.54
Fourth Quarter	$40.81	$33.53
Dividend Policy
During the years ended December 31, 2005 and 2004, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2005, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003 are included in this annual report. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all prior years presented have been reclassified to reflect discontinued operations.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS:

Revenue:
Management and other	$1,188,649	$1,122,542	$1,003,865	$906,556	$881,884
Rental	3,991	3,845	3,742	3,701	5,718

Total revenue	1,192,640	1,126,387	1,007,607	910,257	887,602

Expenses:
Operating	898,793	850,366	747,800	694,372	673,003
General and administrative	57,053	48,186	40,467	36,907	34,568
Depreciation and amortization	59,882	54,445	52,884	53,417	56,325

Total expenses	1,015,728	952,997	841,151	784,696	763,896

Operating income	176,912	173,390	166,456	125,561	123,706

Other (income) expense:
Interest expense, net	63,928	69,177	74,446	87,393	125,771
Expenses associated with debt refinancing and recapitalization transactions	35,269	101	6,687	36,670	—
Change in fair value of derivative instruments	—	—	(2,900)	(2,206)	(14,554)
Other (income) expense	263	943	(414)	(359)	483

Income from continuing operations before income taxes and cumulative effect of accounting change	77,452	103,169	88,637	4,063	12,006
Income tax (expense) benefit	(26,888)	(41,514)	52,352	63,284	3,358

Income from continuing operations before cumulative effect of accounting change	50,564	61,655	140,989	67,347	15,364

Income (loss) from discontinued operations, net of taxes	(442)	888	794	5,013	10,330
Cumulative effect of accounting change	—	—	—	(80,276)	—

Net income (loss)	50,122	62,543	141,783	(7,916)	25,694

Distributions to preferred stockholders	—	(1,462)	(15,262)	(20,959)	(20,024)

Net income (loss) available to common stockholders	$50,122	$61,081	$126,521	$(28,875)	$5,670

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Basic earnings (loss) per share:

Income (loss) from continuing operations before cumulative effect of accounting change	$1.31	$1.71	$3.90	$1.68	$(0.19)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.02	0.18	0.42
Cumulative effect of accounting change	—	—	—	(2.90)	—

Net income (loss) available to common stockholders	$1.30	$1.74	$3.92	$(1.04)	$0.23

Diluted earnings (loss) per share:

Income (loss) from continuing operations before cumulative effect of accounting change	$1.26	$1.53	$3.42	$1.51	$(0.19)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.02	0.16	0.42
Cumulative effect of accounting change	—	—	—	(2.49)	—

Net income (loss) available to common stockholders	$1.25	$1.55	$3.44	$(0.82)	$0.23

Weighted average common shares outstanding:
Basic	38,475	35,059	32,245	27,669	24,380
Diluted	40,281	39,780	38,049	32,208	24,380

	December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:

Total assets	$2,086,313	$2,023,078	$1,959,028	$1,874,071	$1,971,280
Total debt	$975,636	$1,002,295	$1,003,428	$955,959	$963,600
Total liabilities	$1,169,682	$1,207,084	$1,183,563	$1,140,073	$1,224,119
Stockholders’ equity	$916,631	$815,994	$775,465	$733,998	$747,161

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
OVERVIEW
The Company
As of December 31, 2005, we owned 42 correctional, detention and juvenile facilities, three of which we lease to other operators. We currently operate 63 facilities, with a total design capacity of approximately 71,000 beds in 19 states and the District of Columbia. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enables us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.
We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the state and federal prison systems, providing us with opportunities for growth. Federal, state, and local governments may experience budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. Although budgetary constraints have been somewhat alleviated recently, governments continue to experience constrained correctional budgets putting pressure on their ability to construct new beds. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their inmates introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity.
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
We currently have three correctional facilities, our Stewart County Correctional Facility, our North Fork Correctional Facility, and our T. Don Hutto Correctional Center, which are substantially vacant and provide us with approximately 3,400 available beds. During December 2005, we reached an agreement with the U.S. Immigration and Customs Enforcement, or the ICE, to manage up to 600 detainees at our T. Don Hutto Correctional Center in Taylor, Texas. We have not yet begun to receive detainees pursuant to this contract and are currently in discussions with the ICE regarding the nature and timing of the receipt of detainees from the ICE. We also have two additional facilities located in Eloy, Arizona, which are under construction. The Red Rock Correctional Center will provide approximately 1,600 additional beds during the third quarter of 2006 and the Saguaro Correctional Facility is expected to bring approximately 1,900 additional beds on-line during the second half of 2007. We expect that both of these facilities will be used primarily for our existing customers. In addition to these five facilities, which will provide an aggregate of approximately 6,900 available beds, as of December 31, 2005, our Crowley County Correctional Facility had approximately 650 beds available, which we expect to be substantially filled with inmates from the state of Colorado, providing further potential for increased cash flow.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. We also expanded our borrowing capacity with the new revolving credit facility. Standard and Poor’s currently rates our senior unsecured debt as “BB-.” Moody’s Investors Service currently rates our senior unsecured debt as “Ba3.” As previously described, we are utilizing this financial flexibility and liquidity to increase our capacity for sustained growth.
We are also focusing our efforts on containing our costs. While we have been successful in reducing our variable expenses primarily by taking advantage of our purchasing power, and will strive for continued progress in this area, we believe the largest opportunity for further reducing our facility operating expenses is through the implementation of a “franchise” approach to staffing and business practices and through investments in technology. Approximately 64% of our operating expenses consist of salaries and benefits. Containing these expenses will continue to be challenging. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and medical benefits for our employees continue to increase primarily as a result of continued rising healthcare costs throughout the country. Unlike the savings reaped in our variable operating expenses, reducing these staffing costs requires a long-term strategy to control such costs. Most recently, we have created numerous multi-departmental teams to perform individual facility reviews with a focus on improving employee stability and consistency in the delivery of our correctional services. We also continue to make investments in technology, many of which are unique and new to the corrections industry, which we believe can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover.
Through the combination of our business development initiatives to increase our revenues by taking advantage of our available beds (while maintaining an adequate supply of new beds), and our strategies to generate savings and to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

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
Asset impairments. As of December 31, 2005, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, establishes accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at least annually. We perform our impairment tests during the fourth quarter, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
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
During 2003, the Internal Revenue Service (“the IRS”) completed its field audit of our 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation. Based on that review, the IRS adjusted the carryback claims we filed on our 2001 and 2002 federal income tax returns, requiring us to repay approximately $16.3 million of refunds we received during 2002 and 2003 as a result of tax law changes provided by the “Job Creation and Worker Assistance Act of 2002.” A portion of our tax loss was deemed not to be available for carryback to 1997 and 1996 due to our restructuring that occurred between 1997 and 2001. However, we will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, we were obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in our consolidated financial statements as of December 31, 2004. During 2005, we successfully disputed a portion of the repayment, resulting in a reduction to the repayment by approximately $1.3 million and reducing the related interest accrued during 2005. Our obligations pertaining to this audit were paid in 2005.
As of December 31, 2004, we expected to utilize our remaining federal net operating losses in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005 resulted in a decrease in our estimate of taxable income to be generated in 2005, such that we now do not expect to fully utilize our remaining federal net operating losses until 2006. Although we now expect to utilize our remaining federal net operating losses in 2006, we have approximately $11.6 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Certain of these net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.8 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of December 31, 2005 and 2004, we had $33.6 million and $34.4 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2005 and 2004, we had $13.2 million and $16.6 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2005, 2004, and 2003, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2003		38	21	3	1	63

Management contracts awarded by the Texas Department of Criminal Justice, net	January 15, 2004	—	5	—	—	5
Management contract awarded for the Delta Correctional Facility	April 1, 2004	—	1	—	—	1
Expiration of the management contract for the Tall Trees Facility	August 9, 2004	—	(1)	—	—	(1)
Expiration of the management contract for the Southern Nevada Women’s Correctional Center	October 1, 2004	—	(1)	—	—	(1)

Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)
Completion of construction at the Stewart County Correctional Facility	October 10, 2005	1	—	—	(1)	—

Facilities as of December 31, 2005		39	24	3	—	66

We also have two additional facilities located in Eloy, Arizona that are under construction. These facilities are not counted in the foregoing table because they currently have no impact on our results of operations.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
During the year ended December 31, 2005, we generated net income available to common stockholders of $50.1 million, or $1.25 per diluted share, compared with net income available to common stockholders of $61.1 million, or $1.55 per diluted share, for the previous year. Contributing to the net income for 2005 compared to the previous year was an increase in operating income of $3.5 million, from $173.4 million during 2004 to $176.9 million during 2005 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net income available to common stockholders during 2005 was negatively impacted by a $35.3 million pre-tax charge, or $0.57 per diluted share net of taxes, associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes (who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for the 9.875% senior notes in March 2005), estimated fees and expenses associated with the tender offer, and the write-off of (i) existing deferred loan costs associated with the purchase of the 9.875% senior notes, (ii) existing deferred loan costs associated with a lump sum pay-down of our senior bank credit facility, and (iii) existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our old senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2005 and 2004:

	For the Years Ended
	December 31,
	2005	2004

Revenue per compensated man-day	$50.69	$49.21
Operating expenses per compensated man-day:
Fixed expense	28.50	27.59
Variable expense	9.39	9.21

Total	37.89	36.80

Operating margin per compensated man-day	$12.80	$12.41

Operating margin	25.3%	25.2%

Average compensated occupancy	91.4%	94.9%

Average compensated occupancy for the year ended December 31, 2005 decreased from the prior year primarily as a result of the completion of construction of approximately 2,500 beds at seven facilities throughout the second half of 2004 and the first quarter of 2005. In addition, we evaluate the design capacity of our facilities from time to time based on the customers using the facilities and the ability to reconfigure space with minimal capital outlays. In connection with the preparation of the 2005 budget, we increased the previously reported design capacities by an aggregate of approximately 1,500 beds effective January 1, 2005. Excluding these design capacity changes, as well as similar design capacity changes made during the third quarter of 2004, compensated occupancy would have been 94.2% for the year ended December 31, 2005.
Business from our federal customers, including the Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the ICE, continues to be a significant component of our business. Our federal customers generated 39% and 38% of our total revenue for the years ended December 31, 2005 and 2004, respectively.

Operating expenses totaled $898.8 million and $850.4 million for the years ended December 31, 2005 and 2004, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.
Salaries and benefits represent the most significant component of fixed operating expenses with approximately 64% of our operating expenses consisting of salaries and benefits. During 2005, salaries and benefits expense at our correctional and detention facilities increased $34.6 million from 2004. Salaries have increased as a result of annual raises, the commencement of management operations at the Delta Correctional Facility and the Northeast Ohio Correctional Center in April 2004, and an increase in staffing levels as a result of the arrival of additional inmate populations at the Northeast Ohio Correctional Center resulting from the commencement of a new contract with the BOP in June 2005, and at several facilities where expansions have been completed. In addition, temporary reductions in inmate populations at several other facilities, mostly during the first half of 2005, did not justify a decrease in staffing levels at such facilities, resulting in an increase in salaries per compensated man-day, as these fixed expenses were spread over fewer compensated man-days. These increases were mitigated by successful cost containment efforts in employee medical and workers’ compensation expenses across the portfolio.
Facility variable expenses increased 2.0% from $9.21 per compensated man-day during 2004 to $9.39 per compensated man-day during 2005. The increase in facility variable expenses was primarily the result of general inflationary increases in the costs of services such as our food service and inmate medical expenses, partially offset by a reduction in expenses related to legal proceedings in which we are involved.
We have recently been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. During 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $2.7 million during 2005 compared with 2004. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Our recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which we become involved.
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

	For the Years Ended
	December 31,
	2005	2004

Owned and Managed Facilities:
Revenue per compensated man-day	$58.95	$57.02
Operating expenses per compensated man-day:
Fixed expense	31.79	30.81
Variable expense	10.19	9.96

Total	41.98	40.77

Operating margin per compensated man-day	$16.97	$16.25

Operating margin	28.8%	28.5%

Average compensated occupancy	88.3%	90.3%

Managed Only Facilities:
Revenue per compensated man-day	$37.46	$36.68
Operating expenses per compensated man-day:
Fixed expense	23.22	22.42
Variable expense	8.12	7.99

Total	31.34	30.41

Operating margin per compensated man-day	$6.12	$6.27

Operating margin	16.3%	17.1%

Average compensated occupancy	96.7%	103.3%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.
Owned and Managed Facilities
On April 7, 2004, we announced that we resumed operations at our 2,016-bed Northeast Ohio Correctional Center located in Youngstown, Ohio. Since then, we have managed federal prisoners from United States federal court districts that have been experiencing a lack of detention space and/or high detention costs. As of December 31, 2005, we housed 635 USMS prisoners at this facility compared with 287 USMS prisoners at the facility as of December 31, 2004. The operating revenues for 2004 were $3.4 million, while operating expenses were $8.5 million for 2004 at this facility partially as a result of start-up activities and for staffing expenses in preparation for the arrival of additional inmates at this facility. Prior to being awarded the contract with the USMS, this facility had been idle since 2001. We believed that re-opening this facility put us in a competitive position to win contract awards for the utilization of the facility.
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 BOP inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following commencement of the contract and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of December 31, 2005, we housed 1,224 BOP inmates at this facility. Total revenue increased by $24.7 million during 2005 compared with 2004 as a result of this new contract and from an increase in USMS prisoners at this facility.

During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to transfer a substantial portion of the inmates to other of our facilities and to facilities owned by the state of Colorado. Although repair of the facility was substantially complete at December 31, 2004, Colorado continued to reduce inmate populations at all four of our facilities in Colorado to as low as 2,564 in November 2004. However, the impact was mitigated by the recovery of $1.0 million of business interruption and other insurance proceeds recognized during the first quarter of 2005. As of December 31, 2005, we housed 1,144 inmates at this facility, compared with 695 inmates at December 31, 2004, despite a relocation of 189 inmates during 2005 from the state of Washington to our Prairie Correctional Facility, largely due to an expansion of the Crowley facility by 594 beds completed during the third quarter of 2004. Our overall inmate populations from the state of Colorado have also recovered. We housed 3,408 inmates from the state of Colorado as of December 31, 2005, compared with 2,882 inmates just prior to the inmate disturbance at the Crowley facility.
As a result of the completion of bed expansions at our Houston Processing Center and our Leavenworth Detention Center during the fourth quarter of 2004, total revenue increased during 2005 from 2004 by a combined $13.3 million. We expanded the Houston Processing Center by 494 beds, from a design capacity of 411 beds to 905 beds, in connection with a new contract with ICE to accommodate additional detainee populations that were anticipated as a result of this contract, which contains a guarantee that ICE will utilize 679 beds. We expanded the Leavenworth Detention Center by 284 beds, from a design capacity of 483 beds to 767 beds, in connection with a new contract with the USMS. The new USMS contract provides a guarantee that the USMS will utilize 400 beds.
During the second quarter of 2005, the state of Indiana removed all of its inmates from our 656-bed Otter Creek Correctional Facility to utilize available capacity within the State’s correctional system. All of the Indiana inmates were transferred to the state of Indiana by the end of the second quarter of 2005. However, during July 2005, we entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. Beginning July 1, 2006, the state of Kentucky guarantees an inmate population from any state of 90% of the facility design capacity, subject to appropriation. We began receiving these inmates in August 2005. As of December 31, 2005, we housed 390 Kentucky inmates at this facility.
During October 2005, we entered into an agreement with the state of Hawaii to house up to 140 female Hawaii inmates at the Otter Creek Correctional Center. The terms of the contract include an initial one-year period, with two one-year renewal options. The facility began receiving Hawaii inmates during September 2005 under a 30-day contract completed in September 2005. As of December 31, 2005, we housed 119 Hawaii inmates at this facility. We anticipate the existing customers at this facility will fill the remaining space vacated by Indiana but can provide no such assurance. Operating income decreased at this facility by $4.0 million during 2005 compared to 2004.
As a result of declining inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility, total revenues decreased by $4.0 million during 2005 compared with 2004. The average compensated occupancy during 2005 and 2004 was 96.5% and 108.5%, respectively. However, effective July 1, 2005, the ICE awarded us a contract for the continued management at this facility. The contract, which governs the management of both USMS and ICE inmates, has a three-year base term with five three-year renewal options, and includes a guaranteed inmate population of 900 ICE detainees and 300 USMS inmates.
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
During 2004, the state of Wisconsin reduced the number of inmates housed at both our 2,160-bed Diamondback Correctional Facility and our 1,550-bed Prairie Correctional Facility, by opening various facilities owned by the State. As discussed hereafter, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been filled with inmates from the state of Arizona. The average daily inmate population housed from the state of Wisconsin at our Prairie Correctional Facility declined from 773 inmates during 2004 to 18 inmates during 2005. The reduction in inmate populations from the state of Wisconsin were offset by an increase in inmate populations from the states of Washington and Minnesota at the Prairie facility resulting from new management contract awards from those states in mid-2004.
In addition, during October 2005, we entered into a new agreement with the state of Idaho to house a portion of that state’s male, medium security inmates at our Prairie Correctional Facility. At December 31, 2005, we managed approximately 1,300 male inmates for Idaho at our Idaho Correctional Facility located in Boise, Idaho. Under the new agreement with the Idaho Department of Corrections, we will manage an estimated 300 inmates at the Prairie facility. As of December 31, 2005, the Prairie facility housed approximately 1,500 male inmates from the states of Minnesota, Washington, North Dakota, and Idaho. While the replacement of Wisconsin inmates with inmates from the states of Minnesota, Washington, and Idaho had an immaterial impact on operating income of the Prairie Correctional Facility during 2005 compared with 2004, we currently expect profitability to increase at this facility during 2006, as a result of the ramp-up of inmate populations from these various states throughout 2005.
On March 4, 2004, we announced that we entered into an agreement with the state of Arizona to manage up to 1,200 Arizona inmates at our Diamondback Correctional Facility. The agreement represents the first time the State has partnered with us to provide residential services to its inmates. As of December 31, 2005 and 2004, the facility housed approximately 1,170 and 800 inmates, respectively, from the state of Arizona contributing to an increase of $5.0 million in total revenues at this facility in 2005 compared with the prior year.
During July 2005, we announced our intention to cease operations at our T. Don Hutto Correctional Center located in Taylor, Texas, effective early September 2005. However during the fourth quarter of 2005, the facility housed inmates from the Liberty County Jail we manage in Liberty, Texas on a temporary basis due to the effects of Hurricane Rita on the Liberty County Jail. Although the Liberty County Jail sustained no property damage, inmates were held in the T. Don Hutto Correctional Center until power and other services were restored at the Liberty County Jail. Additionally, on October 20, 2005, we agreed to provide temporary housing for approximately 1,200 detainees from the ICE housed in government detention facilities throughout the state of Florida due to the anticipated arrival of Hurricane Wilma and the emergency evacuation of all detainees in Florida. We initially housed approximately 600 detainees at our T. Don Hutto Correctional Center and approximately 600 detainees at our Florence Correctional Center. These detainee populations were returned to Florida during December 2005.
During December 2005, we reached an agreement with the ICE to manage up to 600 detainees at the T. Don Hutto Correctional Center that will allow the facility to remain open indefinitely. We have not yet begun to receive detainees pursuant to this contract and are currently in discussions with the ICE regarding the nature and timing of the receipt of detainees from the ICE. Total revenue and operating expenses were $4.8 million and $5.9 million, respectively, during 2005, compared with total revenue and operating expenses of $3.6 million and $5.9 million, respectively, during 2004.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center, located in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from the ICE, pursuant to a subcontract between the BOP and the ICE. The BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from the ICE at this facility under an inter-governmental service agreement between the City of Eloy and the ICE, effectively providing the ICE the ability to fully utilize Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases, that were not provided in the existing contract with the BOP. Although the contract does not provide for a guaranteed occupancy, we expect over time that the facility will be substantially occupied by the ICE detainees.
During September 2003, we announced our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During October 2005, construction was completed and the facility was available for occupancy. Accordingly, we began depreciating the new facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During 2005 and 2004, we capitalized $2.8 million and $4.3 million, respectively, in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because we currently do not have a contract to house inmates at this facility, our overall occupancy percentage will also be negatively impacted as a result of the additional vacant beds available at the Stewart facility. Although we are optimistic that we will begin utilizing these available beds some time during 2006, we can provide no assurance that we will be successful in utilizing the increased bed capacity.
Managed-Only Facilities
Our operating margins declined at managed-only facilities from 17.1% during 2004 to 16.3% during 2005 primarily as a result of declines in inmate populations at the 1,150-bed Bay County Jail located in Panama City, Florida and the 1,092-bed Metro-Davidson County Detention Facility located in Nashville, Tennessee. These declines were partially offset by an increase in inmate populations at the newly expanded Lake City Correctional Facility located in Lake City, Florida, particularly during the second and third quarters of 2005.
Primarily as a result of declines in inmate populations at the Bay County Jail and the Metro-Davidson County Detention Facility, total revenue decreased during 2005 from the comparable periods in 2004 by a combined $5.8 million. The decline in occupancy at the Metro-Davidson County Detention

Facility is the result of the loss of female inmates at the facility caused by the opening of a new female-only detention facility by Davidson County during the first quarter of 2005.
On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority since its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The initial contract was for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of December 31, 2005, we housed 972 and 123 inmates from the state of Mississippi and Leflore County, respectively.
Effective July 1, 2005, the Florida Department of Management Services (DMS), or the Florida DMS, awarded us contract extensions for three medium-security correctional facilities we manage on behalf of the state of Florida. Accordingly, we expect to continue management operations of the 750-bed Bay Correctional Facility in Panama City, Florida; the 1,036-bed Gadsden Correctional Institution in Quincy, Florida; and the recently expanded 893-bed Lake City Correctional Facility in Lake City, Florida. The management contracts at Bay Correctional Facility and Gadsden Correctional Institution were renewed for a period of two years. The management contract at Lake City Correctional Facility was renewed for a one-year term. During November 2005, the DMS solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We have responded to the proposal, but can provide no assurance that we will be awarded a contract for our continued management of the facility, or that we can maintain current per diem rates. If we are not awarded the management contract, we would be required to report a non-cash charge for the impairment of tangible and intangible assets of approximately $4.2 million.
In December 2005, the Florida DMS announced we were awarded the project to design, construct, and operate expansions at the Bay Correctional facility by 235 beds and the Gadsden facility by 384 beds. Both of these expansions will be funded by the state of Florida and construction is expected to be complete during the second or third quarter of 2007.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the 348-bed Hernando County Jail we manage in Brooksville, Florida, which we expect to contribute to an increase in revenue in the future.
During June 2005, Bay County, Florida solicited proposals for the management of the Bay County Jail beginning October 1, 2006. We have responded to the proposal and were notified by Bay County in January 2006 of their intent to select us to negotiate for the continued management and construction of both new and replacement beds at the facility, but can provide no assurance that we will be awarded a contract for our continued management of the facility, or that we can maintain current per diem rates. The construction of the new and replacement beds at the facility is expected to be paid by Bay County at a fixed price to be negotiated in the new contract. If we are not awarded the management contract, we would be required to report a non-cash charge for the impairment of tangible and intangible assets of approximately $1.2 million.
General and administrative expense
For the years ended December 31, 2005 and 2004, general and administrative expenses totaled $57.1 million and $48.2 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2004 primarily as a result of an increase in salaries and benefits, combined with an increase in professional services during 2005 compared with 2004. Also, the increase attributable to salaries and benefits was caused in part by the recognition of restricted stock-based compensation of $1.7 million during 2005 awarded to employees who have historically been awarded stock options, and an additional $1.0 million for a charge associated with the acceleration of vesting effective December 30, 2005 of all outstanding stock options.
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ending December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation is charged to general and administrative expense. Because these employees have historically been granted stock options rather than restricted stock, no such expense was recognized in our statement of operations during 2004. As a result, the issuance of restricted stock rather than stock options to these employees will contribute to a significant increase in our reported general and administrative expenses, even though our overall financial position and total cash flows are not affected by this change in compensation philosophy. This increase is currently expected to be exacerbated in 2006, when general and administrative expense will include the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of the restricted shares. Further, on January 1, 2006, we also expect to begin recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006, to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to the aforementioned compensation charge of $1.0 million recorded in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter.
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 980,000 unvested options became exercisable, 45% of which were scheduled to vest in February 2006. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, which we were required to adopt by January 1, 2006. We expect to reduce the non-cash, pre-tax compensation expense that we would otherwise be required to recognize in our financial statements by an estimated $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
Our general and administrative expenses were also higher as a result of an increase in corporate staffing levels. In response to a number of inmate disturbances experienced during 2004, we re-evaluated our organizational structure and expanded our infrastructure to help ensure the quality and effectiveness of our facility operations. We have also expanded our infrastructure to implement and support numerous technology initiatives that we believe will provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable efficiencies. This intensified focus on quality assurance and technology has contributed, and is expected to continue to contribute, to an increase in salaries and benefits expense, as well as a number of other general and administrative expense categories.
We have also experienced increasing expenses to comply with increasing corporate governance requirements, a significant portion of which was incurred to continue to comply with section 404 of the Sarbanes-Oxley Act of 2002. We also continue to evaluate the potential need to expand our corporate office infrastructure to improve outreach and oversight of our facility operations to reduce turnover and improve facility performance. These initiatives could also lead to higher general and administrative expenses in the future.
Depreciation and amortization
For the years ended December 31, 2005 and 2004, depreciation and amortization expense totaled $59.9 million and $54.4 million, respectively. The increase in depreciation and amortization from 2004 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects completed and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2005 and 2004. Gross interest expense, net of capitalized interest, was $69.3 million and $73.2 million, respectively, for the years ended December 31, 2005 and 2004. Gross interest expense during these periods is based on outstanding borrowings under our senior bank credit facility, 9.875% senior notes (until fully tendered), 7.5% senior notes, 6.25% senior notes, convertible subordinated notes payable balances (until converted), and amortization of loan costs and unused credit facility fees. The decrease in gross interest expense from the prior year was primarily attributable to the recapitalization and refinancing transactions completed during the first half of 2005 partially offset by an increasing interest rate environment as applicable to the variable interest rates on our senior bank credit facility.
Gross interest income was $5.4 million and $4.0 million, respectively, for the years ended December 31, 2005 and 2004. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $4.5 million and $5.8 million during 2005 and 2004, respectively, and was associated with various construction and expansion projects.
Expenses associated with debt refinancing and recapitalization transactions
For the years ended December 31, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $35.3 million and $0.1 million, respectively. The charges in the first quarter of 2005 consisted primarily of (i) a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer for the 9.875% notes in March 2005, (ii) the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million 6.25% senior notes, and (iii) estimated fees and expenses associated with each of the foregoing transactions. The charges in the second quarter of 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility, as further described hereafter.

The charges in 2004 were associated with the redemption of the remaining series A preferred stock in the first quarter of 2004 and the redemption of the remaining series B preferred stock in the second quarter of 2004, as well as third party fees associated with the amendment to our senior bank credit facility obtained during the second quarter of 2004.
Income tax expense
During the years ended December 31, 2005 and 2004, our financial statements reflected an income tax provision of $26.9 million and $41.5 million, respectively.
Our effective tax rate was approximately 35% during the year ended December 31, 2005 compared to approximately 40% during the year ended December 31, 2004. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first half of 2005. In addition, we also successfully pursued and recognized investment tax credits of $0.7 million during 2005. Our overall effective tax rate is estimated based on our current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected to not renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During 2004, the facility generated total revenue of $6.1 million and incurred total operating expenses of $7.0 million.
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue and operating expenses during 2005 were $10.7 million and $11.2 million, respectively, compared with total revenue and operating expenses during 2004 of $21.9 million and $20.2 million, respectively.

Distributions to preferred stockholders
For the year ended December 31, 2004, distributions to preferred stockholders totaled $1.5 million. During the first quarter of 2004, we redeemed the remaining 0.3 million outstanding shares of our series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date. Further, during the second quarter of 2004, we redeemed the remaining 1.0 million outstanding shares of our series B preferred stock at a price of $24.46 per share, plus accrued dividends to the redemption date.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
During the year ended December 31, 2004, we generated net income available to common stockholders of $61.1 million, or $1.55 per diluted share, compared with net income available to common stockholders of $126.5 million, or $3.44 per diluted share, for the previous year. Contributing to the net income for 2004 compared to the previous year was an increase in operating income of $6.9 million, from $166.5 million during 2003 to $173.4 million during 2004 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses. Net income available to common stockholders was negatively impacted during 2004 as compared to 2003 as a result of the recognition of an income tax provision in accordance with SFAS 109 during 2004, amounting to $41.5 million, or $1.04 per diluted share, compared with an income tax benefit of $52.4 million, or $1.38 per diluted share during 2003. The income tax benefit during 2003 was primarily the result of our reversal of substantially all of the valuation allowance previously established for our deferred tax assets.
Net income available to common stockholders during 2004 was favorably impacted by the refinancing and recapitalization transactions completed during the second and third quarters of 2003. These transactions included the issuance of 6.4 million shares of common stock at a price of $19.50 per share, along with the issuances of $450.0 million in aggregate principal amount of 7.5% senior notes. The proceeds from these issuances were used to (i) purchase 3.4 million shares of common stock issued upon the conversion of our $40.0 million convertible subordinated notes with a stated rate of 10.0% plus contingent interest accrued at 5.5% (and to pay accrued interest on the notes through the date of purchase) at a price of $19.50 per share, (ii) purchase 3.7 million shares of our 12% series B preferred stock that were tendered in a tender offer at a price of $26.00 per share, including all accrued and unpaid dividends on such shares, (iii) redeem 4.0 million shares of our 8% series A preferred stock at a price of $25.00 per share, plus accrued dividends to the redemption date, and (iv) pay-down a portion of our senior bank credit facility. In connection with the debt issuance during the third quarter of 2003, we also obtained an amendment to our senior bank credit facility that, among other changes, lowered the interest rate applicable to the outstanding balance on the facility. These refinancing and recapitalization transactions effectively reduced the average interest rates on a significant portion of our outstanding indebtedness, and substantially reduced the after-tax dividend obligations associated with our outstanding preferred stock. Partially offsetting the favorable impacts of the refinancing and recapitalization transactions, the Company recorded a non-cash gain of $2.9 million during 2003 associated with the extinguishment of a promissory note issued in connection with certain stockholder litigation that was settled during the first quarter of 2001. In addition, financial results for 2003 included a charge of $6.7 million for expenses associated with the refinancing and recapitalization transactions completed in the second and third quarters of 2003.
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

Our financial results were also favorably impacted by an increase in the amount of interest capitalized, from $0.9 million during 2003 to $5.8 million during 2004, associated with the construction and expansion projects during 2004 at six of our facilities. We funded these construction and expansion projects with cash on hand and with cash generated from operating activities.
Facility Operations
Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2004 and 2003:

	For the Years Ended
	December 31,
	2004	2003

Revenue per compensated man-day	$49.21	$51.10
Operating expenses per compensated man-day:
Fixed expense	27.59	27.92
Variable expense	9.21	9.74

Total	36.80	37.66

Operating margin per compensated man-day	$12.41	$13.44

Operating margin	25.2%	26.3%

Average compensated occupancy	94.9%	93.1%

Business from our federal customers, including the BOP, the USMS, and the ICE, remains strong, while many of our state customers continue to experience budget difficulties. Our federal customers generated 38% of our total revenue for both the years ended December 31, 2004 and 2003. While the budget difficulties experienced by our state customers presented challenges with respect to our per-diem rates resulting in pressure on our management revenue in 2005, these governmental entities were also constrained with respect to funds available for prison construction. We believe the lack of new bed supply combined with state budget difficulties has contributed to the increase in our occupancy and has led several states, some of which have never utilized the private sector, to outsource their correctional needs to us.
Additionally, as expected, we experienced a modest reduction in our operating margins during 2004 compared with 2003 as a result of recent contract awards for facilities we manage but do not own, which provide per diem rates and operating margins at lower levels than our owned and managed business. We entered into these contracts knowing our overall per diem rates and operating margins would decrease slightly; however, the opportunity to both expand our level of service with existing customers and provide services to new customers with very little capital requirements outweighed the effects of the operating margin reductions. Our operating margins were also negatively impacted by the expenses incurred in connection with the resumption of operations and the process of ramping up occupancy at three of our facilities, the Northeast Ohio Correctional Center located in Youngstown, Ohio during the second and third quarters of 2004, the Tallahatchie County Correctional Facility located in Tutwiler, Mississippi during the first and second quarters of 2004, and the managed-only Delta Correctional Facility located in Greenwood, Mississippi during the second quarter of 2004.
Operating expenses totaled $850.4 million and $747.8 million for the years ended December 31, 2004 and 2003, respectively. Salaries and benefits represent the most significant component of fixed operating expenses with approximately 64% of our operating expenses consisting of salaries and benefits. During 2004, salaries and benefits expense at our correctional and detention facilities increased $65.4 million from 2003. The increase in salaries and benefits expense was primarily due to the commencement of operations during January 2004 at six correctional facilities located in Texas pursuant to management contracts awarded by the Texas Department of Criminal Justice (“TDCJ”), as well as marginal increases in staffing levels at numerous facilities across the portfolio to meet rising inmate population needs. However, due to the increase in occupancy, actual salaries and benefits per compensated man-day declined $0.46 per compensated man-day during 2004 as compared to the prior year, as we were able to leverage our salaries and benefits over a larger inmate population. This decrease was partially offset by an increase in utilities expense of $0.07 per compensated man-day due to rising energy costs across the country.
While we were successful in containing or reducing most types of variable expenses, the reduction in variable operating expenses per compensated man-day to $9.21 per compensated man-day during 2004 from $9.74 per compensated man-day during 2003 was primarily due to a reduction in expenses related to legal proceedings in which we were involved, and a decrease in inmate medical expenses. Under the terms of the new Texas management contracts, the TDCJ retained responsibility for all inmate medical requirements.
The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2004	2003

Owned and Managed Facilities:
Revenue per compensated man-day	$57.02	$55.25
Operating expenses per compensated man-day:
Fixed expense	30.81	29.34
Variable expense	9.96	10.13

Total	40.77	39.47

Operating margin per compensated man-day	$16.25	$15.78

Operating margin	28.5%	28.6%

Average compensated occupancy	90.3%	88.6%

Managed Only Facilities:
Revenue per compensated man-day	$36.68	$41.94
Operating expenses per compensated man-day:
Fixed expense	22.42	24.80
Variable expense	7.99	8.89

Total	30.41	33.69

Operating margin per compensated man-day	$6.27	$8.25

Operating margin	17.1%	19.7%

Average compensated occupancy	103.3%	104.7%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that will affect our results of operations in the future.

Owned and Managed Facilities
During January 2004, we entered into an agreement with the state of Vermont to manage up to 700 inmates. The contractual agreement represents the first time the state of Vermont has partnered with the private corrections sector to provide residential services for its inmates. The contractual terms provide for the out-of-state management of male, medium-security Vermont inmates primarily in two of our owned and managed prisons in Kentucky, including Lee Adjustment Center in Beattyville, and Marion Adjustment Center in St. Mary. The influx of inmates from the state of Vermont contributed $5.5 million in additional revenue during 2004.
As a result of a combination of rate increases and/or an increase in population at four of our facilities, including our Central Arizona Detention Center, Florence Correctional Center, San Diego Correctional Facility, and D.C. Correctional Treatment Facility, primarily from the USMS, the ICE, and the District of Columbia, total management revenue increased during 2004 from the comparable period in 2003, by $33.5 million at these facilities.
During July 2004, an inmate disturbance at the Crowley County Correctional Facility located in Olney Springs, Colorado resulted in damage to the facility, requiring us to transfer a substantial portion of the inmates to other of our facilities and to facilities owned by the state of Colorado. Although repair of the facility was substantially complete at December 31, 2004, Colorado continued to reduce inmate populations at all four of our facilities in Colorado to as low as 2,564 in November 2004. However, the impact was mitigated by the recovery of $1.0 million of business interruption and other insurance proceeds recognized during the first quarter of 2005.
During the third quarter of 2003, we transferred all of the Wisconsin inmates housed at our 1,440-bed medium security North Fork Correctional Facility located in Sayre, Oklahoma to our 2,160-bed medium security Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the state of Wisconsin. As a result of the transfer, North Fork Correctional Facility was idled. Accordingly, total management revenue decreased by $12.4 million at this facility during 2004 compared with 2003. We are currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility and expect to reopen the facility in the first half of 2006, but can provide no assurance that we will be successful in doing so.
During 2004, as expected, the state of Wisconsin reduced the number of inmates housed at both our Diamondback Correctional Facility and our Prairie Correctional Facility by opening various facilities owned by the State. As further described hereafter, the available beds at Diamondback Correctional Facility, which resulted from the declining inmate population from the state of Wisconsin, have been substantially filled with inmates from the state of Arizona. As of December 31, 2004, the state of Wisconsin housed 68 inmates at the Prairie Correctional Facility, compared with approximately 1,900 Wisconsin inmates held at various facilities at December 31, 2003.
During May 2004, we announced the completion of new agreements with the states of Minnesota and North Dakota to house portions of those states’ inmates at the 1,550-bed Prairie Correctional Facility. Under the Minnesota agreement, we are managing an unspecified number of medium-security, male inmates at the Prairie facility. The population will fluctuate based on the State’s needs and the space available at the Prairie facility. The terms of the contract include an initial one-year period through June 30, 2005, with two one-year renewal options. The North Dakota agreement, which became effective in March 2004, had an initial term through February 2005 with an indefinite number of annual renewal options. This contract, similar to the Minnesota agreement, does not indicate a specific inmate population to be managed by us and varies based on the State’s needs and space availability. At December 31, 2004, we housed 147 Minnesota and 35 North Dakota inmates. We also housed 110 inmates from the state of Washington at this facility pursuant to a contract awarded mid-2004, as further described hereafter.
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
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. We began receiving BOP inmates at this facility in the second quarter of 2005.
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
During the second quarter of 2005, the state of Indiana removed all of its inmates from our 656-bed Otter Creek Correctional Facility located in Wheelwright, Kentucky to utilize available capacity within the State’s correctional system. As of December 31, 2004, we housed 642 Indiana inmates at the Otter Creek Correctional Facility. During July 2005, we entered into an agreement with the Kentucky Department of Corrections to manage up to 400 female inmates at this facility. The terms of the contract include an initial two-year period, with four two-year renewal options. During October 2005, we entered into an agreement with the state of Hawaii to house up to 140 female Hawaii inmates at the Otter Creek facility. The terms of the contract include an initial one-year period, with two one-year renewal options. The facility began receiving Hawaii inmates during September 2005 under a 30-day contract completed in September 2005. We anticipate the existing customers at this facility to fill the remaining vacant space, but can provide no such assurance.
Fixed expenses per compensated man-day for our owned and managed facilities increased from $29.34 during 2003 to $30.81 during 2004 primarily as a result of an increase in fixed operating expense for salaries and benefits and utilities across the portfolio of facilities we manage.
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
Total revenue per compensated man-day and total variable expenses per compensated man-day decreased for our managed-only facilities primarily because we did not assume responsibility for medical services for inmates provided under terms of our new contracts with the TDCJ. Eliminating this responsibility results in a lower per-diem rate; however, it also reduces the risk that our profitability will be eroded in the future by increasing medical costs. The new Texas contracts accounted for approximately 19% of the total revenue generated from the facilities we managed but did not own during 2004.
On March 23, 2004, we announced the completion of a contractual agreement with Mississippi’s Delta Correctional Authority to resume operations of the state-owned 1,016-bed Delta Correctional Facility located in Greenwood, Mississippi. We managed the medium security correctional facility for the Delta Correctional Authority from its opening in 1996 until the State closed the facility in 2002, due to excess capacity in the State’s corrections system. The March 2004 contract was for one year, with one two-year extension option. We began receiving inmates from the state of Mississippi at the facility on April 1, 2004. In addition, after completing the contractual agreement with the Delta Correctional Authority, we entered into an additional contract to manage inmates from Leflore County, Mississippi. This one-year contract provides for housing for up to 160 male inmates and up to 60 female inmates, and is renewable annually. As of December 31, 2004, we housed 955 and 127 inmates from the state of Mississippi and Leflore County, respectively.
Effective August 9, 2004, we elected to terminate our contract to manage the 63-bed Tall Trees juvenile facility owned by Shelby County and located in Memphis, Tennessee. The operating revenues for this facility for during 2004 were $0.5 million, while the operating expenses were $0.9 million.
General and administrative expense
For the years ended December 31, 2004 and 2003, general and administrative expenses totaled $48.2 million and $40.5 million, respectively. General and administrative expenses increased from 2003 primarily due to an increase in salaries and benefits, combined with an increase in professional services during 2004 compared with 2003.
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
Income tax benefit (expense)
During the years ended December 31, 2004 and 2003, our financial statements reflected an income tax provision of $41.5 million and an income tax benefit of $52.4 million, respectively. The income tax benefit during the year ended December 31, 2003 was primarily the result of our reversal of substantially all of the valuation allowance previously established for our deferred tax assets.

Deferred income taxes reflect the available net operating losses and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As further discussed under “Critical Accounting Policies — Income Taxes,” prior to December 31, 2003, we had not consistently demonstrated an ability to utilize our tax net operating losses within the carryforward period and therefore applied a valuation allowance to reserve substantially all of our net deferred tax assets in accordance with SFAS 109. As a result, our financial statements did not reflect a provision for income taxes, other than for certain state taxes. However, at December 31, 2003, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such deferred tax assets was reversed on December 31, 2003. Accordingly, in the first quarter of 2004 we began providing a provision for income taxes at a rate on income before taxes equal to the combined federal and state effective tax rates using current tax rates.
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
The repayment of the refund adjusted by the IRS resulted in an increase in the amount of deferred tax assets reflected on our balance sheet for the incremental net operating losses made available to offset taxable income in the future. The increase in our net operating loss carryforwards resulting from the repayment effectively extends the date in which our net operating loss carryforwards are fully utilized. We currently expect to fully utilize our remaining federal net operating losses during 2006.
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
Due to operating losses incurred at the Southern Nevada Women’s Correctional Center, we elected to not renew our contract to manage the facility upon the expiration of the contract. Accordingly, we transferred operation of the facility to the Nevada Department of Corrections on October 1, 2004. During 2004 and 2003, the facility generated total revenue of $6.1 million and $7.5 million, respectively, and incurred total operating expenses of $7.0 million and $8.8 million, respectively.
During March 2005, we received notification from the Tulsa County Commission in Oklahoma that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office manage the 1,440-bed David L. Moss Criminal Justice Center, located in Tulsa. Our contract expired on June 30, 2005. Accordingly, we transferred operation of the facility to the Tulsa County Sheriff’s Office on July 1, 2005. During 2004 and 2003, the facility generated total revenue of $21.9 million and $21.6 million, respectively, and incurred total operating expenses of $20.2 million and $18.7 million, respectively.
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
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that commenced during the fourth quarter of 2005 and is expected to be completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million which we will fund by utilizing our cash on hand. The estimated remaining cost to complete the expansion is $17.3 million as of December 31, 2005. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $81.5 million, and is slated for completion during the third quarter of 2006 with an estimated remaining cost to complete of $18.1 million as of December 31, 2005. The capacity at the new facility is intended primarily for our existing customers.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we recently commenced construction of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to the Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed during the second half of 2007 at an estimated cost of approximately $100 million. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. As of December 31, 2005, we housed approximately 1,850 inmates from the state of Hawaii.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through 2007:

			Estimated cost to
	No. of	Estimated	complete
Facility	beds	completion date	(in thousands)
Red Rock Correctional Center		Third
Eloy, AZ	1,596	quarter 2006	$18,058

Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	17,269

Saguaro Correctional Facility Eloy, AZ	1,896	Second half 2007	97,108

Total	3,852		$132,435

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During 2005, we capitalized $17.2 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $15.5 million in information technology expenditures during 2006.
We have the ability to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
The term loan portion of our old senior bank credit facility was scheduled to mature on March 31, 2008, while the revolving portion of the old facility, which as of December 31, 2005 had an outstanding balance of $10.0 million along with $36.5 million in outstanding letters of credit under a subfacility, was scheduled to mature on March 31, 2006. During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The new revolving credit facility has a five-year term and currently has no outstanding balance other than $36.5 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the new revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the new revolving credit facility is based on a base rate plus a margin ranging from 0.00% to 0.50% or on LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The new revolving credit facility currently bears interest at a base rate plus a margin of 0.25% or a LIBOR plus a margin of 1.25%.
During the years ended December 31, 2005, 2004, and 2003, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. During 2006 we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards, except for certain annual limitations imposed under the Internal Revenue Code. As a result, we expect to begin paying federal income taxes during 2006, with an obligation to pay a full year’s taxes beginning in 2007.
As of December 31, 2005, our liquidity was provided by cash on hand of $64.9 million, investments of $19.0 million, and $78.5 million available under our old $125.0 million revolving credit facility (which availability increased to $113.5 million upon repayment of our old revolving credit facility in January 2006 and attainment of our new $150.0 million revolving credit facility in February 2006). During the years ended December 31, 2005 and 2004, we generated $153.4 million and $126.0 million, respectively, in cash provided by operating activities, and as of December 31, 2005 and 2004, we had net working capital of $146.8 million and $130.0 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. At December 31, 2005, after giving effect to the 2006 refinancing transactions, our total weighted average stated interest rate was 6.9% and our total weighted average maturity was 6.5 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels), and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba3” currently (an improvement by four ratings levels).
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2005 was $153.4 million compared with $126.0 million for the same period in the prior year and $202.8 million in 2003. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during 2005 was primarily the result of an increase in higher operating income and lower interest costs, partially offset by an increase in income tax payments for the aforementioned repayment of excess tax refunds received in prior years.
The decrease in cash provided by operating activities for the year ended December 31, 2004 as compared with 2003 was a result of the receipt of income tax refunds totaling $33.7 million during 2003 as well as the refinancing of our outstanding preferred stock with long-term debt. Distributions on preferred stock are included in financing activities while interest on outstanding indebtedness is included in operating activities on the statement of cash flows. Negative fluctuations in working capital during 2004 compared with 2003 also contributed to the decrease in cash provided by operating activities. Cash paid of $15.5 million in connection with the recapitalization during May 2003 for contingent interest on the $40.0 million convertible subordinated notes that had accrued but remained unpaid since June 2000 in accordance with the terms of such notes, was offset by the collection during 2003, of $13.5 million from the Commonwealth of Puerto Rico as final payment for all outstanding balances owed from three facilities we formerly managed.
Investing Activities
Our cash flow used in investing activities was $116.3 million for the year ended December 31, 2005, and was primarily attributable to capital expenditures during the year of $110.3 million, including $73.9 million for the expansion and development activities previously discussed herein, and $36.4 million for other capital expenditures. Cash flow used in investing activities was also impacted by the purchases of $10.3 million in investments. Our cash flow used in investing activities was $116.2 million for the year ended December 31, 2004, and was primarily attributable to capital expenditures during the year of $128.0 million, including $80.5 million for expansion and development activities and $47.5 million for other capital expenditures. During the year ended December 31, 2003, our cash flow used in investing activities was $93.5 million, primarily resulting from capital expenditures of $92.2 million. Capital expenditures for acquisition and development activities of $56.7 million during 2003 included capital expenditures of $47.5 million in connection with the purchase of the Crowley County Correctional Facility. In addition, during 2003 cash was used to fund restricted cash for a capital improvement, replacements, and repairs reserve totaling $5.6 million for our San Diego Correctional Facility.
Financing Activities
Our cash flow used in financing activities was $23.1 million for the year ended December 31, 2005 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first half of 2005. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the senior bank credit facility of $110 million, and pay fees and expenses related thereto. These transactions, combined with the second quarter amendment to the senior bank credit facility, resulted in fees and expenses of $36.2 million paid during 2005.
Our cash flow used in financing activities was $29.5 million for 2004 and was primarily attributable to the redemption of the remaining 0.3 million shares of series A preferred stock during March 2004, which totaled $7.5 million, and the redemption of the remaining 1.0 million shares of series B preferred stock during the second quarter of 2004, which totaled $23.5 million.
Our cash flow used in financing activities was $83.7 million for the year ended December 31, 2003. During January 2003, we financed the purchase of the Crowley County Correctional Facility through $30.0 million in borrowings under our senior bank credit facility pursuant to an expansion of a then-existing term portion of the credit facility. During May 2003, we completed certain recapitalization transactions, which included the sale and issuance of $250.0 million of 7.5% senior notes and 6.4 million shares of common stock for $124.8 million. The proceeds received from the sale and issuance of the senior notes and the common stock were largely offset by the redemption of $192.0 million of our series A preferred stock and our series B preferred stock; the prepayment of $132.0 million on the term loan portions of the senior bank credit facility with proceeds from the recapitalization, cash on hand, and an income tax refund; the prepayment of $7.6 million aggregate principal of our 12% senior notes; the repurchase and subsequent retirement of 3.4 million shares of common stock for $65.6 million; and the payment of $10.8 million in costs primarily associated with the recapitalization transactions and prepayment of the 12% senior notes. During August 2003, we completed the sale and issuance of $200.0 million of 7.5% senior notes at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million. The proceeds received from the sale and issuance of the senior notes were offset by the prepayment of $240.3 million on the term loan portion of the senior bank credit facility. We paid $7.7 million in costs primarily associated with the debt refinancing transactions during the third quarter of 2003. We also paid $7.4 million in scheduled principal repayments during 2003, and cash dividends of $12.7 million on our preferred stock, including a tender premium of $5.8 million in connection with the completion of the tender offer for our series B preferred stock.
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2005 (in thousands):

	Payments Due By Year Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt	$11,538	$103,250	$34,300	$—	$—	$825,000	$974,088
Citrus County
Detention Facility expansion	16,627	642	—	—	—	—	17,269
Mineral Wills remediation	225	—	—	—	—	—	225
Operating leases	211	—	—	—	—	—	211

Total Contractual Cash Obligations	$28,601	$103,892	$34,300	$—	$—	$825,000	$991,793

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During 2005, we paid $66.4 million in interest, including capitalized interest. We had $36.5 million of letters of credit outstanding at December 31, 2005 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2005, 2004, or 2003.
RECENT ACCOUNTING PRONOUNCEMENTS
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
In accordance with the SEC’s April 2005 ruling, SFAS 123R must be adopted for annual periods that begin after June 15, 2005. Early adoption will be permitted in which financial statements have not yet been issued.
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
We adopted SFAS 123R on January 1, 2006 using the “modified prospective” method.
As previously permitted by SFAS 123, we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options, except as a result of the previously announced December 2005 accelerated vesting of stock options which resulted in a compensation charge during the fourth quarter of 2005 of $1.0 million in accordance with APB 25. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, because we made changes in 2005 to our historical business practices with respect to awarding stock-based employee compensation, the impact of the standard is expected to be less than the historical pro forma impact as described in the disclosure of pro forma net income and earnings per share in the footnote, “Accounting for Stock-Based Compensation”, in our Notes to Consolidated Financial Statements. Further, the pro forma data for 2005 also includes $6.3 million of compensation expense associated with the accelerated vesting of all stock options outstanding effective December 30, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our senior bank credit facility, which had an outstanding balance of $149.0 million as of December 31, 2005. As further described in Note 11 to our consolidated financial statements, during the first quarter of 2006 we repaid our old senior bank credit facility primarily with the proceeds from the issuance of $150.0 million in aggregate principal amount of 6.75% senior unsecured notes due 2014, and replaced the old senior bank credit facility with a new revolving credit facility with a capacity of $150.0 million. The interest on our senior bank credit facility was, and our new revolving credit facility is, subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the senior bank credit facility was 100 basis points higher or lower during the years ended December 31, 2005, 2004, and 2003, our interest expense, net of amounts capitalized, would have been increased or decreased by approximately $1.9 million, $2.8 million and $4.8 million, respectively.
As of December 31, 2005, we had outstanding $450.0 million of senior notes with a fixed rate of 7.5% and $375.0 million of senior notes with a fixed rate of 6.25%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page 67.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Corrections Corporation of America and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Corrections Corporation of America and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Nashville, Tennessee
March 1, 2006

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal I — Election of Directors-Directors Standing for Election,” “-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance — Board of Directors Meetings and Committees,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Corporate Governance — Director Compensation,” “Executive Compensation,” and “Performance Graph” in our definitive proxy statement for the 2006 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2005 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted - Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plan
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a))

Equity compensation plans approved by stockholders	3,329,210	$25.86	1,216,428	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	3,329,210	$25.86	1,216,428	(1)

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 1997 Employee Share Incentive Plan and Amended and Restated 2000 Stock Incentive Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Audit and Non-Audit Fees” in our definitive proxy statement for the 2006 annual meeting of stockholders.

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

CORRECTIONS CORPORATION OF AMERICA

Date: March 7, 2006	By:	/s/ John D. Ferguson

John D. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson	March 7, 2006

John D. Ferguson, President and Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Irving E. Lingo, Jr.	March 7, 2006

Irving E. Lingo, Jr., Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William F. Andrews	March 7, 2006

William F. Andrews, Chairman of the Board and Director

/s/ Donna M. Alvarado	March 7, 2006

Donna M. Alvarado, Director

/s/ Lucius E. Burch, III	March 7, 2006

Lucius E. Burch, III, Director

/s/ John D. Correnti	March 7, 2006

John D. Correnti, Director

/s/ John R. Horne	March 7, 2006

John R. Horne, Director

/s/ C. Michael Jacobi	March 7, 2006

C. Michael Jacobi, Director

/s/ Thurgood Marshall, Jr.	March 7, 2006

Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	March 7, 2006

Charles L. Overby, Director

/s/ John R. Prann, Jr.	March 7, 2006

John R. Prann, Jr., Director

/s/ Joseph V. Russell	March 7, 2006

Joseph V. Russell, Director

/s/ Henri L. Wedell	February 22, 2006

Henri L. Wedell, Director

INDEX OF EXHIBITS
Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001—16109), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company’s Amendment No. 3 to its Registration Statement on Form S-4 (Commission File no. 333—96721), filed with the Commission on December 30, 2002 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Third Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K. (Commission File no. 001—16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.4	Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Senior Notes due 2011 (“7.5% Notes”), with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

4.5	First Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001—16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.6	Second Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001—16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.7	Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.25% Senior Notes due 2013 with form of note attached (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on March 24, 2005 and incorporated herein by this reference).

4.8	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.9	Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.75% Senior Notes due 2014, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of February 3, 2006, by and among the Company, as Borrower, the lenders who are or may become a party to the agreement, and Wachovia Bank, National Association, as Administrative Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on February 7, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.2	Note Purchase Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of January 1, 1999, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 0—25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

10.3	Amendment to Note Purchase Agreement and Note by and between the Company and PMI Mezzanine Fund, L.P., dated April 28, 2003 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333—104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.4	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File no. 0—25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.5	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.6	Form of Amendment No. 2 to Registration Rights Agreement by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333—104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.7 *	Registration Rights Agreement, dated as of December 31, 1998, by and between Correctional Management Services Corporation, a predecessor of the Company, and CFE, Inc.

10.8	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.9	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.10	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333—58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.11	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33—61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.12	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 001—13560), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.13	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.14	Amendment No. 1 to Amended and Restated Corrections Corporation of America 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001—16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.15 *	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (supersedes previous form filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 001—16109) filed with the Commission on February 21, 2006).

10.16 *	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (supersedes previous form filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 001—16109) filed with the Commission on February 21, 2006).

10.17	Form of Resale Restriction Agreement for certain stock option award agreements issued under the Company’s Amended and Restated 1997 Employee Share Incentive Plan and the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on December 14, 2005 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.18	Form of Resale Restriction Agreement for key employees for certain stock option award agreements issued under the Company’s Amended and Restated 1997 Employee Share Incentive Plan and the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on December 14, 2005 and incorporated herein by this reference).

10.19	Employment Agreement, dated as of August 4, 2000, by and between the Company and John D. Ferguson, with form of option agreement included as Exhibit A thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 0—25245), filed with the Commission on August 14, 2000 and incorporated herein by this reference).

10.20	First Amendment to Employment Agreement with John D. Ferguson, dated as of December 31, 2002, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.21	Employment Agreement, dated as of January 3, 2005, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.22	Employment Agreement, dated as of February 1, 2003, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File no. 001—16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.23	Employment Agreement dated as of May 1, 2003, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001—16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

10.24	Employment Agreement, dated as of January 3, 2005, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001—16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of June 20, 2005, by and between the Company and Anthony M. DaDante (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no 001—16109), filed with the Commission on June 22, 2005 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.26 *	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corrections Corporation of America’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
March 1, 2006

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$64,901	$50,938
Restricted cash	11,284	12,965
Investments	19,014	8,686
Accounts receivable, net of allowance of $2,258 and $1,380, respectively	176,560	154,288
Deferred tax assets	32,488	56,410
Prepaid expenses and other current assets	15,884	16,636
Current assets of discontinued operations	—	2,365

Total current assets	320,131	302,288

Property and equipment, net	1,710,794	1,659,858

Investment in direct financing lease	16,322	17,073
Goodwill	15,246	15,563
Other assets	23,820	28,144
Non-current assets of discontinued operations	—	152

Total assets	$2,086,313	$2,023,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$158,267	$144,815
Income taxes payable	1,435	22,207
Current portion of long-term debt	11,836	3,182
Current liabilities of discontinued operations	1,774	2,061

Total current liabilities	173,312	172,265

Long-term debt, net of current portion	963,800	999,113
Deferred tax liabilities	12,087	14,132
Other liabilities	20,483	21,574

Total liabilities	1,169,682	1,207,084

Commitments and contingencies

Common stock — $0.01 par value; 80,000 shares authorized; 39,694 and 35,415 shares issued and outstanding at December 31, 2005 and 2004, respectively	397	354
Additional paid-in capital	1,506,184	1,451,885
Deferred compensation	(5,563)	(1,736)
Retained deficit	(584,387)	(634,509)

Total stockholders’ equity	916,631	815,994

Total liabilities and stockholders’ equity	$2,086,313	$2,023,078

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
REVENUE:
Management and other	$1,188,649	$1,122,542	$1,003,865
Rental	3,991	3,845	3,742

	1,192,640	1,126,387	1,007,607

EXPENSES:
Operating	898,793	850,366	747,800
General and administrative	57,053	48,186	40,467
Depreciation and amortization	59,882	54,445	52,884

	1,015,728	952,997	841,151

OPERATING INCOME	176,912	173,390	166,456

OTHER (INCOME) EXPENSE:
Interest expense, net	63,928	69,177	74,446
Expenses associated with debt refinancing and recapitalization transactions	35,269	101	6,687
Change in fair value of derivative instruments	—	—	(2,900)
Other (income) expense	263	943	(414)

	99,460	70,221	77,819

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	77,452	103,169	88,637

Income tax (expense) benefit	(26,888)	(41,514)	52,352

INCOME FROM CONTINUING OPERATIONS	50,564	61,655	140,989

Income (loss) from discontinued operations, net of taxes	(442)	888	794

NET INCOME	50,122	62,543	141,783

Distributions to preferred stockholders	—	(1,462)	(15,262)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,122	$61,081	$126,521

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$1.31	$1.71	$3.90
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.02

Net income available to common stockholders	$1.30	$1.74	$3.92

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$1.26	$1.53	$3.42
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.02

Net income available to common stockholders	$1.25	$1.55	$3.44

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,122	$62,543	$141,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,068	54,574	54,011
Amortization of debt issuance costs and other non-cash interest	5,341	6,750	7,505
Expenses associated with debt refinancing and recapitalization transactions	35,269	101	6,687
Deferred income taxes	21,255	14,934	(52,725)
Other (income) expense	248	783	(409)
Other non-cash items	4,192	2,369	2,259
Income tax benefit of equity compensation	6,900	3,683	2,643
Stock option compensation expense	989	—	—
Change in fair value of derivative instruments	—	—	(2,900)
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(20,193)	(28,654)	2,892
Income taxes receivable	—	—	32,499
Accounts payable, accrued expenses and other liabilities	9,947	(12,396)	12,294
Income taxes payable	(20,772)	21,294	(3,692)

Net cash provided by operating activities	153,366	125,981	202,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions, development, and expansions	(73,895)	(80,548)	(56,673)
Expenditures for other capital improvements	(36,410)	(47,480)	(35,522)
Proceeds from sale of investments	—	5,000	7,000
Purchases of investments	(10,328)	(160)	(230)
(Increase) decrease in restricted cash	1,848	(66)	(5,460)
Proceeds from sale of assets	1,046	179	487
(Increase) decrease in other assets	726	6,257	(4,099)
Payments received on direct financing leases and notes receivable	665	601	986

Net cash used in investing activities	(116,348)	(116,217)	(93,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	375,000	—	482,250
Scheduled principal repayments	(1,233)	(843)	(7,394)
Other principal repayments	(370,135)	—	(387,266)
Payment of debt issuance and other refinancing and related costs	(36,240)	(993)	(18,579)
Proceeds from issuance of common stock	—	—	124,800
Payment of stock issuance costs	—	—	(7,674)
Proceeds from exercise of stock options and warrants	9,586	4,945	1,276
Purchase and retirement of common stock	(33)	—	(66,464)
Purchase and redemption of preferred stock	—	(31,028)	(191,984)
Payment of dividends	—	(1,612)	(12,706)

Net cash used in financing activities	(23,055)	(29,531)	(83,741)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,963	(19,767)	25,595

CASH AND CASH EQUIVALENTS, beginning of year	50,938	70,705	45,110

CASH AND CASH EQUIVALENTS, end of year	$64,901	$50,938	$70,705

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	For the Years Ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $4,543, $5,839, and $900 in 2005, 2004, and 2003, respectively)	$61,877	$65,592	$79,068

Income taxes	$15,776	$3,511	$2,183

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$(30,000)	$—	$(40,000)
Common stock	34	—	34
Additional paid-in capital	29,944	—	39,512
Other assets	12	—	454
Accounts payable and accrued expenses	10	—	—

	$—	$—	$—

The Company issued shares of common stock and a promissory note payable in satisfaction of stockholder litigation:
Accounts payable and accrued expenses	$—	$—	$(5,998)
Long-term debt	—	—	2,900
Common stock	—	—	3
Additional paid-in capital	—	—	3,051
Other assets	—	—	44

	$—	$—	$—

The Company issued Series B Preferred Stock in lieu of cash distributions to the holders of shares of Series B Preferred Stock on the applicable record date:
Distributions payable	$—	$—	$(7,736)
Preferred stock — Series B	—	—	7,736

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands)

							Accumulated
	Series A	Series B		Additional		Retained	Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2002	$107,500	$107,831	$280	$1,343,066	$(1,604)	$(822,111)	$(964)	$733,998

Comprehensive income:
Net income	—	—	—	—	—	141,783	—	141,783
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	378	378

Total comprehensive income	—	—	—	—	—	141,783	378	142,161

Distributions to preferred stockholders	—	7,736	—	—	—	(15,262)	—	(7,526)
Issuance of common stock, net	—	—	64	117,103	—	—	—	117,167
Retirement of common stock	—	—	—	(842)	—	—	—	(842)
Deferred tax valuation allowance reversal	—	—	—	2,643	—	—	—	2,643
Retirement of series B preferred stock	—	(347)	—	—	—	—	—	(347)
Redemption of preferred stock	(100,000)	(91,637)	—	—	—	—	—	(191,637)
Conversion of subordinated notes	—	—	34	39,512	—	—	—	39,546
Repurchase of common stock	—	—	(34)	(65,588)	—	—	—	(65,622)
Warrants exercised	—	—	1	—	—	—	—	1
State stockholder litigation settlement	—	—	3	3,051	—	—	—	3,054
Amortization of deferred compensation, net of forfeitures	—	(55)	—	(71)	1,720	—	—	1,594
Restricted stock grant	—	—	1	1,594	(1,595)	—	—	—
Stock options exercised	—	—	1	1,274	—	—	—	1,275

BALANCE, December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands)
(Continued)

							Accumulated
	Series A	Series B		Additional		Retained	Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2003	$7,500	$23,528	$350	$1,441,742	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:
Net income	—	—	—	—	—	62,543	—	62,543
Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	62,543	586	63,129

Distributions to preferred stockholders	—	—	—	—	—	(1,462)	—	(1,462)
Income tax benefit of equity compensation	—	—	—	3,683	—	—	—	3,683
Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	(31,028)
Issuance of common stock	—	—	—	50	—	—	—	50
Amortization of deferred compensation, net of forfeitures	—	—	—	(106)	1,318	—	—	1,212
Restricted stock grant	—	—	1	1,574	(1,575)	—	—	—
Stock options exercised	—	—	3	4,942	—	—	—	4,945

BALANCE, December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$815,994

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands)
(Continued)

							Accumulated
	Series A	Series B		Additional		Retained	Other	Total
	Preferred	Preferred	Common	Paid-In	Deferred	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2004	$—	$—	$354	$1,451,885	$(1,736)	$(634,509)	$—	$815,994

Comprehensive income :
Net income	—	—	—	—	—	50,122	—	50,122

Total comprehensive income	—	—	—	—	—	50,122	—	50,122

Conversion of subordinated notes	—	—	34	29,944	—	—	—	29,978
Issuance of common stock	—	—	—	68	—	—	—	68
Retirement of common stock	—	—	—	(33)	—	—	—	(33)
Amortization of deferred compensation, net of forfeitures	—	—	—	(142)	3,169	—	—	3,027
Stock option compensation expense	—	—	—	989	—	—	—	989
Income tax benefit of equity compensation	—	—	—	6,900	—	—	—	6,900
Restricted stock grant	—	—	2	6,994	(6,996)	—	—	—
Warrants exercised	—	—	1	999	—	—	—	1,000
Stock options exercised	—	—	6	8,580	—	—	—	8,586

BALANCE, December 31, 2005	$—	$—	$397	$1,506,184	$(5,563)	$(584,387)	$—	$916,631

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
1. ORGANIZATION AND OPERATIONS
Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2005, the Company owned 42 correctional, detention and juvenile facilities, three of which the Company leases to other operators. At December 31, 2005, the Company operated 63 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing two additional correctional facilities in Eloy, Arizona, one that is expected to be completed during the third quarter of 2006 and the other that is expected to be completed during the second half of 2007.
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
Restricted Cash
Restricted cash at December 31, 2005 was $11.3 million, of which $5.4 million represents cash collateral for a guarantee agreement as further described in Note 17 and $5.9 million represents cash for a capital improvements, replacements, and repairs reserve. Restricted cash at December 31,

2004 was $13.0 million, of which $7.2 million represents cash collateral for the guarantee agreement and $5.8 million represents cash for a capital improvements, replacements, and repairs reserve.
Accounts Receivable and Allowance for Doubtful Accounts
At December 31, 2005 and 2004, accounts receivable of $176.6 million and $154.3 million were net of allowances for doubtful accounts totaling $2.3 million and $1.4 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.
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
Accounting for the Impairment of Long-Lived Assets Other Than Goodwill
Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.
Goodwill
Goodwill represents the cost in excess of the net assets of businesses acquired in the Company’s managed-only segment. As further discussed in Note 3, goodwill is tested for impairment at least annually using a fair-value based approach.
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
Foreign Currency Transactions
The Company has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility in Salford, England previously owned by a subsidiary of the Company. The working capital loan is denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 6 for further discussion of the Company’s relationship with APM.
Fair Value of Financial Instruments
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2005 and 2004, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$17,080	$21,926	$17,744	$22,623
Note receivable from APM	$5,428	$9,104	$6,078	$9,875
Debt	$(975,636)	$(987,026)	$(1,002,295)	$(1,061,566)
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
Concentration of Credit Risks
The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, investments, accounts receivable and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s investments consist of cash invested in auction rate securities held by a large financial institution. The Company’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2005, 2004, and 2003, federal correctional and detention authorities represented 39%, 38%, and 38%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the U.S. Immigration and Customs Enforcement, or ICE. The BOP accounted for 16%, 16%, and 17%, respectively, of total revenue for 2005, 2004, and 2003. The USMS accounted for 15%, 15%, and 14%, respectively, of total revenue for 2005, 2004, and 2003. Both the BOP and USMS have management contracts at facilities the Company owns and at facilities the Company manages but does not own. No other customer generated more than 10% of total revenue during 2005, 2004, or 2003.
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
At December 31, 2005, the Company had equity incentive plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB 25. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 30, 2005, the Company’s board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under its Amended and Restated 1997 Employee Share Incentive Plan and its Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 980,000 unvested options became exercisable, 45% of which were scheduled to vest in February 2006. All of the unvested options were “in-the-money” on the effective date of acceleration with a range of exercise prices from $15.40 to $39.50 per share.
The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), described hereafter, which the Company was required to adopt on January 1, 2006. The Company expects to reduce the non-cash, pre-tax compensation expense it would otherwise be required to recognize in its financial statements by an estimated $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, the Company imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, the Company recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005, 2004, and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation as well as $6.3 million of unrecognized compensation expense associated with the accelerated vesting of all stock options in 2005 (in thousands, except per share data).

	For the Years Ended December 31,
	2005	2004	2003

As Reported:
Income from continuing operations and after preferred stock distributions	$50,564	$60,193	$125,727
Income (loss) from discontinued operations, net of taxes	(442)	888	794

Net income available to common stockholders	$50,122	$61,081	$126,521

Pro Forma:
Income from continuing operations and after preferred stock distributions	$42,519	$56,181	$119,319
Income (loss) from discontinued operations, net of taxes	(442)	888	794

Net income available to common stockholders	$42,077	$57,069	$120,113

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$1.31	$1.71	$3.90
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.02

Net income available to common stockholders	$1.30	$1.74	$3.92

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$1.26	$1.53	$3.42
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.02

Net income available to common stockholders	$1.25	$1.55	$3.44

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$1.11	$1.60	$3.71
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.02

Net income available to common stockholders	$1.10	$1.63	$3.73

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$1.06	$1.43	$3.25
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.02

Net income available to common stockholders	$1.05	$1.45	$3.27

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R which revises SFAS 123, supersedes APB Opinion No. 25, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. When adopted, pro forma disclosure will no longer be an alternative.
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
The Company adopted SFAS 123R on January 1, 2006 using the “modified prospective” method.
As permitted by SFAS 123 and as previously described herein, the Company accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options, except as a result of the December 2005 accelerated vesting which resulted in a compensation charge during the fourth quarter of 2005 of approximately $1.0 million in accordance with APB 25. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of the standard is expected to be less than the historical pro forma impact as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Accounting for Stock-Based Compensation,” as the Company made changes in 2005 to its historical business practices with respect to awarding stock-based employee compensation. Further, the pro forma data for 2005 also includes $6.3 million of compensation expense associated with the accelerated vesting of all stock options outstanding effective December 30, 2005. See Note 15 for further discussion of stock-based employee compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
3. GOODWILL AND INTANGIBLES
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. These impairment tests are required to be performed at least annually. The Company performs its impairment tests during the fourth quarter, in connection with the Company’s annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
As a result of the expiration during the first quarter of 2003 of the Company’s contracts to manage the Okeechobee Juvenile Offender Correctional Center and the Lawrenceville Correctional Center, and the transfer of operations of the David L. Moss Criminal Justice Center to the Tulsa County Sheriff’s Office on July 1, 2005, each as further described in Note 14, the Company recognized goodwill impairment charges of $0.3 million, $0.3 million, and $0.1 million, respectively. The charges for the Okeechobee and Lawrenceville facilities are included in income from discontinued operations, net of taxes, in the accompanying statement of operations for the year ended December 31, 2003, while the charge for the David L. Moss facility is included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the year ended December 31, 2005.
As a result of the Texas Department of Criminal Justice’s (“TDCJ”) decision in November 2003 to not renew the contract for the continued management of the Sanders Estes Unit upon its expiration on January 15, 2004, the Company recognized a goodwill impairment charge of $0.2 million. This charge is included in depreciation and amortization in the accompanying statement of operations for the year ended December 31, 2003.
During the fourth quarter of 2005, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $0.2 million related to the management of the Liberty County Jail/Juvenile Center. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contract. The Company is currently pursuing opportunities to change the current terms of the management contract to improve the operations of this facility, but can provide no assurance that it will be successful in doing so. This charge was computed using a discounted cash flow method and is included in depreciation and amortization in the accompanying statement of operations for the year ended December 31, 2005.
The components of the Company’s other identifiable intangible assets and liabilities are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(855)	$873	$(839)
Customer list	765	(328)	765	(219)
Contract values	(35,688)	19,294	(35,688)	16,759

Total	$(34,050)	$18,111	$(34,050)	$15,701

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2005, 2004, and 2003 was $4.2 million, $3.4 million and $3.4 million, respectively. Interest expense associated with the amortization of contract values for the years ended December 31, 2005, 2004, and 2003 was $1.8 million, $2.1 million, and $2.3 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2006	$4,552
2007	4,552
2008	4,552
2009	3,095
2010	2,632

4. PROPERTY AND EQUIPMENT
At December 31, 2005, the Company owned 44 real estate properties, including 42 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and two corporate office buildings. At December 31, 2005, the Company also managed 24 correctional and detention facilities owned by government agencies.
Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2005	2004

Land and improvements	$37,673	$36,165
Buildings and improvements	1,810,706	1,734,833
Equipment	126,549	94,347
Office furniture and fixtures	24,386	23,302
Construction in progress	71,627	68,032

	2,070,941	1,956,679
Less: Accumulated depreciation	(360,147)	(296,821)

	$1,710,794	$1,659,858

Construction in progress primarily consists of correctional facilities under construction or expansion and software under development for internal use capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $4.5 million, $5.8 million, and $0.9 million in 2005, 2004, and 2003, respectively.
Depreciation expense was $63.9 million, $57.8 million, and $56.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.
As of December 31, 2005, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. In addition, three facilities, including two that are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.
During the third quarter of 2003, the Company transferred all of the Wisconsin inmates housed at its North Fork Correctional Facility located in Sayre, Oklahoma to its Diamondback Correctional Facility located in Watonga, Oklahoma in order to satisfy a contractual provision mandated by the state of Wisconsin. As a result of the transfer, North Fork Correctional Facility has remained closed. The Company is currently pursuing new management contracts and other opportunities to take advantage of the beds that became available at the North Fork Correctional Facility, but can provide no assurance that it will be successful in doing so.
During the third quarter of 2003, the Company announced its intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. The decision to complete construction of this facility was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During October 2005, construction was completed and the facility was available for occupancy. The Company is currently pursuing new management contracts and other opportunities to take advantage of the capacity at the Stewart County Correctional Facility, but can provide no assurance that it will be successful in doing so.
A substantial portion of the Company’s real property and other assets were pledged as collateral on the Company’s Senior Bank Credit Facility, as defined in Note 11. However, as further described in Note 11, the New Revolving Credit Facility (as defined hereafter) significantly reduced the portion of assets that have been pledged as collateral, and does not contain liens on any of the Company’s real property assets.
5. FACILITY ACQUISITIONS, EXPANSIONS, AND CONSTRUCTION IN PROGRESS
In January 2003, the Company purchased the Crowley County Correctional Facility, a medium security adult male prison facility located in Olney Springs, Crowley County, Colorado, for a purchase price of $47.5 million. As part of the transaction, the Company also assumed a management contract with the state of Colorado and subsequently entered into a new contract with the state of Wyoming, and took over management of the facility effective January 18, 2003. The Company financed the purchase price through $30.0 million in borrowings under its Old Senior Bank Credit Facility, as defined in Note 11, pursuant to an expansion of the then outstanding term portion of the facility, with the balance of the purchase price satisfied with cash on hand. During September 2003, in anticipation of increasing demand from the states of Colorado and Wyoming, the Company announced its intention to expand by 594 beds the Crowley County Correctional Facility. The cost of the expansion was approximately $23.3 million and was completed during the fourth quarter of 2004.
In October 2003, the Company announced a new contract with the ICE for up to 905 detainees at its Houston Processing Center located in Houston, Texas. The Company expanded the facility to accommodate detainees under the new contract, which contains a guarantee that ICE will utilize 679 beds. The cost of the expansion was approximately $28.2 million and was substantially completed during the first quarter of 2005.
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
During January 2004, the Company also announced its intention to expand the Florence Correctional Center located in Florence, Arizona by 224 beds. The expansion was completed during the fourth quarter of 2004 at a cost of approximately $7.0 million. The facility currently houses federal inmates as well as inmates from various state and local agencies.
During September 2005, the Company announced that Citrus County renewed its contract for the Company’s continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that the Company commenced during the fourth quarter of 2005 and expects to complete during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million and will be funded by the Company utilizing cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the

County would be required to pay the Company an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
During February 2005, the Company announced the commencement of construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility will be owned and managed by the Company, and is expected to cost approximately $81.5 million. The project is slated for completion during the third quarter of 2006. The capacity at the new facility is intended primarily for the Company’s existing customers.
During February 2006, the Company announced the commencement of construction of the 1,896-bed Saguaro Correctional Facility located adjacent to the Red Rock Correctional Center. The Saguaro Correctional Facility is expected to cost approximately $100 million and be completed during the second half of 2007.
6. INVESTMENT IN AFFILIATE
The Company has determined that its joint venture in APM is a variable interest entity (“VIE”) in accordance with Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), of which the Company is not the primary beneficiary. The Company has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $5.4 million, including accrued interest, as of December 31, 2005. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM. APM has not been, and in accordance with FIN 46 will not be, consolidated with the Company’s financial statements.
For the years ended December 31, 2005 and 2004, equity in loss of joint venture was $0.3 million and $0.6 million, respectively, while the Company’s equity in earnings of joint venture was $0.1 million for the year ended December 31, 2003, which is included in other (income) expense in the consolidated statements of operations. Because the Company’s investment in APM has no carrying value, equity in losses of APM are applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.
7. INVESTMENT IN DIRECT FINANCING LEASE
At December 31, 2005, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of future minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2006	$2,793
2007	2,793
2008	2,793
2009	2,793
2010	2,793
Thereafter	17,451

Total minimum obligation	31,416
Less unearned interest income	(14,336)
Less current portion of direct financing lease	(758)

Investment in direct financing lease	$16,322

During the years ended December 31, 2005, 2004, and 2003, the Company recorded interest income of $2.1 million, $2.2 million, and $2.3 million, respectively, under this direct financing lease.
8. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2005	2004

Debt issuance costs, less accumulated amortization of $8,539 and $9,773, respectively	$16,138	$18,827
Notes receivable, net	4,241	4,921
Cash surrender value of life insurance	1,540	1,376
Deposits	1,375	2,326
Customer list, less accumulated amortization of $328 and $219, respectively	437	546
Contract acquisition costs, less accumulated amortization of $855 and $839, respectively	18	34
Other	71	114

	$23,820	$28,144

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004

Trade accounts payable	$37,993	$31,775
Accrued salaries and wages	23,159	16,769
Accrued workers’ compensation and auto liability	26,756	27,168
Accrued litigation	13,186	16,594
Accrued employee medical insurance	6,860	7,212
Accrued property taxes	12,802	12,538
Accrued interest	13,814	11,745
Other	23,697	21,014

	$158,267	$144,815

10. DISTRIBUTIONS TO STOCKHOLDERS
Series A Preferred Stock
During 2004 and 2003, the Company declared and paid a cash dividend on the outstanding shares of its Series A Preferred Stock each quarter at a rate of 8% per annum of the stock’s stated value of $25.00 per share through the date the Series A Preferred Stock was redeemed. See Note 15 for further discussion of redemptions of the Company’s Series A Preferred Stock during 2003 and 2004.
Quarterly distributions and the resulting tax classification for the Series A Preferred Stock distributions are as follows for the years ended December 31, 2004, and 2003:

	Record	Payment	Distribution Per		Return of
Declaration Date	Date	Date	Share	Ordinary Income	Capital
12/11/02	12/31/02	01/15/03	$0.50	100.0%	0.0%
03/11/03	03/31/03	04/15/03	$0.50	100.0%	0.0%
06/20/03	06/30/03	07/15/03	$0.50	100.0%	0.0%
09/05/03	09/30/03	10/15/03	$0.50	100.0%	0.0%
12/08/03	12/31/03	01/15/04	$0.50	100.0%	0.0%
02/19/04	03/19/04	03/19/04	$0.36	100.0%	0.0%
Series B Preferred Stock
The Company declared and paid a paid-in-kind dividend on the outstanding shares of its Series B Preferred Stock each quarter since the issuance of the Series B Preferred Stock in September 2000 through the third quarter of 2003 at a rate of 12% per annum of the stock’s stated value of $24.46 per share. Beginning in the fourth quarter of 2003, pursuant to the terms of the Series B Preferred Stock, the Company declared and paid a cash dividend on the outstanding shares of Series B Preferred Stock, at a rate of 12% per annum of the stock’s stated value. See Note 15 for further discussion of the tender offer for the Company’s Series B Preferred Stock during 2003 and the redemption of the remaining shares of Series B Preferred Stock during 2004.
The fair market value per share (tax basis) assigned to the shares issued as paid-in-kind, as well as cash dividends for the quarterly distributions and the resulting tax classification for the Series B Preferred Stock distributions are as follows for the years ended December 31, 2004, and 2003:

			Fair Market	Cash
	Record	Payment	Value Per	Distributions		Return of
Declaration Date	Date	Date	Share	Per Share	Ordinary Income	Capital
12/11/02	12/20/02	01/02/03	$24.73	—	100.0%	0.0%
03/11/03	03/17/03	03/31/03	$24.83	—	100.0%	0.0%
06/09/03	06/16/03	06/30/03	$25.45	—	100.0%	0.0%
09/05/03	09/16/03	09/30/03	$25.37	—	100.0%	0.0%
12/08/03	12/17/03	12/31/03	$—	$0.7338	100.0%	0.0%
03/16/04	03/23/04	03/31/04	$—	$0.7338	100.0%	0.0%
05/14/04	06/28/04	06/28/04	$—	$0.7175	100.0%	0.0%
Common Stock
No quarterly distributions for common stock were made for the years ended December 31, 2005, 2004, and 2003. The indentures governing the Company’s senior unsecured notes limit the amount of dividends the Company can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, the Company’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on the Company’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of the Company consider relevant.
11. DEBT
Debt consists of the following (in thousands):

	December 31,
	2005	2004
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance due in March 2008; interest payable periodically at variable interest rates. The interest rate was 6.0% and 4.4% at December 31, 2005 and 2004, respectively.	$138,950	$270,135

Revolving Loan, principal due at maturity in March 2006, interest payable periodically at variable interest rates. The interest rate was 5.9% at December 31, 2005.	10,000	—

9.875% Senior Notes, principal due at maturity in May 2009; interest payable semi-annually in May and November at 9.875%. These notes were paid off in connection with a tender offer for the notes in March 2005.	—	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.5 million and $1.8 million was unamortized at December 31, 2005 and 2004, respectively.	201,548	201,839

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	—

4.0% Convertible Subordinated Notes, principal due at maturity in February 2007 with call provisions beginning in March 2005; interest payable quarterly at 4.0%. These notes were converted into shares of common stock in March 2005.	—	30,000

Other	138	321

	975,636	1,002,295

Less: Current portion of long-term debt	(11,836)	(3,182)

	$963,800	$999,113

Senior Indebtedness
As of December 31, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $139.0 million term loan expiring March 31, 2008 (the “Term Loan E Facility”) and a revolving loan (the “Revolving Loan”) with a capacity of up to $125.0 million, which includes a $75.0 million subfacility for letters of credit, expiring on March 31, 2006. On April 18, 2005, the Company completed an amendment to the Senior Bank Credit Facility that resulted in a reduction to the interest rates applicable to the term loan portion from 2.25% over the London Interbank Offered Rate (“LIBOR”) to 1.75% over LIBOR and a reduction to the interest rates applicable to the Revolving Loan from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the Revolving Loan were reduced from 0.50% to 0.375%. The base rate margin applicable to the term loan portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the Revolving Loan was reduced to 0.50% from 2.50%. In connection with this amendment, the Company prepaid $20.0 million of the term portion of the Senior Bank Credit Facility by drawing a like amount on the Revolving Loan. The

Revolving Loan was subsequently prepaid by $10.0 million during November 2005 with cash on hand. The Company reported a pre-tax charge of approximately $0.2 million during the second quarter of 2005 for the pro-rata write-off of existing deferred loan costs and third-party fees and expenses associated with the amendment.
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
During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the Term Loan E Facility, after repaying the remaining $10.0 million balance on the Revolving Loan in January 2006 with cash on hand. Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “New Revolving Credit Facility”). The New Revolving Credit Facility was used to replace the existing Revolving Loan, including any outstanding letters of credit issued thereunder. The Company expects to incur a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the pro-rata write-off of existing deferred loan costs associated with the issuance of the New Revolving Credit Facility and the pay-off of the Term Loan E Facility.
The New Revolving Credit Facility has a $10.0 million sublimit for swingline loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the New Revolving Credit Facility by up to $100.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the New Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margin rates are subject to adjustment based on the Company’s leverage ratio. The New Revolving Credit Facility currently bears interest at a base rate plus a margin of 0.25% or a LIBOR plus a margin of 1.25%.
The Senior Bank Credit Facility was secured by liens on a substantial portion of the Company’s real property and other assets (inclusive of its domestic subsidiaries), and pledges of all of the capital stock of the Company’s domestic subsidiaries. The loans and other obligations under the facility were guaranteed by each of the Company’s domestic subsidiaries and were secured by a pledge of up to 65% of the capital stock of the Company’s foreign subsidiaries. The New Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The credit agreement governing the Senior Bank Credit Facility required the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios and a minimum interest coverage ratio. As of December 31, 2005, the Company was in compliance with all such covenants. The New Revolving Credit Facility requires the

Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Senior Bank Credit Facility contained certain covenants which, among other things, limited both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility was subject to certain cross-default provisions with terms of the Company’s other indebtedness. The New Revolving Credit Facility contains similar covenants and cross-default provisions.
$250 Million 9.875% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 9.875% unsecured senior notes (the “9.875% Senior Notes”) accrued at the stated rate and was payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes were scheduled to mature on May 1, 2009. As previously described herein, all of the 9.875% Senior Notes were purchased through a tender offer by the Company during the first quarter of 2005.
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
The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register up to $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock and warrants that the Company may issue from time to time.
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
$200 Million 7.5% Senior Notes. On August 8, 2003, the Company completed the sale and issuance of $200.0 million aggregate principal amount of its 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds from the note offering, along with cash on hand, were used to pay-down $240.3 million of the then outstanding Senior Bank Credit Facility, resulting in a charge to expenses associated with refinancing transactions during the third quarter of 2003 of $1.6 million.
Interest on the $200 Million 7.5% Senior Notes accrues at the stated rate and is payable on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes. On April 1, 2004, the Company filed a registration statement with the SEC, which the SEC declared effective April 19, 2004, to exchange the $200 Million 7.5% Senior Notes for a new issuance of identical debt securities registered under the Securities Act of 1933, as amended.
$375 Million 6.25% Senior Notes. As previously described herein, on March 23, 2005, the Company completed the sale and issuance of $375.0 million aggregate principal amount of its 6.25% unsecured senior notes (the “6.25% Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During April 2005, the Company filed a registration statement with the SEC, which the SEC declared effective May 4, 2005, to exchange the 6.25% Senior Notes for a new issue of identical debt securities registered under the Securities Act of 1933, as amended. Proceeds from the original note offering, along with cash on hand, were used to purchase, through a cash tender offer, all of the 9.875% Senior Notes, to pay-down $110.0 million of the then outstanding Term Loan D Facility portion of the Senior Bank Credit Facility, and to pay fees and expenses in connection therewith. The Company capitalized approximately $7.5 million of costs associated with the issuance of the 6.25% Senior Notes.
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
$150 Million 6.75% Senior Notes. During January 2006, the Company completed the sale and issuance of $150.0 million aggregate principal amount of its 6.75% unsecured senior notes (the “6.75% Senior Notes”) pursuant to a prospectus supplement under an automatically effective shelf registration statement that was filed by the Company with the SEC on January 17, 2006. The Company used the net proceeds from the sale of the 6.75% Senior Notes to prepay the $139.0 million balance outstanding on the term loan indebtedness under the Company’s Senior Bank Credit Facility, to pay fees and expenses, and for general corporate purposes. The Company expects to report a charge of $0.9 million during the first quarter of 2006 in connection with the prepayment of the term portion of the Senior Bank Credit Facility. The Company capitalized approximately $3.0 million of costs associated with the issuance of the 6.75% Senior Notes.
Interest on the 6.75% Senior Notes accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. At any time on or before January 31, 2009, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after January 31, 2010. Redemption prices are set forth in the indenture governing the 6.75% Senior Notes.

Guarantees and Covenants. In connection with the registration with the SEC of the 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under the Old Senior Bank Credit Facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $1.7 billion are no longer directly available to the parent corporation to satisfy the obligations under the $250 Million 7.5% Senior Notes, the $200 Million 7.5% Senior Notes, the 6.25% Senior Notes, or the newly issued 6.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).
As of December 31, 2005, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.
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
$30 Million Convertible Subordinated Notes
As of December 31, 2004, the Company had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). Prior to May 2003, these notes accrued interest at 8% per year and were scheduled to mature February 28, 2005, subject to extension of such maturity until February 28, 2006 or February 28, 2007 by the holder. During May 2003, the Company and the holder amended the terms of the notes, reducing the interest rate to 4% per year and extending the maturity date to February 28, 2007. The amendment also extended the date on which the Company could generally require the holder to convert all or a portion of the notes into common stock to any time after February 28, 2005 from any time after February 28, 2004. As a result of these modifications, the Company reported a charge of $0.1 million during the second quarter of 2003 for the write-off of existing deferred loan costs associated with the notes.

On February 10, 2005, the Company provided notice to the holders of the $30 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30 Million Convertible Subordinated Notes resulted in the issuance of approximately 3.4 million shares of the Company’s common stock.
Other Debt Transactions
12% Senior Notes. Following the redemption during 2002 of all but $10.8 million of the Company’s 12% Senior Notes, during June and July 2003, pursuant to an offer to purchase the balance of the remaining 12% Senior Notes, holders of $7.7 million principal amount of the notes tendered their notes to the Company at a price of 120% of par, resulting in a charge of $1.5 million. In connection with the tender offer for the notes, the Company received sufficient consents and further amended the indenture governing the 12% Senior Notes to remove certain restrictions related to the legal defeasance of the notes and the solicitation of consents to waive or amend the terms of the indenture.
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
Letters of Credit. At December 31, 2005 and 2004, the Company had $36.5 million and $36.7 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2005 were provided by a sub-facility under the Senior Bank Credit Facility.
Debt Maturities
Scheduled principal payments as of December 31, 2005 (prior to the refinancing activities completed in the first quarter of 2006 as previously described herein) for the next five years and thereafter are as follows (in thousands):

2006	$11,538
2007	103,250
2008	34,300
2009	—
2010	—
Thereafter	825,000

Total principal payments	974,088
Unamortized bond premium	1,548

Total debt	$975,636

Cross-Default Provisions
The provisions of the Company’s debt agreements relating to the Senior Bank Credit Facility, the New Revolving Credit Facility, and the Senior Notes contain certain cross-default provisions. Any events of default under the Senior Bank Credit Facility or the New Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Senior Bank Credit Facility or the New Revolving Credit Facility.
If the Company were to be in default under the Senior Bank Credit Facility or the New Revolving Credit Facility, and if the lenders under the Senior Bank Credit Facility or the New Revolving Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the Senior Bank Credit Facility or the New Revolving Credit Facility, such events could result in the acceleration of all or a portion of the Company’s Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.
12.      INCOME TAXES
The income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Current provision (benefit)
Federal	$363	$20,508	$(4,603)
State	(485)	2,286	1,492

	(122)	22,794	(3,111)

Deferred provision (benefit)
Federal	27,286	16,666	(44,191)
State	(276)	2,054	(5,050)

	27,010	18,720	(49,241)

Income tax provision (benefit)	$26,888	$41,514	$(52,352)

The current income tax provisions for 2005 and 2004 and the benefit for 2003 are net of $22.2 million, $28.5 million, and $39.5 million, respectively, of tax benefits of operating loss carryforwards. The deferred income tax benefit for 2003 is net of approximately $105.5 million of tax benefits related to the reversal of the January 1, 2003 valuation allowance. Additionally, the deferred income tax benefit for 2003 includes $4.5 million that, upon reversal of the valuation allowance, reduced goodwill, and $2.6 million that, upon reversal of the valuation allowance, was credited directly to additional paid-in capital.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004

Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,053	$21,565
Net operating loss and tax credit carryforwards	13,385	34,845

Net current deferred tax assets	34,438	56,410

Current deferred tax liabilities:
Other	(1,950)	—

Net total current deferred tax assets	$32,488	$56,410

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	3,767	1,572
Net operating loss and tax credit carryforwards	31,114	23,740
Other	11,037	9,136

Total noncurrent deferred tax assets	45,918	34,448
Less valuation allowance	(8,252)	(6,457)

Net noncurrent deferred tax assets	37,666	27,991

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(49,573)	(41,718)
Other	(180)	(405)

Total noncurrent deferred tax liabilities	(49,753)	(42,123)

Net total noncurrent deferred tax liabilities	$(12,087)	$(14,132)

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
The tax benefits associated with equity-based compensation increased current deferred tax assets by $6.9 million and $3.7 million in 2005 and 2004, respectively. Such benefits were recorded as increases to stockholders’ equity.
A reconciliation of the income tax provision (benefit) at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.7	4.0	4.0
Permanent differences	1.9	3.2	4.9
Change in valuation allowance	2.3	2.1	(99.5)
Adjustments to prior year’s tax returns	(3.2)	(4.4)	—
Other items, net	(2.0)	0.3	(3.5)

	34.7%	40.2%	(59.1)%

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
During 2003, the Internal Revenue Service (“IRS”) completed its field audit of the Company’s 2001 federal income tax return. During the fourth quarter of 2004, the 2001 audit results underwent a review by the Joint Committee on Taxation. Based on that review, the IRS adjusted the Company’s carryback claim by approximately $16.3 million of the aforementioned refunds previously claimed and received by the Company during 2002 and 2003. A portion of the Company’s tax loss was deemed not to be available for carryback to 1997 and 1996 due to the Company’s restructuring that occurred between 1997 and 2001. However, the Company will carry this tax loss forward to offset future taxable income. While the adjustment did not result in a loss of deductions claimed, the Company was obligated to repay the amount of the adjusted refund, plus interest of approximately $2.9 million, or $1.7 million after taxes, through December 31, 2004. These obligations were accrued in the accompanying consolidated financial statements as of December 31, 2004. During 2005, the Company successfully disputed a portion of the repayment, resulting in a reduction to the repayment by approximately $1.3 million and reducing the related interest accrued during 2005. The Company’s obligations pertaining to this audit were paid in 2005.
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
As of December 31, 2004, the Company expected to utilize its remaining federal net operating losses in 2005. However, deductible expenses associated with debt refinancing transactions completed during March 2005, as previously described, resulted in a decrease in the Company’s estimate of taxable income to be generated in 2005, such that the Company now does not expect to fully utilize its remaining federal net operating losses until 2006. Although the Company now expects to utilize its remaining federal net operating losses in 2006, the Company has approximately $11.6 million in net operating losses applicable to various states that it expects to carry forward in future years to offset taxable income in such states. Certain of these net operating losses have begun to expire. Accordingly, the Company has a valuation allowance of $2.8 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.5 million valuation allowance related to state tax credits that are also expected to expire unused. Although the Company’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, the Company’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits.
The Company’s effective tax rate was 34.7% during 2005 compared with 40.2% during 2004. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. In addition, the Company also successfully pursued and recognized investment tax credits of $0.7 million during 2005. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
13.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The senior bank credit facility obtained in May 2002 and in place prior to the Old Senior Bank Credit Facility (as defined in Note 11) required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company continued to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expired throughout the term of the cap agreement, amounting to $0.6 million in 2004 and $0.4 million in 2003. The Company met the hedge accounting criteria under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement was marked to market each reporting period, and the change in the fair value of the interest rate cap agreement of $0.6 million and $0.4 million during the years ended December 31, 2004 and 2003, respectively, was reported through other comprehensive income in the statements of stockholders’ equity until its expiration in 2004.
On May 16, 2003, 0.3 million shares of the Company’s common stock were issued, along with a $2.9 million subordinated promissory note, in connection with the final settlement of the state court portion of a stockholder litigation settlement reached during the first quarter of 2001. Under the terms of the promissory note, the note and accrued interest were extinguished in June 2003 once the average closing price of the Company’s common stock exceeded a “termination price” equal to $16.30 per share for fifteen consecutive trading days following the note’s issuance. The terms of the note, which allowed the principal balance to fluctuate dependent on the trading price of the Company’s common stock, created a derivative instrument that was valued and accounted for under the provisions of SFAS 133. The extinguishment of the note in June 2003 resulted in a $2.9 million non-cash gain during 2003.

14.      DISCONTINUED OPERATIONS
Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.
The results of operations, net of taxes, and the assets and liabilities of three correctional facilities and one juvenile facility, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2005, 2004, and 2003. In addition, during the first quarter of 2004, the Company received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs the Company previously made to a facility the Company formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are included in 2004 as discontinued operations.
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
The following table summarizes the results of operations for these facilities for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
REVENUE:
Managed-only	$10,681	$28,578	$34,496

EXPENSES:
Managed-only	11,169	27,179	33,490
Depreciation and amortization	186	129	1,127

	11,355	27,308	34,617

OPERATING INCOME (LOSS)	(674)	1,270	(121)

Other income (expense)	15	160	(5)

INCOME (LOSS) BEFORE INCOME TAXES	(659)	1,430	(126)

Income tax benefit (expense)	217	(542)	920

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(442)	$888	$794

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
ASSETS	2005	2004

Accounts receivable	$—	$2,365

Total current assets	—	2,365

Property and equipment, net	—	152

Total assets	$—	$2,517

LIABILITIES

Accounts payable and accrued expenses	$1,774	$2,061

Total current liabilities	$1,774	$2,061

15. STOCKHOLDERS’ EQUITY
Common Stock
Common Stock Offering. Concurrently with the sale and issuance of the $250 Million 7.5% Senior Notes further described in Note 11, on May 7, 2003, the Company completed the sale and issuance of 6.4 million shares of common stock at a price of $19.50 per share, resulting in net proceeds to the Company of $117.0 million after the payment of estimated costs associated with the issuance. Proceeds from the common stock and notes offerings were used to purchase shares of common stock issued upon conversion of the Company’s then outstanding $40.0 Million Convertible Subordinated Notes (and to pay accrued interest on the notes to the date of purchase), to purchase shares of the Company’s Series B Preferred Stock that were tendered in a tender offer, to redeem shares of the Company’s Series A Preferred Stock, each as further described hereafter, and to pay-down a portion of the Old Senior Bank Credit Facility, as further described in Note 11. A stockholder of the Company also sold 1.2 million shares of common stock in the same offering. In addition, the underwriters exercised an over-allotment option to purchase an additional 1.1 million shares from the selling stockholder. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
The sales were completed pursuant to a prospectus supplement to a universal shelf registration that was filed with the SEC and declared effective on April 30, 2003 to register up to $700.0 million of debt securities, guarantees of debt securities, preferred stock, common stock, and warrants that the Company may issue from time to time. As a result of the common stock offering and issuance of the $250 Million 7.5% Senior Notes using the universal shelf registration and as a result of an automatically effective shelf registration statement filed in January 2006, the Company may issue an indeterminate amount of securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Purchase of Shares of Common Stock Issuable Upon Conversion of the $40.0 Million Convertible Subordinated Notes. Pursuant to the terms of an agreement by and among the Company and the holders of such notes (“MDP”), immediately following the completion of the offering of common stock and the $250 Million 7.5% Senior Notes, MDP converted the $40.0 Million Convertible Subordinated Notes into 3.4 million shares of the Company’s common stock and subsequently sold such shares to the Company. The aggregate purchase price of the shares, inclusive of accrued interest of $15.5 million, was $81.1 million. The shares purchased were cancelled under the terms of the Company’s charter and Maryland law and now constitute authorized but unissued shares of the Company’s common stock.
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
During 2005, the Company issued 197,026 shares of restricted common stock under the Company’s 2000 Stock Incentive Plan to certain of the Company’s employees, with an aggregate value of $7.7 million, including 155,556 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 restricted shares to employees whose compensation is charged to operating expense. The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 107,950 shares issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria for the fiscal years ending December 31, 2005, 2006, and 2007. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested or forfeited under the terms of the restricted stock, the remaining 89,076 shares of restricted stock issued to certain other employees of the Company vest during 2008.
During 2005, 2004, and 2003, the Company expensed $3.0 million ($1.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses), $0.9 million of operating expenses, and $0.4 million of operating expenses, net of forfeitures, relating to the restricted common stock. As of December 31, 2005, 318,407 of these shares of restricted stock remained subject to vesting.
     Series A Preferred Stock
The Company had originally authorized 20.0 million shares of $0.01 par value non-voting preferred stock, of which 4.3 million shares are designated as Series A Preferred Stock. The Company issued 4.3 million shares of its Series A Preferred Stock on January 1, 1999 in connection with a merger completed during 1999. The shares of the Company’s Series A Preferred Stock were redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s Series A Preferred Stock had no stated maturity, sinking fund provision or mandatory redemption and were not convertible into any other securities of the Company. Dividends on shares of the Company’s Series A Preferred Stock were cumulative from the date of original issue of such shares and were payable quarterly in arrears at a fixed annual rate of 8.0%.
Redemption of Series A Preferred Stock in 2003. Immediately following consummation of the offering of common stock and the $250 Million 7.5% Senior Notes in May 2003, the Company gave notice to the holders of its outstanding Series A Preferred Stock that it would redeem 4.0 million shares of the 4.3 million shares of Series A Preferred Stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.
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

During 2003, the Company issued 0.3 million shares of Series B Preferred Stock in satisfaction of the regular quarterly distributions. See Note 10 for further information about distributions on the Company’s shares of Series B Preferred Stock.
Series B Restricted Stock. During 2001, the Company issued 0.2 million shares of Series B Preferred Stock under two Series B Preferred Stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of Series B Preferred Stock were granted to certain of the Company’s key employees and wardens. Under the terms of the Series B Restricted Stock Plans, the shares in the key employee plan vested in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vested all at one time in May 2004. During the years ended December 31, 2004 and 2003, the Company expensed $0.3 million and $0.6 million, net of forfeitures, respectively, relating to the Series B Restricted Stock Plans.
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
Redemption of Series B Preferred Stock. During the second quarter of 2004, the Company completed the redemption of the remaining 1.0 million shares of its Series B Preferred Stock at the stated rate of $24.46 per share plus accrued dividends through the redemption date.
     Stock Warrants
In connection with a merger completed during 2000, the Company issued stock purchase warrants for the purchase of 213,000 shares of the Company’s common stock as partial consideration to acquire the voting common stock of the acquired entity. The warrants issued allow the holder to purchase approximately 142,000 shares of the Company’s common stock at an exercise price of $0.01 per share and approximately 71,000 shares of the Company’s common stock at an exercise price of $14.10 per share. These warrants were scheduled to expire on September 29, 2005. On May 27, 2003 and September 23, 2005, the holder of the warrants purchased approximately 142,000 shares and approximately 71,000 shares, respectively, of common stock pursuant to the warrants at an exercise price of $0.01 per share and $14.10 per share, respectively. Also, in connection with the merger completed during 2000, the Company assumed the obligation to issue warrants for the purchase of approximately 75,000 shares of its common stock, at an exercise price of $33.30 per share. The expiration date of such warrants is December 31, 2008.
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

Stock option transactions relating to the Company’s incentive and non-qualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option

Outstanding at December 31, 2002	3,102	$20.86
Granted	774	$17.29
Cancelled	(84)	$19.74
Exercised	(122)	$10.43

Outstanding at December 31, 2003	3,670	$20.48
Granted	696	$30.53
Cancelled	(220)	$25.03
Exercised	(346)	$14.28

Outstanding at December 31, 2004	3,800	$22.63
Granted	324	$38.93
Cancelled	(131)	$31.15
Exercised	(664)	$12.94

Outstanding at December 31, 2005	3,329	$25.86

The weighted average fair value of options granted during 2005, 2004, and 2003 was $13.33, $12.07, and $7.39 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	26.9%	36.6%	42.0%
Risk-free interest rate	4.1%	3.6%	2.8%
Expected life of options	6 years	6 years	6 years
As further described in Note 2, the Company’s board of directors approved the acceleration of the vesting effective December 30, 2005 of all outstanding stock options previously awarded to the Company’s executive officers and employees. Stock options outstanding at December 31, 2005, are summarized below:

		Weighted		Weighted
	Options	average	Options	average
	outstanding at	remaining	exercisable at	exercise price
	December 31, 2005	contractual life	December 31, 2005	of options
Exercise Price	(in thousands)	(in years)	(in thousands)	exercisable
$ 8.75 — 19.91	2,063	5.97	2,063	$13.19
$21.11 — 27.38	65	7.67	65	$21.95
$29.87 — 39.97	1,002	8.14	1,002	$33.18
$66.57 — 159.31	199	1.89	199	$121.65

	3,329	4.91	3,329	$25.86

At the Company’s 2003 annual meeting of stockholders held in May 2003, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2000 Stock Incentive Plan by 1.5 million shares raising the total to 4.0 million shares. In addition, the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 75,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2005, the Company had 1.1 million shares available for issuance under the 2000 Stock Incentive Plan and another existing plan, and 70,000 shares available for issuance under the Non-Employee Directors’ Compensation Plan.
The Company has adopted the disclosure-only provisions of SFAS 123 and accounts for stock-based compensation using the intrinsic value method as prescribed in APB 25. As a result, no compensation cost has been recognized for the Company’s stock option plans under the criteria established by SFAS 123, except for $1.0 million during 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as further discussed in Note 2. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2005, 2004, and 2003, consistent with the provisions of SFAS 123, are disclosed in Note 2.
16.	EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income available to common stockholders as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, shares issued under the settlement terms of the Company’s stockholder litigation, restricted common stock plans, and stock options and warrants.
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$50,564	$60,193	$125,727
Income (loss) from discontinued operations, net of taxes	(442)	888	794
Net income available to common stockholders	$50,122	$61,081	$126,521

Diluted:
Income from continuing operations after preferred stock distributions	$50,564	$60,193	$125,727
Interest expense applicable to convertible notes, net of taxes	129	720	4,496

Diluted income from continuing operations after preferred stock distributions	50,693	60,913	130,223
Income (loss) from discontinued operations, net of taxes	(442)	888	794
Diluted net income available to common stockholders	$50,251	$61,801	$131,017

DENOMINATOR
Basic:
Weighted average common shares outstanding	38,475	35,059	32,245

Diluted:
Weighted average common shares outstanding	38,475	35,059	32,245
Effect of dilutive securities:
Stock options and warrants	1,149	1,301	917
Stockholder litigation	—	—	115
Convertible notes	544	3,362	4,523
Restricted stock-based compensation	113	58	249

Weighted average shares and assumed conversions	40,281	39,780	38,049

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.31	$1.71	$3.90
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.02
Net income available to common stockholders	$1.30	$1.74	$3.92

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.26	$1.53	$3.42
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.02
Net income available to common stockholders	$1.25	$1.55	$3.44

17.	COMMITMENTS AND CONTINGENCIES
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
The Company has recently been successful at settling certain legal proceedings in which the Company is involved on terms the Company believes are favorable. During 2005, the Company settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $2.7 million during 2005 compared with 2004. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in the Company’s assumptions, new developments, or by the effectiveness of the Company’s litigation and settlement strategies. The Company’s recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which the Company becomes involved.
Insurance Contingencies
Each of the Company’s management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims within the deductible amounts.
Income Tax Contingencies
In July 2005, the FASB issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that would address the accounting for uncertain tax positions. The FASB currently expects to issue the final interpretation during the first quarter of 2006. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company’s financial position or results of operations, but such changes could have a material impact on the Company’s evaluation and recognition of its uncertain tax positions.
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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $54.4 million at December 31, 2005 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2005, the outstanding principal balance of the bonds exceeded the purchase price option by $12.6 million. The Company also maintains a restricted cash account of $5.4 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.
Retirement Plan
All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2005, 2004, and 2003, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.
During the years ended December 31, 2005, 2004, and 2003, the Company’s discretionary contributions to the Plan, net of forfeitures, were $6.8 million, $6.0 million, and $4.7 million, respectively.
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
During 2005, 2004 and 2003, the Company provided a fixed return of 7.5%, 7.7% and 8.2%, respectively, to participants in the Deferred Compensation Plans. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2005, 2004 and 2003, the Company recorded $194,000, $162,000 and $184,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2005 and 2004, the Company’s liability related to the Deferred Compensation Plans was $2.4 million and $1.6 million, respectively, which was reflected in accounts payable, accrued expenses and other liabilities in the accompanying balance sheets.
Employment and Severance Agreements
The Company currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon an event of termination or change of control, as further defined in the agreements.
18.	SEGMENT REPORTING
As of December 31, 2005, the Company owned and managed 39 correctional and detention facilities, and managed 24 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2005, 2004, and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Revenue:
Owned and managed	$840,800	$787,397	$732,465
Managed-only	333,051	315,633	252,394

Total management revenue	1,173,851	1,103,030	984,859

Operating expenses:
Owned and managed	598,786	563,058	523,202
Managed-only	278,650	261,609	202,706

Total operating expenses	877,436	824,667	725,908

Facility contribution:
Owned and managed	242,014	224,339	209,263
Managed-only	54,401	54,024	49,688

Total facility contribution	296,415	278,363	258,951

Other revenue (expense):
Rental and other revenue	18,789	23,357	22,748
Other operating expense	(21,357)	(25,699)	(21,892)
General and administrative expense	(57,053)	(48,186)	(40,467)
Depreciation and amortization	(59,882)	(54,445)	(52,884)

Operating income	$176,912	$173,390	$166,456

     The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Capital expenditures:
Owned and managed	$90,515	$84,691	$60,523
Managed-only	5,288	5,137	2,722
Corporate and other	19,292	40,899	28,843
Discontinued operations	—	44	107

Total capital expenditures	$115,095	$130,771	$92,195

     The assets for the reportable segments are as follows (in thousands):

	December 31,
	2005	2004
Assets:
Owned and managed	$1,672,941	$1,672,463
Managed-only	92,101	80,438
Corporate and other	321,271	267,660
Discontinued operations	—	2,517

Total assets	$2,086,313	$2,023,078

19.	SUBSEQUENT EVENTS

During February 2006, the Company issued 161,256 shares of restricted common stock to the Company’s employees, with an aggregate value of $6.9 million. Unless earlier vested under the terms of the restricted stock, 81,587 shares issued to officers and executive officers are subject to vesting over a three year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2006, 2007 and 2008. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Unless earlier vested under the terms of the restricted stock, the remaining 79,669 shares of restricted stock issued to certain other employees of the Company vest during 2009.

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue (1)	$280,887	$290,189	$304,367	$317,197
Operating income (1)	39,562	38,225	48,694	50,431
Income (loss) from discontinued operations, net of taxes (1)	(620)	427	—	(249)
Net income (loss) available to common stockholders	(8,939)	14,863	20,793	23,405

Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$(0.24)	$0.38	$0.53	$0.59
Diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$(0.24)	$0.37	$0.52	$0.58

(1)	The amounts presented for the first two quarters of 2005 are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q:

	March 31,	June 30,
	2005	2005

Total revenue previously reported	$285,930	$295,827
Discontinued operations	(5,043)	(5,638)

Revised total revenue	$280,887	$290,189

Operating income previously reported	$38,610	$38,868
Discontinued operations	952	(643)

Revised operating income	$39,562	$38,225

Income (loss) from discontinued operations, net of taxes	$—	$—
Additional discontinued operations subsequent to the respective reporting period	(620)	427

Revised income (loss) from discontinued operations, net of taxes	$(620)	$427

	March 31,	June 30,	September 30,		December 31,
	2004	2004	2004		2004
Revenue	$271,187	$281,901	$284,804		$288,495
Operating income	42,447	43,606	42,473		44,864
Income tax expense	(9,894)	(10,749)	(8,769	)(2)	(12,102	)(3)
Income (loss) from discontinued operations, net of taxes	343	189	374		(18)
Net income available to common stockholders	14,370	14,776	17,008		14,927

Basic earnings per share:
Net income available to common stockholders	$0.41	$0.42	$0.49		$0.42
Diluted earnings per share:
Net income available to common stockholders	$0.37	$0.38	$0.43		$0.38

(2)	Financial results for the third quarter of 2004 included income tax benefits netting $0.03 per diluted share primarily resulting from a change in estimated income taxes associated with certain financing transactions completed during 2003.

(3)	Financial results for the fourth quarter of 2004 included income tax charges netting $0.03 per diluted share related to an assessment by the Internal Revenue Service of taxes associated with prior refunds received by the Company during 2002 and 2003, partially offset by a net income tax benefit for the implementation of tax planning strategies that con- tributed to a reduction in the Company’s effective tax rate in 2005.