Form 10-Q
period 2006-03-31
CORRECTIONS CORP OF AMERICA
filed 2006-05-08
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2006:
Shares of Common Stock, $0.01 par value per share: 40,091,994 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$64,924	$64,901
Restricted cash	11,399	11,284
Investments	49,481	19,014
Accounts receivable, net of allowance of $1,622 and $2,258, respectively	167,554	176,560
Deferred tax assets	27,076	32,488
Prepaid expenses and other current assets	9,453	15,884
Total current assets	329,887	320,131

Property and equipment, net	1,722,742	1,710,794

Investment in direct financing lease	16,118	16,322
Goodwill	15,246	15,246
Other assets	26,057	23,820

Total assets	$2,110,050	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$137,797	$141,090
Income taxes payable	1,715	1,435
Current portion of long-term debt	381	11,836
Current liabilities of discontinued operations	682	1,774

Total current liabilities	140,575	156,135

Long-term debt, net of current portion	976,185	963,800
Deferred tax liabilities	13,906	12,087
Other liabilities	37,719	37,660

Total liabilities	1,168,385	1,169,682

Commitments and contingencies

Common stock – $0.01 par value; 80,000 shares authorized; 40,095 and 39,694 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	401	397
Additional paid-in capital	1,504,322	1,506,184
Deferred compensation	—	(5,563)
Retained deficit	(563,058)	(584,387)

Total stockholders’ equity	941,665	916,631

Total liabilities and stockholders’ equity	$2,110,050	$2,086,313

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2006	2005
REVENUE:
Management and other	$314,978	$279,915
Rental	1,036	972

	316,014	280,887

EXPENSES:
Operating	236,034	214,750
General and administrative	14,377	12,538
Depreciation and amortization	15,703	14,037

	266,114	241,325

OPERATING INCOME	49,900	39,562

OTHER (INCOME) EXPENSE:
Interest expense, net	15,126	17,428
Expenses associated with debt refinancing and recapitalization transactions	982	35,032
Other income	(12)	(124)

	16,096	52,336

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,804	(12,774)

Income tax (expense) benefit	(12,475)	4,455

INCOME (LOSS) FROM CONTINUING OPERATIONS	21,329	(8,319)
Income (loss) from discontinued operations, net of taxes	—	(620)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$21,329	$(8,939)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.54	$(0.22)
Income (loss) from discontinued operations, net of taxes	—	(0.02)
Net income (loss) available to common stockholders	$0.54	$(0.24)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.52	$(0.22)
Income (loss) from discontinued operations, net of taxes	—	(0.02)

Net income (loss) available to common stockholders	$0.52	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,329	$(8,939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,703	14,200
Amortization of debt issuance costs and other non-cash interest	1,235	1,378
Expenses associated with debt refinancing and recapitalization transactions	982	35,032
Deferred income taxes	6,916	(4,777)
Income tax benefit of equity compensation	—	1,892
Other income	(17)	(124)
Other non-cash items	1,390	766
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	15,184	3,950
Accounts payable, accrued expenses and other liabilities	(3,436)	938
Income taxes payable	280	(15,803)

Net cash provided by operating activities	59,566	28,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions, development, and expansions	(19,159)	(8,618)
Expenditures for other capital improvements	(9,846)	(7,632)
(Increase) decrease in restricted cash	(54)	1,970
Purchases of investments	(30,467)	(58)
Proceeds from sale of assets	49	946
Decrease (increase) in other assets	84	(28)
Payments received on direct financing leases and notes receivable	181	154

Net cash used in investing activities	(59,212)	(13,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	150,000	375,000
Scheduled principal repayments	(48)	(43)
Other principal repayments	(148,950)	(360,000)
Payment of debt issuance and other refinancing and related costs	(3,923)	(34,855)
Income tax benefit of equity compensation	5,239	—
Purchase and retirement of common stock	(6,964)	—
Proceeds from exercise of stock options	4,315	2,120

Net cash used in financing activities	(331)	(17,778)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	(2,531)

CASH AND CASH EQUIVALENTS, beginning of period	64,901	50,938

CASH AND CASH EQUIVALENTS, end of period	$64,924	$48,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,269 and $1,095 in 2006 and 2005, respectively)	$12,373	$13,112

Income taxes	$—	$13,761

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2005	39,694	$397	$1,506,184	$(5,563)	$(584,387)	$916,631

Comprehensive income:	—

Net income	—	—	—	—	21,329	21,329

Total comprehensive income	—	—	—	—	21,329	21,329

Issuance of common stock	—	—	12	—	—	12

Retirement of common stock	(167)	(2)	(6,962)	—	—	(6,964)

Amortization of deferred compensation, net of forfeitures	(6)	—	991	—	—	991

Income tax benefit of equity compensation	—	—	5,239	—	—	5,239

Restricted stock grant	164	2	(2)	—	—	—

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—

Compensation of unvested stock options	—	—	112	—	—	112

Stock options exercised	410	4	4,311	—	—	4,315

Balance as of March 31, 2006	40,095	$401	$1,504,322	$—	$(563,058)	$941,665

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2004	35,415	$354	$1,451,885	$(1,736)	$(634,509)	$815,994

Comprehensive income:	—

Net income	—	—	—	—	(8,939)	(8,939)

Total comprehensive income	—	—	—	—	(8,939)	(8,939)

Conversion of subordinated notes	3,362	34	29,944	—	—	29,978

Issuance of common stock	—	—	17	—	—	17

Amortization of deferred compensation, net of forfeitures	(4)	—	(58)	536	—	478

Income tax benefit of equity compensation	—	—	1,892	—	—	1,892

Restricted stock grant	183	2	6,439	(6,441)	—	—

Stock options exercised	173	1	2,119	—	—	2,120

Balance as of March 31, 2005	39,129	$391	$1,492,238	$(7,641)	$(643,448)	$841,540

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1.	ORGANIZATION AND OPERATIONS

As of March 31, 2006, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 42 correctional, detention and juvenile facilities, three of which are leased to other operators. As of March 31, 2006, the Company operated 63 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing two additional correctional facilities in Eloy, Arizona, one that is expected to be completed during the third quarter of 2006 and the other that is expected to be completed during the second half of 2007.

The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. The Company also provides health care (including medical, dental and psychiatric services), food services and work and recreational programs.

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

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2005 (the “2005 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Reclassifications have been made to certain 2005 balance sheet amounts to conform with the 2006 presentation.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted the fair value recognition provisions of SFAS 123R on January 1, 2006 using the “modified prospective” method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

Effective December 30, 2005, the Company’s board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under its Amended and Restated 1997 Employee Share Incentive Plan and its Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 980,000 unvested options became exercisable, 45% of which would have vested in February 2006 under the original terms. All of the unvested options were “in-the-money” on the effective date of acceleration with a range of exercise prices from $15.40 to $39.50 per share.

The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, the Company imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, the Company recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.

At March 31, 2006, the Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are generally granted with exercise prices equal to the market value at the date of grant. Vesting periods for options recently granted to employees generally range from three to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $14.51 and $13.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months
	Ended March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	25.2%	27.1%
Risk-free interest rate	4.6%	4.1%
Expected life of options	6 years	6 years
The Company estimates expected stock price volatility based on actual historical changes in the market value of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options. The expected life of stock options is based on the Company’s historical experience and is calculated separately for groups of employees that have similar historical exercise behavior.
As previously described herein, the Company’s board of directors approved the acceleration of the vesting effective December 30, 2005 of all outstanding stock options previously awarded to the Company’s executive officers and employees. Stock options outstanding at March 31, 2006, are summarized below (in thousands, except per share data and years):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	options	of options	Term	Value

Outstanding at December 31, 2005	3,329	$25.86
Granted	231	42.80
Exercised	(410)	10.51
Cancelled	(33)	111.46

Outstanding at March 31, 2006	3,117	$28.24	6.5	$60,154

Exercisable at March 31, 2006	2,886	$27.08	6.2	$60,045

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s average stock price during the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $13.0 million.
Nonvested stock option transactions relating to the Company’s incentive and non-qualified stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 are summarized below (in thousands, except exercise prices):

Weighted
	Number of	average exercise
	options	price per option
Nonvested at December 31, 2005	—	$—
Granted	231	$42.80
Cancelled	—	$—
Vested	—	$—

Nonvested at March 31, 2006	231	$42.80

As of March 31, 2006, $2.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.4 years from the grant date. The impact on net income for the first quarter of 2006 as a result of the additional stock-based compensation under SFAS 123R was immaterial ($0.1 million) as there were fewer stock options issued in the current year as compared to historical practices and, as further discussed herein, the Company vested all options granted prior to adoption of SFAS 123R on December 30, 2005 to avoid future compensation charges. The Company changed its historical business practices in 2005 with respect to awarding stock-based employee compensation by reducing the amount of stock options being issued and issuing restricted common stock to many employees who have historically been issued stock options. See Note 8 for further discussion of the compensation charges associated with the issuance of restricted common stock.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the “FSP”). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The Company elected to use the “short-cut” method when SFAS 123R was adopted on January 1, 2006. Prior to the adoption of SFAS 123R, the Company reported all tax benefits of equity compensation as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS 123R, for the three months ended March 31, 2006 the presentation of our statement of cash flows has changed from prior periods to report tax benefits from equity compensation resulting from tax deductions in excess of the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows.
Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such,

no employee compensation cost for the Company’s stock options is reflected in net income prior to January 1, 2006, except for $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as previously described herein. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

For the Three
Months Ended
March 31, 2005
As Reported:
Loss from continuing operations	$(8,319)
Loss from discontinued operations, net of taxes	(620)

Net loss available to common stockholders	$(8,939)

Pro Forma:
Loss from continuing operations	$(9,220)
Loss from discontinued operations, net of taxes	(620)

Net loss available to common stockholders	$(9,840)

As Reported:
Basic earnings (loss) per share:
Loss from continuing operations	$(0.22)
Loss from discontinued operations, net of taxes	(0.02)

Net loss available to common stockholders	$(0.24)

As Reported:
Diluted earnings per share:
Loss from continuing operations	$(0.22)
Loss from discontinued operations, net of taxes	(0.02)

Net loss available to common stockholders	$(0.24)

Pro Forma:
Basic earnings per share:
Loss from continuing operations	$(0.25)
Loss from discontinued operations, net of taxes	(0.02)

Net loss available to common stockholders	$(0.27)

Pro Forma:
Diluted earnings per share:
Loss from continuing operations	$(0.25)
Loss from discontinued operations, net of taxes	(0.02)

Net loss available to common stockholders	$(0.27)

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income (loss) available to common stockholders for future years.
Refer to Note 8 for further information regarding additional stock-based compensation awarded during 2006 and 2005.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of March 31, 2006 and December 31, 2005 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the pending termination of the Company’s contract to manage the David L. Moss Criminal Justice Center located in Tulsa, Oklahoma. This charge is included in income (loss) from discontinued operations, net of taxes, in the accompanying statement of operations for the three months ended March 31, 2005.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(856)	$873	$(855)
Customer list	765	(355)	765	(328)
Contract values	(35,688)	20,054	(35,688)	19,294

Total	$(34,050)	$18,843	$(34,050)	$18,111

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended March 31, 2006 and 2005 was $1.2 million and $1.1 million, respectively. Interest expense associated with the amortization of contract values for the three months ended March 31, 2006 and 2005 was $0.4 and $0.5 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$3,414
2007	4,552
2008	4,552
2009	3,095
2010	2,632
2011	134
5.	FACILITY OPERATIONS

During the first quarter of 2006, the Company re-opened its 1,440-bed North Fork Correctional Facility located in Sayre, Oklahoma with a small population of inmates from the state of Vermont. Although the Company expects to accommodate additional inmate populations from the state of Vermont at the North Fork Correctional Facility due to that state’s overcrowding, the facility was re-opened in anticipation of additional inmate population needs from various existing state and federal customers. However, the Company can provide no assurance that inmate populations will increase further at the North Fork Correctional Facility. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred in order to satisfy a contractual provision mandated by the state of Wisconsin.

In April 2006, the Company modified an agreement with Williamson County, Texas to house non-criminal detainees from the U.S. Immigration and Customs Enforcement (“ICE”) under an Inter-Governmental Service Agreement between Williamson County and the ICE. The agreement will enable the ICE to accommodate non-criminal aliens being detained for deportation at the Company’s 512-bed T. Don Hutto Residential Center in Taylor, Texas. The Company originally announced an agreement in December 2005 to house up to 600 male detainees for the ICE. However, for various reasons the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which is effective beginning May 8, 2006, provides for an indefinite term and a fixed monthly payment.

6.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of discontinued operations have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

During March 2005, the Company received notification from the Tulsa County Commission in Oklahoma that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office manage the 1,440-bed David L. Moss Criminal Justice Center. The Company’s contract expired on June 30, 2005. Accordingly, the Company transferred operation of the facility to the Tulsa County Sheriff’s Office on July 1, 2005.

The following table summarizes the results of operations for this facility for the three months ended March 31, 2006 and 2005 (amounts in thousands):

	For the Three Months Ended March 31,
	2006	2005
REVENUE:
Managed-only	$—	$5,043

EXPENSES:
Managed-only	—	5,832
Depreciation and amortization	—	163

	—	5,995

LOSS BEFORE INCOME TAXES	—	(952)
Income tax benefit	—	332

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	(620)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31, 2006	December 31, 2005
ASSETS

Accounts receivable	$—	$—

Total current assets	$—	$—

LIABILITIES

Accounts payable and accrued expenses	$682	$1,774

Total current liabilities	$682	$1,774

7.	DEBT

Debt outstanding as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance originally due in March 2008; interest payable periodically at variable interest rates. The interest rate was 6.0% at December 31, 2005. This loan was paid-off in connection with issuance of the 6.75% Senior Notes in January 2006.	$—	$138,950

Revolving Loan, principal due at maturity in March 2006, interest payable periodically at variable interest rates. The interest rate was 5.9% at December 31, 2005. This facility was replaced with a new revolving credit facility during the first quarter of 2006, as further described hereafter.	—	10,000

New Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	—	—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.5 million was unamortized at both March 31, 2006 and December 31, 2005.	201,476	201,548

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	—

Other	90	138

	976,566	975,636
Less: Current portion of long-term debt	(381)	(11,836)

	$976,185	$963,800

Senior Bank Credit Facility. As of December 31, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $139.0 million term loan expiring March 31, 2008 (the “Term Loan E Facility”) and a revolving loan (the “Revolving Loan”) with a capacity of up to $125.0 million, including a $75.0 million subfacility for letters of credit, expiring March 31, 2006. On April 18, 2005, the Company completed an amendment to the Senior Bank Credit Facility that resulted in a reduction to the interest rates applicable to the term loan portion from 2.25% over the London Interbank Offered Rate (“LIBOR”) to 1.75% over LIBOR and a reduction to the interest rates applicable to the Revolving Loan from 3.50% over LIBOR to 1.50% over LIBOR, while the fees associated with the unused portion of the Revolving Loan were reduced from 0.50% to 0.375%. The base rate margin applicable to the term loan portion was reduced to 0.75% from 1.25% and the base rate margin applicable to the Revolving Loan was reduced to 0.50% from 2.50%.
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
During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the Term Loan E Facility, after repaying the outstanding $10.0 million balance on the Revolving Loan in January 2006 with cash on hand. Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “New Revolving Credit Facility”). The New Revolving Credit Facility was used to replace the existing Revolving Loan, including any outstanding letters of credit issued thereunder, which totaled $36.5 million as of March 31, 2006. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the Revolving Loan and pay-off of the Term Loan E Facility.
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
The credit agreement governing the Senior Bank Credit Facility required the Company to meet certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio, leverage ratios, and a minimum interest coverage ratio. The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Senior Bank Credit Facility contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. In addition, the Senior Bank Credit Facility was subject to certain cross-default provisions with terms of the Company’s other indebtedness. The New Revolving Credit Facility contains similar covenants and cross-default provisions.
$250 Million 9.875% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 9.875% unsecured senior notes issued in May 2002 (the “9.875% Senior Notes”) accrued at the stated rate and was payable semi-annually on May 1 and November 1 of each year. The 9.875% Senior Notes were scheduled to mature on May 1, 2009. As previously described herein, the 9.875% Senior Notes were purchased through a tender offer by the Company during the first quarter of 2005.
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
$150 Million 6.75% Senior Notes. During January 2006, the Company completed the sale and issuance of $150.0 million aggregate principal amount of its 6.75% unsecured senior notes (the “6.75% Senior Notes”) pursuant to a prospectus supplement under an effective shelf registration statement that was filed by the Company with the SEC on January 17, 2006. The Company used the net proceeds from the sale of the 6.75% Senior Notes to prepay the $139.0 million balance outstanding on the term loan indebtedness under the Company’s Senior Bank Credit Facility, to pay fees and expenses, and for general corporate purposes. The Company reported a charge of $0.9 million during the first quarter of 2006 in connection with the prepayment of the term portion of the Senior Bank Credit Facility. The Company capitalized approximately $3.0 million of costs associated with the issuance of the 6.75% Senior Notes.
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
8. STOCKHOLDERS’ EQUITY

During the first quarter of 2006, the Company issued 163,591 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.0 million, including 127,891 restricted shares to employees whose compensation is charged to general and administrative expense and 35,700 restricted shares to employees whose compensation is charged to operating expense. During 2005, the Company issued 197,026 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 155,556 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 shares to employees whose compensation is charged to operating expense.

The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 83,922 shares issued in 2006 and 107,950 shares issued in 2005 to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Because the first performance criteria with respect to the restricted shares issued in 2005 were satisfied, one-third of such shares issued and still outstanding on the date the performance criteria were deemed satisfied, or 35,220 restricted shares, became vested in March 2006. Unless earlier vested under the terms of the restricted stock, the remaining 79,669 shares of restricted stock issued in 2006 and 89,076 shares of restricted stock issued in 2005 to certain other employees of the Company vest during 2009 and 2008, respectively.

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each of the aggregate grants was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vested during February 2006, while all of the shares granted during 2004 vest during 2007.

During the three months ended March 31, 2006, the Company expensed $991,000, net of forfeitures, relating to restricted common stock ($325,000 of which was recorded in operating expenses and $666,000 of which was recorded in general and administrative expenses). During the three months ended March 31, 2005, the Company expensed $477,000, net of forfeitures, relating to restricted common stock ($271,000 of which was recorded in operating expenses and $206,000 of which was recorded in general and administrative expenses). As of March 31, 2006, 360,345 of these shares of restricted stock remained outstanding and subject to vesting.

9.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income available to common stockholders, as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted common stock plans, and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2006	2005
NUMERATOR
Basic:
Income (loss) from continuing operations	$21,329	$(8,319)
Income (loss) from discontinued operations, net of taxes	—	(620)

Net income (loss) available to common stockholders	$21,329	$(8,939)

Diluted:
Income (loss) from continuing operations	$21,329	$(8,319)
Income (loss) from discontinued operations, net of taxes	—	(620)

Diluted net income (loss) available to common stockholders	$21,329	$(8,939)

DENOMINATOR
Basic:
Weighted average common shares outstanding	39,533	36,536

Diluted:
Weighted average common shares outstanding	39,533	36,536
Effect of dilutive securities:
Stock options and warrants	1,029	—
Restricted stock-based compensation	148	—

Weighted average shares and assumed conversions	40,710	36,536

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations	$0.54	$(0.22)
Income (loss) from discontinued operations, net of taxes	—	(0.02)

Net income (loss) available to common stockholders	$0.54	$(0.24)

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations	$0.52	$(0.22)
Income (loss) from discontinued operations, net of taxes	—	(0.02)

Net income (loss) available to common stockholders	$0.52	$(0.24)

During the three months ended March 31, 2005, the Company’s previously outstanding $30 Million Convertible Subordinated Notes were convertible into 2.2 million shares of common stock for the period such notes were outstanding during the quarter using the if-converted method; the Company’s stock options and warrants were convertible into 1.3 million shares of common stock, using the treasury stock method; and the Company’s restricted stock-based compensation was convertible into 0.1 million shares of common stock using the treasury stock method. These incremental shares were excluded from the computation of diluted earnings per share, as the effect of their inclusion was anti-dilutive.
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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $54.4 million at March 31, 2006 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2006, the outstanding principal balance of the bonds exceeded the purchase price option by $13.3 million. The Company also maintains a restricted cash account of $5.4 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

Income Tax Contingencies

In July 2005, the FASB issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that would address the accounting for uncertain tax positions. The FASB currently expects to issue the final interpretation during 2006. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company’s financial position or results of operations, but such changes could have a material impact on the Company’s evaluation and recognition of its uncertain tax positions.

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

The Company’s effective tax rate was 36.9% during the first quarter of 2006 compared with 34.9% during the same period in the prior year. The lower effective tax rate during the first quarter of 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first quarter of 2005. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

12.	SEGMENT REPORTING

As of March 31, 2006, the Company owned and managed 39 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2005 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Revenue:
Owned and managed	$225,673	$197,206
Managed-only	85,757	78,888

Total management revenue	311,430	276,094

Operating expenses:
Owned and managed	157,714	141,034
Managed-only	73,291	68,391

Total operating expenses	231,005	209,425

Facility contribution:
Owned and managed	67,959	56,172
Managed-only	12,466	10,497

Total facility contribution	80,425	66,669

Other revenue (expense):
Rental and other revenue	4,584	4,793
Other operating expense	(5,029)	(5,325)
General and administrative	(14,377)	(12,538)
Depreciation and amortization	(15,703)	(14,037)

Operating income	$49,900	$39,562

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Capital expenditures:
Owned and managed	$21,915	$16,458
Managed-only	1,814	957
Corporate and other	5,085	3,388

Total capital expenditures	$28,814	$20,803

The assets for the reportable segments are as follows (in thousands):

	March 31,
	2006	December 31, 2005
Assets:
Owned and managed	$1,648,689	$1,672,941
Managed-only	95,744	92,101
Corporate and other	365,617	321,271

Total assets	$2,110,050	$2,086,313

13.	SUPPLEMENTAL CASH FLOW DISCLOSURE

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
This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2006 (File No. 001-16109) (the “2005 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2005 Form 10-K.
OVERVIEW
The Company
As of March 31, 2006, we owned 42 correctional, detention and juvenile facilities, three of which we leased to other operators. As of March 31, 2006, we operated 63 facilities, including 39 facilities that we owned, with a total design capacity of approximately 71,000 beds in 19 states and the District of Columbia. We also are constructing two additional correctional facilities in Eloy, Arizona, one that is expected to be completed during the third quarter of 2006 and the other that is expected to be completed during the second half of 2007.
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
CRITICAL ACCOUNTING POLICIES
The condensed consolidated financial statements in this report are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2005 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Asset impairments. As of March 31, 2006, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of March 31, 2006, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We currently expect to utilize our remaining federal net operating losses in 2006. We also have approximately $11.5 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $3.3 million for the estimated amount of the net operating losses that will expire unused, in addition to a $6.7 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of March 31, 2006, we had $34.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2006, we had $13.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)
Completion of construction at the Stewart County Correctional Facility	October 10, 2005	1	—	—	(1)	—

Facilities as of December 31, 2005		39	24	3	—	66

Facilities as of March 31, 2006		39	24	3	—	66

We also have two additional facilities located in Eloy, Arizona that are under construction. These facilities are not counted in the foregoing table because they currently have no impact on our results of operations.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Net income available to common stockholders was $21.3 million, or $0.52 per diluted share, for the three months ended March 31, 2006, compared with net loss available to common stockholders of $8.9 million, or $0.24 per diluted share, for the three months ended March 31, 2005.

Net income available to common stockholders during the first quarter of 2006 was favorably impacted by the increase in operating income of $10.3 million, from $39.6 million during the first quarter of 2005 to $49.9 million during the first quarter of 2006. Contributing to the increase in operating income during 2006 compared with the previous year was an increase in occupancy levels and the commencement of new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net loss available to common stockholders during the first quarter of 2005 was negatively impacted by a $35.0 million charge associated with debt refinancing transactions completed during the first quarter of 2005, as further described hereafter, which consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our old senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2006 and 2005:

	For the Three Months
	Ended March 31,
	2006	2005
Revenue per compensated man-day	$52.03	$49.90
Operating expenses per compensated man-day:
Fixed expense	28.86	28.98
Variable expense	9.73	8.87

Total	38.59	37.85

Operating margin per compensated man-day	$13.44	$12.05

Operating margin	25.8%	24.1%

Average compensated occupancy	93.7%	89.6%

Average compensated occupancy for the quarter increased to 93.7% from 89.6% in the first quarter of 2005 primarily as a result of the commencement of the new management contract in June 2005 with the Federal Bureau of Prisons, or the BOP, at our Northeast Ohio Correctional Center, an increase in the population at our Prairie Correctional Facility largely as a result of additional inmates from the states of Minnesota, Washington and Idaho, and an increase in the population at the Lake City Correctional Facility as a result of a 543-bed expansion that was completed during March 2005.
Business from our federal customers, including primarily the BOP, the U.S. Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or the ICE, continues to be a significant component of our business. Our federal customers generated approximately 40% of our total management revenue for each of the three months ended March 31, 2006 and 2005. We currently expect business from our federal customers to continue to result in increasing revenue, based on our belief that the federal government’s enhanced focus on illegal immigration and initiatives to secure the nation’s borders will result in increased demand for federal detention services.
Operating expenses totaled $236.0 million and $214.8 million for the three months ended March 31, 2006 and 2005, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
The decrease in fixed expenses per compensated man-day from $28.98 to $28.86 was primarily the result of a decrease in salaries and benefits of $0.38 per compensated man-day, partially offset by an increase in utilities of $0.18 per compensated man-day resulting from increasing energy costs.
Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 63% of total operating expenses. During the three months ended March 31, 2006, facility salaries and benefits expense increased $9.0 million. However, salaries and benefits expense decreased by $0.38 per compensated man-day, compared with the same period in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population. Additionally, the decrease in salaries and benefits per compensated man-day was caused by increased staffing levels at certain facilities in the prior year quarter in anticipation of increased inmate populations that arrived subsequent to March 31, 2005, including at the Northeast Ohio Correctional Center due to the commencement of the new BOP contract June 1, 2005, and at several other facilities where expansions had recently been completed.
Facility variable operating expenses increased $9.1 million, or $0.86 per compensated man-day, from the prior year quarter. The increase in variable expenses per compensated man-day includes an increase in legal expenses resulting from the successful negotiation of a number of outstanding legal matters in the prior year quarter, as well as a modest increase in inmate medical expenses.
With regard to legal expenses, during the first quarter of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters. As a result, operating expenses associated with legal settlements increased by $2.1 million during the first quarter of 2006 compared with the same quarter in the prior year.

Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
Inmate medical expenses increased by $1.6 million during the first quarter of 2006 compared with the first quarter of 2005. The increase in inmate medical was primarily the result of an increase in the amount of offsite medical care and pharmaceutical services being provided to inmates compounded by an inflationary environment for health care costs, partially offset by a decline in the costs associated with the use of outsourced nursing as a result of an improvement in the retention of nursing staff and tighter expense controls over the use of outsourced nursing.
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

	For the Three Months
	Ended March 31,
	2006	2005
Owned and Managed Facilities:
Revenue per compensated man-day	$60.15	$58.32
Operating expenses per compensated man-day:
Fixed expense	31.52	32.38
Variable expense	10.51	9.33

Total	42.03	41.71

Operating margin per compensated man-day	$18.12	$16.61

Operating margin	30.1%	28.5%

Average compensated occupancy	92.2%	85.5%

	For the Three Months
	Ended March 31,
	2006	2005
Managed Only Facilities:
Revenue per compensated man-day	$38.40	$36.66
Operating expenses per compensated man-day:
Fixed expense	24.40	23.63
Variable expense	8.42	8.16

Total	32.82	31.79

Operating margin per compensated man-day	$5.58	$4.87

Operating margin	14.5%	13.3%

Average compensated occupancy	96.3%	96.9%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our 2,016-bed Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of March 31, 2006, we housed 1,309 BOP inmates at this facility. Total revenue at this facility increased by $10.0 million during the three months ended March 31, 2006 compared with the same period in the prior year. This increase also included an increase in management revenue of $1.4 million as a result of an increase in USMS inmates held at this facility during the first quarter of 2006 compared with the first quarter of 2005.
During October 2005, we entered into a new agreement with the state of Idaho to house a portion of that state’s male, medium security inmates at our Prairie Correctional Facility located in Appleton, Minnesota. As of March 31, 2006, we managed an estimated 300 inmates under the new agreement with the Idaho Department of Corrections at this facility. During the first quarter of 2006, the Prairie facility housed a daily average of approximately 1,550 male inmates as a result of new contract awards in mid-2004 and subsequent increasing demand for beds from the states of Minnesota, Washington, and North Dakota, and under the new contract with Idaho, compared with a daily average of approximately 400 inmates during the same period in the prior year. Total revenue increased by $6.1 million at this facility during the three months ended March 31, 2006 compared with the same period in the prior year. We have recently been notified by the state of Idaho of their intention to withdraw their inmates from the Prairie facility. However, we expect to replace this inmate population with inmate populations from the other existing customers at this facility, although we can provide no such assurance. A delay in the replacement of the Idaho inmates would result in a reduction in revenue and profitability from current levels at this facility.

Due to an increase in inmate populations from the state of Washington and the USMS at our 1,824-bed Florence Correctional Center and from the state of Arizona at our 2,160-bed Diamondback Correctional Facility, total management and other revenue increased at these facilities by $4.3 million during the three-month period ended March 31, 2006 from the comparable period in 2005. The increase in inmate populations at the Florence Correctional Center was largely the result of a 224-bed expansion completed during the fourth quarter of 2004.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center, located in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from the ICE, pursuant to a subcontract between the BOP and the ICE. The BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from the ICE at this facility under an inter-governmental service agreement between the City of Eloy and the ICE, effectively providing the ICE the ability to fully utilize Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the previous contract with the BOP. Although the new contract does not provide for a guaranteed occupancy, we expect over time that the facility will be substantially occupied by the ICE detainees. As of March 31, 2006, this facility housed 978 ICE detainees and 165 inmates from the state of Washington. Total revenue decreased by $1.1 million during the three months ended March 31, 2006 compared with the same period in the prior year as a result of the loss of the BOP inmates.
During the first quarter of 2006, we re-opened our 1,440-bed North Fork Correctional Facility located in Sayre, Oklahoma, with a small population of inmates from the state of Vermont. Although we expect to accommodate additional inmate populations from the state of Vermont at the North Fork Correctional Facility due to that state’s overcrowding, the facility was re-opened in anticipation of additional inmate population needs from various existing state and federal customers. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred out of the facility in order to satisfy a contractual provision mandated by the state of Wisconsin. Although we expect increasing inmate populations to contribute to increases in revenue at this facility in future quarters, we can provide no assurance that such populations will increase.
During October 2005, construction was completed on the Stewart County Correctional Facility located in Stewart County, Georgia and the facility became available for occupancy. Accordingly, we began depreciating the new facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During the first quarter of 2005, we capitalized $1.0 million in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because we currently do not have a contract to house inmates at this facility, our overall occupancy percentage was negatively impacted as a result of the additional vacant beds available at the Stewart facility. Although we are optimistic that we will begin utilizing these available beds some time during

2006, we can provide no assurance that we will be successful in utilizing the increased bed capacity.
During April 2006, we modified an agreement with Williamson County, Texas to house non-criminal detainees from the ICE under an Inter-Governmental Service Agreement between Williamson County and the ICE. The agreement will enable the ICE to accommodate non-criminal aliens being detained for deportation at our T. Don Hutto Residential Center in Taylor, Texas. We originally announced an agreement in December 2005 to house up to 600 male detainees for the ICE. However, for various reasons, the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which is effective beginning May 8, 2006, provides for an indefinite term and a fixed monthly payment. This new agreement is expected to contribute to an increase in revenue and profitability.
Managed-Only Facilities
Our operating margins increased at managed-only facilities during the first quarter of 2006 to 14.5% from 13.3% during the same period in 2005 primarily as a result of an increase in inmate populations at the newly expanded Lake City Correctional Facility located in Lake City, Florida. The Lake City Correctional Facility was expanded from 350 beds to 893 beds late in the first quarter of 2005. The average daily inmate population during the first quarter of 2005 was approximately 350 inmates compared with approximately 890 inmates during the same period in 2006.
During November 2005, the Florida Department of Management Services (DMS) solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We have responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We expect to negotiate a longer-term contract, in exchange for a reduced per diem compared to current levels, which will result in a reduction in revenue and operating margin at this facility in the future.
In December 2005, the Florida DMS announced that we were awarded the project to design, construct, and operate expansions at the Bay Correctional Facility located in Panama City, Florida by 235 beds and the Gadsden Correctional Institution located in Quincy, Florida by 384 beds. Both of these expansions will be funded by the state of Florida and construction is expected to be complete during the third quarter of 2007.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the Hernando County Jail we manage in Brooksville, Florida, increasing the design capacity to 730 beds. As a result of the expansion, the average daily inmate population during the first quarter of 2006 was approximately 600 inmates compared with approximately 435 inmates during the same period in 2005, contributing to an increase in revenue of $0.8 million during the first quarter of 2006 from the first quarter of 2005. However, the facility experienced an increase in operating expenses during the first quarter of 2006 to manage the increasing population levels and as a result of an increase in expenses associated with outstanding litigation, mitigating the increase in revenue.

During June 2005, Bay County, Florida solicited proposals for the management of the Bay County Jail beginning October 1, 2006. During April 2006, we were selected for the continued management and construction of both new and replacement beds at the facility, subject to the execution of final contracts. The construction of the new and replacement beds at the facility will be paid by Bay County at a fixed price, and is expected to be complete during the second quarter of 2008. We do not expect a material change in inmate populations resulting from these new agreements.
During May 2006, we announced that we were awarded a contract with the New Mexico Department of Corrections to operate and manage the State-owned Camino Nuevo Female Correctional Facility. The 192-bed facility located in Albuquerque, New Mexico will house overflow offenders from our New Mexico Women’s Correctional Facility located in Grants, New Mexico. Eventually, the facility will also function as a pre-release center for female offenders that will be re-entering the community. The Camino facility is currently vacant, and we anticipate receiving an initial population of females in July 2006.
General and administrative expense
For the three months ended March 31, 2006 and 2005, general and administrative expenses totaled $14.4 million and $12.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the first three months of 2005 primarily due to an increase in salaries and benefits, including an increase of $0.5 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options, and $0.1 million of stock option expense.
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ended December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation was charged to general and administrative expense, including $0.2 million during the first quarter of 2005. For the year ending December 31, 2006, we currently expect to recognize approximately $3.2 million of general and administrative expense for the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of each restricted share award. During the first quarter of 2006, we recognized $0.7 million for such expense. Further, on January 1, 2006, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to a compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter. For the year ending December 31, 2006, we currently expect to recognize $1.3 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006. As of March 31, 2006, $2.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.4 years from the grant date.
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 980,000 unvested options became exercisable, 45% of which would have vested in February 2006 under the original terms. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to limit unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
Our general and administrative expenses were also higher as a result of an increase in corporate staffing levels. We continued to re-evaluate our organizational structure during 2005 and expanded our infrastructure to help ensure the quality and effectiveness of our facility operations. This intensified focus on quality assurance contributed to the increase in salaries and benefits expense, as well as a number of other general and administrative expense categories. We have also experienced increasing expenses to implement and support numerous technology initiatives.
Depreciation and amortization
For the three months ended March 31, 2006 and 2005, depreciation and amortization expense totaled $15.7 million and $14.0 million, respectively. The increase in depreciation and amortization from the comparable period in 2005 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects completed and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2006 and 2005. Gross interest expense, net of capitalized interest, was $16.9 and $18.6 million, respectively, for the three months ended March 31, 2006 and 2005. Gross interest expense is based on outstanding borrowings under our senior bank credit facility, our outstanding senior notes, convertible subordinated notes payable balances (until converted), and amortization of loan costs and unused facility fees. Interest expense declined from the first quarter of 2005 as a result of the aforementioned refinancing and recapitalization transactions completed during the first quarter of 2005 and additional refinancing transactions completed during the first quarter of 2006, as further described hereafter.
Gross interest income was $1.8 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $1.3 million and $1.1 million during the first quarter of 2006 and 2005, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the three months ended March 31, 2006 and 2005, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and $35.0 million, respectively. The charges in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility. The charges in the first quarter of 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions.
Income tax (expense) benefit
We incurred an income tax expense of $12.5 million and generated an income tax benefit of $4.5 million for the three months ended March 31, 2006 and 2005, respectively.
Our effective tax rate was 36.9% during the first quarter of 2006 compared with 34.9% during the same period in the prior year. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first quarter of 2005. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue during the first quarter of 2005 was $5.0 million and total operating expenses were $5.8 million. After depreciation expense and an income tax benefit, the loss at this facility amounted to $0.6 million during the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2005 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that commenced during the fourth quarter of 2005 and is expected to be completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million, which we will fund by utilizing our cash on hand. The estimated remaining cost to complete the expansion is $16.2 million as of March 31, 2006. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility is expected to cost approximately $82.6 million and is slated for completion during the third quarter of 2006 with an estimated remaining cost to complete of $8.7 million as of March 31, 2006. We expect to relocate approximately 800 Alaskan inmates from our Florence Correctional Center into this new facility. The beds that will be made available at Florence are expected to be used to satisfy anticipated federal demand for detention beds in the Arizona area. The balance of beds available at the Red Rock facility is expected to be substantially occupied by the states of Hawaii and Alaska by December 2006.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during the fourth quarter of 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to the Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed during the second half of 2007 at an estimated cost of approximately $100 million with a remaining cost to complete of approximately $93.5 as of March 31, 2006. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by Hawaii. As of March 31, 2006, we housed approximately 1,830 inmates from the state of Hawaii.
Based on our expectations for increased federal demand for detention space along the Texas border with Mexico, we are proceeding with the expansion of our 480-bed Webb County Detention Center located in Laredo, Texas by 722 beds. The expansion, estimated to cost approximately $38.9 million, is expected to be complete by the first quarter of 2008.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2008:

			Estimated
			remaining cost to
			complete as of
	No. of	Estimated	March 31, 2006
Facility	beds	completion date	(in thousands)
Red Rock Correctional Center	1,596	Third quarter 2006	$8,713
Eloy, AZ

Citrus County Detention Facility	360	First quarter 2007	16,248
Lecanto, FL

Saguaro Correctional Facility	1,896	Second half 2007	93,482
Eloy, AZ

Webb County Detention Center	722	First quarter 2008	38,872
Lardeo, TX

Total	4,574		$157,315

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015, subject to extension by the County. Upon expiration of any lease term, ownership of the applicable portion of the facility automatically reverts to the County. The County has the right to buy out the Initial and Expansion portions of the facility at various times prior to the end term of the ground lease at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The third portion (Existing Premises) includes 200 beds at a current annual rent of approximately $1.3 million and expires in June 2006. The County has provided us notice of its intention not to renew the lease for the Exiting Premises. However, we do not currently expect to lose any inmates at this facility as a result of the expiration, as we have the ability to consolidate inmates from the Existing Premises to the Initial and Expansion Premises, if necessary. Ownership of the 200-bed Expansion Premises reverts to the County in December 2007. The Company is currently negotiating with the County to extend the reversion date of the Expansion Premises, or to provide the County with alternate beds to meet their demand. However, if we are unsuccessful, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility.

We may also pursue additional expansion opportunities to satisfy the needs of an existing or potential customer or when the economics of an expansion are compelling.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first quarter of 2006, we capitalized $4.7 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $12.3 million in information technology expenditures during the remainder of 2006.
We have the ability to fund our capital expenditure requirements, including our construction projects, information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our new revolving credit facility.
The term loan portion of our old senior bank credit facility was scheduled to mature on March 31, 2008, while the revolving portion of the old facility, which as of December 31, 2005 had an outstanding balance of $10.0 million along with $36.5 million in outstanding letters of credit under a subfacility, was scheduled to mature on March 31, 2006. During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The new revolving credit facility has a five-year term and currently has no outstanding balance other than $36.5 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the new revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the new revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The new revolving credit facility currently bears interest at a base rate plus a margin of 0.25% or a LIBOR plus a margin of 1.25%.
During the three months ended March 31, 2005, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carryforwards to offset our taxable income. However, we were required to repay $13.5 million in taxes associated with excess refunds we received in 2002 and 2003. During 2006, we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards, except for certain annual limitations imposed under the Internal Revenue Code. As a result, we expect to begin paying federal income taxes during 2006, with an obligation to pay a full year’s taxes beginning in 2007. During the first quarter of 2006, our cash payments for federal income taxes were immaterial, partially as a result of the receipt of income tax refunds from certain states. We currently expect to pay approximately $10.0 million to $15.0 million in federal and state income taxes during the remainder of 2006.
As of March 31, 2006, our liquidity was provided by cash on hand of $64.9 million, investments of $49.5 million, and $113.5 million available under our $150.0 million revolving credit facility. During the three months ended March 31, 2006 and 2005, we generated $59.6 million and $28.5 million, respectively, in cash through operating activities, and as of March 31, 2006 and 2005, we had net working capital of $189.3 million and $150.5 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. At March 31, 2006, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 6.2 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels), and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba3” currently (an improvement by four ratings levels).
Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2006 was $59.6 million, compared with $28.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2006 was due to the increase in operating income, interest expense savings resulting from our refinancing activities, as well as a reduction in cash taxes paid from the first quarter of 2005 for the aforementioned repayment during 2005 of excess tax refunds received in 2003 and 2002. Positive fluctuations in working capital during the first quarter of 2006 compared with the same quarter in the prior year also contributed to the increase in cash provided by operating activities.
Investing Activities
Our cash flow used in investing activities was $59.2 million for the three months ended March 31, 2006 and was primarily attributable to capital expenditures during the quarter of $29.0 million and included expenditures for acquisitions and development of $19.2 million primarily related to the aforementioned facility expansion and development projects during the quarter. Cash flow used in investing activities during the first quarter of 2006 was also attributable to $30.5 million of additional purchases of investments in auction rate certificates. Our cash flow used in investing activities was $13.3 million for the three months ended March 31, 2005 and was primarily attributable to capital expenditures during the quarter of $16.3 million and included expenditures for acquisitions and development of $8.6 million related to the various facility expansion and development projects.
Financing Activities
Our cash flow used in financing activities was $0.3 million for the three months ended March 31, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first quarter. Our cash flow used in financing activities was $17.8 million for the three months ended March 31, 2005 and was primarily attributable to refinancing and recapitalization transactions completed during the quarter. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the old senior bank credit facility of $110 million and pay fees and expenses related thereto. These transactions resulted in fees and expenses of $34.9 million paid during the quarter.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2006 (in thousands):

	Payments Due By Year Ended December 31,
	2006
	(remainder)	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$90	$—	$—	$—	$—	$975,000	$975,090
Environmental remediation	1,579	—	—	—	—	—	1,579
Citrus County Detention Facility expansion	15,523	725	—	—	—	—	16,248
Operating leases	106	—	—	—	—	—	106

Total contractual cash obligations	$17,298	$725	$—	$—	$—	$975,000	$993,023

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the three months ended March 31, 2006, we paid $13.6 million in interest, including capitalized interest. We had $36.5 million of letters of credit outstanding at March 31, 2006 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2006 or 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
In accordance with the SEC’s April 2005 ruling, SFAS 123R must be adopted for annual periods that begin after June 15, 2005. We adopted SFAS 123R on January 1, 2006 using the “modified perspective” method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
Prior to adoption of SFAS 123R on January 1, 2006, we accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for our stock options is reflected in net income prior to January 1, 2006, except for $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as previously described herein. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments in the future. However, because we made changes in 2005 to our historical business practices with respect to awarding stock-based employee compensation, the impact of the standard is expected to be less than the historical pro forma impact as described in the disclosure of pro forma net income and earnings per share in the footnote, “Accounting for Stock-Based Compensation”, in our Notes to Consolidated Financial Statements herein, and in Note 2 to the financial statements included with our 2005 Form 10-K. Further, the pro forma data for 2005 presented in the 2005 Form 10-K also includes $6.3 million of compensation expense associated with the accelerated vesting of all stock options outstanding effective December 30, 2005.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of March 31, 2006, there were no amounts outstanding under our revolving credit facility (net of $36.5 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of March 31, 2006, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, and $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the review of the Company’s financial statements for the first quarter of 2006; (2) certain refinancing transactions; and (3) certain loan covenant requirements.
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

Date: May 8, 2006

/s/ John D. Ferguson

John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.

Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer