Form 10-Q
period 2006-06-30
CORRECTIONS CORP OF AMERICA
filed 2006-08-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2006:
Shares of Common Stock, $0.01 par value per share: 40,281,608 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$55,395	$64,901
Restricted cash	11,531	11,284
Investments	60,822	19,014
Accounts receivable, net of allowance of $1,768 and $2,258, respectively	188,739	176,560
Deferred tax assets	16,386	32,488
Prepaid expenses and other current assets	22,043	15,884

Total current assets	354,916	320,131

Property and equipment, net	1,742,441	1,710,794

Investment in direct financing lease	15,908	16,322
Goodwill	15,246	15,246
Other assets	25,819	23,820

Total assets	$2,154,330	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$145,831	$141,090
Income taxes payable	2,637	1,435
Current portion of long-term debt	331	11,836
Current liabilities of discontinued operations	604	1,774

Total current liabilities	149,403	156,135

Long-term debt, net of current portion	976,113	963,800
Deferred tax liabilities	15,409	12,087
Other liabilities	38,326	37,660

Total liabilities	1,179,251	1,169,682

Commitments and contingencies

Common stock — $0.01 par value; 80,000 shares authorized; 40,261 and 39,694 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	403	397
Additional paid-in capital	1,512,106	1,506,184
Deferred compensation	—	(5,563)
Retained deficit	(537,430)	(584,387)

Total stockholders’ equity	975,079	916,631

Total liabilities and stockholders’ equity	$2,154,330	$2,086,313

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE:
Management and other	$325,171	$289,205	$640,149	$569,120
Rental	1,049	984	2,085	1,956

	326,220	290,189	642,234	571,076

EXPENSES:
Operating	238,814	223,597	474,848	438,347
General and administrative	15,961	13,587	30,338	26,125
Depreciation and amortization	16,326	14,780	32,029	28,817

	271,101	251,964	537,215	493,289

OPERATING INCOME	55,119	38,225	105,019	77,787

OTHER EXPENSES:
Interest expense, net	14,552	15,544	29,678	32,972
Expenses associated with debt refinancing and recapitalization transactions	—	237	982	35,269
Other (income) expenses	(102)	173	(114)	49

	14,450	15,954	30,546	68,290

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,669	22,271	74,473	9,497

Income tax expense	(15,041)	(7,835)	(27,516)	(3,380)

INCOME FROM CONTINUING OPERATIONS	25,628	14,436	46,957	6,117

Income (loss) from discontinued operations, net of taxes	—	427	—	(193)

NET INCOME	$25,628	$14,863	$46,957	$5,924

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.64	$0.37	$1.18	$0.17
Income (loss) from discontinued operations, net of taxes	—	0.01	—	(0.01)

Net income	$0.64	$0.38	$1.18	$0.16

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.63	$0.36	$1.15	$0.15
Income (loss) from discontinued operations, net of taxes	—	0.01	—	—

Net income	$0.63	$0.37	$1.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,957	$5,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,029	29,003
Amortization of debt issuance costs and other non-cash interest	2,326	2,705
Expenses associated with debt refinancing and recapitalization transactions	982	35,269
Deferred income taxes	18,758	1,340
Income tax benefit of equity compensation	(7,360)	4,067
Other expenses	(117)	34
Non-cash equity compensation	3,212	1,322
Other non-cash items	458	547
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(18,747)	(26,562)
Accounts payable, accrued expenses and other liabilities	4,718	18,010
Income taxes payable	8,562	(20,149)

Net cash provided by operating activities	91,778	51,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions, development, and expansions	(42,454)	(25,022)
Expenditures for other capital improvements	(22,192)	(18,086)
(Increase) decrease in restricted cash	(116)	1,931
Purchases of investments	(41,808)	(130)
Proceeds from sale of assets	51	887
Increase in other assets	(391)	(23)
Payments received on direct financing leases and notes receivable	367	318

Net cash used in investing activities	(106,543)	(40,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	150,000	375,000
Scheduled principal repayments	(97)	(438)
Other principal repayments	(148,950)	(360,135)
Payment of debt issuance and other refinancing and related costs	(3,973)	(35,940)
Income tax benefit of equity compensation	7,360	—
Purchase and retirement of common stock	(6,979)	—
Proceeds from exercise of stock options	7,898	5,141

Net cash provided by (used in) financing activities	5,259	(16,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,506)	(4,987)

CASH AND CASH EQUIVALENTS, beginning of period	64,901	50,938

CASH AND CASH EQUIVALENTS, end of period	$55,395	$45,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2,818 and $2,264 in 2006 and 2005, respectively)	$28,059	$30,867

Income taxes	$3,044	$15,465

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred
	Shares	Par Value	Capital	Compensation	Retained Deficit	Total
Balance as of December 31, 2005	39,694	$397	$1,506,184	$(5,563)	$(584,387)	$916,631

Comprehensive income:	—
Net income	—	—	—	—	46,957	46,957

Total comprehensive income	—	—	—	—	46,957	46,957

Issuance of common stock	—	—	25	—	—	25
Retirement of common stock	(167)	(2)	(6,977)	—	—	(6,979)
Amortization of deferred compensation, net of forfeitures	(30)	—	2,131	—	—	2,131
Income tax benefit of equity compensation	—	—	7,360	—	—	7,360
Restricted stock grant	164	2	(2)	—	—	—
Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—
Compensation of unvested stock options	—	—	1,056	—	—	1,056
Stock options exercised	600	6	7,892	—	—	7,898

Balance as of June 30, 2006	40,261	$403	$1,512,106	$—	$(537,430)	$975,079

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred
	Shares	Par Value	Capital	Compensation	Retained Deficit	Total
Balance as of December 31, 2004	35,415	$354	$1,451,885	$(1,736)	$(634,509)	$815,994

Comprehensive income:
Net income	—	—	—	—	5,924	5,924

Total comprehensive income	—	—	—	—	5,924	5,924

Conversion of subordinated notes	3,362	34	29,944	—	—	29,978
Issuance of common stock	—	—	34	—	—	34
Amortization of deferred compensation, net of forfeitures	(7)	—	(106)	1,394	—	1,288
Income tax benefit of equity compensation	—	—	4,067	—	—	4,067
Restricted stock grant	197	2	6,994	(6,996)	—	—
Stock options exercised	402	4	5,137	—	—	5,141

Balance as of June 30, 2005	39,369	$394	$1,497,955	$(7,338)	$(628,585)	$862,426

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
1.	ORGANIZATION AND OPERATIONS

As of June 30, 2006, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 42 correctional, detention and juvenile facilities, three of which are leased to other operators. As of June 30, 2006, the Company operated 63 facilities, including 39 facilities that it owned, located in 19 states and the District of Columbia. The Company was also constructing two additional correctional facilities in Eloy, Arizona, one that was completed during July 2006 and the other that is expected to be completed during the second half of 2007.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2005 (the “2005 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

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

At June 30, 2006, the Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are generally granted with exercise prices equal to the market value at the date of grant. Vesting periods for options recently granted to employees generally range from three to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $15.02 and $13.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Six Months
	Ended June 30,
	2006	2005

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	25.2%	26.9%
Risk-free interest rate	4.7%	4.1%
Expected life of options	6 years	6 years
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

As previously described herein, the Company’s board of directors approved the acceleration of the vesting effective December 30, 2005 of all outstanding stock options previously awarded to the Company’s executive officers and employees. Stock options outstanding at June 30, 2006, are summarized below (in thousands, except per share data and years):

		Weighted- Average	Weighted-Average
		Exercise Price of	Remaining	Aggregate Intrinsic
	No. of options	options	Contractual Term	Value

Outstanding at December 31, 2005	3,329	$25.86
Granted	271	43.82
Exercised	(600)	13.14
Cancelled	(70)	101.59

Outstanding at June 30, 2006	2,930	$28.34	6.3	$62,698

Exercisable at June 30, 2006	2,716	$27.20	6.0	$62,030

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during the first six months of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised during the six months ended June 30, 2006 was $18.8 million.

Nonvested stock option transactions relating to the Company’s incentive and non-qualified stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option

Nonvested at December 31, 2005	—	$—
Granted	271	$43.82
Cancelled	(17)	$42.81
Vested	(40)	$49.66

Nonvested at June 30, 2006	214	$42.80

The Company currently has $3.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 3.0 years. Notwithstanding the aforementioned accelerated vesting of all options on December 30, 2005 to avoid future compensation charges and a change in the Company’s historical business practices in 2005 with respect to awarding stock-based employee compensation by reducing the amount of stock options being issued and issuing restricted common stock to many employees who have historically been issued stock options largely as a result of the pending adoption of SFAS 123R, as a result of adopting Statement 123R on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the six months ended June 30, 2006, are $1.1 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are both $0.02 lower than if the Company had continued to account for share-based compensation under APB 25. See Note 8 for further discussion of the compensation charges associated with the issuance of restricted common stock.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the “FSP”). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The Company elected to use the “short-cut” method when SFAS 123R was adopted on January 1, 2006. Prior to the adoption of SFAS 123R, the Company reported all tax benefits of equity compensation as operating cash flows in the consolidated statement of cash flows. In accordance with SFAS 123R, for the six months ended June 30, 2006 the presentation of the statement of cash flows has changed from prior periods to report tax benefits from equity compensation of $7.4 million resulting from tax deductions in excess of the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows.

Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for the Company’s stock options is reflected in net income prior to January 1, 2006, except for $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as previously described herein. The following table illustrates the effect on net income and income per share for the three and six months ended June 30, 2005 assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

As Reported:
Income from continuing operations	$14,436	$6,117
Income (loss) from discontinued operations, net of taxes	427	(193)

Net income	$14,863	$5,924

Pro Forma:
Income from continuing operations	$13,086	$3,866
Income (loss) from discontinued operations, net of taxes	427	(193)

Net income	$13,513	$3,673

As Reported:
Basic earnings per share:
Income from continuing operations	$0.37	$0.17
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)

Net income	$0.38	$0.16

As Reported:
Diluted earnings per share:
Income from continuing operations	$0.36	$0.15
Income (loss) from discontinued operations, net of taxes	0.01	—

Net income	$0.37	$0.15

Pro Forma:
Basic earnings per share:
Income from continuing operations	$0.34	$0.11
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)

Net income	$0.35	$0.10

Pro Forma:
Diluted earnings per share:
Income from continuing operations	$0.33	$0.09
Income (loss) from discontinued operations, net of taxes	0.01	—

Net income	$0.34	$0.09

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

Refer to Note 8 for further information regarding additional stock-based compensation awarded during 2006 and 2005.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of June 30, 2006 and December 31, 2005 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the pending termination of the Company’s contract to manage the David L. Moss Criminal Justice Center located in Tulsa, Oklahoma. This charge is included in income (loss) from discontinued operations, net of taxes, in the accompanying statement of operations for the six months ended June 30, 2005.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(856)	$873	$(855)
Customer list	765	(382)	765	(328)
Contract values	(35,688)	20,834	(35,688)	19,294

Total	$(34,050)	$19,596	$(34,050)	$18,111

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2006 and 2005 was $1.1 million and $1.1 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2006 and 2005 was $2.3 million and $2.1 million, respectively. Interest expense associated with the amortization of contract values for the three months ended June 30, 2006 and 2005 was $0.4 million and $0.5 million, respectively, while interest expense associated with the amortization of contract values for the six months ended June 30, 2006 and 2005 was $0.8 million and $0.9 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$2,276
2007	4,552
2008	4,552
2009	3,095
2010	2,534
2011	134

5.	FACILITY OPERATIONS

During the first quarter of 2006, the Company re-opened its 1,440-bed North Fork Correctional Facility in Sayre, Oklahoma with a small population of inmates from the state of Vermont. Although the Company expects to accommodate additional inmate populations from the state of Vermont at the North Fork Correctional Facility due to that state’s overcrowding, the facility was re-opened in anticipation of additional inmate population needs from various existing state and federal customers. In June 2006, the Company entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at the North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred in order to satisfy a contractual provision mandated by the state of Wisconsin.

In April 2006, the Company modified an agreement with Williamson County, Texas to house non-criminal detainees from the U.S. Immigration and Customs Enforcement (“ICE”) under an inter-governmental service agreement between Williamson County and the ICE. The agreement enables the ICE to accommodate non-criminal aliens being detained for deportation at the Company’s 512-bed T. Don Hutto Residential Center in Taylor, Texas. The Company originally announced an agreement in December 2005 to house up to 600 male detainees for the ICE. However, for various reasons the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which was effective beginning May 8, 2006, provides for an indefinite term and a fixed monthly payment based on the 512-bed capacity of the facility.

In July 2006, the Company entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement will enable ICE to accommodate detainees at the Company’s 1,524-bed Stewart Detention Center in Lumpkin, Georgia. The agreement between Stewart County and the Company is effective through December 31, 2011, and provides for an indefinite number of renewal options. The Company expects to begin receiving ICE detainees at the Stewart facility on or about October 1, 2006 and expects that ICE will substantially occupy the facility sometime during 2007.

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

The following table summarizes the results of operations for this facility for the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE:
Managed-only	$—	$5,638	$—	$10,681

EXPENSES:
Managed-only	—	4,972	—	10,804
Depreciation and amortization	—	23	—	186

	—	4,995	—	10,990

OPERATING INCOME (LOSS)	—	643	—	(309)

OTHER INCOME:
Gain on disposal of assets	—	15	—	15

INCOME (LOSS) BEFORE INCOME TAXES	—	658	—	(294)

Income tax (expense) benefit	—	(231)	—	101

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$427	$—	$(193)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2006	December 31, 2005
ASSETS

Accounts receivable	$—	$—

Total current assets	$—	$—

LIABILITIES

Accounts payable and accrued expenses	$604	$1,774

Total current liabilities	$604	$1,774

7.	DEBT

Debt outstanding as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance originally due in March 2008; interest payable periodically at variable interest rates. The interest rate was 6.0% at December 31, 2005. This loan was paid-off in connection with issuance of the 6.75% Senior Notes in January 2006.	$—	$138,950

Revolving Loan, principal due at maturity in March 2006; interest payable periodically at variable interest rates. The interest rate was 5.9% at December 31, 2005. This facility was replaced with a new revolving credit facility during the first quarter of 2006, as further described hereafter.	—	10,000

New Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	—	—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.4 million and $1.5 million was unamortized at June 30, 2006 and December 31, 2005, respectively.	201,403	201,548

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	—

Other	41	138

	976,444	975,636
Less: Current portion of long-term debt	(331)	(11,836)

	$976,113	$963,800

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

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the Term Loan E Facility, after repaying the outstanding $10.0 million balance on the Revolving Loan in January 2006 with cash on hand. Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “New Revolving Credit Facility”). The New Revolving Credit Facility was used to replace the existing Revolving Loan, including any outstanding letters of credit issued thereunder, which totaled $36.9 million as of June 30, 2006. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the Revolving Loan and pay-off of the Term Loan E Facility.

The New Revolving Credit Facility has a $10.0 million sublimit for swingline loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the New Revolving Credit Facility by up to $100.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the New Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margin rates are subject to adjustment based on the Company’s leverage ratio. Effective May 18, 2006, interest rates on the New Revolving Credit Facility were reduced to a base rate or a LIBOR plus a margin of 1.00% from a base rate plus a margin of 0.25% or a LIBOR plus a margin of 1.25% as a result of an improvement to the Company’s leverage ratio pursuant to the terms of the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.

The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio and a minimum interest ratio coverage. In addition, the New Revolving Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. In addition, the New Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

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

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company could have redeemed up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remained outstanding after the redemption. The Company may redeem all or a portion of the notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

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

During the six months ended June 30, 2006, the Company issued 163,591 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.0 million, including 127,891 restricted shares to employees whose compensation is charged to general and administrative expense and 35,700 restricted shares to employees whose compensation is charged to operating expense. During 2005, the Company issued 197,026 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 155,556 restricted shares to employees whose compensation is charged to general and administrative expense and 41,470 shares to employees whose compensation is charged to operating expense.
The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 83,922 shares issued in 2006 and 107,950 shares issued in 2005 to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Because the first performance criteria with respect to the restricted shares issued in 2005 were satisfied, one-third of such shares issued and still outstanding on the date the performance criteria were deemed satisfied, or 35,220 restricted shares, became vested in March 2006. Unless earlier vested under the terms of the restricted stock, the remaining 79,669 shares of restricted stock issued in 2006 and 89,076 shares of restricted stock issued in 2005 to certain other employees of the Company vest during 2009 and 2008, respectively, as long as the employees awarded such shares do not terminate employment prior to the vesting dates.

During 2004 and 2003, the Company issued 52,600 shares and 94,500 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each of the aggregate grants was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vested during February 2006, while all of the shares granted during 2004 vest during 2007. Nonvested restricted common stock transactions as of June 30, 2006 and for the six months ended June 30, 2006 are summarized below (in thousands, except per share amounts).

	Shares of	Weighted
	restricted common	average grant date
	stock	fair value
Nonvested at December 31, 2005	318	$32.11
Granted	164	$42.81
Cancelled	(31)	$39.23
Vested	(116)	$24.00

Nonvested at June 30, 2006	335	$39.51

During the three months ended June 30, 2006, the Company expensed $1,140,000, net of forfeitures, relating to restricted common stock ($293,000 of which was recorded in operating expenses and $847,000 of which was recorded in general and administrative expenses), while during the three months ended June 30, 2005, the Company expensed $810,000 net of forfeitures, relating to restricted common stock ($352,000 of which was recorded in operating expenses and $458,000 of which was recorded in general and administrative expenses). During the six months ended June 30, 2006, the Company expensed $2,131,000, net of forfeitures, relating to restricted common stock ($618,000 of which was recorded in operating expenses and $1,513,000 of which was recorded in general and administrative expenses), while during the six months ended June 30, 2005, the Company expensed $1,288,000, net of forfeitures, relating to restricted common stock ($624,000 of which was recorded in operating expenses and $664,000 of which was recorded in general and administrative expenses). As of June 30, 2006, 334,801 of these shares of restricted stock remained outstanding and subject to vesting. The unrecognized compensation related to these shares was approximately $8.9 million as of June 30, 2006 and is expected to be recognized over a weighted average period of 2.2 years.
9.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income as adjusted, by the weighted average number of common shares after considering the additional dilution related to convertible subordinated notes, restricted common stock plans, and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
NUMERATOR
Basic:
Income from continuing operations	$25,628	$14,436	$46,957	$6,117
Income (loss) from discontinued operations, net of taxes	—	427	—	(193)

Net income	$25,628	$14,863	$46,957	$5,924

Diluted:
Income from continuing operations	$25,628	$14,436	$46,957	$6,117
Interest expense applicable to convertible notes, net of taxes	—	—	—	128

Diluted income from continuing operations	25,628	14,436	46,957	6,245
Income (loss) from discontinued operations, net of taxes	—	427	—	(193)

Diluted net income	$25,628	$14,863	$46,957	$6,052

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
DENOMINATOR
Basic:
Weighted average common shares outstanding	39,833	38,909	39,684	37,729

Diluted:
Weighted average common shares outstanding	39,833	38,909	39,684	37,729
Effect of dilutive securities:
Stock options and warrants	945	1,160	987	1,219
Convertible notes	—	—	—	1,096
Restricted stock-based compensation	86	107	117	91

Weighted average shares and assumed conversions	40,864	40,176	40,788	40,135

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.64	$0.37	$1.18	$0.17
Income (loss) from discontinued operations, net of taxes	—	0.01	—	(0.01)

Net income	$0.64	$0.38	$1.18	$0.16

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.63	$0.36	$1.15	$0.15
Income (loss) from discontinued operations, net of taxes	—	0.01	—	—

Net income	$0.63	$0.37	$1.15	$0.15

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The nature of such claims include, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with the Company’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, the Company is subject to substantial self-insurance risk.

The Company records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, management believes a loss in excess of amounts already recognized would not be material to the Company’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in the Company’s assumptions, new developments, or by the effectiveness of the Company’s litigation and settlement strategies.
     Insurance Contingencies
Each of the Company’s management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims for which it is probable that a loss has been incurred and the range of such loss can be estimated.
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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $54.9 million at June 30, 2006 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2006, the outstanding principal balance of the bonds exceeded the purchase price option by $14.5 million. The Company also maintains a restricted cash account of $5.5 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.

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

The Company’s effective tax rate was approximately 37% during both the three and six months ended June 30, 2006, compared with approximately 35% and 36% during the same periods in the prior year. The lower effective tax rates during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that FIN 48 will have on the Company’s financial position or results of operations and currently plans to adopt FIN 48 on January 1, 2007.

12.	SEGMENT REPORTING

As of June 30, 2006, the Company owned and managed 39 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2005 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue:
Owned and managed	$234,216	$203,716	$459,889	$400,922
Managed-only	87,393	81,345	173,150	160,233

Total management revenue	321,609	285,061	633,039	561,155

Operating expenses:
Owned and managed	159,200	147,923	316,914	288,957
Managed-only	74,145	69,567	147,436	137,958

Total operating expenses	233,345	217,490	464,350	426,915

Facility contribution:
Owned and managed	75,016	55,793	142,975	111,965
Managed-only	13,248	11,778	25,714	22,275

Total facility contribution	88,264	67,571	168,689	134,240

Other revenue (expense):
Rental and other revenue	4,611	5,128	9,195	9,921
Other operating expense	(5,469)	(6,107)	(10,498)	(11,432)
General and administrative	(15,961)	(13,587)	(30,338)	(26,125)
Depreciation and amortization	(16,326)	(14,780)	(32,029)	(28,817)

Operating income	$55,119	$38,225	$105,019	$77,787

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Capital expenditures:
Owned and managed	$27,241	$20,637	$49,156	$37,095
Managed-only	6,508	1,260	8,322	2,217
Corporate and other	3,300	6,398	8,385	9,786

Total capital expenditures	$37,049	$28,295	$65,863	$49,098

The assets for the reportable segments are as follows (in thousands):

	June 30, 2006	December 31, 2005
Assets:
Owned and managed	$1,673,926	$1,672,941
Managed-only	100,481	92,101
Corporate and other	379,923	321,271

Total assets	$2,154,330	$2,086,313

13.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six months ended June 30, 2005, $30.0 million of convertible subordinated notes were converted into 3.4 million shares of common stock. As a result, long term debt was reduced by, and common stock and additional paid-in capital were increased by, $30.0 million.

14.	SUBSEQUENT EVENT

On August 2, 2006, the Company’s Board of Directors declared a 3-for-2 stock split to be effected in the form of a 50% stock dividend on its common stock. The stock dividend will be payable on September 13, 2006, to stockholders of record on September 1, 2006. Each shareholder of record at the close of business on the record date will receive one additional share of the Company’s common stock for every two shares of common stock held on that date. Shareholders will receive cash in lieu of fractional shares. The stock split will increase the number of shares of common stock outstanding from approximately 40.3 million to approximately 60.4 million shares. Shares and amounts per share have not been adjusted within these financial statements to reflect the 3-for-2 stock split.

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
     OVERVIEW
The Company

As of June 30, 2006, we owned 42 correctional, detention and juvenile facilities, three of which we leased to other operators. As of June 30, 2006, we operated 63 facilities, including 39 facilities that we owned, with a total design capacity of approximately 71,000 beds in 19 states and the District of Columbia. We were also constructing two additional correctional facilities in Eloy, Arizona, one that was completed during July 2006 and the other that is expected to be completed during the second half of 2007.

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

Asset impairments. As of June 30, 2006, we had $1.7 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of June 30, 2006, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We currently expect to utilize our remaining federal net operating losses in 2006. We also have approximately $11.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $3.5 million for the estimated amount of the net operating losses that will expire unused, in addition to a $6.3 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of June 30, 2006, we had $34.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2006, we had $13.8 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total

Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)
Completion of construction at the Stewart County Correctional Facility	October 10, 2005	1	—	—	(1)	—

Facilities as of December 31, 2005		39	24	3	—	66

Facilities as of June 30, 2006		39	24	3	—	66

We also have two additional facilities located in Eloy, Arizona that were under construction as of June 30, 2006, one of which was completed in July 2006. These facilities are not counted in the foregoing table because they currently have no impact on our results of operations.
Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005
Net income was $25.6 million, or $0.63 per diluted share, for the three months ended June 30, 2006, compared with net income of $14.9 million, or $0.37 per diluted share, for the three months ended June 30, 2005. During the six months ended June 30, 2006, we generated net income of $47.0 million, or $1.15 per diluted share, compared with net income of $5.9 million, or $0.15 per diluted share, for the six months ended June 30, 2005.
Net income during the three and six months ended June 30, 2006 was favorably impacted by the increase in operating income of $16.9 million, or 44%, for the three-month period over the prior year and $27.2 million, or 35%, for the six-month period over the prior year. Contributing to the increase in operating income during 2006 compared with the previous year was an increase in occupancy levels across our portfolio of facilities and the commencement of selected new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Net income during the six months ended June 30, 2005 was negatively impacted by a $35.3 million charge associated with debt refinancing transactions completed during the first and second quarters of 2005, as further described hereafter, which consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our old senior bank credit facility, as well as the write-off of existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2006 and 2005:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue per compensated man-day	$52.51	$50.31	$52.28	$50.10
Operating expenses per compensated man-day:
Fixed expense	28.19	28.86	28.52	28.92
Variable expense	9.91	9.52	9.82	9.20

Total	38.10	38.38	38.34	38.12

Operating margin per compensated man-day	$14.41	$11.93	$13.94	$11.98

Operating margin	27.4%	23.7%	26.7%	23.9%

Average compensated occupancy	94.8%	90.1%	94.3%	89.9%

Average compensated occupancy for the second quarter of 2006 increased to 94.8% from 90.1% in the second quarter of 2005 due to increases in inmate populations across our portfolio, and largely as a result of a full quarter’s impact from a contract with the Federal Bureau of Prisons, or the BOP, that commenced in June 2005 at our Northeast Ohio Correctional Center, and the commencement of a new management contract in May 2006 to house non-criminal detainees from the U.S. Immigration and Customs Enforcement (ICE) at our T. Don Hutto Residential Center. Compensated occupancy also increased as a result of an increase in the population at our Prairie Correctional Facility largely as a result of additional inmates from the states of Minnesota, Washington and Idaho, and an increase in the population at our Otter Creek Correctional Facility as a result of contracts with the states of Kentucky and Hawaii to house female inmates to replace the inmates from the state of Indiana that were removed during the second quarter of 2005.
Business from our federal customers, including primarily the BOP, the U.S. Marshals Service, or the USMS, and ICE continues to be a significant component of our business. Our federal customers generated approximately 40% of our total management revenue for each of the six months ended June 30, 2006 and 2005. We currently expect business from our federal customers to continue to result in increasing revenue, like it did during the second quarter of 2006, based on our belief that the federal government’s enhanced focus on illegal immigration and initiatives to secure the nation’s borders will result in increased demand for federal detention services.
Operating expenses totaled $238.8 million and $223.6 million for the three months ended June 30, 2006 and 2005, respectively, while operating expenses for the six months ended June 30, 2006 and 2005 totaled $474.8 million and $438.3 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
The decrease in fixed expenses per compensated man-day during the three-month periods from $28.86 in 2005 to $28.19 in 2006 was primarily the result of a decrease in salaries and benefits of $0.94 per compensated man-day, partially offset by an increase in utilities of $0.22 per compensated man-day resulting from increasing energy costs and warmer temperatures compared with the prior year.

Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 62% of total operating expenses during the second quarter of 2006. During the three and six months ended June 30, 2006, facility salaries and benefits expense increased $5.6 million and $14.6 million, respectively. However, salaries and benefits expense for the three and six months ended June 30, 2006 decreased by $0.94 and $0.66 per compensated man-day, respectively, compared with the same periods in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population. Additionally, the decrease in salaries and benefits per compensated man-day was caused by increased staffing levels in the prior year quarter in anticipation of increased inmate populations at our Northeast Ohio Correctional Center due to the commencement of the new BOP contract on June 1, 2005, and at our Otter Creek Correctional Center as a result of the aforementioned transition of state inmate populations.
Facility variable expenses increased $0.39 and $0.62 per compensated man-day, during the three and six months ended June 30, 2006, respectively, compared with the same periods in the prior year. The increase in variable expenses per compensated man-day includes primarily an increase in legal expenses resulting from the successful negotiation of a number of outstanding legal matters in the prior year.
With regard to legal expenses, during the first six months of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters. As a result, operating expenses associated with legal settlements increased by $2.2 million and $4.3 million during the three- and six-month periods ended June 30, 2006, respectively, compared with the same periods in the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new allegations of misconduct, changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Owned and Managed Facilities:
Revenue per compensated man-day	$60.68	$58.61	$60.42	$58.47
Operating expenses per compensated man-day:
Fixed expense	30.46	32.24	30.99	32.31
Variable expense	10.78	10.32	10.65	9.83

Total	41.24	42.56	41.64	42.14

Operating margin per compensated man-day	$19.44	$16.05	$18.78	$16.33

Operating margin	32.0%	27.4%	31.1%	27.9%

Average compensated occupancy	93.9%	86.9%	93.1%	86.2%

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Managed Only Facilities:
Revenue per compensated man-day	$38.60	$37.13	$38.50	$36.90
Operating expenses per compensated man-day:
Fixed expense	24.32	23.50	24.36	23.56
Variable expense	8.43	8.25	8.43	8.21

Total	32.75	31.75	32.79	31.77

Operating margin per compensated man-day	$5.85	$5.38	$5.71	$5.13

Operating margin	15.2%	14.5%	14.8%	13.9%

Average compensated occupancy	96.6%	95.7%	96.4%	96.3%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our 2,016-bed Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of June 30, 2006, we housed 1,343 BOP inmates at this facility. Total revenue at this facility increased by $7.6 million and $17.7 million during the three and six months ended June 30, 2006 compared with the same periods in the prior year. This increase in revenue was also attributable to an increase in USMS inmates held at this facility during the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
During April 2006, we modified an agreement with Williamson County, Texas to house non-criminal detainees from the ICE under an inter-governmental service agreement between Williamson County and the ICE. The agreement enables the ICE to accommodate non-criminal aliens being detained for deportation at our T. Don Hutto Residential Center in Taylor, Texas. We originally announced an agreement in December 2005 to house up to 600 male detainees for the ICE. However, for various reasons, the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which was effective beginning May 8, 2006, provides for an indefinite term. Although we expect this new agreement to contribute to increased revenue and operating margins, the increase in the operating margin was positively affected during the second quarter of 2006 because the agreement provides for a fixed monthly payment based on the 512-bed capacity of the facility, even though detainee populations were minimal during the second quarter of 2006. We expect operating expenses to increase as utilization continues to increase. As of July 31, 2006, we held 196 non-criminal detainees at this facility.
As a result of increased inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility located in San Diego, California, total revenues increased by $2.3 million and $3.1 million during the three- and six-month periods ended June 30, 2006, compared with the same periods in the prior year. The average compensated occupancy during the three- and six-month periods in 2005 was 83.0% and 92.2%, respectively, compared with average compensated occupancy during the three- and six-month periods in 2006 of 108.8% and 105.8%, respectively. Effective July 1, 2005, the ICE awarded us a contract for the continued management at this facility.
During the first six months of 2006, our 1,600-bed Prairie Correctional Facility in Appleton, Minnesota housed a daily average of approximately 1,555 inmates as a result of new contract awards in mid-2004 and subsequent increasing demand for beds from the states of Minnesota, Washington, and under a new contract with Idaho, compared with a daily average of approximately 531 inmates during the same period in the prior year. As a result, total revenue increased by $4.8 million and $10.8 million at this facility during the three and six months ended June 30, 2006 compared with the same periods in the prior year. In early 2006, we were notified by the state of Idaho of their intention to withdraw their inmates from the Prairie facility. The state of Idaho substantially completed this withdrawal during the second quarter of 2006.
Due to a combination of rate increases and/or an increase in population at our 2,304-bed Central Arizona Detention Center, 1,824-bed Florence Correctional Center, and 656-bed Otter Creek Correctional Center, primarily from the USMS, the state of Hawaii, and the state of Kentucky, total management and other revenue at these facilities increased during the three- and six-month periods ended June 30, 2006 from the comparable periods in 2005, by $5.2 million and $8.9 million, respectively.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from the ICE, pursuant to a subcontract between the BOP and the ICE. The

BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from the ICE at this facility under an inter-governmental service agreement between the City of Eloy and the ICE, effectively providing the ICE the ability to fully utilize Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the previous contract with the BOP. Although the new contract does not provide for a guaranteed occupancy, we expect over time that the facility will be substantially occupied by the ICE detainees. As of June 30, 2006, this facility housed 1,186 ICE detainees and 157 inmates from the state of Washington. Total revenue decreased by $1.9 million and $3.0 million during the three and six months ended June 30, 2006 compared with the same periods in the prior year as a result of the loss of the BOP inmates.
During the first quarter of 2006, we re-opened our 1,440-bed North Fork Correctional Facility located in Sayre, Oklahoma, with a small population of inmates from the state of Vermont. Although we expect to accommodate additional inmate populations from the state of Vermont at the North Fork Correctional Facility due to that state’s overcrowding, the facility was re-opened in anticipation of additional inmate population needs from various existing state and federal customers. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred out of the facility in order to satisfy a contractual provision mandated by the state of Wisconsin. During the three and six months ended June 30, 2006, we incurred operating losses (total revenue less total operating expenses) of $1.1 million and $1.6 million, respectively, compared with operating losses of $0.3 million and $0.7 million in the same periods in the prior year.
In June 2006, we entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at our North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement. As of July 31, 2006, this facility housed 89 and 415 inmates from the states of Vermont and Wyoming, respectively.
Based on our expectation of increased demand from a number of existing state and federal customers, we intend to expand our North Fork Correctional Facility by 960 beds. We expect to begin construction during the third quarter of 2006 and anticipate that construction will be completed during the fourth quarter of 2007, at an estimated cost of $55.0 million.
During October 2005, construction was completed on the Stewart Detention Center in Stewart County, Georgia and the facility became available for occupancy. Accordingly, we began depreciating the new facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During the three- and six-month periods ended June 30, 2005, we capitalized $0.9 million and $1.9 million, respectively, in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because the facility has been vacant since completion of construction, our overall occupancy percentage has been negatively impacted as a result of the additional vacant beds available at the Stewart facility.
In July 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement will enable ICE to accommodate detainees at our Stewart Detention Center. The agreement with Stewart County is effective through December 31, 2011, and provides for an indefinite number of renewal options. We expect to begin receiving ICE detainees at the Stewart facility on or about October 1, 2006 and expect that ICE will substantially occupy the Stewart facility sometime during 2007. We expect to incur capital expenditures of approximately $5.5 million to modify the facility to meet ICE requests.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $82.1 million. We expect to relocate approximately 800 Alaskan inmates from our Florence Correctional Center into this new facility by the end of the third quarter 2006. The beds that will be made available at the Florence facility are expected to be used to satisfy anticipated state and federal demand for detention beds in the Arizona area. The balance of beds available at the Red Rock facility is expected to be substantially occupied by the states of Hawaii and Alaska by December 2006.
While start-up activities and staffing expenses incurred in preparation for the arrival of detainees at the Stewart Detention Center and inmates at the Red Rock Correctional Center are expected to have an adverse impact on our results of operations during the second half of 2006, the utilization of this increased bed capacity is expected to contribute to an increase in revenue and profitability in 2007.
Managed-Only Facilities
Our operating margins increased at managed-only facilities during the three and six months ended June 30, 2006 to 15.2% and 14.8%, respectively, from 14.5% and 13.9%, respectively, during the same periods in 2005 primarily as a result of an increase in inmate populations at the newly expanded Lake City Correctional Facility located in Lake City, Florida. The Lake City Correctional Facility was expanded from 350 beds to 893 beds late in the first quarter of 2005. The average daily inmate population at the Lake City Correctional Facility during the three- and six-month periods ended June 30, 2006 was approximately 891 and 890 inmates, respectively, compared with approximately 615 and 483 inmates, respectively, during the same periods in 2005.
During November 2005, the Florida Department of Management Services (DMS) solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem compared to current levels, which will result in a reduction in revenue and operating margin at this facility in the future.
In December 2005, the Florida DMS announced that we were awarded the project to design, construct, and operate expansions through June 30, 2007 at the Bay Correctional Facility located in Panama City, Florida by 235 beds and the Gadsden Correctional Institution located in Quincy, Florida by 384 beds. Both of these expansions will be funded by the state of Florida and construction is expected to be complete during the third quarter of 2007.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the Hernando County Jail we manage in Brooksville, Florida, increasing the design capacity to

730 beds. As a result of the expansion, the average daily inmate population during the three-and six-month periods ended June 30, 2006 was approximately 660 and 628 inmates, respectively, compared with approximately 463 and 449 inmates, respectively, during the same periods in 2005, contributing to an increase in revenue of $0.9 million and $1.6 million, respectively, during the three- and six-month periods ended June 30, 2006 from the same periods in 2005. However, the facility experienced an increase in operating expenses during the first quarter of 2006 to manage the increasing population levels and as a result of an increase in expenses associated with outstanding litigation, mitigating the increase in revenue.
During June 2005, Bay County, Florida solicited proposals for the management of the Bay County Jail beginning October 1, 2006. During April 2006, we were selected for the continued management and construction of both new and replacement beds at the facility. During May 2006, we signed a new contract for the continued management of the Bay County Jail for a base term of six years with one six-year renewal option. The construction of the new and replacement beds at the facility will be paid by Bay County at a fixed price, and is expected to be complete during the second quarter of 2008. We do not expect a material change in inmate populations resulting from these new agreements.
During May 2006, we announced that we were awarded a contract with the New Mexico Department of Corrections to operate and manage the State-owned Camino Nuevo Female Correctional Facility. The 192-bed facility located in Albuquerque, New Mexico will house overflow offenders from our New Mexico Women’s Correctional Facility located in Grants, New Mexico. Eventually, the facility will also function as a pre-release center for female offenders that will be re-entering the community. The facility began receiving an initial population of females in July 2006.
General and administrative expense
For the three months ended June 30, 2006 and 2005, general and administrative expenses totaled $16.0 million and $13.6 million, respectively, while general and administrative expenses totaled $30.3 million and $26.1 million, respectively, during the six months ended June 30, 2006 and 2005. General and administrative expenses increased from the first six months of 2005 primarily due to an increase in salaries and benefits, including an increase of $0.8 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options (including an increase of $0.4 million during the second quarter of 2006 from the second quarter of 2005), and $1.1 million of stock option expense (including an increase of $1.0 million during the second quarter of 2006 from the second quarter of 2005).
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ended December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation was charged to general and administrative expense, including $0.7 million during the first six months of 2005 ($0.2 million during the first quarter and $0.5 million during the second quarter). For the year ending December 31, 2006, we currently expect to recognize approximately $3.3 million of general and administrative expense for the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of each restricted share award. During the three and six months ended June 30, 2006, we recognized $0.8 million and $1.5 million, respectively, for such expense.
Further, on January 1, 2006, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to a compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter. For the year ending December 31, 2006, we currently expect to recognize $1.6 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006, including $0.1 million recognized during the first quarter of 2006 and $1.0 million recognized during the second quarter of 2006. We currently have $3.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 3.0 years.
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

Depreciation and amortization
For the three months ended June 30, 2006 and 2005, depreciation and amortization expense totaled $16.3 million and $14.8 million, respectively. For the six months ended June 30, 2006 and 2005, depreciation and amortization expense totaled $32.0 million and $28.8 million, respectively. The increase in depreciation and amortization from the comparable periods in 2005 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2006 and 2005. Gross interest expense, net of capitalized interest, was $16.6 and $16.7 million, respectively, for the three months ended June 30, 2006 and 2005 and was $33.6 million and $35.4 million, respectively, for the six months ended June 30, 2006 and 2005. Gross interest expense is based on outstanding borrowings under our senior bank credit facility, our outstanding senior notes, convertible subordinated notes payable balances (until converted), and amortization of loan costs and unused facility fees. Interest expense declined from the comparable periods in 2005 as a result of the aforementioned refinancing and recapitalization transactions completed during the first six months of 2005, additional refinancing transactions completed during the first quarter of 2006, as further described hereafter, and as a result of an increase in capitalized interest.
Gross interest income was $2.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. Gross interest income was $3.9 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $1.5 million and $1.2 million during the three months ended June 30, 2006 and 2005, respectively, and was $2.8 million and $2.3 million during the six months ended June 30, 2006 and 2005, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the three months ended June 30, 2005, expenses associated with debt refinancing and recapitalization transactions were $0.2 million. For the six months ended June 30, 2006 and 2005, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and $35.3 million, respectively.
The charges in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility. The charges in the first quarter of 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The charges in the second quarter of 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility, whereby we reduced the interest rate margins associated with the facility and prepaid $20.0 million of the term portion of the facility with proceeds from a draw of a like amount on the revolving portion of the facility.
Income tax (expense) benefit
We incurred income tax expense of $15.0 million and $27.5 million for the three and six months ended June 30, 2006, respectively, while we incurred income tax expense of $7.8 million and $3.4 million for the three and six months ended June 30, 2005, respectively.
Our effective tax rate was 37% during both the three and six months ended June 30, 2006 compared with 35% and 36%, respectively, during the same periods in the prior year. The lower effective tax rates during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first and second quarters of 2005. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue during the three and six months ended June 30, 2005 was $5.6 million and $10.7 million, respectively, and total operating expenses were $5.0 million and $10.8 million, respectively. After depreciation expense and income taxes, the facility generated income of $0.4 million and a loss of $0.2 million for the three and six months ended June 30, 2005, respectively.
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
As a result of increasing demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we have intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. We can provide no assurance, however, that the increased capacity that we construct will be utilized.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that commenced during the fourth quarter of 2005 and is expected to be completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million, which we will fund by utilizing our cash on hand. The estimated remaining cost to complete the expansion is $12.1 million as of June 30, 2006. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during the fourth quarter of 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to our recently completed Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed during the second half of 2007 at an estimated cost of approximately $100 million with a remaining cost to complete of approximately $80.3 million as of June 30, 2006. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by the state of Hawaii. As of June 30, 2006, we housed approximately 1,850 inmates from the state of Hawaii.
Based on our expectations for increased federal demand for detention space along the Texas border with Mexico, we are proceeding with the expansion of our 480-bed Webb County Detention Center located in Laredo, Texas by 722 beds. The expansion, estimated to cost approximately $38.9 million, is expected to be complete during the first quarter of 2008.
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our North Fork Correctional Facility by 960 beds, our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds, and our 568-bed at Crossroads Correctional Center in Shelby,

Montana, by 96 beds. The estimated cost to complete these expansions is approximately $81 million. As previously described herein, we recently signed a contract with the state of Wyoming for up to 600 inmates at the North Fork facility, which also houses inmates from the state of Vermont. Our Tallahatchie facility was 91% occupied as of June 30, 2006, mostly with inmates from the state of Hawaii, while our Crossroads facility was 100% occupied with inmates from the state of Montana and the USMS.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through the first quarter of 2008:

			Estimated remaining
			cost to complete as
		Estimated	of June 30, 2006
Facility	No. of beds	completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$12,105
Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,500
Saguaro Correctional Facility Eloy, AZ	1,896	Second half 2007	80,299
North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	55,000
Tallahatchie County Correctional Facility Tutwiler, MS	360	Fourth quarter 2007	20,500
Webb County Detention Center Lardeo, TX	722	First quarter 2008	38,241

Total	4,394		$211,645

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015, subject to extension by the County. Upon expiration of any lease term, ownership of the applicable portion of the facility automatically reverts to the County. The County has the right to buy out the Initial and Expansion portions of the facility at various times prior to the end term of the ground lease at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed. However, we did not lose any inmates at this facility as a result of the expiration, as we had the ability to consolidate inmates from the Existing Premises to the Initial and Expansion Premises. Ownership of the 200-bed Expansion Premises reverts to the County in December 2007. The Company is currently negotiating with the County to extend the reversion date of the Expansion Premises. However, if we are unsuccessful, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility. However, we can provide no assurance that we will be able to retain these inmate populations.
We continue to pursue additional expansion and development opportunities in order to satisfy increasing demand from existing and potential customers.
Additionally, we believe investments in technology enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first six months of 2006, we capitalized $7.4 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $6.7 million in information technology expenditures during the remainder of 2006.
We have the ability to fund our capital expenditure requirements, including our construction projects, information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our new revolving credit facility.
The term loan portion of our old senior bank credit facility was scheduled to mature on March 31, 2008, while the revolving portion of the old facility, which as of December 31, 2005 had an outstanding balance of $10.0 million along with $36.5 million in outstanding letters of credit under a subfacility, was scheduled to mature on March 31, 2006. During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The new revolving credit facility has a five-year term and currently has no outstanding balance other than $36.9 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the new revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the new revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The new revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 1.00%.
During the six months ended June 30, 2005, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carryforwards to offset our taxable income. However, we paid $15.5 million in tax payments primarily for the repayment of excess refunds we received in 2002 and 2003. During 2006, we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006, with an obligation to pay a full year’s taxes beginning in 2007. We currently expect to pay an aggregate of approximately $16.5 million in federal and state income taxes during 2006.
As of June 30, 2006, our liquidity was provided by cash on hand of $55.4 million, investments of $60.8 million, and $113.1 million available under our $150.0 million revolving credit facility. During the six months ended June 30, 2006 and 2005, we generated $91.8 million and $51.5 million, respectively, in cash through operating activities, and as of June 30, 2006 and 2005, we had net working capital of $205.5 million and $138.7 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after-tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. At June 30, 2006, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 6.0 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels) and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba3” currently (an improvement by four ratings levels).
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2006 was $91.8 million, compared with $51.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the six months ended June 30, 2006 was due to the increase in operating income, interest expense savings resulting from our refinancing activities, as well as a reduction in cash taxes paid from the first six months of 2005 for the aforementioned repayment during 2005 of excess tax refunds received in 2003 and 2002. Positive fluctuations in working capital during the first six months of 2006 compared with the same period in the prior year also contributed to the increase in cash provided by operating activities.
Investing Activities
Our cash flow used in investing activities was $106.5 million for the six months ended June 30, 2006 and was primarily attributable to capital expenditures during the six-month period of $64.6 million and included expenditures for acquisitions and development of $42.5 million primarily related to the aforementioned facility expansion and development projects during the period. Cash flow used in investing activities during the first six months of 2006 was also attributable to $41.8 million of additional purchases of investments in auction rate certificates in order to maximize interest income. Our cash flow used in investing activities was $40.1 million for the six months ended June 30, 2005 and was primarily attributable to capital expenditures during the six-month period of $43.1 million and included expenditures for acquisitions and development of $25.0 million related to the various facility expansion and development projects, including primarily the completion of construction of our Stewart Detention Center located in Lumpkin, Georgia, and the commencement of construction of our Red Rock Correctional Center located in Eloy, Arizona.
Financing Activities
Our cash flow provided by financing activities was $5.3 million for the six months ended June 30, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first six months, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation. The income tax benefit of equity compensation was reported as a financing activity in 2006 pursuant to SFAS 123R, and as an operating activity in 2005. Our cash flow used in financing activities was $16.4 million for the six months ended June 30, 2005 and was primarily attributable to refinancing and recapitalization transactions completed during the first six months of 2005. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the old senior bank credit facility of $110 million and pay fees and expenses related thereto. These transactions resulted in fees and expenses of $35.9 million paid during the first six months of 2005.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2006 (in thousands):

	Payments Due By Year Ended December 31,
	2006 (remainder)	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$41	$—	$—	$—	$—	$975,000	$975,041
Environmental remediation	838	—	—	—	—	—	838
Citrus County Detention Facility expansion	11,323	782	—	—	—	—	12,105
Operating leases	215	435	444	453	462	2,195	4,204

Total contractual cash obligations	$12,417	$1,217	$444	$453	$462	$977,195	$992,188

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the six months ended June 30, 2006, we paid $30.9 million in interest, including capitalized interest. We had $36.9 million of letters of credit outstanding at June 30, 2006 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2006 or 2005.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact that FIN 48 will have on our financial position or results of operations and currently plan to adopt FIN 48 on January 1, 2007.
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
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of June 30, 2006, there were no amounts outstanding under our revolving credit facility (other than $36.9 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of June 30, 2006, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
The Company’s 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 11, 2006. A total of 33,348,569 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.
At the Annual Meeting, the following twelve nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 32,742,248 votes, or 98.2% of the shares present at the meeting:

	Shares Voted
Name of Nominee	For	Withheld
William F. Andrews	32,894,632	453,937
John D. Ferguson	33,295,539	53,030
Donna M. Alvarado	33,288,075	60,494
Lucius E. Burch, III	33,314,782	33,787
John D. Correnti	33,306,377	42,192
John R. Horne	33,307,666	40,903
C. Michael Jacobi	33,307,813	40,756
Thurgood Marshall, Jr.	33,284,893	63,676
Charles L. Overby	32,742,248	606,321
John R. Prann, Jr.	33,306,392	42,177
Joseph V. Russell	33,307,601	40,968
Henri L. Wedell	33,315,066	33,503

Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.
Also at the Annual Meeting, on a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2006, 33,299,688 shares, or 99.9% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 45,833 shares voted against the proposal and 3,048 shares abstained.

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
Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, including (1) the integrated audit of the Company’s 2006 financial statements and internal controls over financial reporting; (2) the annual subscription to accounting research software tools; and (3) certain tax services pertaining to state and local tax issues and credit opportunities.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
4.1	Warrant No. W-3 to Purchase Shares of Common Stock of the Company dated December 28, 2000 issued to CFE, Inc.

4.2	Warrant No. W-4 to Purchase Shares of Common Stock of the Company dated December 28, 2000 issued to Bank of America, N.A.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA
Date: August 7, 2006
/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.
Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer, Assistant Secretary and Principal Accounting Officer