Form 10-Q
period 2006-09-30
CORRECTIONS CORP OF AMERICA
filed 2006-11-07
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each class of Common Stock as of October 31, 2006:
Shares of Common Stock, $0.01 par value per share: 60,727,290 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$58,066	$64,901
Restricted cash	11,676	11,284
Investments	71,728	19,014
Accounts receivable, net of allowance of $2,053 and $2,258, respectively	211,185	176,560
Deferred tax assets	18,198	32,488
Prepaid expenses and other current assets	19,965	15,884

Total current assets	390,818	320,131

Property and equipment, net	1,772,634	1,710,794

Investment in direct financing lease	15,691	16,322
Goodwill	15,246	15,246
Other assets	24,755	23,820

Total assets	$2,219,144	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$165,733	$141,090
Income taxes payable	2,660	1,435
Current portion of long-term debt	296	11,836
Current liabilities of discontinued operations	506	1,774

Total current liabilities	169,195	156,135

Long-term debt, net of current portion	976,040	963,800
Deferred tax liabilities	27,203	12,087
Other liabilities	38,357	37,660

Total liabilities	1,210,795	1,169,682

Commitments and contingencies

Common stock – $0.01 par value; 80,000 shares authorized; 60,670 and 59,541 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	607	595
Additional paid-in capital	1,519,042	1,505,986
Deferred compensation	—	(5,563)
Retained deficit	(511,300)	(584,387)

Total stockholders’ equity	1,008,349	916,631

Total liabilities and stockholders’ equity	$2,219,144	$2,086,313

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE:
Management and other	$338,206	$303,368	$978,355	$872,488
Rental	1,061	999	3,146	2,955

	339,267	304,367	981,501	875,443

EXPENSES:
Operating	249,121	226,006	723,969	664,353
General and administrative	16,379	14,352	46,717	40,477
Depreciation and amortization	17,538	15,315	49,567	44,132

	283,038	255,673	820,253	748,962

OPERATING INCOME	56,229	48,694	161,248	126,481

OTHER EXPENSES:
Interest expense, net	14,825	15,273	44,503	48,245
Expenses associated with debt refinancing and recapitalization transactions	—	—	982	35,269
Other (income) expenses	(299)	191	(413)	240

	14,526	15,464	45,072	83,754

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,703	33,230	116,176	42,727

Income tax expense	(15,573)	(12,437)	(43,089)	(15,817)

INCOME FROM CONTINUING OPERATIONS	26,130	20,793	73,087	26,910

Loss from discontinued operations, net of taxes	—	—	—	(193)

NET INCOME	$26,130	$20,793	$73,087	$26,717

		—
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.44	$0.35	$1.22	$0.47
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.44	$0.35	$1.22	$0.47

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.34	$1.19	$0.45
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.34	$1.19	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,087	$26,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,567	44,318
Amortization of debt issuance costs and other non-cash interest	3,396	4,034
Expenses associated with debt refinancing and recapitalization transactions	982	35,269
Deferred income taxes	28,441	12,402
Income tax benefit of equity compensation	(10,553)	5,220
Other expenses	(416)	231
Non-cash equity compensation	4,705	2,210
Other non-cash items	458	822
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(39,088)	(20,091)
Accounts payable, accrued expenses and other liabilities	20,302	8,468
Income taxes payable	11,778	(20,175)

Net cash provided by operating activities	142,659	99,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisitions, development, and expansions	(73,012)	(48,658)
Expenditures for other capital improvements	(35,236)	(24,727)
(Increase) decrease in restricted cash	(184)	1,897
Purchases of investments	(52,714)	(211)
Proceeds from sale of assets	62	1,039
Decrease in other assets	160	758
Payments received on direct financing lease and notes receivable	559	489

Net cash used in investing activities	(160,365)	(69,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	150,000	375,000
Scheduled principal repayments	(133)	(835)
Other principal repayments	(148,950)	(360,135)
Payment of debt issuance and other refinancing and related costs	(3,972)	(36,224)
Income tax benefit of equity compensation	10,553	—
Purchase and retirement of common stock	(7,030)	(33)
Proceeds from exercise of stock options and warrants	10,403	7,679

Net cash provided by (used in) financing activities	10,871	(14,548)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,835)	15,464

CASH AND CASH EQUIVALENTS, beginning of period	64,901	50,938

CASH AND CASH EQUIVALENTS, end of period	$58,066	$66,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,434 and $3,689 in 2006 and 2005, respectively)	$44,670	$43,491

Income taxes	$6,790	$15,636

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2005	59,541	$595	$1,505,986	$(5,563)	$(584,387)	$916,631

Comprehensive income:

Net income	—	—	—	—	73,087	73,087

Total comprehensive income	—	—	—	—	73,087	73,087

Issuance of common stock	—	—	37	—	—	37

Retirement of common stock	(252)	(3)	(7,027)	—	—	(7,030)

Amortization of deferred compensation, net of forfeitures	(51)	—	3,359	—	—	3,359

Income tax benefit of equity compensation	—	—	10,553	—	—	10,553

Restricted stock grant	256	3	(3)	—	—	—

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—

Compensation of unvested stock options	—	—	1,309	—	—	1,309
Stock options exercised	1,176	12	10,391	—	—	10,403

Balance as of September 30, 2006	60,670	$607	$1,519,042	$—	$(511,300)	$1,008,349

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2004	53,123	$531	$1,451,708	$(1,736)	$(634,509)	$815,994

Comprehensive income:

Net income	—	—	—	—	26,717	26,717

Total comprehensive income	—	—	—	—	26,717	26,717

Conversion of subordinated notes	5,043	50	29,928	—	—	29,978

Issuance of common stock	2	—	51	—	—	51

Retirement of common stock	(1)	—	(33)	—	—	(33)

Amortization of deferred compensation, net of forfeitures	(18)	—	(142)	2,301	—	2,159

Income tax benefit of equity compensation	—	—	5,220	—	—	5,220

Restricted stock grant	296	3	6,993	(6,996)	—	—

Warrants exercised	107	1	999	—	—	1,000

Stock options exercised	776	8	6,671	—	—	6,679

Balance as of September 30, 2005	59,328	$593	$1,501,395	$(6,431)	$(607,792)	$887,765

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
1.	ORGANIZATION AND OPERATIONS

As of September 30, 2006, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 43 correctional, detention and juvenile facilities, three of which are leased to other operators. As of September 30, 2006, the Company operated 65 facilities, including 40 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional correctional facility in Eloy, Arizona that is expected to be completed mid-2007.

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

Reclassifications have been made to certain 2005 balance sheet amounts to conform with the 2006 presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that SFAS 157 will have on the Company’s financial position, results of operations, and disclosures.

4.	STOCK SPLIT

On August 3, 2006, the Company announced that its Board of Directors had declared a 3-for-2 stock split to be effected in the form of a 50% stock dividend on its common stock. The stock dividend was payable on September 13, 2006, to stockholders of record on September 1, 2006. Each shareholder of record at the close of business on the record date received one additional share of the Company’s common stock for every two shares of common stock held on that date. Shareholders received cash in lieu of fractional shares. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the increase in common shares and corresponding decrease in the per share amounts resulting from the 3-for-2 stock split.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Effective December 30, 2005, the Company’s board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under its Amended and Restated 1997 Employee Share Incentive Plan and its Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, all unvested options became exercisable. All of the unvested options were “in-the-money” on the effective date of acceleration.

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

At September 30, 2006, the Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are generally granted with exercise prices equal to the market value at the date of grant. Vesting periods for options recently granted to employees generally range from three to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.18 and $8.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Nine Months
	Ended September 30,
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

As previously described herein, the Company’s board of directors approved the acceleration of the vesting effective December 30, 2005 of all outstanding stock options previously awarded to the Company’s executive officers and employees. Stock options outstanding at September 30, 2006, are summarized below (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	options	of options	Term	Value

Outstanding at December 31, 2005	4,994	$17.24
Granted	436	29.63
Exercised	(1,176)	8.85
Cancelled	(109)	68.47

Outstanding at September 30, 2006	4,145	$19.58	6.1	$68,974

Exercisable at September 30, 2006	3,795	$18.70	5.8	$67,290

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during the first nine months of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $27.5 million.

Nonvested stock option transactions relating to the Company’s incentive and non-qualified stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average exercise
	options	price per option
Nonvested at December 31, 2005	—	$—
Granted	436	$29.63
Cancelled	(26)	$28.54
Vested	(60)	$33.11

Nonvested at September 30, 2006	350	$29.12

The Company currently has $2.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.8 years. Notwithstanding the aforementioned accelerated vesting of all options on December 30, 2005 to avoid future compensation charges and a change in the Company’s historical business practices in 2005 with respect to awarding stock-based employee compensation by reducing the amount of stock options being issued and issuing restricted common stock to many employees who have historically been issued stock options largely as a result of the pending adoption of SFAS 123R, as a result of adopting Statement 123R on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the nine months ended September 30, 2006, are $1.3 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are both $0.01 lower than if the Company had continued to account for share-based compensation under APB 25. See Note 10 for further discussion of the compensation charges associated with the issuance of restricted common stock.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the “FSP”). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The Company elected to use the “short-cut” method when SFAS 123R was adopted on January 1, 2006. Prior to the adoption of SFAS 123R, the Company reported all tax benefits of equity compensation as operating cash flows in the consolidated statement of cash flows. In accordance with SFAS 123R, for the nine months ended September 30, 2006 the presentation of the statement of cash flows has changed from prior periods to report tax benefits from equity compensation of $10.6 million resulting from tax deductions in excess of the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows.

Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for the Company’s stock options is reflected in net income prior to January 1, 2006, except for $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as previously described herein. The following table illustrates the effect on net income and income per share for the three and nine months ended September 30, 2005 assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
As Reported:
Income from continuing operations	$20,793	$26,910
Loss from discontinued operations, net of taxes	—	(193)

Net income	$20,793	$26,717

Pro Forma:
Income from continuing operations	$20,026	$23,892
Loss from discontinued operations, net of taxes	—	(193)

Net income	$20,026	$23,699

As Reported:
Basic earnings per share:
Income from continuing operations	$0.35	$0.47
Income from discontinued operations, net of taxes	—	—

Net income	$0.35	$0.47

As Reported:
Diluted earnings per share:
Income from continuing operations	$0.34	$0.45
Income from discontinued operations, net of taxes	—	—

Net income	$0.34	$0.45

Pro Forma:
Basic earnings per share:
Income from continuing operations	$0.34	$0.41
Income from discontinued operations, net of taxes	—	—

Net income	$0.34	$0.41

Pro Forma:
Diluted earnings per share:
Income from continuing operations	$0.33	$0.39
Income (loss) from discontinued operations, net of taxes	—	—

Net income	$0.33	$0.39

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

Refer to Note 10 for further information regarding additional stock-based compensation awarded during 2006 and 2005.
6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of September 30, 2006 and December 31, 2005 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. During the first quarter of 2005, the Company recognized $138,000 of goodwill impairment resulting from the pending termination of the Company’s contract to manage the David L. Moss Criminal Justice Center located in Tulsa, Oklahoma. This charge is included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the nine months ended September 30, 2005.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(857)	$873	$(855)
Customer list	765	(410)	765	(328)
Contract values	(35,688)	21,636	(35,688)	19,294

Total	$(34,050)	$20,369	$(34,050)	$18,111

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2006 and 2005 was $1.1 million and $1.0 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2006 and 2005 was $3.4 million and $3.1 million, respectively. Interest expense associated with the amortization of contract values for the three months ended September 30, 2006 and 2005 was $0.4 million and $0.4 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2006 and 2005 was $1.2 million and $1.4 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$1,139
2007	4,552
2008	4,552
2009	3,095
2010	2,534
2011	134
7.	FACILITY ACTIVATIONS

During the first quarter of 2006, the Company re-opened its 1,440-bed North Fork Correctional Facility in Sayre, Oklahoma with a small population of inmates from the state of Vermont. The facility was also re-opened in anticipation of additional inmate population needs from various existing state and federal customers. In June 2006, the Company entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at the North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred in order to satisfy a contractual provision mandated by the state of Wisconsin.
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

In June 2006, the Company entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement will enable ICE to accommodate detainees at the Company’s 1,524-bed Stewart Detention Center in Lumpkin, Georgia. The agreement between Stewart County and the Company is effective through December 31, 2011, and provides for an indefinite number of renewal options. The Company began receiving ICE detainees at the Stewart facility during October 2006 and expects that ICE will substantially occupy the facility sometime during 2007.

During February 2005, the Company commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81 million. The beds available at the Red Rock facility are expected to be substantially occupied by inmates from the states of Hawaii and Alaska by December 2006.
8.	DISCONTINUED OPERATIONS

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

The following table summarizes the results of operations for this facility for the nine months ended September 30, 2006 and 2005 (amounts in thousands):

	For the Nine Months
	Ended September 30,
	2006	2005
REVENUE:
Managed-only	$—	$10,681

EXPENSES:
Managed-only	—	10,804
Depreciation and amortization	—	186

	—	10,990

OPERATING LOSS	—	(309)

OTHER INCOME:
Gain on disposal of assets	—	15

LOSS BEFORE INCOME TAXES	—	(294)

Income tax benefit	—	101

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(193)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2006	December 31, 2005
ASSETS
Accounts receivable	$—	$—

Total current assets	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$506	$1,774

Total current liabilities	$506	$1,774

During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. The Company’s current contract expires in January 2007. The Company expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations beginning in the first quarter of 2007 for all periods presented. The termination is not expected to have a material impact on the Company’s financial statements.
9.	DEBT

Debt outstanding as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance originally due in March 2008; interest payable periodically at variable interest rates. The interest rate was 6.0% at December 31, 2005. This loan was paid-off in connection with issuance of the 6.75% Senior Notes in January 2006.	$—	$138,950

Revolving Loan, principal due at maturity in March 2006; interest payable periodically at variable interest rates. The interest rate was 5.9% at December 31, 2005. This facility was replaced with a new revolving credit facility during the first quarter of 2006, as further described hereafter.	—	10,000

New Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	—	—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.3 million and $1.5 million was unamortized at September 30, 2006 and December 31, 2005, respectively.	201,331	201,548

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	—

Other	5	138

	976,336	975,636
Less: Current portion of long-term debt	(296)	(11,836)

	$976,040	$963,800

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

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the Term Loan E Facility, after repaying the outstanding $10.0 million balance on the Revolving Loan in January 2006 with cash on hand. Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “New Revolving Credit Facility”). The New Revolving Credit Facility was used to replace the existing Revolving Loan, including any outstanding letters of credit issued thereunder, which totaled $37.4 million as of September 30, 2006. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the Revolving Loan and pay-off of the Term Loan E Facility.

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
10.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2006, the Company issued 256,014 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.4 million, including 202,464 restricted shares to employees whose compensation is charged to general and administrative expense and 53,550 restricted shares to employees whose compensation is charged to operating expense. During 2005, the Company issued 295,539 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 233,334 restricted shares to employees whose compensation is charged to general and administrative expense and 62,205 shares to employees whose compensation is charged to operating expense.

The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, 136,510 shares issued in 2006 and 161,925 shares issued in 2005 to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Because the first performance criteria with respect to the restricted shares issued in 2005 were satisfied, one-third of such shares issued and still outstanding on the date the performance criteria were deemed satisfied, or 52,830 restricted shares, became vested in March 2006. Unless earlier vested under the terms of the restricted stock, the remaining 119,504 shares of restricted stock issued in 2006 and 133,614 shares of restricted stock issued in 2005 to certain other employees of the Company vest during 2009 and 2008, respectively, as long as the employees awarded such shares do not terminate employment prior to the vesting dates.

During 2004 and 2003, the Company issued 78,900 shares and 141,750 shares of restricted common stock, respectively, to certain of the Company’s wardens. Each of the aggregate grants was valued at $1.6 million on the date of the award. All of the shares granted during 2003 vested during February 2006, while all of the shares granted during 2004 vest during 2007. Nonvested restricted common stock transactions as of September 30, 2006 and for the nine months ended September 30, 2006 are summarized below (in thousands, except per share amounts).

	Shares of	Weighted
	restricted	average grant date
	common stock	fair value
Nonvested at December 31, 2005	477	$21.41
Granted	256	$28.82
Cancelled	(52)	$26.28
Vested	(178)	$16.00

Nonvested at September 30, 2006	503	$26.60

During the three months ended September 30, 2006, the Company expensed $1,228,000, net of forfeitures, relating to restricted common stock ($345,000 of which was recorded in operating expenses and $883,000 of which was recorded in general and administrative expenses), while during the three months ended September 30, 2005, the Company expensed $871,000 net of forfeitures, relating to restricted common stock ($361,000 of which was recorded in operating expenses and $510,000 of which was recorded in general and administrative expenses). During the nine months ended September 30, 2006, the Company expensed $3,359,000, net of forfeitures, relating to restricted common stock ($963,000 of which was recorded in operating expenses and $2,396,000 of which was recorded in general and administrative expenses), while during the nine months ended September 30, 2005, the Company expensed $2,159,000, net of forfeitures, relating to restricted common stock ($985,000 of which was recorded in operating expenses and $1,174,000 of which was recorded in general and administrative expenses). As of September 30, 2006, 502,562 of these shares of restricted stock remained outstanding and subject to vesting. The unrecognized compensation related to these shares was approximately $8.0 million as of September 30, 2006 and is expected to be recognized over a weighted average period of 2.0 years.
11.	EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
NUMERATOR
Basic:
Income from continuing operations	$26,130	$20,793	$73,087	$26,910
Loss from discontinued operations, net of taxes	—	—	—	(193)

Net income	$26,130	$20,793	$73,087	$26,717

Diluted:
Income from continuing operations	$26,130	$20,793	$73,087	$26,910
Interest expense applicable to convertible notes, net of taxes	—	—	—	124

Diluted income from continuing operations	26,130	20,793	73,087	27,034
Loss from discontinued operations, net of taxes	—	—	—	(193)

Diluted net income	$26,130	$20,793	$73,087	$26,841

DENOMINATOR
Basic:
Weighted average common shares outstanding	60,021	58,661	59,693	57,291

Diluted:
Weighted average common shares outstanding	60,021	58,661	59,693	57,291
Effect of dilutive securities:
Stock options and warrants	1,540	1,627	1,500	1,761
Convertible notes	—	—	—	1,091
Restricted stock-based compensation	147	186	166	153

Weighted average shares and assumed conversions	61,708	60,474	61,359	60,296

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.44	$0.35	$1.22	$0.47
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.44	$0.35	$1.22	$0.47

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.34	$1.19	$0.45
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.34	$1.19	$0.45

12.	COMMITMENTS AND CONTINGENCIES

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

Guarantees

Hardeman County Correctional Facilities Corporation (“HCCFC”) is a nonprofit, mutual benefit corporation organized under the Tennessee Nonprofit Corporation Act to purchase, construct, improve, equip, finance, own and manage a correctional facility located in Hardeman County, Tennessee. HCCFC was created as an instrumentality of Hardeman County to implement the County’s incarceration agreement with the state of Tennessee to house certain inmates.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $52.0 million at September 30, 2006 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2006, the outstanding principal balance of the bonds exceeded the purchase price option by $12.2 million. The Company also maintains a restricted cash account of $5.5 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.
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

The Company’s effective tax rate was approximately 37% during both the three and nine months ended September 30, 2006 and 2005. The effective tax rates during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were favorably impacted by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. The effective tax rates during 2006 were also favorably impacted by changes in the Company’s valuation allowance that were applied to certain deferred tax assets as well as an increase in the income tax benefits of equity compensation during 2006. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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
14.	SEGMENT REPORTING

As of September 30, 2006, the Company owned and managed 40 correctional and detention facilities, and managed 25 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2005 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue:
Owned and managed	$245,302	$214,096	$705,191	$615,018
Managed-only	88,308	85,882	261,458	246,115

Total management revenue	333,610	299,978	966,649	861,133

Operating expenses:
Owned and managed	166,585	151,342	483,499	440,299
Managed-only	76,841	69,645	224,277	207,603

Total operating expenses	243,426	220,987	707,776	647,902

Facility contribution:
Owned and managed	78,717	62,754	221,692	174,719
Managed-only	11,467	16,237	37,181	38,512

Total facility contribution	90,184	78,991	258,873	213,231

Other revenue (expense):
Rental and other revenue	5,657	4,389	14,852	14,310
Other operating expense	(5,695)	(5,019)	(16,193)	(16,451)
General and administrative	(16,379)	(14,352)	(46,717)	(40,477)
Depreciation and amortization	(17,538)	(15,315)	(49,567)	(44,132)

Operating income	$56,229	$48,694	$161,248	$126,481

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Capital expenditures:
Owned and managed	$36,632	$25,640	$85,788	$62,735
Managed-only	6,915	1,331	15,237	3,548
Corporate and other	5,212	2,648	13,597	12,434

Total capital expenditures	$48,759	$29,619	$114,622	$78,717

The assets for the reportable segments are as follows (in thousands):

	September 30, 2006	December 31, 2005
Assets:
Owned and managed	$1,764,458	$1,672,941
Managed-only	115,466	92,101
Corporate and other	339,220	321,271

Total assets	$2,219,144	$2,086,313

15.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 2005, $30.0 million of convertible subordinated notes were converted into 5.0 million shares of common stock. As a result, long term debt was reduced by, and common stock and additional paid-in capital were increased by, $30.0 million.

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
OVERVIEW
The Company
As of September 30, 2006, we owned 43 correctional, detention and juvenile facilities, three of which we leased to other operators. As of September 30, 2006, we operated 65 facilities, including 40 facilities that we owned, with a total design capacity of approximately 72,500 beds in 19 states and the District of Columbia. We are also constructing an additional correctional facility in Eloy, Arizona that is expected to be completed during mid-2007.
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
Asset impairments. As of September 30, 2006, we had $1.8 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of September 30, 2006, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We currently expect to utilize our remaining federal net operating losses in 2006. We also have approximately $10.0 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.7 million for the estimated amount of the net operating losses that will expire unused, in addition to a $6.0 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of September 30, 2006, we had $34.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of September 30, 2006, we had $15.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)
Completion of construction at the Stewart Detention Center	October 10, 2005	1	—	—	(1)	—

Facilities as of December 31, 2005		39	24	3	—	66

Completion of construction at the Red Rock Correctional Center	July 1, 2006	1	—	—	—	1
Management contract awarded for the Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	—	1

Facilities as of September 30, 2006		40	25	3	—	68

We also have an additional facility located in Eloy, Arizona that is under construction as of September 30, 2006. This facility is not counted in the foregoing table because it currently has no impact on our results of operations.

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005
Net income was $26.1 million, or $0.42 per diluted share, for the three months ended September 30, 2006, compared with net income of $20.8 million, or $0.34 per diluted share, for the three months ended September 30, 2005. During the nine months ended September 30, 2006, we generated net income of $73.1 million, or $1.19 per diluted share, compared with net income of $26.7 million, or $0.45 per diluted share, for the nine months ended September 30, 2005.
Net income during the three and nine months ended September 30, 2006 was favorably impacted by the increase in operating income of $7.5 million, or 15%, for the three-month period over the prior year and $34.8 million, or 27%, for the nine-month period over the prior year. Contributing to the increase in operating income during 2006 compared with the previous year was an increase in occupancy levels across our portfolio of facilities and the commencement of selected new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Net income during the nine months ended September 30, 2005 was negatively impacted by a $35.3 million charge associated with debt refinancing transactions completed during the first and second quarters of 2005, as further described hereafter, which consisted of a tender premium paid to the holders of the 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, estimated fees and expenses associated with the tender offer, and the write-off of existing deferred loan costs associated with the purchase of the 9.875% senior notes and a lump sum pay-down of our old senior bank credit facility, as well as the write-off of existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue per compensated man-day	$52.81	$50.82	$52.46	$50.35
Operating expenses per compensated man-day:
Fixed expense	28.63	28.17	28.56	28.66
Variable expense	9.90	9.27	9.85	9.22

Total	38.53	37.44	38.41	37.88

Operating margin per compensated man-day	$14.28	$13.38	$14.05	$12.47

Operating margin	27.0%	26.3%	26.8%	24.8%

Average compensated occupancy	94.5%	92.7%	94.4%	90.8%

Average compensated occupancy for the third quarter of 2006 increased to 94.5% from 92.7% in the third quarter of 2005 due to increases in inmate populations across our portfolio, and largely as a result of a full quarter’s impact from a contract with the Federal Bureau of Prisons, or the BOP, that commenced in June 2005 at our Northeast Ohio Correctional Center, and the commencement of a new management contract in May 2006 to house non-criminal detainees from the U.S. Immigration and Customs Enforcement, or the ICE, at our T. Don Hutto Residential Center. Compensated occupancy also increased as a result of an increase in the population at our Prairie Correctional Facility largely as a result of additional inmates from the states of Minnesota, Washington and Idaho, and an increase in the population at our North Fork Correctional Facility as a result of a new management contract with the state of Wyoming, which commenced in June 2006. Further, inmate populations increased notably at our Otter Creek Correctional Facility as a result of contracts with the states of Kentucky and Hawaii to house female inmates to replace the inmates from the state of Indiana that were removed during the second quarter of 2005.
Business from our federal customers, including primarily the BOP, the U.S. Marshals Service, or the USMS, and ICE continues to be a significant component of our business. Our federal customers generated approximately 40% of our total management revenue for each of the nine months ended September 30, 2006 and 2005, increasing 13.7%, from $341.6 million during the nine months ended September 30, 2005 to $388.3 million during the nine months ended September 30, 2006. We currently expect business from our federal customers to continue to result in increasing revenue, as it did during the third quarter of 2006, based on our belief that the federal government’s enhanced focus on illegal immigration and initiatives to secure the nation’s borders will result in increased demand for federal detention services. In addition, business from our state customers increased 12.2% from $424.6 million for the nine months ended September 30, 2005 to $476.5 million for the same period in 2006, as we have also experienced an increase in demand from state customers.
Operating expenses totaled $249.1 million and $226.0 million for the three months ended September 30, 2006 and 2005, respectively, while operating expenses for the nine months ended September 30, 2006 and 2005 totaled $724.0 million and $664.4 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.

The increase in fixed expenses per compensated man-day during the three-month periods from $28.17 in 2005 to $28.63 in 2006 was primarily the result of an increase in salaries and benefits of $0.46 per compensated man-day. The increase in salaries and benefits per compensated man-day was primarily the result of staffing expenses incurred at our Stewart Detention Center in preparation for the receipt of ICE detainees, as well as modest increases in workers’ compensation, employee medical insurance, and utilities.
Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 63% of total operating expenses during the third quarter of 2006. During the three and nine months ended September 30, 2006, facility salaries and benefits expense increased $12.8 million and $27.4 million, respectively. However, salaries and benefits expense for the nine months ended September 30, 2006 decreased by $0.27 per compensated man-day compared with the same period in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population. Additionally, the decrease in salaries and benefits per compensated man-day was caused by increased staffing levels in the prior year nine-month period in anticipation of increased inmate populations at our Northeast Ohio Correctional Center due to the commencement of the new BOP contract on June 1, 2005, and at our Otter Creek Correctional Center as a result of the aforementioned transition of state inmate populations, partially offset by increased staffing levels at our Stewart Detention Center during the third quarter of 2006 in anticipation of receiving ICE detainees in October 2006 pursuant to a new contract award.
Facility variable expenses increased $0.63 per compensated man-day during each of the three and nine months ended September 30, 2006, compared with the same periods in the prior year. The increase in variable expenses per compensated man-day includes primarily an increase in legal expenses resulting from the successful negotiation of a number of outstanding legal matters in the prior year.
With regard to legal expenses, during the first nine months of 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters which, on a net basis, reduced our expenses during 2005. As a result, operating expenses associated with legal settlements increased by $2.2 million and $6.4 million during the three- and nine-month periods ended September 30, 2006, respectively, compared with the same periods in the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new lawsuits, changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Owned and Managed Facilities:
Revenue per compensated man-day	$61.27	$58.88	$60.71	$58.61
Operating expenses per compensated man-day:
Fixed expense	30.84	31.53	30.94	32.04
Variable expense	10.76	10.09	10.69	9.92

Total	41.60	41.62	41.63	41.96

Operating margin per compensated man-day	$19.67	$17.26	$19.08	$16.65

Operating margin	32.1%	29.3%	31.4%	28.4%

Average compensated occupancy	93.2%	89.9%	93.1%	87.5%

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Managed Only Facilities:
Revenue per compensated man-day	$38.18	$37.90	$38.39	$37.24
Operating expenses per compensated man-day:
Fixed expense	24.81	22.78	24.51	23.29
Variable expense	8.41	7.95	8.42	8.12

Total	33.22	30.73	32.93	31.41

Operating margin per compensated man-day	$4.96	$7.17	$5.46	$5.83

Operating margin	13.0%	18.9%	14.2%	15.7%

Average compensated occupancy	96.8%	97.4%	96.6%	96.7%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
During April 2006, we modified an agreement with Williamson County, Texas to house non-criminal detainees from the ICE under an inter-governmental service agreement between Williamson County and the ICE. The agreement enables the ICE to accommodate non-criminal aliens being detained for deportation at our T. Don Hutto Residential Center in

Taylor, Texas. We originally announced an agreement in December 2005 to house up to 600 male detainees for the ICE. However, for various reasons, the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which was effective beginning May 8, 2006, provides for an indefinite term. This new agreement contributed to increased revenue and operating margins in 2006, particularly during the third quarter of 2006 compared with the third quarter of 2005. Further, the increase in the operating margin was positively affected during the third quarter of 2006 because the agreement provides for a fixed monthly payment based on the 512-bed capacity of the facility, even though detainee populations were continuing to increase during the third quarter of 2006. We expect operating expenses at this facility to increase as utilization continues to increase.
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our 2,016-bed Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of September 30, 2006, we housed 1,338 BOP inmates at this facility. Total revenue at this facility increased by $4.0 million and $21.7 million during the three and nine months ended September 30, 2006 compared with the same periods in the prior year. This increase in revenue was also attributable to an increase in USMS inmates held at this facility during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
During the first nine months of 2006, our 1,600-bed Prairie Correctional Facility in Appleton, Minnesota housed a daily average of approximately 1,520 inmates as a result of new contract awards in mid-2004 and subsequent increasing demand for beds from the states of Minnesota and Washington, and under a new contract with the state of Idaho, compared with a daily average of approximately 692 inmates during the same period in the prior year. As a result, total revenue increased by $2.5 million and $13.4 million at this facility during the three and nine months ended September 30, 2006 compared with the same periods in the prior year. In early 2006, we were notified by the state of Idaho of their intention to withdraw their inmates from the Prairie facility. The state of Idaho substantially completed this withdrawal during the second quarter of 2006. As of September 30, 2006, we housed 1,437 inmates from the states of Washington, Minnesota, and Idaho.
As a result of increased inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility located in San Diego, California, total revenues increased by $3.5 million during the nine-month period ended September 30, 2006, compared with the same period in the prior year. The average compensated population during the nine-month period in 2005 was 1,153 compared with an average compensated population during the nine-month period in 2006 of 1,245. Effective July 1, 2005, the ICE awarded us a contract for the continued management at this facility.
Due to a combination of rate increases and/or an increase in population at our 1,794-bed, Crowley County Correctional Facility, 1,824-bed Florence Correctional Center, and 656-bed Otter Creek Correctional Center, primarily from the state of Colorado, the USMS, the state of Hawaii, and the state of Kentucky, total management and other revenue at these facilities increased during the three- and nine-month periods ended September 30, 2006 from the comparable periods in 2005, by $3.7 million and $12.2 million, respectively. However, the Florence Correctional Center experienced a slight reduction in revenues during the three-month period in 2006 compared with 2005 as a result of the transfer of Alaskan inmates to the Red Rock Correctional Center discussed in further detail hereafter.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from the ICE, pursuant to a subcontract between the BOP and the ICE. The BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from the ICE at this facility under an inter-governmental service agreement between the City of Eloy and the ICE, effectively providing the ICE the ability to fully utilize Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the previous contract with the BOP. Total revenue at this facility decreased by $2.9 million during the nine months ended September 30, 2006 compared with the same period in the prior year as a result of the loss of the BOP inmates. The average compensated occupancy during the nine months ended September 30, 2006 and 2005 was 81.3% and 94.6%, respectively. As of September 30, 2006, this facility housed 1,446 ICE detainees.
During the first quarter of 2006, we re-opened our 1,440-bed North Fork Correctional Facility located in Sayre, Oklahoma, with a small population of inmates from the state of Vermont. The facility was also re-opened in anticipation of additional inmate population needs from various existing state and federal customers. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred out of the facility in order to satisfy a contractual provision mandated by the state of Wisconsin.
In June 2006, we entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at our North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement. As of September 2006, this facility housed 96 and 441 inmates from the states of Vermont and Wyoming, respectively.
In October 2006, we announced that as a result of an emergency proclamation declared by the Governor of California, we entered into a new agreement with the state of California Department of Corrections and Rehabilitation (“CDCR”) to house California male inmates at our North Fork Correctional Facility, our Florence Correctional Center, our Diamondback Correctional Facility, our West Tennessee Detention Facility, and our Tallahatchie County Correctional Facility. The terms of the agreement include an initial three-year term and may be extended for successive two-year terms by mutual agreement. In addition, the contract provides for a guarantee of 90% of the capacity allocated to CDCR offenders. The 90% guarantee applies to beds allocated to the CDCR at each facility on the earliest of achieving 90% of the capacity designated for CDCR offenders at each facility or 120 days after the first inmate arrives at the facility. We expect to initially provide up to 1,000 beds to the CDCR. We began receiving inmates on November 3, 2006 at our West Tennessee facility, and expect approximately 1,000 CDCR inmates to be housed in the agreed upon facilities by the end of the first quarter of 2007.
Several employee unions and advocacy groups in California filed lawsuits against California officials seeking to halt the out-of-state inmate transfers. Although California courts so far have not blocked the transfers, and we began receiving CDCR inmates on November 3, 2006, we cannot predict the ultimate outcome of these lawsuits.
Based on our expectation of increased demand from a number of existing state and federal customers, we intend to expand our North Fork Correctional Facility by 960 beds. We began construction during the third quarter of 2006 and anticipate that construction will be completed during the fourth quarter of 2007, at an estimated cost of $55.0 million.
During October 2005, construction was completed on the Stewart Detention Center in Stewart County, Georgia and the facility became available for occupancy. Accordingly, we began depreciating the facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During the three- and nine-month periods ended September 30, 2005, we capitalized $0.9 million and $2.8 million, respectively, in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because the facility has been vacant since completion of construction, our overall occupancy percentage has been negatively impacted as a result of the additional vacant beds available at the Stewart facility.
In June 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from the ICE under an inter-governmental service agreement between Stewart County and the ICE. The agreement will enable the ICE to accommodate detainees at our Stewart Detention Center. The agreement with Stewart County is effective through December 31, 2011, and provides for an indefinite number of renewal options. We began receiving ICE detainees at the Stewart facility in October 2006 and expect that the ICE detainees will substantially occupy the Stewart facility sometime during 2007. As of October 31, 2006, we held 444 detainees at this facility. We expect to incur capital expenditures of approximately $5.5 million to modify the facility to meet the ICE requests.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81 million. We relocated all of the Alaskan inmates from our Florence Correctional Center into this new facility during the third quarter of 2006. The beds made available at the Florence facility are expected to be used to satisfy anticipated state and federal demand for detention beds in the Arizona area, including approximately 440 inmates from the state of California by the end of the first quarter 2007. The balance of beds available at the Red Rock facility is expected to be substantially occupied by inmates from the states of Hawaii and Alaska by December 2006. As of September 30, 2006, the Red Rock facility housed 923 Alaskan inmates and 189 Hawaiian inmates.
While start-up activities and staffing expenses incurred in preparation for the arrival of detainees at the Stewart Detention Center and inmates at the Red Rock Correctional Center have had and are expected to continue to have an adverse impact on our results of operations during the second half of 2006, the utilization of this increased bed capacity is expected to contribute to an increase in revenue and profitability in 2007.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three and nine months ended September 30, 2006 to 13.0% and 14.2%, respectively, from 18.9% and 15.7%, respectively, during the same periods in 2005 primarily as a result of an increase in salaries and benefits caused in part by an increase in employee medical insurance. The deterioration of operating margins at managed-only facilities was also as a result of a new contract at the newly expanded Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida Department of Management Services (DMS) solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility from the prior year. The Lake City Correctional Facility was expanded from 350 beds to 893 beds late in the first quarter of 2005. The average daily inmate population at the Lake City Correctional Facility during the three- and nine-month periods ended September 30, 2006 was approximately 888 and 889 inmates, respectively, compared with approximately 893 and 621 inmates, respectively, during the same periods in 2005.
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
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the Hernando County Jail we manage in Brooksville, Florida, increasing the design capacity to 730 beds. As a result of the expansion, the average daily inmate population during the three-and nine-month periods ended September 30, 2006 was approximately 677 and 645 inmates, respectively, compared with approximately 496 and 465 inmates, respectively, during the same periods in 2005, contributing to an increase in revenue of $0.8 million and $2.4 million, respectively, during the three- and nine-month periods ended September 30, 2006 from the same periods in 2005.
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
During May 2006, we announced that we were awarded a contract with the New Mexico Department of Corrections to operate and manage the State-owned Camino Nuevo Female Correctional Facility. The 192-bed facility located in Albuquerque, New Mexico houses overflow offenders from our New Mexico Women’s Correctional Facility located in Grants, New Mexico. Eventually, the facility will also function as a pre-release center for female offenders that will be re-entering the community. The facility began receiving an initial population of females in July 2006.
General and administrative expense
For the three months ended September 30, 2006 and 2005, general and administrative expenses totaled $16.4 million and $14.4 million, respectively, while general and administrative expenses totaled $46.7 million and $40.5 million, respectively, during the nine months ended September 30, 2006 and 2005. General and administrative expenses increased from the first nine months of 2005 primarily due to an increase in salaries and benefits, including an increase of $1.2 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options (including an increase of $0.4 million during the third quarter of 2006 from the third quarter of 2005), and $1.3 million of stock option expense (including an increase of $0.3 million during the third quarter of 2006 from the third quarter of 2005).
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ended December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation was charged to general and administrative expense, including $1.2 million during the first nine months of 2005 ($0.2 million during the first quarter, $0.5 million during the second quarter, and $0.5 million during the third quarter). For the year ending December 31, 2006, we currently expect to recognize approximately $3.3 million of general and administrative expense for the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of each restricted share award. During the three and nine months ended September 30, 2006, we recognized $0.9 million and $2.4 million, respectively, for such expense.
Further, on January 1, 2006, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to a compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter. For the year ending December 31, 2006, we currently expect to recognize $1.6 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006, including $0.1 million recognized during the first quarter of 2006, $1.0 million recognized during the second quarter of 2006, and $0.3 million recognized during the third quarter of 2006. We currently have $2.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.8 years.
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated

2000 Stock Incentive Plan. As a result of the acceleration, approximately 1.5 million unvested options became exercisable, 45% of which would have vested in February 2006 under the original terms. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to limit unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
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
Depreciation and amortization
For the three months ended September 30, 2006 and 2005, depreciation and amortization expense totaled $17.5 million and $15.3 million, respectively. For the nine months ended September 30, 2006 and 2005, depreciation and amortization expense totaled $49.6 million and $44.1 million, respectively. The increase in depreciation and amortization from the comparable periods in 2005 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2006 and 2005. Gross interest expense, net of capitalized interest, was $17.5 and $16.7 million, respectively, for the three months ended September 30, 2006 and 2005 and was $51.1 million and $52.0 million, respectively, for the nine months ended September 30, 2006 and 2005. Gross interest expense is based on outstanding borrowings under our senior bank credit facility, our outstanding senior notes, convertible subordinated notes payable balances (until converted), and amortization of loan costs and unused facility fees. Interest expense declined from the comparable periods in 2005 as a result of the aforementioned refinancing and recapitalization transactions completed during the first six months of 2005 and additional refinancing transactions completed during the first quarter of 2006, as further described hereafter.

Gross interest income was $2.7 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. Gross interest income was $6.5 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $0.6 million and $1.4 million during the three months ended September 30, 2006 and 2005, respectively, and was $3.4 million and $3.7 million during the nine months ended September 30, 2006 and 2005, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the nine months ended September 30, 2006 and 2005, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and $35.3 million, respectively.
Charges of $1.0 million in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility. Charges of $35.0 million in the first quarter of 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The remaining charges in 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility obtained during the second quarter of 2005, whereby we reduced the interest rate margins associated with the facility and prepaid $20.0 million of the term portion of the facility with proceeds from a draw of a like amount on the revolving portion of the facility.
Income tax expense
We incurred income tax expense of $15.6 million and $43.1 million for the three and nine months ended September 30, 2006, respectively, while we incurred income tax expense of $12.4 million and $15.8 million for the three and nine months ended September 30, 2005, respectively.
Our effective tax rate was 37% during both the three and nine months ended September 30, 2006 and 2005. The effective tax rates during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were favorably impacted by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first and second quarters of 2005. The effective tax rates during 2006 were also favorably impacted by changes in our valuation allowance applied to certain deferred tax assets as well as an increase in the income tax benefits of equity compensation during 2006. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue during the nine months ended September 30, 2005 was $10.7 million, and total operating expenses were $10.8 million. After depreciation expense and income taxes, the facility experienced a loss of $0.2 million for the nine months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2005 Form 10-K. We may incur additional capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
As a result of increasing demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we have intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. We can provide no assurance, however, that the increased capacity that we construct will be utilized. The following addresses certain significant projects that are currently in process:
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that commenced during the fourth quarter of 2005 and is expected to be completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, is currently anticipated to cost approximately $18.5 million, which we will fund by utilizing our cash on hand. The estimated remaining cost to complete the expansion is $6.5 million as of September 30, 2006. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during the fourth quarter of 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to our recently completed Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed mid-2007 at an estimated cost of approximately $100 million with a remaining cost to complete of approximately $56.1 million as of September 30, 2006. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by the state of Hawaii. As of September 30, 2006, we housed 1,944 inmates from the state of Hawaii.
Based on our expectations for increased federal demand for detention space along the Texas border with Mexico, we recently initiated an expansion of our 480-bed Webb County Detention Center located in Laredo, Texas by 722 beds. During August 2006, we announced that, as a result of a modification to a Request for Proposal (“RFP”) issued by the USMS for detention beds in the vicinity of Laredo, Texas, we elected to defer the development of the 722-bed expansion at our Webb County Detention Center. We instead will propose an expansion of our Webb County Detention Center to meet the specific requirements contained within the modified RFP, which is seeking up to 1,500 detention beds within a geographic area of 50 miles of Laredo, Texas. We expect that on or about December 31, 2006, the USMS will select a successful bidder from the proposals submitted.
In July 2006 we were notified by the state of Colorado that the State had accepted our proposal to expand our 700-bed Bent County Correctional Facility in Las Animas, Colorado by 720 beds to fulfill part of a 2,250-bed request for proposal issued by the state of Colorado in December 2005. As a result of the award, we have now entered into an Implementation Agreement with the state of Colorado for the expansion of our Bent County Correctional Facility by 720 beds. In addition, during November 2006 we entered into another Implementation Agreement to also expand our 768-bed Kit Carson Correctional Center in Burlington, Colorado by 720 beds.
We expect to commence construction on the expansion of the Bent and Kit Carson facilities during the first half of 2007. Construction of the Bent and Kit Carson facilities is estimated to cost approximately $88 million. Both expansions are anticipated to be completed during the second quarter of 2008.
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork Correctional Facility by 960 beds, our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds, and our 568-bed Crossroads Correctional Center in Shelby, Montana, by 96 beds. The estimated cost to complete these expansions is approximately $81 million. As previously described herein, we recently signed a contract with the state of Wyoming for up to 600 inmates at the North Fork facility, which also houses inmates from the state of Vermont, and expect the state of California to utilize up to 240 additional beds at this facility by early 2007. Our Tallahatchie facility was 89% occupied as of September 30, 2006, mostly with inmates from the state of Hawaii, while our Crossroads facility was 98% occupied with inmates from the state of Montana and the USMS.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through the second quarter of 2008:

			Estimated remaining
			cost to complete as of
	No. of	Estimated	September 30, 2006
Facility	beds	completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$6,499

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	4,174

Saguaro Correctional Facility Eloy, AZ	1,896	Mid-2007	56,144

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	54,500

Tallahatchie County Correctional Facility Tutwiler, MS	360	Fourth quarter 2007	20,300

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	44,000

Kit Carson Correctional Center Burlington, CO	720	Second quarter 2008	44,000

Total	5,112		$229,617

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015, subject to extension by the County. Upon expiration of any lease term, ownership of the applicable portion of the facility automatically reverts to the County. The County has the right to buy out the Initial and Expansion portions of the facility at various times prior to the end term of the ground lease at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed. However, we did not lose any inmates at this facility as a result of the expiration, as we had the ability to consolidate inmates from the Existing Premises to the Initial and Expansion Premises. Ownership of the 200-bed Expansion Premises reverts to the County in December 2007. We are currently negotiating with the County to extend the reversion date of the Expansion Premises. However, if we are unsuccessful, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility. However, we can provide no assurance that we will be able to retain these inmate populations.

We continue to pursue additional expansion and development opportunities in order to satisfy increasing demand from existing and potential customers.
Additionally, we believe investments in technology enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first nine months of 2006, we capitalized $10.5 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $4.6 million in information technology expenditures during the remainder of 2006.
We have the ability to fund our capital expenditure requirements, including our construction projects, information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our new revolving credit facility.
The term loan portion of our old senior bank credit facility was scheduled to mature on March 31, 2008, while the revolving portion of the old facility, which as of December 31, 2005 had an outstanding balance of $10.0 million along with $36.5 million in outstanding letters of credit under a subfacility, was scheduled to mature on March 31, 2006. During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The new revolving credit facility has a five-year term and currently has no outstanding balance other than $37.4 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the new revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the new revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The new revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 1.00%.
During the nine months ended September 30, 2005, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, as a result of the utilization of existing net operating loss carryforwards to offset our taxable income. However, we paid $15.5 million in tax payments primarily for the repayment of excess refunds we received in 2002 and 2003. During 2006, we expect to generate sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006, with an obligation to pay a full year’s taxes beginning in 2007. We currently expect to pay an aggregate of approximately $15 million in federal and state income taxes during 2006.

As of September 30, 2006, our liquidity was provided by cash on hand of $58.1 million, investments of $71.7 million, and $112.6 million available under our $150.0 million revolving credit facility. During the nine months ended September 30, 2006 and 2005, we generated $142.7 million and $99.4 million, respectively, of cash through operating activities, and as of September 30, 2006 and 2005, we had net working capital of $221.6 million and $151.2 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, substantially eliminated our subordinated indebtedness, lowered our after-tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our new revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. At September 30, 2006, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 5.7 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels) and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba3” currently (an improvement by four ratings levels).
Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2006 was $142.7 million, compared with $99.4 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the nine months ended September 30, 2006 was due to the increase in operating income, interest expense savings resulting from our refinancing activities, as well as a reduction in cash taxes paid from the first nine months of 2005 for the aforementioned repayment during 2005 of excess tax refunds received in 2003 and 2002. Positive fluctuations in working capital during the first nine months of 2006 compared with the same period in the prior year also contributed to the increase in cash provided by operating activities.

Investing Activities
Our cash flow used in investing activities was $160.4 million for the nine months ended September 30, 2006 and was primarily attributable to capital expenditures during the nine-month period of $108.2 million, which included expenditures for acquisitions and development of $73.0 million primarily related to the aforementioned facility expansion and development projects during the period. Cash flow used in investing activities during the first nine months of 2006 was also attributable to $52.7 million of additional purchases of investments in auction rate certificates in order to maximize interest income. Our cash flow used in investing activities was $69.4 million for the nine months ended September 30, 2005 and was primarily attributable to capital expenditures during the nine-month period of $73.4 million, which included expenditures for acquisitions and development of $48.7 million related to the various facility expansion and development projects, including primarily the completion of construction of our Stewart Detention Center located in Lumpkin, Georgia, and the commencement of construction of our Red Rock Correctional Center located in Eloy, Arizona.
Financing Activities
Our cash flow provided by financing activities was $10.9 million for the nine months ended September 30, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first nine months, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation. The income tax benefit of equity compensation was reported as a financing activity in 2006 pursuant to SFAS 123R, and as an operating activity in 2005. Our cash flow used in financing activities was $14.5 million for the nine months ended September 30, 2005 and was primarily attributable to refinancing and recapitalization transactions completed during the first nine months of 2005. Proceeds from the issuance of the $375 million 6.25% senior notes along with cash on hand were used to purchase all of the outstanding $250 million 9.875% senior notes, make a lump sum prepayment on the old senior bank credit facility of $110 million and pay fees and expenses related thereto. These transactions resulted in fees and expenses of $36.2 million paid during the first nine months of 2005.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2006 (in thousands):

	Payments Due By Year Ended December 31,
	2006
	(remainder)	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$5	$—	$—	$—	$—	$975,000	$975,005
Environmental remediation	222	5	—	—	—	—	227
Contractual facility expansions	6,908	57,837	29,754	—	—	—	94,499
Operating leases	108	435	444	453	462	2,195	4,097

Total contractual cash obligations	$7,243	$58,277	$30,198	$453	$462	$977,195	$1,073,828

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During the nine months ended September 30, 2006, we paid $48.1 million in interest, including capitalized interest. We had $37.4 million of letters of credit outstanding at September 30, 2006 primarily to support our requirement to repay fees under our workers’ compensation plan in the event we do not repay the fees due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2006 or 2005.
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
Prior to adoption of SFAS 123R on January 1, 2006, we accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for our stock options is reflected in net income prior to January 1, 2006, except for $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005 as previously described herein. The impact of adoption of SFAS 123R depends on levels of share-based payments awarded. Because we made changes in 2005 to our historical business practices with respect to awarding stock-based employee compensation, the impact of the standard is expected to be less than the historical pro forma impact as described in the disclosure of pro forma net income and earnings per share in the footnote, “Accounting for Stock-Based Compensation”, in our Notes to Consolidated Financial Statements herein, and in Note 2 to the financial statements included with our 2005 Form 10-K. Further, the pro forma data for 2005 presented in the 2005 Form 10-K also includes $6.3 million of compensation expense associated with the accelerated vesting of all stock options outstanding effective December 30, 2005.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impact that SFAS 157 will have on our financial position, results of operations, and disclosures.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of September 30, 2006, there were no amounts outstanding under our revolving credit facility (other than $37.4 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of September 30, 2006, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See the information reported in Note 12 to the financial statements included in Part I, which information is incorporated hereunder by this reference.
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
Consistent with the foregoing requirements, during the third quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and non-audit services, as defined by the SEC, including a subscription to an online accounting and research tool, an agreed-upon procedures letter, and certain tax consulting services.

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

Date: November 7, 2006

/s/ John D. Ferguson John D. Ferguson
President and Chief Executive Officer

/s/ Irving E. Lingo, Jr.
Irving E. Lingo, Jr.
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Principal Accounting Officer