Form 10-K
period 2006-12-31
CORRECTIONS CORP OF AMERICA
filed 2007-02-27
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☑
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $2,055,550,605 as of June 30, 2006, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on February 23, 2007 was 61,372,476.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders currently scheduled to be held on May 10, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2006

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
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
In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 64 correctional, detention and juvenile facilities, including 40 facilities that we own, with a total design capacity of approximately 72,000 beds in 19 states and the District of Columbia. Further, we are constructing an additional 1,896-bed correctional facility in Eloy, Arizona that is expected to be completed mid-2007. We also own three additional correctional facilities that we lease to third-party operators.
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
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2006, 2005, and 2004, federal correctional and detention authorities represented 40%, 39%, and 38%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.
Our management services contracts typically have terms of one to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriation of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2006, 2005, and 2004, the average compensated occupancy of our facilities, based on rated capacity, was 94.9%, 91.4%, and 94.9%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued. From a capacity perspective, as of December 31, 2006, we had four facilities, our Stewart Detention Center, North Fork Correctional Facility, Florence Correctional Center, and our newly constructed Red Rock Correctional Center, that provide us with approximately 1,900 available beds. We believe we have been successful in substantially filling, or entering into management contracts that are expected to substantially fill, our remaining inventory of available beds, as set forth below.
In June 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement enables ICE to accommodate detainees at our Stewart Detention Center. The agreement with Stewart County is effective through December 31, 2011, and provides for an indefinite number of renewal options. We began receiving ICE detainees at the Stewart facility in October 2006 and expect that ICE detainees will substantially occupy the Stewart facility sometime during 2007.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006. We relocated all of the Alaskan inmates from our Florence Correctional Center into this new facility during the third quarter of 2006. The beds made available at the Florence facility are expected to be used to satisfy anticipated state and federal demand for detention beds in the Arizona area, including inmates from the state of California. As of December 31, 2006, the Red Rock facility housed 993 Alaskan inmates and 222 Hawaiian inmates.
In October 2006, we announced that as a result of an emergency proclamation declared by the Governor of California, we entered into a new agreement with the State of California Department of Corrections and Rehabilitation, or CDCR, to house up to approximately 1,000 California male inmates at several of our facilities. The terms of the agreement include an initial three-year term which may be extended for successive two-year terms by mutual agreement. We began receiving inmates on November 3, 2006 at our West Tennessee Detention Facility, and as of December 31, 2006 we housed 230 CDCR inmates who volunteered to be transferred to our West Tennessee and Florence facilities.
On February 2, 2007, the Governor of California ordered the CDCR to begin the involuntary transfer of prisoners to correctional facilities outside of California in a further effort to relieve prison overcrowding. As a result of the Governor’s request, we agreed to amend the contract with the CDCR to potentially provide up to 4,670 additional beds for a total of approximately 5,670 beds. The amendment includes the potential utilization of additional beds at our Florence facility, the potential utilization of beds in our Tallahatchie and Diamondback facilities that will be vacated when the state of Hawaii transfers inmates to our new 1,896-bed Saguaro Correctional Facility (which is expected to be completed mid-2007), as well as expansion beds at the North Fork and Tallahatchie facilities that we expect to complete during the fourth quarter of 2007, as further described hereafter.
Lawsuits have been filed against California officials by employee unions, advocacy groups and others seeking to halt the out-of-state inmate transfers. On February 20, 2007, a California trial court, the Superior Court of California, County of Sacramento, ruled that the Governor of California acted in excess of his authority in issuing the emergency proclamation and that the contracts entered into by the CDCR to implement out of state transfers violated civil service principles contained in the State’s constitution. The enforcement of this ruling is stayed for ten days following entry of judgment and we expect that there will be no change in the status of inmates already transferred to our facilities while the stay of enforcement is in place. We expect that the Governor of California will appeal this ruling and seek an extension of the stay of enforcement pending the results of the appeal. However, we can provide no assurance that the ruling will be appealed or that an extension of the stay will be granted, and we cannot predict the ultimate outcome of the appeal should it occur. Further, we can provide no assurances as to whether additional lawsuits will arise, how the California courts will ultimately rule on such lawsuits, the timing of the transfer of inmates, the total number of inmates that will ultimately be received or whether court rulings could require the return of inmates to California.
During December 2006, we entered into an agreement with Bent County, Colorado to house Colorado male inmates under an inter-governmental service agreement between the County and State of

Colorado Department of Corrections. Under the agreement we may house up to 720 Colorado inmates, subject to bed availability, at our North Fork Correctional Facility. The term of the contract includes an initial term which commenced December 28, 2006 and runs through June 30, 2007, and provides for mutually agreed extensions for a total contract term of up to five years. As of January 31, 2007, we had received approximately 480 Colorado inmates at the North Fork facility. If adequate bed space is available at the facility, Colorado may transfer additional inmates to the facility in order to meet any growth in Colorado inmate populations.
Enhanced Focus on Delivering New Bed Capacity
As a result of increasing demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we have intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. The following table sets forth current expansion and development projects at facilities we own:

		Total Bed
		Capacity	Estimated
		Following	Completion	Potential
Facilities Under Development (1)	Beds	Expansion	Date	Customer(s)
Crossroads Correctional Center, Montana	96	664	Q1 2007	State of Montana and USMS

Saguaro Correctional Facility, Arizona	1,896	1,896	Mid-2007	State of Hawaii

North Fork Correctional Facility, Oklahoma	960	2,400	Q4 2007	Various States

Tallahatchie County Correctional Facility, Mississippi	360	1,464	Q4 2007	Federal and /or Various States

Eden Detention Center, Texas	129	1,354	Q1 2008	BOP

Bent County Correctional Facility, Colorado	720	1,420	Q2 2008	Colorado

Kit Carson Correctional Center, Colorado	720	1,488	Q2 2008	Colorado

(1)	These development projects are described in further detail in “Facilities Under Construction or Development” hereafter.
Certain of our customers have also engaged us to expand certain facilities they own, that we manage for them. During the first quarter of 2007, we substantially completed an expansion by 360-beds of the 400-bed Citrus County Detention Facility, owned by Citrus County and located in Lecanto, Florida. We funded the expansion with cash on hand. If the County terminates our management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for amortization over a twenty-year period. In addition, the Florida Department of Management Services awarded to us contracts to design, construct, and operate a 235-bed expansion of their Bay Correctional Facility in Panama City, Florida and a 384-bed expansion of their Gadsden Correctional Institution in Quincy, Florida. Both of these expansions will be funded by the state of Florida.
In addition to the above listed projects, we are actively pursuing a number of additional sites for new prison development. We believe it is feasible to begin development of an additional 4,000 to 6,000 new prison beds during the course of the next year.

Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 85% of the facilities we operated at December 31, 2006 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.
We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Center for Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and several foreign countries. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “Strategies for Change” and Residential Drug Addictions Treatment Program, or RDAP. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction, and post incarceration services to offenders. We believe these programs help reduce recidivism.
We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 55 of the facilities we managed as of December 31, 2006) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.
Our Quality Assurance Department independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Quality Assurance Department consists of two major sections. The first is the Research and Data Analysis Section which collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Data Analysis Section provides timely, independently generated performance and trend data to senior management. The second major section within the Quality Assurance Department is the Operational Audit Section. This section consists of two full time audit teams comprised of subject matter experts from all the major discipline areas within institutional operations. These two audit teams conduct rigorous, on site annual evaluations of each facility within the Company with only minimal advance notice. Highly specialized, discipline specific audit tools, containing over 800 audited items are employed in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. The Company has devoted significant resources to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements, outside agency and accrediting organization standards. Quality Assurance closely monitors all efforts by our facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. TransCor is the largest third-party prisoner extradition company in the United States. Through a “hub-and-spoke” network, TransCor provides nationwide coverage to over 800 federal, state, and local agencies across the country. During the years ended December 31, 2006, 2005, and 2004, TransCor generated total consolidated revenue of $15.1 million, $14.6 million, and $19.1 million, respectively, comprising 1.1%, 1.2%, and 1.7% of our total consolidated revenue in each respective year. We also provide transportation services for our existing customers utilizing TransCor’s services. We believe TransCor provides a complementary service to our core business that enables us to quickly respond to our customers’ transportation needs.
Facility Portfolio
General
Our facilities can generally be classified according to the level(s) of security at such facility. Minimum security facilities have open housing within an appropriately designed and patrolled institutional perimeter. Medium security facilities have either cells, rooms or dormitories, a secure perimeter, and some form of external patrol. Maximum security facilities have cells, a secure perimeter, and external patrol. Multi-security facilities have various areas encompassing minimum, medium or maximum security. Non-secure facilities are facilities having open housing that inhibit movement by their design. Secure facilities are facilities having cells, rooms, or dormitories, a secure perimeter, and some form of external patrol.
Our facilities can also be classified according to their primary function. The primary functional categories are:
•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less. At December 31, 2006, we owned only one such juvenile facility. The operation of juvenile facilities is not considered part of our strategic focus.

•	Leased Facilities. Leased facilities are facilities that are within one of the above categories and that we own but do not manage. These facilities are leased to third-party operators.
Facilities and Facility Management Contracts
We own 43 correctional, detention, and juvenile facilities in 14 states and the District of Columbia, three of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 24 correctional and detention facilities owned by government agencies. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2007 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	May 2007	(1) 1 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Correctional	May 2007	(1) 1 year

Red Rock Correctional Center Eloy, Arizona	State of Alaska	1,596	Medium	Correctional	June 2008	(6) 1 year

California City Correctional Center California City, California	BOP	2,304	Medium	Correctional	September 2007	(3) 1 year

San Diego Correctional Facility (D) San Diego, California	ICE	1,016	Minimum/Medium	Detention	June 2008	(5) 3 years

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	700	Medium	Correctional	June 2007	(1) 1 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2007	(1) 1 year

Huerfano County Correctional Center (E) Walsenburg, Colorado	State of Colorado	752	Medium	Correctional	June 2007	(1) 1 year

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	768	Medium	Correctional	June 2007	(1) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	1,524	Medium	Correctional	June 2007	(22) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	November 2007	(5) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Stewart Detention Center Lumpkin, Georgia	ICE	1,524	Medium	Correctional	Indefinite	—

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	1,524	Medium	Correctional	June 2007	(22) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	767	Maximum	Detention	December 2011	(3) 5 year

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/Medium	Correctional	June 2007	—

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum	Correctional	December 2007	(3) 2 year

Otter Creek Correctional Center (G) Wheelwright, Kentucky	Commonwealth of Kentucky	656	Minimum/Medium	Correctional	July 2007	(4) 2 year

Prairie Correctional Facility Appleton, Minnesota	State of Minnesota	1,600	Medium	Correctional	June 2007	—

Tallahatchie County Correctional Facility (H) Tutwiler, Mississippi	State of Hawaii	1,104	Medium	Correctional	June 2007	(2) 2 year

Crossroads Correctional Center (I) Shelby, Montana	State of Montana	664	Multi	Correctional	August 2007	(6) 2 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2007	(3) 1 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2009	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2009	(3) 2 year

Cimarron Correctional Facility (J) Cushing, Oklahoma	State of Oklahoma	960	Medium	Correctional	September 2007	(2) 1 year

Davis Correctional Facility (J) Holdenville, Oklahoma	State of Oklahoma	960	Medium	Correctional	September 2007	(2) 1 year

Diamondback Correctional Facility Watonga, Oklahoma	State of Arizona	2,160	Medium	Correctional	June 2007	—

North Fork Correctional Facility Sayre, Oklahoma	State of Wyoming	1,440	Medium	Correctional	June 2008	—

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	February 2009	—

Shelby Training Center (K) Memphis, Tennessee	Shelby County, Tennessee	200	Secure	Juvenile	April 2015	—

Whiteville Correctional Facility (L) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	September 2007	(1) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	February 2007	(4) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Eden Detention Center Eden, Texas	BOP	1,225	Medium	Correctional	April 2011	(3) 2 year

Houston Processing Center Houston, Texas	ICE	905	Medium	Detention	September 2007	(1) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	December 2009	(4) 1 year

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	May 2007	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	February 2007	(4) 1 year

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Non-secure	Detention	Indefinite	—

D.C. Correctional Treatment Facility (M) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	—

Managed Only Facilities:
Bay Correctional Facility Panama City, Florida	State of Florida	750	Medium	Correctional	June 2007	—

Bay County Jail and Annex Panama City, Florida	Bay County, Florida	1,150	Multi	Detention	September 2012	(1) 6 year

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	(1) 5 year

Gadsden Correctional Institution Quincy, Florida	State of Florida	1,136	Minimum/ Medium	Correctional	June 2007	—

Hernando County Jail Brooksville, Florida	Hernando County, Florida	730	Multi	Detention	October 2010	—

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2009	—

Idaho Correctional Center Boise, Idaho	State of Idaho	1,270	Minimum/ Medium	Correctional	June 2009	—

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2006	—

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	September 2008	—

Delta Correctional Facility Greenwood, Mississippi	State of Mississippi	1,172	Minimum/Medium	Correctional	September 2007	—

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	September 2007	(2) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2008	(5) 3 year

Camino Nuevo Correctional Center Albuquerque, New Mexico	State of New Mexico	192	Multi	Correctional	March 2010	—

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	918	Multi	Detention	January 2008	Indefinite

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	July 2007	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	July 2007	(1) 1 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2009	(3) 3 year

B. M. Moore Correctional Center Overton, Texas	State of Texas	500	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,001	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Diboll Correctional Center Diboll, Texas	State of Texas	518	Minimum/ Medium	Correctional	January 2007	(2) 1 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	January 2007	(4) 1 year

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	September 2010	—

Queensgate Correctional Facility Cincinnati, Ohio	Hamilton County, Ohio	850	Medium	Owned/Leased	February 2007	—

Community Education Partners (N) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2008	(3) 5 year

(A)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of prisoner populations in a particular facility on December 31, 2006. If, for example, a 1,000-bed facility housed 900 adult prisoners with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which included provisions that would allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.

(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization over a 20-year period. During October 2005, we completed an amendment to extend the amortization period through 2035, which could be further extended to 2050 in the event we expand the facility by at least 200 beds. We currently expect to expand the facility by 360 beds, due to be completed during the fourth quarter of 2007, which will extend the amortization period through 2050.

(I)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.

(J)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time.

(K)	Upon the conclusion of the thirty-year ground lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(L)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(M)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(N)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.
Facilities Under Construction or Development
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, during the fourth quarter of 2005 we commenced construction of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to our recently completed Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed mid-2007 at an estimated cost of approximately $103 million. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by the state of Hawaii. As of December 31, 2006, we housed 1,873 inmates from the state of Hawaii.
During September 2005, we announced that Citrus County renewed its contract for our continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that we commenced during the fourth quarter of 2005. The expansion of the facility, which is owned by the County, was substantially completed during the first quarter of 2007 at a cost of approximately $18.5 million, which we funded with cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.

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
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork Correctional Facility by 960 beds, our 1,104-bed Tallahatchie County Correctional Facility by 360 beds, and our 568-bed Crossroads Correctional Center by 96 beds. The estimated cost to complete these expansions is approximately $81 million.
During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. We currently house approximately 1,300 BOP inmates at the Eden facility, under an existing inter-governmental service agreement between the BOP and the City of Eden. The contract requires a renovation of the Eden facility, which will result in an additional 129 beds. Upon completion, the Eden facility will have a rated capacity of 1,354 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of $20.0 million.
Business Development
We are currently the nation’s largest provider of outsourced correctional management services. We believe we manage approximately 50% of all beds under contract with private operators of correctional and detention facilities in the United States.
Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional facilities in the United States. Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 40%, 39%, and 38% of total revenue in 2006, 2005, and 2004, respectively. The BOP, USMS, and ICE were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 14%, 16%, and 16% of total revenue for the years ended 2006, 2005, and 2004, respectively. The USMS accounted for 15% of total revenue for each of the years ended 2006, 2005, and 2004. ICE accounted for 11%, 8%, and 8% of total revenue for 2006, 2005, and 2004, respectively. Contracts at the federal level generally offer more favorable contract terms. For example, certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels. We currently expect business from our federal customers to continue to result in increasing revenue, based on our belief that the federal government’s enhanced focus on illegal immigration and initiatives to secure the nation’s borders will result in increased demand for federal detention services.
In addition, business from our state customers, which constituted 48% of total revenue during 2006, increased 11.4% from $579.2 million during 2005 to $645.1 million during 2006, as we have also experienced an increase in demand from state customers. While we believe we have been successful in expanding our relationships with existing customers, we have also begun to provide correctional services to states that have not previously utilized the private sector for their correctional needs.

We believe that we can further develop our business by, among other things:
•	Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds through new facility construction and expansion opportunities that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional management needs or have utilized other private enterprises.
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

Available Beds within Our Existing Facilities. As of December 31, 2006, we had two facilities, our Stewart County Correctional Facility and North Fork Correctional Facility, which had significant vacancies and provided us with approximately 1,150 beds. We completed construction of our 1,596-bed Red Rock Correctional Center in July 2006 which as of December 31, 2006 resulted in approximately 750 available beds, including approximately 375 beds at our Florence Correctional Center, from which we relocated the state of Alaska inmates to the Red Rock Correctional Center, and approximately 375 beds that remain vacant at the Red Rock facility. Further, there were approximately 1,100 additional available beds at six of our other facilities as of December 31, 2006. Substantially all of these available beds are either under contract or are targeted for specific customers. As a result, we believe that substantially all of these beds will be utilized in the near term.
Development and Expansion Opportunities. As a result of persistent demand from both our federal and state customers, the utilization of a significant portion of our available beds, and the expectation of an environment that continues to be constrained by a lack of available supply of prison beds, we have intensified our efforts to deliver new bed capacity through development of new prison facilities and the expansion of certain of our existing facilities.
During 2005 we commenced construction of the new 1,896-bed Saguaro Correctional Facility adjacent to the Red Rock facility. This new facility is expected to be complete mid-2007. We are also actively pursuing a number of additional sites for new prison development. We believe it is feasible to begin development of an additional 4,000 to 6,000 new prison beds during the course of the next year.
During 2006 and early 2007, we also announced our intention to expand six of the facilities we own by an aggregate of 2,985 beds as a result of increasing demand from our existing customers. We expect these expansions to be complete at various times over the next 18 months. Our customers have also engaged us to expand certain facilities they own that we manage for them. We are funding a 360-bed expansion of one such facility, while another customer is funding the expansion of two of their facilities aggregating 619 beds. We expect to manage these expansion beds upon completion in 2007.
Although we have identified potential customers for a substantial portion of these new beds, we can provide no assurance that these beds will be utilized. Further, none of the customers that we expect to fill the expansion beds has provided a guarantee of occupancy.
Diverse, High Quality Customer Base. We provide services under management contracts with federal, state, and local agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years which contribute to our relatively predictable and stable revenue base.
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
Financial Flexibility. As of December 31, 2006, we had cash on hand of $29.1 million, investments of $82.8 million, and $112.1 million available under our $150.0 million revolving credit facility. During the year ended December 31, 2006, we generated $172.0 million in cash through operating activities, and as of December 31, 2006, we had net working capital of $226.9 million. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, eliminated all of our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. We also expanded our borrowing capacity with the revolving credit facility. At December 31, 2006, our total weighted average stated interest rate was 6.9% and our total weighted average debt maturity was 5.5 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels), and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba2” currently (an improvement by five ratings levels).
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
Own and Operate High Quality Correctional and Detention Facilities. We believe that our customers choose an outsourced correctional service provider based primarily on the quality services provided. Approximately 85% of the facilities we operated as of December 31, 2006 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of over 23 years of corrections experience and an average tenure of over ten years with us.
Offer Compelling Value. We believe that our customers also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our customers by reducing their correctional services costs. We attempt to accomplish this through improving operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. We also intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders, and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.

Increase Occupancy and Revenue. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. We believe we have been successful in increasing occupancy and continue to pursue a number of initiatives intended to further increase our revenue. We are focused on renewing and enhancing the terms of our existing contracts, and have intensified our efforts to create new bed capacity and take advantage of additional expansion opportunities that we believe have favorable investment returns and increase value to our stockholders.
The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths and business strategy. The key reasons for this outsourcing trend include:
Growing United States Prison Population. The average annual growth rate of the prison population in the United States between December 1995 and December 2005 was 3.1%. The growth rate declined somewhat to 1.9% for the year ended December 31, 2005, with the sentenced state prison population rising by 1.6%. However, for the year ended December 31, 2005, the sentenced prison population for the federal government rose 4.4%. During 2005, the number of federal inmates increased 5.1%. Federal agencies are collectively our largest customer and accounted for 40% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2006. The Department of Homeland Security has also increased its efforts to secure America’s borders and reduce illegal immigration through its Secure Border Initiative, or SBI. According to the Department of Homeland Security, the overall vision of SBI includes more agents to patrol America’s borders, secure ports of entry and enforce immigration laws, and expand detention and removal capabilities to eliminate the “catch and release” policy. In 2005, the President signed the Homeland Security Appropriations Bill into law, which included an 11% increase for U.S. Customs and Border Protection, adding more border patrol agents and funding for detention beds. In May 2006, the Senate passed legislation calling for stronger border enforcement. We believe these initiatives could lead to meaningful growth to the private corrections industry in general, and to our company in particular. We also believe growth will come from the growing demographic of the 18 to 24 year-old at-risk population. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction, and incarceration.
Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2005, at least 23 states and the federal prison system reported operating at or above capacity. The federal prison system was operating at 34% above capacity at December 31, 2005.
Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2005 was approximately 107,400, or 7.0% of all inmates under federal and state jurisdiction. At December 31, 2005, 14.4% of federal inmates and 6.0% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 74%, while the number held in state facilities has increased approximately 7%. Fourteen states had prison population increases of at least 5% during the year ended December 31, 2005. Five states, all of which are our customers, housed at least 25% of their prison population in private facilities as of December 31, 2005 — New Mexico (43%), Wyoming (41%), Hawaii (31%), Alaska (28%), and Montana (26%).
Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity. In addition, contracting with a private operator allows governmental agencies to add beds without making significant capital investment or incurring new debt. We believe these advantages translate into significant cost savings for government agencies. The approved fiscal year 2007 budget for the ICE includes funding to sustain 27,500 detention beds a day during the fiscal year—up from 19,718 beds a day in fiscal year 2005. The proposed fiscal year 2008 budget for ICE calls for an additional 950 detention beds a day for a total of 28,450 during the fiscal year. The approved fiscal year 2007 budget for the Office of the Federal Detention Trustee (which has budgetary responsibility for USMS prisoner detention) allocates a total of $1.225 billion and the proposed fiscal year 2008 budget for the Office of the Federal Detention Trustee calls for a total of $1.294 billion. The approved fiscal year 2007 budget for the BOP provides a total of $4.974 billion for BOP “Salaries and Expenses” (where “Contract Confinement” costs are included), and the proposed fiscal year 2008 budget for BOP Salaries and Expenses calls for a total of $5.181 billion during the fiscal year, of which $824 million is proposed for Contract Confinement. If approved at that level, it would represent a significant increase in the Contract Confinement account over the fiscal year 2007 level. We believe these numbers reflect a clear understanding by both the administration and Congress of the need for additional capacity and a commitment to allocate resources for additional public and private beds.
Government Regulation
Business Regulations
The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Failure to comply with these regulations can result in material penalties or non-renewal or termination of facility management contracts.
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
Environmental Matters
Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, we have been subject to these laws, ordinances, and regulations as the result of our operation and management of correctional and detention facilities. Phase I environmental assessments have been obtained on substantially all of the properties we currently own. The cost of complying with environmental laws could materially adversely affect our financial condition and results of operations.
Americans with Disabilities Act
The correctional and detention facilities we operate and manage are subject to the Americans with Disabilities Act of 1990, as amended. The Americans with Disabilities Act, or the ADA, has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as correctional and detention facilities be made accessible to people with disabilities. Noncompliance could result in the imposition of fines or an award of damages to private litigants. Although we believe we are in compliance, additional expenditures incurred in order to comply with the ADA at our facilities, if deemed necessary, would not likely have a material adverse effect on our business and operations.
Health Insurance Portability and Accountability Act of 1996
In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance, and protect the privacy and security of health-related information. Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer, or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive certain standardized health care information. These regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.
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
Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for a deterioration in overall claims experience. Although we have experienced modest improvements in claims experience in both employee medical and workers’ compensation, we are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. Additionally, we have not recently experienced the increases in general liability and other types of insurance we experienced over the past few years that resulted from the terrorist attacks on September 11, 2001, and due to concerns over corporate governance and corporate accounting scandals. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows. See “Risk Factors — Risks Related to Our Business and Industry — We are subject to necessary insurance costs.”
Employees
As of December 31, 2006, we employed approximately 16,000 employees. Of such employees, approximately 300 were employed at our corporate offices and approximately 15,700 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.
Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.
We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,100 employees at six of our facilities are represented by labor unions. In the opinion of management, overall employee relations are generally considered good.
Competition
The correctional and detention facilities we operate and manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the operation and management of correctional and detention facilities, and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, the GEO Group, Inc., Cornell Companies, Inc, and Management and Training Corporation. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for new development projects with companies that have more financial resources than we have. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions, and the age of the general population.
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
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2006, 2005, and 2004 was 94.9%, 91.4%, and 94.9%, respectively. Occupancy rates may, however, decrease below these levels in the future.
Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of cost, quality, and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.
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
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 39 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired or are currently scheduled to expire on or before December 31, 2007. See “Business — Facility Portfolio — Facilities and Facility Management contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.
We are dependent on government appropriations. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures may be compounded by negative economic developments. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.
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
Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require us to have sufficient capital resources to compete effectively. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain the capital resources when needed.
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
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 40% of our total revenues for the fiscal year ended December 31, 2006 ($529.7 million). The USMS accounted for 14.6% of our total revenues for the fiscal year ended December 31, 2006 ($194.7 million), the BOP accounted for 14.3% of our total revenues for the fiscal year ended December 31, 2006 ($190.8 million), and ICE accounted for 10.8% of our total revenues for the fiscal year ended December 31, 2006 ($144.2 million). We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.
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
We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. We only have employment agreements with our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Corrections Officer; Executive Vice President and Chief Human Resources Officer; and Executive Vice President, General Counsel and Secretary, all of which expire in 2007 subject to annual renewals unless either party gives notice of termination.
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
Workers’ compensation, employee health, and general liability insurance represent significant costs to us. Because we are significantly self-insured for workers’ compensation, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising health care costs in general. Further, additional terrorist attacks such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.
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
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2006, the facilities subject to these options generated $231.0 million in revenue (17.4% of total revenue) and incurred $164.5 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, ownership of three of our facilities (including two that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 10 to 12 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2006, the facilities subject to reversion generated $81.2 million in revenue (6.1% of total revenue) and incurred $56.3 million in operating expenses.
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
We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Recent events in the economy have caused the surety market to become unsettled, causing many reinsurers and sureties to reevaluate their commitment levels and required returns. As a result, surety bond premiums generally are increasing. If we are unable to effectively pass along the higher surety costs to our customers, any increase in surety costs could adversely affect our operating results. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our revolving credit facility, which would entail higher costs even if such borrowing capacity was available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
Our board of directors has the power to issue up to 50.0 million shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. In the event that we issue additional shares of preferred stock in the future that has preference over our common stock, with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.
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
Risks Related to Our Leveraged Capital Structure
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.
We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $976.3 million. Our indebtedness could have important consequences. For example, it could:
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
Our revolving credit facility and other debt instruments have restrictive covenants that could affect our financial condition.
The indenture related to our aggregate principal amount of $450.0 million 7.5% senior notes due 2011, the indenture related to our aggregate principal amount of $375.0 million 6.25% senior notes due 2013, and the indenture related to our aggregate principal amount of $150.0 million 6.75% senior notes due 2014, collectively referred to herein as our senior notes, and our revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:
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
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or new debt securities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, or new debt securities, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our revolving credit facility and including our senior notes, or new debt securities on commercially reasonable terms or at all.
We are required to repurchase all or a portion of our senior notes upon a change of control.
Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our revolving credit facility and under the terms of our other indebtedness. In addition, our revolving credit facility prohibits us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our revolving credit facility or obtain the consent of the lenders under our revolving credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our revolving credit facility, we would remain effectively prohibited from offering to purchase the notes.
Despite current indebtedness levels, we may still incur more debt.
The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2006, we had $112.1 million of additional borrowing capacity available under our $150.0 million revolving credit facility. The revolving credit facility also contains an accordion feature that allows for up to $100.0 million in additional availability, at our option, if certain conditions are met. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The properties we owned at December 31, 2006 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this annual report.

ITEM 3. LEGAL PROCEEDINGS.
General. The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees, inmates or others. The nature of such claims include, but is not limited to claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with our facilities, personnel, or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. We maintain insurance to cover many of these claims which may mitigate the risk that any single claim would have a material effect on our consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, we are subject to substantial self-insurance risk.
We record litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, management believes a loss in excess of amounts already recognized would not be material to our financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on our consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on our consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 23, 2007 the last reported sale price of our common stock was $53.53 per share and there were approximately 5,000 registered holders and approximately 31,000 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock as adjusted for the Company’s 3-for-2 stock split in September 2006.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2006
First Quarter	$30.86	$26.74
Second Quarter	$36.45	$28.60
Third Quarter	$45.26	$34.37
Fourth Quarter	$49.71	$42.65

FISCAL YEAR 2005
First Quarter	$28.71	$24.45
Second Quarter	$26.51	$23.50
Third Quarter	$26.76	$24.47
Fourth Quarter	$30.27	$24.34
Dividend Policy
During the years ended December 31, 2006 and 2005, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2006, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 are included in this annual report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS:

Revenue:
Management and other	$1,326,881	$1,188,649	$1,122,542	$1,003,865	$906,556
Rental	4,207	3,991	3,845	3,742	3,701

Total revenue	1,331,088	1,192,640	1,126,387	1,007,607	910,257

Expenses:
Operating	973,893	898,793	850,366	747,800	694,372
General and administrative	63,593	57,053	48,186	40,467	36,907
Depreciation and amortization	67,673	59,882	54,445	52,884	53,417

Total expenses	1,105,159	1,015,728	952,997	841,151	784,696

Operating income	225,929	176,912	173,390	166,456	125,561

Other (income) expense:
Interest expense, net	58,783	63,928	69,177	74,446	87,393
Expenses associated with debt refinancing and recapitalization transactions	982	35,269	101	6,687	36,670
Change in fair value of derivative instruments	—	—	—	(2,900)	(2,206)
Other (income) expense	(224)	263	943	(414)	(359)

Income from continuing operations before income taxes and cumulative effect of accounting change	166,388	77,452	103,169	88,637	4,063
Income tax (expense) benefit	(61,149)	(26,888)	(41,514)	52,352	63,284

Income from continuing operations before cumulative effect of accounting change	105,239	50,564	61,655	140,989	67,347

Income (loss) from discontinued operations, net of taxes	—	(442)	888	794	5,013
Cumulative effect of accounting change	—	—	—	—	(80,276)

Net income (loss)	105,239	50,122	62,543	141,783	(7,916)

Distributions to preferred stockholders	—	—	(1,462)	(15,262)	(20,959)

Net income (loss) available to common stockholders	$105,239	$50,122	$61,081	$126,521	$(28,875)

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Basic earnings (loss) per share:

Income from continuing operations before cumulative effect of accounting change	$1.76	$0.88	$1.14	$2.60	$1.11
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02	0.02	0.12
Cumulative effect of accounting change	—	—	—	—	(1.93)

Net income (loss) available to common stockholders	$1.76	$0.87	$1.16	$2.62	$(0.70)

Diluted earnings (loss) per share:

Income from continuing operations before cumulative effect of accounting change	$1.71	$0.84	$1.02	$2.28	$1.01
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02	0.02	0.10
Cumulative effect of accounting change	—	—	—	—	(1.66)

Net income (loss) available to common stockholders	$1.71	$0.83	$1.04	$2.30	$(0.55)

Weighted average common shares outstanding:
Basic	59,857	57,713	52,589	48,368	41,504
Diluted	61,529	60,423	59,671	57,074	48,312

	December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:

Total assets	$2,250,860	$2,086,313	$2,023,078	$1,959,028	$1,874,071
Total debt	$976,258	$975,636	$1,002,295	$1,003,428	$955,959
Total liabilities	$1,201,179	$1,169,682	$1,207,084	$1,183,563	$1,140,073
Stockholders’ equity	$1,049,681	$916,631	$815,994	$775,465	$733,998

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
OVERVIEW
As of December 31, 2006, we owned 43 correctional, detention and juvenile facilities, three of which we lease to other operators. We currently operate 64 facilities, with a total design capacity of approximately 72,000 beds in 19 states and the District of Columbia. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enables us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.
We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. Although budgetary constraints have been somewhat alleviated recently, governments continue to experience many significant spending demands which have constrained correctional budgets limiting their ability to expand existing facilities or construct new facilities. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their inmates introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments required to increase correctional capacity.
We also believe that having beds immediately available to our customers provides us with a distinct competitive advantage when bidding on new contracts. While we have been successful in winning contract awards to provide management services for facilities we do not own, and will continue to pursue such management contracts, we believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we develop. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity. Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.
As of December 31, 2006, we had four owned correctional facilities, our Stewart County Correctional Facility, our North Fork Correctional Facility, our Florence Correctional Center, and our newly constructed Red Rock Correctional Center that provided us with approximately 1,900 available beds. We have recently entered into several management contracts that are expected to result in the utilization of a substantial portion of these beds. As a result of persistent demand from both our federal and state customers, the utilization of a significant portion of our available beds, and the expectation of an environment that continues to be constrained with a limited supply of available prison beds, we have intensified our efforts to deliver new bed capacity through the development of new prison facilities and the expansion of certain of our existing facilities.
During 2006, we completed construction of our new 1,596-bed Red Rock Correctional Center in Eloy, Arizona. During 2005 we commenced construction of the new 1,896-bed Saguaro Correctional Facility adjacent to the Red Rock facility. This new facility is expected to be complete mid-2007. During 2006 and early 2007, we also announced our intention to expand six of the facilities we own by an aggregate of 2,985 beds as a result of increasing demand from our existing customers. We expect these expansions to be complete at various times over the next 18 months. We are also actively pursuing a number of additional sites for new prison development. We believe it is feasible to begin development of an additional 4,000 to 6,000 new prison beds during the course of the next year.
Certain of our customers have also engaged us to expand certain facilities they own that we manage for them. We are funding a 360-bed expansion of one such facility, which was substantially completed during the first quarter of 2007, while another customer is funding the expansion of two of their facilities aggregating 619 beds.
Although we have identified potential customers for a substantial portion of these new beds, we can provide no assurance that these beds will be utilized. Further, none of the customers that we expect to fill the expansion beds has provided a guarantee of occupancy.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, eliminated all of our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. We also expanded our borrowing capacity with the revolving credit facility. Standard and Poor’s currently rates our senior unsecured debt as “BB-.” Moody’s Investors Service currently rates our senior unsecured debt as “Ba2.” We believe these recapitalization and refinancing transactions were important in providing us with the financial flexibility and liquidity to increase our bed capacity for sustained growth.
We are also focusing our efforts on containing our costs. We believe the largest opportunity for reducing our facility operating expenses is through the implementation of a standard approach to staffing and business practices and through investments in technology. Approximately 63% of our operating expenses consists of salaries and benefits. Containing these expenses will continue to be challenging. Further, the turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we believe we have been successful in reducing workers’ compensation costs and containing medical benefits for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs.
Through the combination of our initiatives to increase our revenues by taking advantage of our available beds while maintaining an adequate supply of new beds, and our strategies to generate savings and to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.
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
Asset impairments. As of December 31, 2006, we had $1.8 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
Although we utilized our remaining federal net operating losses in 2006, we have approximately $9.5 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.7 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of December 31, 2006 and 2005, we had $33.2 million and $33.6 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2006 and 2005, we had $13.3 million and $13.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2006, 2005, and 2004, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2004		38	25	3	1	67

Expiration of the management contract for the David L. Moss Criminal Justice Center	July 1, 2005	—	(1)	—	—	(1)
Completion of construction at the Stewart Detention Center	October 10, 2005	1	—	—	(1)	—

Facilities as of December 31, 2005		39	24	3	—	66

Completion of construction at the Red Rock Correctional Center	July 1, 2006	1	—	—	—	1
Management contract awarded for Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	—	1

Facilities as of December 31, 2006		40	25	3	—	68

We also have an additional facility located in Eloy, Arizona that is under construction. This facility is not counted in the foregoing table because it currently has no impact on our results of operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
During the year ended December 31, 2006, we generated net income available to common stockholders of $105.2 million, or $1.71 per diluted share, compared with net income available to common stockholders of $50.1 million, or $0.83 per diluted share, for the previous year. Contributing to the net income for 2006 compared to the previous year was an increase in operating income of $49.0 million, from $176.9 million during 2005 to $225.9 million during 2006 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net income available to common stockholders during 2005 was negatively impacted by a $35.3 million pre-tax charge, or $0.38 per diluted share net of taxes, associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes (who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for the 9.875% senior notes in March 2005), estimated fees and expenses associated with the tender offer, and the write-off of (i) existing deferred loan costs associated with the purchase of the 9.875% senior notes, (ii) existing deferred loan costs associated with a lump sum pay-down of our senior bank credit facility, and (iii) existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our old senior bank credit facility.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2006 and 2005:

	For the Years Ended
	December 31,
	2006	2005
Revenue per compensated man-day	$52.71	$50.69
Operating expenses per compensated man-day:
Fixed expense	28.41	28.50
Variable expense	9.90	9.39

Total	38.31	37.89

Operating margin per compensated man-day	$14.40	$12.80

Operating margin	27.3%	25.3%

Average compensated occupancy	94.9%	91.4%

Average compensated occupancy for the year ended December 31, 2006 increased from the prior year primarily as a result of increases in inmate populations across our portfolio, and also as a result of a full year’s impact from a contract with the Federal Bureau of Prisons, or the BOP, that commenced in June 2005 at our Northeast Ohio Correctional Center. Compensated occupancy also increased as a result of an increase in the population at our Prairie Correctional Facility largely as a result of additional inmates from the states of Minnesota, Washington and Idaho, an increase in the population at our Crowley County Correctional Facility, as well as an increase in population at our North Fork Correctional Facility as a result of a new management contract with the state of Wyoming, which commenced in June 2006. Further, inmate populations increased notably at our Otter Creek Correctional Facility as a result of contracts with the states of Kentucky and Hawaii to house female inmates to replace the inmates from the state of Indiana that were removed during the second quarter of 2005.
Business from our federal customers, including the BOP, the United States Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated 40% and 39% of our total revenue for the years ended December 31, 2006 and 2005, respectively. In addition to the aforementioned contract with the BOP at our Northeast Ohio facility, a modified contract with ICE at our T. Don Hutto Residential Center in Taylor, Texas that commenced in May 2006 also contributed to an increase in federal revenue during 2006.
Operating expenses totaled $973.9 million and $898.8 million for the years ended December 31, 2006 and 2005, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.
Salaries and benefits represent the most significant component of fixed operating expenses with approximately 63% of our operating expenses consisting of salaries and benefits. During 2006, salaries and benefits expense at our correctional and detention facilities increased $37.1 million from 2005. However, salaries and benefits expense for the year ended December 31, 2006 decreased by $0.20 per compensated man-day compared with the same period in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population and achieve savings in workers compensation. Additionally, the decrease in salaries and benefits per compensated man-day was caused by increased staffing levels in the prior year in anticipation of increased inmate populations at our Northeast Ohio Correctional Center due to the commencement of the new BOP contract on June 1, 2005, and at our Otter Creek Correctional Center as a result of the aforementioned transition of state inmate populations, partially offset by increased staffing levels at our Stewart Detention Center, North Fork Correctional Facility, and the Red Rock Correctional Center as a result of the opening of each of these facilities during 2006.
Facility variable expenses increased 5.4% from $9.39 per compensated man-day during 2005 to $9.90 per compensated man-day during 2006. The increase in facility variable expenses was primarily the result of an increase in legal expenses resulting from the successful negotiation of a number of outstanding legal matters in the prior year and general inflationary increases in the costs of services such as our utilities, inmate medical, and food service expenses.
With regard to legal expenses during 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters which, on a net basis, reduced our expenses during 2005. As a result, operating expenses associated with legal settlements increased by $5.8 million during 2006 compared with the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new lawsuits, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.

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

	For the Years Ended
	December 31,
	2006	2005
Owned and Managed Facilities:
Revenue per compensated man-day	$61.03	$58.95
Operating expenses per compensated man-day:
Fixed expense	30.72	31.79
Variable expense	10.75	10.19

Total	41.47	41.98

Operating margin per compensated man-day	$19.56	$16.97

Operating margin	32.1%	28.8%

Average compensated occupancy	93.9%	88.3%

Managed Only Facilities:
Revenue per compensated man-day	$38.39	$37.46
Operating expenses per compensated man-day:
Fixed expense	24.43	23.22
Variable expense	8.43	8.12

Total	32.86	31.34

Operating margin per compensated man-day	$5.53	$6.12

Operating margin	14.4%	16.3%

Average compensated occupancy	96.8%	96.7%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
During April 2006, we modified an agreement with Williamson County, Texas to house non-criminal detainees from ICE under an inter-governmental service agreement between Williamson County and ICE. The agreement enables ICE to accommodate non-criminal aliens being detained for deportation at our T. Don Hutto Residential Center. We originally announced an agreement in December 2005 to house up to 600 male detainees for ICE. However, for various reasons, the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which was effective beginning May 8, 2006, provides for an indefinite term. This new agreement contributed to increased revenue and operating margins in 2006 compared with 2005. Further, the increase in the operating margin was positively affected during 2006 because the agreement provides for a fixed monthly payment based on the 512-bed capacity of the facility, even though detainee populations were continuing to increase during the second half of 2006. We expect operating expenses at this facility to increase as utilization continues to increase.
On December 23, 2004, we received a contract award from the BOP to house approximately 1,195 federal inmates at our 2,016-bed Northeast Ohio Correctional Center. The contract, awarded as part of the Criminal Alien Requirement Phase 4 Solicitation (“CAR 4”), provides for an initial four-year term with three two-year renewal options. The terms of the contract provide for a 50% guaranteed rate of occupancy for 90 days following a Notice to Proceed, and a 90% guaranteed rate of occupancy thereafter. The contract commenced June 1, 2005. As of December 31, 2006, we housed 1,334 BOP inmates at this facility. Total revenue at this facility increased by $22.9 million during 2006 compared with the prior year. This increase in revenue was also attributable to an increase in USMS inmates held at this facility during 2006 compared with 2005.
During 2006, our 1,600-bed Prairie Correctional Facility in Appleton, Minnesota housed a daily average of approximately 1,500 inmates as a result of new contract awards in mid-2004 and subsequent increasing demand for beds from the states of Minnesota and Washington, and under a new contract with the state of Idaho, compared with a daily average of approximately 867 inmates during 2005. As a result, total revenue increased by $13.9 million at this facility during 2006 compared with the prior year. In early 2006, we were notified by the state of Idaho of their intention to withdraw their inmates from the Prairie facility. The state of Idaho completed this withdrawal during the fourth quarter of 2006. As of December 31, 2006, we housed 1,417 inmates from the states of Washington and Minnesota.
Due to a combination of rate increases and/or an increase in population at our 1,794-bed Crowley County Correctional Facility, 2,304-bed Central Arizona Detention Center, 905-bed Houston Processing Center, and 656-bed Otter Creek Correctional Center, primarily from the state of Colorado, the USMS and ICE, the state of Hawaii, and the state of Kentucky, respectively, total management and other revenue at these facilities increased during 2006 from 2005 by $18.8 million.
Effective July 1, 2005, ICE awarded us a three-year contract for the continued management of ICE detainees and USMS inmates at the 1,016-bed San Diego Correctional Facility located in San Diego, California. The contract, which contains five three-year renewal options, provided for an increase in the fixed monthly payment. Total revenue increased by $3.5 million during 2006 from 2005 as a result of the increased rate and an increase in populations from ICE and USMS at this facility. In January 2007, an organization advocating rights for immigration detainees joined a lawsuit against ICE on behalf of detainees at the San Diego facility charging that detainees are being held in overcrowded and inhumane conditions at the facility. The Company was also named in the complaint. We cannot predict the ultimate outcome of this lawsuit, or the potential impact the lawsuit could have on the number of detainees we house or the revenue we generate at this facility.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from ICE, pursuant to a subcontract between the BOP and ICE. The BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from ICE at this facility under an inter-governmental service agreement between the City of Eloy and ICE, effectively providing ICE the ability to fully utilize the Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the previous contract with the BOP. As of December 31, 2006, this facility housed 1,495 ICE detainees.

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
In October 2006, we announced that as a result of an emergency proclamation declared by the Governor of California, we entered into a new agreement with the State of California Department of Corrections and Rehabilitation (“CDCR”) to house up to approximately 1,000 California male inmates at several of our facilities. The terms of the agreement include an initial three-year term and may be extended for successive two-year terms by mutual agreement. We began receiving inmates on November 3, 2006 at our West Tennessee facility, and as of December 31, 2006 we housed 230 CDCR inmates who volunteered to be transferred to our West Tennessee and Florence facilities.
On February 2, 2007, the Governor of California ordered the CDCR to begin the involuntary transfer of prisoners to correctional facilities outside of California in a further effort to relieve prison overcrowding. As a result of the Governor’s request, we agreed to amend the contract with the CDCR to potentially provide up to 4,670 additional beds for a total of approximately 5,670 beds. The amendment includes the potential utilization of additional beds at our Florence facility, the potential utilization of beds in our Tallahatchie and Diamondback facilities that will be vacated when the state of Hawaii transfers inmates to our new Saguaro Correctional Facility (which is expected to be completed mid-2007), as well as the expansion beds at the North Fork and Tallahatchie facilities that we expect to complete during the fourth quarter of 2007, as further described hereafter.
The amended contract, which continues to be subject to appropriations, provides for a 90% guarantee of the mutually agreed upon capacity allocated to CDCR offenders. Now that the involuntary transfer program has been ordered the 90% guarantee applies to housing units allocated to the CDCR at each facility on the earlier of achieving 90% of the capacity designated for CDCR offenders at each housing unit or 120 days after the first inmate arrives at the housing unit. Capacity allocated to the CDCR is subject to availability. Further, we can provide no assurance that the CDCR will utilize any additional capacity.
Lawsuits have been filed against California officials by employee unions, advocacy groups and others seeking to halt the out-of-state inmate transfers. On February 20, 2007, a California trial court, the Superior Court of California, County of Sacramento, ruled that the Governor of California acted in excess of his authority in issuing the emergency proclamation and that the contracts entered into by the CDCR to implement out of state transfers violated civil service principles contained in the State’s constitution. The enforcement of this ruling is stayed for ten days following entry of judgment and we expect that there will be no change in the status of inmates already transferred to our facilities while the stay of enforcement is in place. We expect that the Governor of California will appeal this ruling and seek an extension of the stay of enforcement pending the results of the appeal. However, we can provide no assurance that the ruling will be appealed or that an extension of the stay will be granted, and we cannot predict the ultimate outcome of the appeal should it occur. Further, we can provide no assurances as to whether additional lawsuits will arise, how the California courts will ultimately rule on such lawsuits, the timing of the transfer of inmates, the total number of inmates that will ultimately be received or whether court rulings could require the return of inmates to California.

During December 2006, we also entered into an agreement with Bent County, Colorado to house Colorado male inmates under an inter-governmental service agreement between the County and State of Colorado Department of Corrections. Under the agreement we may house up to 720 Colorado inmates, subject to bed availability, at our North Fork Correctional Facility. The term of the contract includes an initial term which commenced December 28, 2006 and runs through June 30, 2007, and provides for mutually agreed extensions for a total contract term of up to five years. We initially received approximately 240 Colorado inmates at the North Fork facility during December 2006. If adequate bed space is available at the facility, Colorado may transfer additional inmates to the facility in order to meet any growth in Colorado inmate populations.
As of December 31, 2006, the North Fork facility housed 796 inmates from the states of Vermont, Wyoming, and Colorado. Based on our expectation of increased demand from a number of existing state and federal customers, we intend to expand our North Fork Correctional Facility by 960 beds. We began construction during the third quarter of 2006 and anticipate that construction will be completed during the fourth quarter of 2007, at an estimated cost of $55.0 million.
During October 2005, construction was completed on the Stewart Detention Center in Stewart County, Georgia and the facility became available for occupancy. Accordingly, we began depreciating the facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During 2005, we capitalized $2.8 million in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction.
In June 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement enables ICE to accommodate detainees at our Stewart Detention Center. The agreement with Stewart County is effective through December 31, 2011, and provides for an indefinite number of renewal options. We began receiving ICE detainees at the Stewart facility in October 2006 and expect that ICE detainees will substantially occupy the Stewart facility sometime during 2007. As of December 31, 2006, we held 1,013 detainees at this facility.
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81 million. We relocated all of the Alaskan inmates from our Florence Correctional Center into this new facility during the third quarter of 2006. The beds made available at the Florence facility are expected to be used to satisfy anticipated state and federal demand for detention beds in the Arizona area, including inmates from the state of California. As of December 31, 2006, the Red Rock facility housed 993 Alaskan inmates and 222 Hawaiian inmates. We expect to relocate the Hawaiian inmates to our Saguaro Correctional Facility upon completion of construction mid-2007.
While start-up activities and staffing expenses incurred in preparation for the arrival of detainees at the Stewart Detention Center and inmates at the Red Rock and North Fork facilities had an adverse impact on our results of operations during the second half of 2006, the utilization of this increased bed capacity is expected to contribute to an increase in revenue and profitability in 2007.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during 2006 to 14.4% from 16.3% during 2005 primarily as a result of an increase in salaries and benefits caused in part by an increase in employee medical insurance. The deterioration of operating margins at managed-only facilities was also as a result of a new contract at the newly expanded Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida Department of Management Services, or Florida DMS, solicited proposals for the management of the Lake City Correctional Facility beginning July 1,

2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility from the prior year. The Lake City Correctional Facility was expanded from 350 beds to 893 beds late in the first quarter of 2005. The average daily inmate population at the Lake City Correctional Facility during 2006 was 889 inmates compared with 689 inmates during 2005.
In December 2005, the Florida DMS announced that we were awarded contracts to design, construct, and operate expansions through June 30, 2007 at the Bay Correctional Facility located in Panama City, Florida by 235 beds and the Gadsden Correctional Institution located in Quincy, Florida by 384 beds. Both of these expansions will be funded by the state of Florida for a fixed price and construction is expected to be complete during the third quarter of 2007. We currently do not expect the costs to exceed the fixed price and we believe any future changes in these costs would not be material.
In December 2006, the Florida DMS issued an Invitation to Negotiate (“ITN”) for the management of the Gadsden and Bay facilities. We have responded to the ITN, but can provide no assurance that we will be awarded a contract for our continued management of either of these facilities, or that we can maintain current per diem rates. If we are not awarded the contracts to manage either of these facilities, we would be required to report a non-cash charge for the impairment of tangible and intangible assets of approximately $3.5 million to $4.0 million.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the Hernando County Jail we manage in Brooksville, Florida, increasing the design capacity to 730 beds. As a result of the expansion, the average daily inmate population during 2006 was 654 inmates compared with 483 inmates during 2005, contributing to an increase in revenue of $3.1 million during 2006 from the prior year. However, the facility experienced an increase in operating expenses during 2006 to manage the increasing population levels and as a result of an increase in expenses associated with outstanding litigation, mitigating the increase in revenue.
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
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The terms of the new agreement included a 360-bed expansion that commenced during the fourth quarter of 2005 and was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million funded by utilizing cash on hand. The facility has experienced an increase in operating expenses during 2006, primarily in the fourth quarter, as a result of the increase in staffing levels to support the new inmate population expected to occupy the expansion beds.
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

During 2006, our 1,270-bed Idaho Correctional Center experienced an increase in revenue of approximately $1.4 million compared with the prior year primarily as a result of an increase in the inmate population. The average daily inmate population during 2006 was 1,328 compared with an average daily inmate population of 1,276 during 2006. This increase in population served to partially offset the decreased operating margins experienced in 2006 at the facilities we manage but do not own.
General and administrative expense
For the years ended December 31, 2006 and 2005, general and administrative expenses totaled $63.6 million and $57.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2005 primarily as a result of an increase in salaries and benefits, including an increase of $1.6 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options and $1.6 million of stock option expense, which represents an increase of $0.6 million over the $1.0 million of stock option expense in 2005, all of which was recorded in the fourth quarter of 2005 as a result of the acceleration of vesting of all outstanding options as further described hereafter.
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ended December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation is charged to general and administrative expense. For the year ended December 31, 2006, we recognized approximately $3.3 million of general and administrative expense for the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of each restricted share award.
Further, on January 1, 2006, consistent with SFAS 123R we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to the aforementioned compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter. For the year ended December 31, 2006, we recognized $1.6 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006. As of December 31, 2006, we had $2.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.5 years.
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 1.5 million unvested options became exercisable, 45% of which were otherwise scheduled to vest in February 2006. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
Our general and administrative expenses were also higher as a result of an increase in corporate staffing levels. We continued to re-evaluate our organizational structure in 2005 and 2006 and expanded our infrastructure to help ensure the quality and effectiveness of our facility operations. This intensified focus contributed to the increase in salaries and benefits expense, as well as a number of other general and administrative expense categories. We have also experienced increasing expenses to implement and support numerous technology initiatives. We believe these strategies have contributed to the increase in facility operating margins.
Depreciation and amortization
For the years ended December 31, 2006 and 2005, depreciation and amortization expense totaled $67.7 million and $59.9 million, respectively. The increase in depreciation and amortization from 2005 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Stewart Detention Center and Red Rock Correctional Center, and the additional depreciation on our investments in technology. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2006 and 2005. Gross interest expense, net of capitalized interest, was $67.9 million and $69.3 million, respectively, for the years ended December 31, 2006 and 2005. Gross interest expense during these periods was based on outstanding borrowings under our senior bank credit facility, our outstanding senior notes, convertible subordinated notes payable balances (until converted), and amortization of loan costs and unused facility fees. The decrease in gross interest expense from the prior year was primarily attributable to the recapitalization and refinancing transactions completed during the first half of 2005 and additional refinancing transactions completed during the first quarter of 2006, as further described hereafter.
Gross interest income was $9.1 million and $5.4 million, respectively, for the years ended December 31, 2006 and 2005. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $4.7 million and $4.5 million during 2006 and 2005, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the years ended December 31, 2006 and 2005, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and $35.3 million, respectively. Charges of $1.0 million in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility. Charges of $35.0 million in the first quarter of 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and the lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The remaining charges in 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility obtained during the second quarter of 2005, whereby we reduced the interest rate margins associated with the facility and prepaid $20.0 million of the term portion of the facility with proceeds from a draw of a like amount on the revolving portion of the facility.
Income tax expense
During the years ended December 31, 2006 and 2005, our financial statements reflected an income tax provision of $61.1 million and $26.9 million, respectively.
Our effective tax rate was approximately 37% during the year ended December 31, 2006 compared to approximately 35% during the year ended December 31, 2005. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first half of 2005. In addition, we also successfully pursued and recognized investment tax credits of $0.7 million in 2005. The effective tax rate during 2006 was also favorably impacted by an increase in the income tax benefits of equity compensation during 2006.
We currently expect our effective tax rate to increase slightly in 2007 as a result of an increase in our projected taxable income in states with higher statutory tax rates as well as the negative impact of a change in Texas tax law. Our overall effective tax rate is estimated based on our current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
On March 21, 2005, the Tulsa County Commission in Oklahoma provided us notice that, as a result of a contract bidding process, the County elected to have the Tulsa County Sheriff’s Office assume management of the David L. Moss Criminal Justice Center upon expiration of the contract on June 30, 2005. Operations were transferred to the Sheriff’s Office on July 1, 2005. Total revenue and operating expenses during 2005 were $10.7 million and $11.2 million, respectively. After depreciation expense and income taxes, the facility experienced a loss of $0.4 million for the year ended December 31, 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
During the year ended December 31, 2005, we generated net income available to common stockholders of $50.1 million, or $0.83 per diluted share, compared with net income available to common stockholders of $61.1 million, or $1.04 per diluted share, for the previous year. Contributing to the net income for 2005 compared to the previous year was an increase in operating income of $3.5 million, from $173.4 million during 2004 to $176.9 million during 2005 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net income available to common stockholders during 2005 was negatively impacted by a $35.3 million pre-tax charge, or $0.38 per diluted share net of taxes, associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes (who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for the 9.875% senior notes in March 2005), estimated fees and expenses associated with the tender offer, and the write-off of (i) existing deferred loan costs associated with the purchase of the 9.875% senior notes, (ii) existing deferred loan costs associated with a lump sum pay-down of our senior bank credit facility, and (iii) existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our old senior bank credit facility.
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
Business from our federal customers, including the Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and ICE, continues to be a significant component of our business. Our federal customers generated 39% and 38% of our total revenue for the years ended December 31, 2005 and 2004, respectively.
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
We have been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. During 2005, we settled a number of outstanding legal matters for amounts less than reserves previously established for such matters, which resulted in a reduction to operating expenses of approximately $2.7 million during 2005 compared with 2004. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies. Our recent success in settling outstanding claims at amounts less than previously reserved is not likely to be sustained for the long-term and it is possible that future cash flows and results of operations could be adversely affected by increases in expenses associated with legal matters in which we become involved.
The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2005	2004
Owned and Managed Facilities:
Revenue per compensated man-day	$58.95	$57.02
Operating expenses per compensated man-day:
Fixed expense	31.79	30.81
Variable expense	10.19	9.96

Total	41.98	40.77

Operating margin per compensated man-day	$16.97	$16.25

Operating margin	28.8%	28.5%

Average compensated occupancy	88.3%	90.3%

	For the Years Ended
	December 31,
	2005	2004
Managed Only Facilities:
Revenue per compensated man-day	$37.46	$36.68
Operating expenses per compensated man-day:
Fixed expense	23.22	22.42
Variable expense	8.12	7.99

Total	31.34	30.41

Operating margin per compensated man-day	$6.12	$6.27

Operating margin	16.3%	17.1%

Average compensated occupancy	96.7%	103.3%

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
As a result of declining inmate populations from the USMS and ICE at our 1,216-bed San Diego Correctional Facility, total revenues decreased by $4.0 million during 2005 compared with 2004. The average compensated occupancy during 2005 and 2004 was 96.5% and 108.5%, respectively. However, effective July 1, 2005, ICE awarded us a contract for the continued management at this facility. The contract, which governs the management of both USMS and ICE inmates, has a three-year base term with five three-year renewal options, and includes a guaranteed inmate population of 900 ICE detainees and 300 USMS inmates.
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
During July 2005, we announced our intention to cease operations at our T. Don Hutto Correctional Center located in Taylor, Texas, effective early September 2005. However during the fourth quarter of 2005, the facility housed inmates from the Liberty County Jail we managed in Liberty, Texas on a temporary basis due to the effects of Hurricane Rita on the Liberty County Jail. Although the Liberty County Jail sustained no property damage, inmates were held in the T. Don Hutto Correctional Center until power and other services were restored at the Liberty County Jail. Additionally, on October 20, 2005, we agreed to provide temporary housing for approximately 1,200 detainees from ICE housed in government detention facilities throughout the state of Florida due to the anticipated arrival of Hurricane Wilma and the emergency evacuation of all detainees in Florida. We initially housed approximately 600 detainees at our T. Don Hutto Correctional Center and approximately 600 detainees at our Florence Correctional Center. These detainee populations were returned to Florida during December 2005.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center, located in Eloy, Arizona. At December 31, 2005, the

Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from ICE, pursuant to a subcontract between the BOP and ICE. The BOP completed the transfer of its inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from ICE at this facility under an inter-governmental service agreement between the City of Eloy and ICE, effectively providing ICE the ability to fully utilize Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the existing contract with the BOP. Although the contract does not provide for a guaranteed occupancy, we expect over time that the facility will be substantially occupied by ICE detainees.
During September 2003, we announced our intention to complete construction of the Stewart County Correctional Facility located in Stewart County, Georgia. Construction on the 1,524-bed Stewart County Correctional Facility began in August 1999 and was suspended in May 2000. Our decision to complete construction of this facility was based on anticipated demand from several government customers having a need for inmate bed capacity in the Southeast region of the country. During October 2005, construction was completed and the facility was available for occupancy. Accordingly, we began depreciating the new facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. During 2005 and 2004, we capitalized $2.8 million and $4.3 million, respectively, in interest costs incurred on this facility. The book value of the facility was approximately $72.5 million upon completion of construction. Because we did not have a contract to house inmates at this facility immediately following completion of construction, our overall occupancy percentage was negatively impacted as a result of the additional vacant beds available at the Stewart facility. In June 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE.
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

Effective July 1, 2005, the Florida DMS awarded us contract extensions for three medium-security correctional facilities we manage on behalf of the state of Florida. Accordingly, we expect to continue management operations of the 750-bed Bay Correctional Facility in Panama City, Florida; the 1,036-bed Gadsden Correctional Institution in Quincy, Florida; and the recently expanded 893-bed Lake City Correctional Facility in Lake City, Florida. The management contracts at Bay Correctional Facility and Gadsden Correctional Institution were renewed for a period of two years. The management contract at Lake City Correctional Facility was renewed for a one-year term.
In December 2005, the Florida DMS announced we were awarded contracts to design, construct, and operate expansions at the Bay Correctional facility by 235 beds and the Gadsden facility by 384 beds. Both of these expansions will be funded by the state of Florida and construction is expected to be complete during the third quarter of 2007.
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
In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R. During the year ending December 31, 2005, we recognized $1.7 million of general and administrative expense for the amortization of restricted stock issued during 2005 to employees whose compensation is charged to general and administrative expense. Because these employees have historically been granted stock options rather than restricted stock, no such expense was recognized in our statement of operations during 2004. As a result, the issuance of restricted stock rather than stock options to these employees will contribute to a significant increase in our reported general and administrative expenses, even though our overall financial position and total cash flows are not affected by this change in compensation philosophy. This increase was exacerbated in 2006, when general and administrative expense included the amortization of restricted stock granted to these employees in both 2005 and 2006, since the amortization period spans the three-year vesting period of the restricted shares. Further, on January 1, 2006, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006, to employees whose compensation is charged to general and administrative expense, which heretofore have not been recognized in our income statement, except with respect to the aforementioned compensation charge of

$1.0 million recorded in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter.
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 1.5 million unvested options became exercisable, 45% of which were scheduled to vest in February 2006. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, which we were required to adopt by January 1, 2006, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
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
Expenses associated with debt refinancing and recapitalization transactions
For the years ended December 31, 2005 and 2004, expenses associated with debt refinancing and recapitalization transactions were $35.3 million and $0.1 million, respectively. The charges in the first quarter of 2005 consisted primarily of (i) a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer for the 9.875% notes in March 2005, (ii) the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and lump sum pay-down of the term portion of our senior bank credit facility made with the proceeds from the issuance of $375.0 million 6.25% senior notes, and (iii) estimated fees and expenses associated with each of the foregoing transactions. The charges in the second quarter of 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility.
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
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement included a 360-bed expansion that commenced during the fourth quarter of 2005. The expansion of the facility, which is owned by the County, was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The remaining cost to complete the expansion was $2.8 million as of December 31, 2006. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to the Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed mid-2007 at an estimated cost of approximately $103 million with a remaining cost to complete of $30.6 million as of December 31, 2006. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by the state of Hawaii. As of December 31, 2006, we housed 1,873 inmates from the state of Hawaii.
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
During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. We currently house approximately 1,300 BOP inmates at the Eden facility, under an existing inter-governmental services agreement between the BOP and the City of Eden. The contract requires a renovation and expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,354 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of approximately $20.0 million.
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork Correctional Facility by 960 beds, our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds, and our 568-bed Crossroads Correctional Center in Shelby, Montana, by 96 beds. The estimated cost to complete these expansions is approximately $81 million. As previously described herein, we recently signed contracts with the state of Wyoming for up to 600 inmates and with the state of Colorado for up to 720 inmates at the North Fork facility, which also houses inmates from the state of Vermont. Although we expect any Colorado inmates housed at this facility to ultimately be transferred to the facilities we are expanding in Colorado, we also expect the state of California to utilize this facility. Our Tallahatchie facility was 90% occupied as of December 31, 2006, mostly with inmates from the state of Hawaii, while our Crossroads facility was 97% occupied with inmates from the state of Montana and the USMS.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through the second quarter of 2008:

			Estimated cost
			to complete as of
	No. of	Estimated	December 31, 2006
Facility	beds	completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$2,769

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	988

Saguaro Correctional Facility Eloy, AZ	1,896	Mid-2007	30,573

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	51,949

Tallahatchie County Correctional Facility Tutwiler, MS	360	Fourth quarter 2007	19,830

Eden Detention Center Eden, TX	129	First quarter 2008	20,000

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	44,596

Kit Carson Correctional Center Burlington, CO	720	Second quarter 2008	42,977

Total	5,241		$213,682

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
We continue to pursue additional expansion and development opportunities to satisfy increasing demand from existing and potential customers.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During 2006, we capitalized $15.1 million of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $16.5 million in information technology expenditures during 2007.
We have the ability to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
The term loan portion of our old senior bank credit facility was scheduled to mature on March 31, 2008, while the revolving portion of the old facility, which as of December 31, 2005 had an outstanding balance of $10.0 million along with $36.5 million in outstanding letters of credit under a subfacility, was scheduled to mature on March 31, 2006. During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The new revolving credit facility has a five-year term and currently has no outstanding balance other than $37.9 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the new revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the new revolving credit facility is based on a base rate plus a margin ranging from 0.00% to 0.50% or on LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The new revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 1.00%.
During the years ended December 31, 2005 and 2004, we were not required to pay income taxes, other than primarily for the alternative minimum tax and certain state taxes, due to the utilization of existing net operating loss carryforwards to offset our taxable income. However, in 2005 we paid $15.8 million in tax payments primarily for the repayment of excess refunds we received in 2002 and 2003. During 2006, we generated sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006, with an obligation to pay a full year’s taxes beginning in 2007. We currently expect to pay approximately $60 million to $65 million in federal and state income taxes during 2007.
As of December 31, 2006, our liquidity was provided by cash on hand of $29.1 million, investments of $82.8 million, and $112.1 million available under our $150.0 million revolving credit facility. During the years ended December 31, 2006 and 2005, we generated $172.0 million and $153.4 million, respectively, in cash provided by operating activities, and as of December 31, 2006 and 2005, we had net working capital of $226.9 million and $164.0 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, eliminated all of our subordinated indebtedness, lowered our after tax interest obligations associated with our outstanding debt, further increasing our cash flow, and extended our total weighted average debt maturities. Also as a result of the completion of these capital transactions, covenants under our senior bank credit facility were amended to provide greater flexibility for, among other matters, incurring unsecured indebtedness, capital expenditures, and permitted acquisitions. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the facility primarily with security interests in our accounts receivable and deposit accounts. At December 31, 2006, our total weighted average stated interest rate was 6.9% and our total weighted average maturity was 5.5 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB-” currently (an improvement by two ratings levels), and our senior unsecured debt rating from “CCC+” to “BB-” (an improvement by four ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba2” currently (an improvement by five ratings levels).
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2006 was $172.0 million compared with $153.4 million in 2005 and $126.0 million in 2004. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during 2006 was primarily the result of an increase in higher operating income, partially offset by negative fluctuations in working capital.
Investing Activities
Our cash flow used in investing activities was $226.3 million for the year ended December 31, 2006, and was primarily attributable to capital expenditures during the year of $163.1 million, including $112.8 million for the expansion and development activities previously discussed herein, and $50.3 million for facility maintenance and information technology capital expenditures. Cash flow used in investing activities was also impacted by the purchases of $63.8 million in investments. Our cash flow used in investing activities was $116.3 million for the year ended December 31, 2005, and was primarily attributable to capital expenditures during the year of $110.3 million, including $73.9 million for expansion and development activities and $36.4 million for facility maintenance and information technology capital expenditures. During the year ended December 31, 2004, our cash flow used in investing activities was $116.2 million, primarily resulting from capital expenditures of $128.0 million, including $80.5 million for expansion and development activities and $47.5 million for facility maintenance and information technology capital expenditures.
Financing Activities
Our cash flow provided by financing activities was $18.6 million for the year ended December 31, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during 2006, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation. The income tax benefit of equity compensation was reported as a financing activity in 2006 pursuant to SFAS 123R, and as an operating activity in prior years.
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
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2006 (in thousands):

	Payments Due By Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$450,000	$525,000	$975,000
Environmental remediation	284	—	—	—	—	—	284
Contractual facility expansions	77,624	32,718	—	—	—	—	110,342
Operating leases	435	444	453	462	471	1,723	3,988

Total Contractual Cash Obligations	$78,343	$33,162	$453	$462	$450,471	$526,723	$1,089,614

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. During 2006, we paid $65.2 million in interest, including capitalized interest. We had $37.9 million of letters of credit outstanding at December 31, 2006 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2006, 2005, or 2004.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact that FIN 48 will have on our financial position and results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of December 31, 2006, there were no amounts outstanding under our revolving credit facility (other than $37.9 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of December 31, 2006, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Corrections Corporation of America and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Corrections Corporation of America and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Nashville, Tennessee
February 22, 2007

ITEM 9B. OTHER INFORMATION.
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal I – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 annual meeting of stockholders.
As a part of our comprehensive Corporate Compliance Manual, our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.correctionscorp.com or request a copy of any of the foregoing by writing to the following address — Corrections Corporation of America, Attention: Secretary, 10 Burton Hills Boulevard, Nashville, Tennessee 37215.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation,” in our definitive proxy statement for the 2007 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities	Weighted – Average	Compensation Plan
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a))
Equity compensation plans approved by stockholders	3,626,649	$20.26	1,223,010	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	3,626,649	$20.26	1,223,010

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 1997 Employee Share Incentive Plan, the Amended and Restated 2000 Stock Incentive Plan, and the Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2007 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our definitive proxy statement for the 2007 annual meeting of stockholders.

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

(3)	The Exhibits required by Item 601 of Regulation S-K are listed in the Index of Exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 27, 2007	By:	/s/ John D. Ferguson

John D. Ferguson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson	February 27, 2007

John D. Ferguson, President and Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Irving E. Lingo, Jr.	February 27, 2007

Irving E. Lingo, Jr., Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William F. Andrews	February 27, 2007

William F. Andrews, Chairman of the Board and Director

/s/ Donna M. Alvarado	February 27, 2007

Donna M. Alvarado, Director

/s/ Lucius E. Burch, III	February 27, 2007

Lucius E. Burch, III, Director

/s/ John D. Correnti	February 27, 2007

John D. Correnti, Director

/s/ John R. Horne	February 27, 2007

John R. Horne, Director

/s/ C. Michael Jacobi	February 27, 2007

C. Michael Jacobi, Director

/s/ Thurgood Marshall, Jr.	February 27, 2007

Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 27, 2007

Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 27, 2007

John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 27, 2007

Joseph V. Russell, Director

/s/ Henri L. Wedell	February 27, 2007

Henri L. Wedell, Director

INDEX OF EXHIBITS
Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Charter of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

3.2	Amendment to the Amended and Restated Charter of the Company effecting the reverse stock split of the Company’s Common Stock and a related reduction in the stated capital stock of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 13, 2001 and incorporated herein by this reference).

3.3	Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company’s Amendment No. 3 to its Registration Statement on Form S-4 (Commission File no. 333-96721), filed with the Commission on December 30, 2002 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibits 3.1 and 3.2 hereto), and Article II of the Third Amended and Restated Bylaws of the Company (included as Exhibit 3.3 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

4.4	Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Senior Notes due 2011 (“7.5% Notes”), with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 7, 2003 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
4.5	First Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.6	Second Supplement, dated as of August 8, 2003, to the Supplemental Indenture, dated as of May 7, 2003, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

4.7	Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.25% Senior Notes due 2013 with form of note attached (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 24, 2005 and incorporated herein by this reference).

4.8	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.9	Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.75% Senior Notes due 2014, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of February 3, 2006, by and among the Company, as Borrower, the lenders who are or may become a party to the agreement, and Wachovia Bank, National Association, as Administrative Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 7, 2006 and incorporated herein by this reference).

10.2	Note Purchase Agreement, dated as of December 31, 1998 by and between the Company and PMI Mezzanine Fund, L.P., including, as Exhibit R-1 thereto, Registration Rights Agreement, dated as of December 31, 1998, by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K (Commission File no. 000-25245), filed with the Commission on January 6, 1999 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.3	Amendment to Note Purchase Agreement and Note by and between the Company and PMI Mezzanine Fund, L.P., dated April 28, 2003 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.4	Waiver and Amendment, dated as of June 30, 2000, by and between the Company and PMI Mezzanine Fund, L.P., with form of replacement note attached thereto as Exhibit B (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File no. 000-25245), filed with the Commission on July 3, 2000 and incorporated herein by this reference).

10.5	Waiver and Amendment, dated as of March 5, 2001, by and between the Company and PMI Mezzanine Fund, L.P., including, as an exhibit thereto, Amendment to Registration Rights Agreement (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on April 17, 2001 and incorporated herein by this reference).

10.6	Form of Amendment No. 2 to Registration Rights Agreement by and between the Company and PMI Mezzanine Fund, L.P. (previously filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 (Commission File no. 333-104240), filed with the Commission on April 28, 2003 and incorporated herein by this reference).

10.7	Registration Rights Agreement, dated as of December 31, 1998, by and between Correctional Management Services Corporation, a predecessor of the Company, and CFE, Inc. (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.8	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.9	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.10	Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.11	Old CCA’s 1995 Employee Stock Incentive Plan, effective as of March 20, 1995 (previously filed as Exhibit 4.3 to Old CCA’s Registration Statement on Form S-8 (Commission File no. 33-61173), filed with the Commission on July 20, 1995 and incorporated herein by this reference).

10.12	Old CCA’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix A to Old CCA’s definitive Proxy Statement relating to Old CCA’s 1998 Annual Meeting of Shareholders (Commission File no. 001-13560), filed with the Commission on March 31, 1998 and incorporated herein by this reference).

10.13	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.14	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.15	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference.

10.16	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.17	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.18	Form of Resale Restriction Agreement for certain stock option award agreements issued under the Company’s Amended and Restated 1997 Employee Share Incentive Plan and the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 14, 2005 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.19	Form of Resale Restriction Agreement for key employees for certain stock option award agreements issued under the Company’s Amended and Restated 1997 Employee Share Incentive Plan and the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 14, 2005 and incorporated herein by this reference).

10.20*	First Amended and Restated Employment Agreement, dated as of February 27, 2007, by and between the Company and John D. Ferguson.

10.21	Employment Agreement, dated as of January 3, 2005, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.22	Employment Agreement, dated as of February 1, 2003, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 28, 2003 and incorporated herein by this reference).

10.23	Employment Agreement, dated as of May 1, 2003, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 12, 2003 and incorporated herein by this reference).

10.24	Employment Agreement, dated as of January 3, 2005, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of July 1, 2006, by and between the Company and William K. Rusak (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 6, 2006 and incorporated herein by this reference).

10.26*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005 has been restated.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Corrections Corporation of America changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Standards No. 123R, “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corrections Corporation of America’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Nashville, Tennessee
February 22, 2007

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
		(Restated,
		see Note 2)
ASSETS
Cash and cash equivalents	$29,121	$64,901
Restricted cash	11,826	11,284
Investments	82,830	19,014
Accounts receivable, net of allowance of $2,261 and $2,258, respectively	238,256	176,560
Deferred tax assets	11,655	32,488
Prepaid expenses and other current assets	17,554	15,884

Total current assets	391,242	320,131

Property and equipment, net	1,805,098	1,710,794

Investment in direct financing lease	15,467	16,322
Goodwill	15,246	15,246
Other assets	23,807	23,820

Total assets	$2,250,860	$2,086,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$160,785	$141,090
Income taxes payable	2,810	1,435
Current portion of long-term debt	290	11,836
Current liabilities of discontinued operations	497	1,774

Total current liabilities	164,382	156,135

Long-term debt, net of current portion	975,968	963,800
Deferred tax liabilities	23,755	12,087
Other liabilities	37,074	37,660

Total liabilities	1,201,179	1,169,682

Commitments and contingencies

Common stock — $0.01 par value; 80,000 shares authorized; 61,042 and 59,541 shares issued and outstanding at December 31, 2006 and 2005, respectively	610	595
Additional paid-in capital	1,528,219	1,505,986
Deferred compensation	—	(5,563)
Retained deficit	(479,148)	(584,387)

Total stockholders’ equity	1,049,681	916,631

Total liabilities and stockholders’ equity	$2,250,860	$2,086,313

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
REVENUE:
Management and other	$1,326,881	$1,188,649	$1,122,542
Rental	4,207	3,991	3,845

	1,331,088	1,192,640	1,126,387

EXPENSES:
Operating	973,893	898,793	850,366
General and administrative	63,593	57,053	48,186
Depreciation and amortization	67,673	59,882	54,445

	1,105,159	1,015,728	952,997

OPERATING INCOME	225,929	176,912	173,390

OTHER (INCOME) EXPENSE:
Interest expense, net	58,783	63,928	69,177
Expenses associated with debt refinancing and recapitalization transactions	982	35,269	101
Other (income) expense	(224)	263	943

	59,541	99,460	70,221

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	166,388	77,452	103,169

Income tax expense	(61,149)	(26,888)	(41,514)

INCOME FROM CONTINUING OPERATIONS	105,239	50,564	61,655

Income (loss) from discontinued operations, net of taxes	—	(442)	888

NET INCOME	105,239	50,122	62,543

Distributions to preferred stockholders	—	—	(1,462)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$105,239	$50,122	$61,081

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.76	$0.88	$1.14
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02

Net income available to common stockholders	$1.76	$0.87	$1.16

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.71	$0.84	$1.02
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02

Net income available to common stockholders	$1.71	$0.83	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,239	$50,122	$62,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,673	60,068	54,574
Amortization of debt issuance costs and other non-cash interest	4,433	5,341	6,750
Expenses associated with debt refinancing and recapitalization transactions	982	35,269	101
Deferred income taxes	31,141	21,255	14,934
Other (income) expense	(228)	248	783
Other non-cash items	458	1,097	1,107
Income tax benefit of equity compensation	(18,161)	6,900	3,683
Non-cash equity compensation	6,175	4,084	1,262
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(63,716)	(20,193)	(28,654)
Accounts payable, accrued expenses and other liabilities	18,423	9,947	(12,396)
Income taxes payable	19,536	(20,772)	21,294

Net cash provided by operating activities	171,955	153,366	125,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(112,791)	(73,895)	(80,548)
Expenditures for other capital improvements	(50,331)	(36,410)	(47,480)
Proceeds from sale of investments	—	—	5,000
Purchases of investments	(63,816)	(10,328)	(160)
(Increase) decrease in restricted cash	(255)	1,848	(66)
Proceeds from sale of assets	71	1,046	179
Decrease in other assets	57	726	6,257
Payments received on direct financing lease and notes receivable	758	665	601

Net cash used in investing activities	(226,307)	(116,348)	(116,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	150,000	375,000	—
Scheduled principal repayments	(138)	(1,233)	(843)
Other principal repayments	(148,950)	(370,135)	—
Payment of debt issuance and other refinancing and related costs	(3,976)	(36,240)	(993)
Proceeds from exercise of stock options and warrants	15,765	9,586	4,945
Purchase and retirement of common stock	(12,290)	(33)	—
Income tax benefit of equity compensation	18,161	—	—
Purchase and redemption of preferred stock	—	—	(31,028)
Payment of dividends	—	—	(1,612)

Net cash provided by (used in) financing activities	18,572	(23,055)	(29,531)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,780)	13,963	(19,767)

CASH AND CASH EQUIVALENTS, beginning of year	64,901	50,938	70,705

CASH AND CASH EQUIVALENTS, end of year	$29,121	$64,901	$50,938

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	For the Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $4,658, $4,543, and $5,839 in 2006, 2005, and 2004, respectively)	$60,575	$61,877	$65,592

Income taxes	$13,690	$15,776	$3,511

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$—	$(30,000)	$—
Common stock	—	50	—
Additional paid-in capital	—	29,928	—
Other assets	—	12	—
Accounts payable and accrued expenses	—	10	—

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)

								Accumulated
	Series A	Series B			Additional		Retained	Other	Total
	Preferred	Preferred	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Shares	Par Value	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2003	$7,500	$23,528	52,530	$525	$1,441,567	$(1,479)	$(695,590)	$(586)	$775,465

Comprehensive income:

Net income	—	—	—	—	—	—	62,543	—	62,543

Change in fair value of interest rate cap, net of tax	—	—	—	—	—	—	—	586	586

Total comprehensive income	—	—	—	—	—	—	62,543	—	63,129

Distributions to preferred stockholders	—	—	—	—		—	(1,462)	—	(1,462)

Income tax benefit of equity compensation	—	—	—	—	3,683	—	—	—	3,683

Redemption of preferred stock	(7,500)	(23,528)	—	—	—	—	—	—	(31,028)

Issuance of common stock	—	—	2	—	50	—	—	—	50

Amortization of deferred compensation, net of forfeitures	—	—	(8)	—	(106)	1,318	—	—	1,212

Restricted stock grant	—	—	79	1	1,574	(1,575)	—	—	—

Stock options exercised	—	—	519	5	4,940	—	—	—	4,945

BALANCE, December 31, 2004	$—	$—	53,122	$531	$1,451,708	$(1,736)	$(634,509)	$—	$815,994

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)
(Continued)

								Accumulated
	Series A	Series B			Additional		Retained	Other	Total
	Preferred	Preferred	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Shares	Par Value	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2004	$—	$—	53,122	$531	$1,451,708	$(1,736)	$(634,509)	$—	$815,994

Comprehensive income:						—

Net income	—	—	—	—	—	—	50,122	—	50,122

Total comprehensive income	—	—	—	—	—	—	50,122	—	50,122

Conversion of subordinated notes	—	—	5,043	50	29,928	—	—	—	29,978

Issuance of common stock	—	—	2	—	68	—	—	—	68

Retirement of common stock	—	—	(1)	—	(33)	—	—	—	(33)

Amortization of deferred compensation, net of forfeitures	—	—	(23)	—	(142)	3,169	—	—	3,027

Stock option compensation expense	—	—	—	—	989	—	—	—	989

Income tax benefit of equity compensation	—	—	—	—	6,900	—	—	—	6,900

Restricted stock grant	—	—	296	3	6,993	(6,996)	—	—	—

Warrants exercised	—	—	106	1	999	—	—	—	1,000

Stock options exercised	—	—	996	10	8,576	—	—	—	8,586

BALANCE, December 31, 2005	$—	$—	59,541	$595	$1,505,986	$(5,563)	$(584,387)	$—	$916,631

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)
(Continued)

								Accumulated
	Series A	Series B			Additional		Retained	Other	Total
	Preferred	Preferred	Common Stock		Paid-In	Deferred	Earning	Comprehensive	Stockholders’
	Stock	Stock	Shares	Par value	Capital	Compensation	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2005	$—	$—	59,541	$595	$1,505,986	$(5,563) $	(584,387)	$—	$916,631

Comprehensive income:

Net income	—	—	—	—	—	—	105,239	—	105,239

Total comprehensive income	—	—	—	—	—	—	105,239	—	105,239

Issuance of common stock	—	—	—	—	50	—	—	—	50

Retirement of common stock	—	—	(364)	(4)	(12,286)	—	—	—	(12,290)

Amortization of deferred compensation, net of forfeitures	—	—	(56)	(1)	4,565	—	—	—	4,564

Stock option compensation expense	—	—	—	—	1,561	—	—	—	1,561

Income tax benefit of equity compensation	—	—	—	—	18,161	—	—	—	18,161

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	—	—	(5,563)	5,563	—	—	—

Restricted stock grant	—	—	256	3	(3)	—	—	—	—

Stock options exercised	—	—	1,665	17	15,748	—	—	—	15,765

BALANCE, December 31, 2006	$—	$—	61,042	$610	$1,528,219	$—	$(479,148)	$—	$1,049,681

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
1.    ORGANIZATION AND OPERATIONS
Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2006, the Company owned 43 correctional, detention and juvenile facilities, three of which the Company leases to other operators. At December 31, 2006, the Company operated 65 facilities, including 40 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,896-bed correctional facility in Eloy, Arizona that is expected to be completed mid-2007.
The Company specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, the Company’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. The Company also provides health care (including medical, dental and psychiatric services), food services, and work and recreational programs.
The Company’s website address is www.correctionscorp.com. The Company makes its Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT
Basis of Presentation
The consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Restatement of the December 31, 2005 Balance Sheet
The Company has historically classified accrued workers’ compensation and automobile claims liabilities within accounts payable and accrued expenses, which is included in total current liabilities on the consolidated balance sheet. During 2006, management concluded that a portion of this liability should be classified in other long-term liabilities. As a result, the Company has restated the accompanying December 31, 2005 balance sheet to conform to the 2006 presentation.
The following is a summary of the line items impacted by the restatement of the December 31, 2005 balance sheet.

	December 31, 2005
	As Previously
	Reported	Adjustments	Restated
Accounts payable and accrued expenses	$158,267	$(17,177)	$141,090
Total current liabilities	$173,312	$(17,177)	$156,135
Other liabilities	$20,483	$17,177	$37,660
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
Restricted Cash
Restricted cash at December 31, 2006 was $11.8 million, of which $5.6 million represents cash collateral for a guarantee agreement as further described in Note 17 and $6.2 million represents cash for a capital improvements, replacements, and repairs reserve. Restricted cash at December 31, 2005 was $11.3 million, of which $5.4 million represents cash collateral for the guarantee agreement and $5.9 million represents cash for a capital improvements, replacements, and repairs reserve.
Accounts Receivable and Allowance for Doubtful Accounts
At December 31, 2006 and 2005, accounts receivable of $238.3 million and $176.6 million were each net of allowances for doubtful accounts totaling $2.3 million. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.
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
Investments
Investments consist of cash invested in auction rate securities held by a large financial institution. Auction rate securities have legal maturities that typically are at least twenty years, but have their interest rates reset approximately every 28-35 days under an auction system. Because liquidity in these instruments is provided from third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the securities. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity. Because auction rate securities are frequently re-priced, they trade in the market like short-term investments. These investments are carried at fair value, and are classified as current assets because they are generally available to support the Company’s current operations. Investment income earned on auction rate securities is classified net of interest expense on the consolidated statement of operations and was $3.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Property and Equipment
Property and equipment are carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment	3 – 5 years
Office furniture and fixtures	5 years
Intangible Assets Other Than Goodwill
Intangible assets other than goodwill include contract acquisition costs, a customer list, and contract values established in connection with certain business combinations. Contract acquisition costs (included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in connection with mergers and acquisitions completed during 2000. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years. The customer list (included in other non-current assets in the accompanying consolidated balance sheets), which was acquired in connection with the acquisition of a prisoner extradition company on December 31, 2002, is being amortized over seven years, which is the expected life of the customer list.
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
Management and Other Revenue
The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. The Company also maintains contracts with various federal, state, and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes any additional management service revenues when earned. Certain of the government agencies also have the authority to audit and investigate the Company’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

Other revenue consists primarily of revenues generated from prisoner transportation services for governmental agencies.
Rental Revenue
Rental revenue is recognized based on the terms of the Company’s leases.
Self-Funded Insurance Reserves
The Company is significantly self-insured for employee health, workers’ compensation, automobile liability insurance claims, and general liability claims. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims experience. The Company has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by the Company. The Company has accrued the estimated liability for workers’ compensation and automobile insurance based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. The Company records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.
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
Fair Value of Financial Instruments
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2006 and 2005, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$16,322	$20,475	$17,080	$21,926
Note receivable from APM	$6,180	$10,140	$5,428	$9,104
Debt	$(976,258)	$(982,500)	$(975,636)	$(987,026)
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.
Concentration of Credit Risks
The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, investments, accounts receivable, and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s investments consist of cash invested in auction rate securities held by a large financial institution. The Company’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2006, 2005, and 2004, federal correctional and detention authorities represented 40%, 39%, and 38%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the U.S. Immigration and Customs Enforcement, or ICE. The BOP accounted for 14%, 16%, and 16%, respectively, of total revenue for each of these years ended 2006, 2005, and 2004. The USMS accounted for 15% of total revenue for each of the years ended 2006, 2005, and 2004. The ICE accounted for 11%, 8%, and 8%, respectively, of total revenue for 2006, 2005, and 2004. These federal customers have management contracts at facilities the Company owns and at facilities the Company manages but does not own. No other customer generated more than 10% of total revenue during 2006, 2005, or 2004.
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
Accounting for Stock-Based Compensation
Restricted Stock
The Company amortizes the fair market value of restricted stock awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock is amortized over the vesting period as long as the Company expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously incurred.
Other Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the fair value method of accounting for stock-based employee compensation described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative, which was permitted under SFAS 123.
The Company adopted the fair value recognition provisions of SFAS 123R on January 1, 2006 using the “modified prospective” method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date.
At December 31, 2006, the Company had equity incentive plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of SFAS 123R. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 30, 2005, the Company’s board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under its Amended and Restated 1997 Employee Share Incentive Plan and its Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 1.5 million unvested options became exercisable, 45% of which were otherwise scheduled to vest in February 2006. All of the unvested options were “in-the-money” on the effective date of acceleration.
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
Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for the Company’s stock options is reflected in net income prior to January 1, 2006, except for the aforementioned $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation as well as $6.3 million of unrecognized compensation expense associated with the accelerated vesting of all stock options in 2005 (in thousands, except per share data).

	For the Years Ended December 31,
	2005	2004
As Reported:
Income from continuing operations and after preferred stock distributions	$50,564	$60,193
Income (loss) from discontinued operations, net of taxes	(442)	888

Net income available to common stockholders	$50,122	$61,081

Pro Forma:
Income from continuing operations and after preferred stock distributions	$42,519	$56,181
Income (loss) from discontinued operations, net of taxes	(442)	888

Net income available to common stockholders	$42,077	$57,069

As Reported:
Basic earnings (loss) per share:
Income from continuing operations	$0.88	$1.14
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02

Net income available to common stockholders	$0.87	1.16

As Reported:
Diluted earnings (loss) per share:
Income from continuing operations	$0.84	$1.02
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02

Net income available to common stockholders	$0.83	$1.04

Pro Forma:
Basic earnings (loss) per share:
Income from continuing operations	$0.74	$1.07
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02

Net income available to common stockholders	$0.73	$1.09

Pro Forma:
Diluted earnings (loss) per share:
Income from continuing operations	$0.71	$0.95
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02

Net income available to common stockholders	$0.70	$0.97

The effect of applying SFAS 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income available to common stockholders for future years.
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations.
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
As a result of the transfer of operations of the David L. Moss Criminal Justice Center to the Tulsa County Sheriff’s Office on July 1, 2005, as further described in Note 14, the Company recognized a goodwill impairment charge of $0.1 million. The charge for the David L. Moss facility is included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the year ended December 31, 2005.
During the fourth quarter of 2005, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $0.2 million related to the management of the 380-bed Liberty County Jail/Juvenile Center. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contract. This charge was computed using a discounted cash flow method and is included in depreciation and amortization in the accompanying statement of operations for the year ended December 31, 2005. During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the Liberty County Jail/Juvenile Center to another operator which occurred in January 2007. The Company expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations beginning in the first quarter of 2007 for all periods presented. The termination is not expected to have a material impact on the Company’s financial statements.
The components of the Company’s other identifiable intangible assets and liabilities are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(857)	$873	$(855)
Customer list	765	(437)	765	(328)
Contract values	(35,688)	22,459	(35,688)	19,294

Total	$(34,050)	$21,165	$(34,050)	$18,111

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2006, 2005, and 2004 was $4.6 million, $4.2 million and $3.4 million, respectively. Interest expense associated with the amortization of contract values for the years ended December 31, 2006, 2005, and 2004 was $1.5 million, $1.8 million, and $2.1 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2007	$4,552
2008	4,552
2009	3,095
2010	2,534
2011	134
4.	PROPERTY AND EQUIPMENT
At December 31, 2006, the Company owned 45 real estate properties, including 43 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and two corporate office buildings. At December 31, 2006, the Company also managed 25 correctional and detention facilities owned by government agencies.
Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2006	2005
Land and improvements	$40,625	$37,673
Buildings and improvements	1,899,701	1,810,706
Equipment	157,763	126,549
Office furniture and fixtures	25,712	24,386
Construction in progress	110,124	71,627

	2,233,925	2,070,941
Less: Accumulated depreciation	(428,827)	(360,147)

	$1,805,098	$1,710,794

Construction in progress primarily consists of correctional facilities under construction or expansion and software under development for internal use capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $4.7 million, $4.5 million, and $5.8 million in 2006, 2005, and 2004, respectively.

Depreciation expense was $72.2 million, $63.9 million, and $57.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.
As of December 31, 2006, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, three facilities, including two that are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.
During the first quarter of 2006, the Company re-opened its North Fork Correctional Facility in Sayre, Oklahoma with a small population of inmates from the state of Vermont. The facility was also re-opened in anticipation of additional inmate population needs from various existing state and federal customers. In June 2006, the Company entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at the North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement. Prior to its re-opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred in order to satisfy a contractual provision mandated by the state of Wisconsin.
In June 2006, the Company entered into a new agreement with Stewart County, Georgia to house detainees from ICE under an inter-governmental service agreement between Stewart County and ICE. The agreement will enable ICE to accommodate detainees at the Company’s Stewart Detention Center in Lumpkin, Georgia. The agreement between Stewart County and the Company is effective through December 31, 2011, and provides for an indefinite number of renewal options. The Company began receiving ICE detainees at the Stewart facility during October 2006.
During February 2005, the Company commenced construction of the Red Rock Correctional Center, a new correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81 million. The beds available at the Red Rock facility are substantially occupied by inmates from the states of Hawaii and Alaska.
5.	FACILITY ACQUISITIONS, EXPANSIONS, AND CONSTRUCTION IN PROGRESS
During September 2005, the Company announced that Citrus County renewed its contract for the Company’s continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the new agreement include a 360-bed expansion that the Company commenced during the fourth quarter of 2005. The expansion of the facility, which is owned by the County, was substantially completed during January 2007 at a cost of approximately $18.5 million, funded by the Company utilizing cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay the Company an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, the Company commenced construction during the fourth quarter of 2005 of the Saguaro Correctional Facility, a new correctional facility located adjacent to the recently completed Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed mid-2007 at an estimated cost of approximately $103 million. The Company currently expects to consolidate inmates from the state of Hawaii from several of the Company’s other facilities to this new facility. Although the Company can provide no assurance, it currently expects that growing state and federal demand for beds will ultimately absorb the beds vacated by the state of Hawaii.
In July 2006, the Company was notified by the state of Colorado that the State had accepted the Company’s proposal to expand its 700-bed Bent County Correctional Facility in Las Animas, Colorado by 720 beds to fulfill part of a 2,250-bed request for proposal issued by the state of Colorado in December 2005. As a result of the award, the Company has now entered into an Implementation Agreement with the state of Colorado for the expansion of its Bent County Correctional Facility by 720 beds. In addition, during November 2006 the Company entered into another Implementation Agreement to also expand its 768-bed Kit Carson Correctional Center in Burlington, Colorado by 720 beds.
The Company expects to commence construction on the expansion of the Bent and Kit Carson facilities during the first half of 2007. Construction of the Bent and Kit Carson facilities is estimated to cost a combined total of approximately $88 million. Both expansions are anticipated to be completed during the second quarter of 2008.
Based on the Company’s expectation of demand from a number of existing state and federal customers, during August 2006 the Company announced its intention to expand its North Fork Correctional Facility, Tallahatchie County Correctional Facility in Tutwiler, Mississippi, and its Crossroads Correctional Center in Shelby, Montana. The estimated cost to complete these expansions is approximately $81 million.
During January 2007, the Company announced that it received a contract award from the BOP to house up to 1,558 federal inmates at its Eden Detention Center in Eden, Texas. The Company currently houses approximately 1,300 BOP inmates at the Eden facility, under an existing inter-governmental services agreement between the BOP and the City of Eden. The contract requires a renovation and expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,354 beds. Renovation of the Eden facility is expected to be completed during the first quarter of 2008 at an estimated cost of $20.0 million.
6.	INVESTMENT IN AFFILIATE
The Company has determined that its joint venture in APM is a variable interest entity (“VIE”) in accordance with Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), of which the Company is not the primary beneficiary. The Company has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $6.4 million, including accrued interest, as of December 31, 2006. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM.
For the year ended December 31, 2006, equity in earnings of joint venture was $ 0.1 million, while for the years ended December 31, 2005 and 2004, equity in loss of joint venture was $0.3 million and $0.6 million, respectively, which is included in other (income) expense in the consolidated statements of operations. Because the Company’s investment in APM has no carrying value, equity in losses of APM are applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.
7.	INVESTMENT IN DIRECT FINANCING LEASE
At December 31, 2006, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.
A schedule of future minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2007	$2,793
2008	2,793
2009	2,793
2010	2,793
2011	2,793
Thereafter	14,658

Total minimum obligation	28,623
Less unearned interest income	(12,301)
Less current portion of direct financing lease	(855)

Investment in direct financing lease	$15,467

During the years ended December 31, 2006, 2005, and 2004, the Company recorded interest income of $2.0 million, $2.1 million, and $2.2 million, respectively, under this direct financing lease.
8.	OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Debt issuance costs, less accumulated amortization of $7,820 and $8,539, respectively	$15,920	$16,138
Notes receivable, net	4,248	4,241
Cash surrender value of life insurance	2,040	1,540
Deposits	1,232	1,375
Customer list, less accumulated amortization of $437 and $328, respectively	328	437
Contract acquisition costs, less accumulated amortization of $857 and $855, respectively	16	18
Other	23	71

	$23,807	$23,820

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Trade accounts payable	$48,393	$37,993
Accrued salaries and wages	28,587	23,159
Accrued workers’ compensation and auto liability	8,422	9,579
Accrued litigation	13,303	13,186
Accrued employee medical insurance	8,602	6,860
Accrued property taxes	13,063	12,802
Accrued interest	16,750	13,814
Other	23,665	23,697

	$160,785	$141,090

10.	DISTRIBUTIONS TO STOCKHOLDERS
Series A Preferred Stock
During 2004, the Company declared and paid a cash dividend on the outstanding shares of its Series A Preferred Stock each quarter at a rate of 8% per annum of the stock’s stated value of $25.00 per share through the date the Series A Preferred Stock was redeemed. See Note 15 for further discussion of redemptions of the Company’s Series A Preferred Stock during 2004.
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
Common Stock
No distributions for common stock were made for the years ended December 31, 2006, 2005, and 2004. The indentures governing the Company’s senior unsecured notes limit the amount of dividends the Company can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, the Company’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on the Company’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of the Company considers relevant.

11.	DEBT

Debt consists of the following (in thousands):

	December 31,
	2006	2005
Senior Bank Credit Facility:
Term Loan E Facility, with quarterly principal payments of varying amounts with unpaid balance due in March 2008; interest payable periodically at variable interest rates. The interest rate was 6.0% at December 31, 2005. This loan was paid-off in connection with issuance of the 6.75% Senior Notes in January 2006.	$—	$138,950

Revolving Loan, principal due at maturity in March 2006, interest payable periodically at variable interest rates. The interest rate was 5.9% at December 31, 2005. This facility was replaced with the Revolving Credit Facility during the first quarter of 2006, as further described hereafter.	—	10,000

Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	—	—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.3 million and $1.5 million was unamortized at December 31, 2006 and 2005, respectively.	201,258	201,548

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	—

Other	—	138

	976,258	975,636
Less: Current portion of long-term debt	(290)	(11,836)

	$975,968	$963,800

Senior Indebtedness
As of December 31, 2005, the Company’s senior secured bank credit facility (the “Senior Bank Credit Facility”) was comprised of a $139.0 million term loan expiring March 31, 2008 (the “Term Loan E Facility”) and a revolving loan (the “Revolving Loan”) with a capacity of up to $125.0 million, which included a $75.0 million subfacility for letters of credit, expiring on March 31, 2006.
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

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the Term Loan E Facility, after repaying the remaining $10.0 million balance on the Revolving Loan in January 2006 with cash on hand. Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “Revolving Credit Facility”). The Revolving Credit Facility was used to replace the existing Revolving Loan, including any outstanding letters of credit issued thereunder. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the Revolving Loan and pay-off of the Term Loan E Facility.
The Revolving Credit Facility has a $10.0 million sublimit for swingline loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the Revolving Credit Facility by up to $100.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margin rates are subject to adjustment based on the Company’s leverage ratio. The Revolving Credit Facility currently bears interest at a base rate or a LIBOR plus a margin of 1.00%.
The Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2006, the Company was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The Company capitalized approximately $7.7 million of costs associated with the issuance of the $250 Million 7.5% Senior Notes, which are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company could have redeemed up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remained outstanding after the redemption. The Company may redeem all or a portion of the notes on or after May 1, 2007. Redemption prices are set forth in the indenture governing the $250

Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.
$200 Million 7.5% Senior Notes. Interest on the $200.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in August 2003 (the “$200 Million 7.5% Senior Notes”) accrues at the stated rate and is payable on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The Company capitalized approximately $4.6 million of costs associated with the issuance of the $200 million 7.5% Senior Notes, which were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes.
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
$150 Million 6.75% Senior Notes. During January 2006, the Company completed the sale and issuance of $150.0 million aggregate principal amount of its 6.75% unsecured senior notes (the “6.75% Senior Notes”) pursuant to a prospectus supplement under an automatically effective shelf registration statement that was filed by the Company with the SEC on January 17, 2006. The Company used the net proceeds from the sale of the 6.75% Senior Notes to prepay the $139.0 million balance outstanding on the term loan indebtedness under the Company’s Senior Bank Credit Facility, to pay fees and expenses, and for general corporate purposes. The Company reported a charge of $0.9 million during the first quarter of 2006 in connection with the prepayment of the term portion of the Senior Bank Credit Facility. The Company capitalized approximately $2.9 million of costs associated with the issuance of the 6.75% Senior Notes.
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

Guarantees and Covenants. In connection with the registration with the SEC of the 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under a previously outstanding senior bank credit facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $1.8 billion are no longer directly available to the parent corporation to satisfy the obligations under the $250 Million 7.5% Senior Notes, the $200 Million 7.5% Senior Notes, the 6.25% Senior Notes, or the 6.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).
As of December 31, 2006, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.
The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict the Company’s ability to, among other things; make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of the Company’s assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of the Company’s Revolving Credit Facility, as more fully described hereafter.
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
On February 10, 2005, the Company provided notice to the holders of the $30 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30 Million Convertible Subordinated Notes resulted in the issuance of approximately 5.0 million shares of the Company’s common stock.
Other Debt Transactions
Letters of Credit. At December 31, 2006 and 2005, the Company had $37.9 million and $36.5 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2006 were provided by a sub-facility under the Revolving Credit Facility.
Debt Maturities
Scheduled principal payments as of December 31, 2006 for the next five years and thereafter are as follows (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	450,000
Thereafter	525,000

Total principal payments	975,000
Unamortized bond premium	1,258

Total debt	$976,258

Cross-Default Provisions
The provisions of the Company’s debt agreements relating to the Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Revolving Credit Facility.
If the Company were to be in default under the Revolving Credit Facility, and if the lenders under the Revolving Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the Revolving Credit Facility, such events could result in the acceleration of all or a portion of the Company’s Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

12.	INCOME TAXES

The income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current provision (benefit)
Federal	$28,440	$363	$20,508
State	1,568	(485)	2,286

	30,008	(122)	22,794

Deferred provision (benefit)
Federal	29,247	27,286	16,666
State	1,894	(276)	2,054

	31,141	27,010	18,720

Income tax provision	$61,149	$26,888	$41,514

The current income tax provisions for 2006, 2005, and 2004 are net of $16.0 million, $22.2 million, and $28.5 million, respectively, of tax benefits of operating loss carryforwards.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$11,760	$21,053
Net operating loss and tax credit carryforwards	1,690	13,385

Net current deferred tax assets	13,450	34,438

Current deferred tax liabilities:
Other	(1,795)	(1,950)

Net total current deferred tax assets	$11,655	$32,488

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	14,030	3,767
Tax over book basis of certain assets	26,995	30,103
Net operating loss and tax credit carryforwards	16,999	31,114
Other	8,221	11,037

Total noncurrent deferred tax assets	66,245	76,021
Less valuation allowance	(8,292)	(8,252)

Net noncurrent deferred tax assets	57,953	67,769

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(81,001)	(79,676)
Other	(707)	(180)

Total noncurrent deferred tax liabilities	(81,708)	(79,856)

Net total noncurrent deferred tax liabilities	$(23,755)	$(12,087)

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
The tax benefits associated with equity-based compensation reduced income taxes payable by $18.2 million during 2006 and increased current deferred tax assets by $6.9 million and $3.7 million during 2005 and 2004, respectively. Such benefits were recorded as increases to stockholders’ equity.
A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	0.7	4.0
Permanent differences	0.8	1.9	3.2
Change in valuation allowance	0.0	2.3	2.1
Adjustments to prior year’s tax returns	0.0	(3.2)	(4.4)
Other items, net	(1.2)	(2.0)	0.3

	36.8%	34.7%	40.2%

Although the Company utilized its remaining federal net operating losses in 2006, the Company has approximately $9.5 million in net operating losses applicable to various states that it expects to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, the Company has a valuation allowance of $2.7 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although the Company’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, the Company’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. The Company would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.
The Company’s effective tax rate was 36.8%, 34.7%, and 40.2% during 2006, 2005, and 2004, respectively. The effective tax rate during 2006 was favorably impacted by an increase in the income tax benefits of equity compensation during 2006 compared with prior years. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. In addition, the Company also successfully pursued and recognized investment tax credits of $0.7 million during 2005. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

A senior bank credit facility obtained in May 2002 and in place prior to the previously outstanding Senior Bank Credit Facility required the Company to hedge at least $192.0 million of the term loan portions of the facility within 60 days following the closing of the loan. In May 2002, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.0% (prior to the applicable spread) on outstanding balances of $200.0 million through the expiration of the cap agreement on May 20, 2004. The Company paid a premium of $1.0 million to enter into the interest rate cap agreement. The Company continued to amortize this premium as the estimated fair values assigned to each of the hedged interest payments expired throughout the term of the cap agreement, amounting to $0.6 million in 2004. The Company met the hedge accounting criteria under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement was marked to market each reporting period, and the change in the fair value of the interest rate cap agreement of $0.6 million during the year ended December 31, 2004 was reported through other comprehensive income in the statement of stockholders’ equity until its expiration in 2004.

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

The results of operations, net of taxes, and the assets and liabilities of two correctional facilities, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2006, 2005, and 2004. In addition, during the first quarter of 2004, the Company received $0.6 million in proceeds from the Commonwealth of Puerto Rico as a settlement for repairs the Company previously made to a facility the Company formerly operated in Ponce, Puerto Rico. These proceeds, net of taxes, are included in 2004 as discontinued operations.

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

The following table summarizes the results of operations for these facilities for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
REVENUE:
Managed-only	$—	$10,681	$28,578

EXPENSES:
Managed-only	—	11,169	27,179
Depreciation and amortization	—	186	129

	—	11,355	27,308

OPERATING INCOME (LOSS)	—	(674)	1,270

Other income	—	15	160

INCOME (LOSS) BEFORE INCOME TAXES	—	(659)	1,430

Income tax benefit (expense)	—	217	(542)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(442)	$888

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2006	2005
ASSETS
Total assets	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$497	$1,774

Total current liabilities	$497	$1,774

During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, the Company’s contract with the County expired in January 2007. The Company expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations beginning in the first quarter of 2007 for all periods presented. The termination is not expected to have a material impact on the Company’s financial statements.

15.	STOCKHOLDERS’ EQUITY

Common Stock

Restricted shares. During 2006, the Company issued approximately 256,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.4 million, including 202,000 restricted shares to employees whose compensation is charged to general and administrative expense and 54,000 restricted shares to employees whose compensation is charged to operating expense. During 2005, the Company issued approximately 296,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.7 million, including 233,000 restricted shares to employees whose compensation is charged to general and administrative expense and 63,000 shares to employees whose compensation is charged to operating expense.

The employees whose compensation is charged to general and administrative expense have historically been issued stock options as opposed to restricted common stock. However, in 2005 the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of SFAS 123R, whereby the Company issued a combination of stock options and restricted common stock to such employees. The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, approximately 137,000 shares issued in 2006 and approximately 162,000 shares issued in 2005 to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Because the first performance criteria with respect to the restricted shares issued in 2005 were satisfied, one-third of such shares issued and still outstanding on the date the performance criteria were deemed satisfied, or 53,000 restricted shares, became vested in March 2006. Unless earlier vested under the terms of the restricted stock, the remaining 119,000 shares of restricted stock issued in 2006 and 134,000 shares of restricted stock issued in 2005 to certain other employees of the Company vest during 2009 and 2008, respectively, as long as the employees awarded such shares do not terminate employment prior to the vesting dates.

During 2004, the Company issued approximately 79,000 shares of restricted common stock to certain of the Company’s wardens valued at $1.6 million on the date of the award. All of the shares granted during 2004 vest during 2007.

Nonvested restricted common stock transactions as of December 31, 2006 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of	Weighted
	restricted	average grant date
	commonstock	fair value
Nonvested at December 31, 2005	477	$21.41
Granted	256	$28.82
Cancelled	(57)	$26.28
Vested	(178)	$16.00

Nonvested at December 31, 2006	498	$26.60

During 2006, 2005, and 2004, the Company expensed $4.6 million ($1.3 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses), $3.0 million ($1.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses), and $0.9 million of operating expenses, net of forfeitures, relating to the restricted common stock, respectively.
Series A Preferred Stock
The Company had originally authorized 20.0 million shares of $0.01 par value non-voting preferred stock, of which 4.3 million shares were designated as Series A Preferred Stock. The Company issued 4.3 million shares of its Series A Preferred Stock on January 1, 1999 in connection with a merger completed during 1999. The shares of the Company’s Series A Preferred Stock were redeemable at any time by the Company on or after January 30, 2003 at $25.00 per share, plus dividends accrued and unpaid to the redemption date. Shares of the Company’s Series A Preferred Stock had no stated maturity, sinking fund provision or mandatory redemption and were not convertible into any other securities of the Company. Dividends on shares of the Company’s Series A Preferred Stock were cumulative from the date of original issue of such shares and were payable quarterly in arrears at a fixed annual rate of 8.0%.
Redemption of Series A Preferred Stock in 2003. Immediately following consummation of an offering of common stock and the $250 Million 7.5% Senior Notes in May 2003, the Company gave notice to the holders of its outstanding Series A Preferred Stock that it would redeem 4.0 million shares of the 4.3 million shares of Series A Preferred Stock outstanding at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption was completed in June 2003.
Redemption of Series A Preferred Stock in 2004. During the first quarter of 2004, the Company completed the redemption of the remaining 0.3 million shares of Series A Preferred Stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends through the redemption date.
Series B Preferred Stock
In order to satisfy the real estate investment trust distribution requirements with respect to its 1999 taxable year, during 2000 the Company authorized an additional 30.0 million shares of $0.01 par value preferred stock, designated 12.0 million shares of such preferred stock as non-voting Series B Preferred Stock and subsequently issued 7.5 million shares to holders of the Company’s common stock as a stock dividend.
The shares of Series B Preferred Stock issued by the Company provided for cumulative dividends payable at a rate of 12% per year of the stock’s stated value of $24.46. The dividends were payable quarterly in arrears, in additional shares of Series B Preferred Stock through the third quarter of 2003, and in cash thereafter, provided that all accrued and unpaid cash dividends were made on the Company’s Series A Preferred Stock. The shares of the Series B Preferred Stock were callable by the Company, at a price per share equal to the stated value of $24.46, plus any accrued dividends, at any time after six months following the later of (i) three years following the date of issuance or (ii) the 91st day following the redemption of the Company’s then outstanding 12% Senior Notes.
Approximately 4.2 million shares of Series B Preferred Stock were converted into 14.3 million shares of common stock during two conversion periods in 2000. The remaining shares of Series B Preferred Stock, as well as additional shares issued as dividends, were not convertible into shares of the Company’s common stock.
Series B Restricted Stock. During 2001, the Company issued 0.2 million shares of Series B Preferred Stock under two Series B Preferred Stock restricted stock plans (the “Series B Restricted Stock Plans”), which were valued at $2.0 million on the date of the award. The restricted shares of Series B Preferred Stock were granted to certain of the Company’s key employees and wardens. Under the terms of the Series B Restricted Stock Plans, the shares in the key employee plan vested in equal intervals over a three-year period expiring in May 2004, while the shares in the warden plan vested all at one time in May 2004. During the year ended December 31, 2004, the Company expensed $0.3 million, net of forfeitures, relating to the Series B Restricted Stock Plans.
Tender Offer for Series B Preferred Stock. Following the completion of an offering of common stock and the $250 Million 7.5% Senior Notes in May 2003, the Company purchased 3.7 million shares of its Series B Preferred Stock for $97.4 million pursuant to the terms of a cash tender offer. The tender offer price of the Series B Preferred Stock (inclusive of all accrued and unpaid dividends) was $26.00 per share.

Redemption of Series B Preferred Stock. During the second quarter of 2004, the Company completed the redemption of the remaining 1.0 million shares of its Series B Preferred Stock at the stated rate of $24.46 per share plus accrued dividends through the redemption date.
Stock Warrants
In connection with a merger completed during 2000, the Company issued stock purchase warrants for the purchase of 319,000 shares of the Company’s common stock as partial consideration to acquire the voting common stock of the acquired entity. The warrants issued allowed the holder to purchase approximately 213,000 shares of the Company’s common stock at an exercise price of $0.01 per share and approximately 106,000 shares of the Company’s common stock at an exercise price of $9.40 per share. These warrants were scheduled to expire on September 29, 2005. On May 27, 2003 and September 23, 2005, the holder of the warrants purchased approximately 213,000 shares and approximately 106,000 shares, respectively, of common stock pursuant to the warrants at an exercise price of $0.01 per share and $9.40 per share, respectively. Also, in connection with the merger completed during 2000, the Company assumed the obligation to issue warrants for the purchase of approximately 112,600 shares of its common stock, at an exercise price of $22.20 per share. The expiration date of such warrants is December 31, 2008.
Stock Option Plans
The Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from one to four years. Options granted to non-employee directors vest at the date of grant. The term of such options is ten years from the date of grant.
Stock option transactions relating to the Company’s incentive and non-qualified stock option plans are summarized below (in thousands, except exercise prices):

		Weighted-	Weighted-
		Average	Average	Aggregate
	No. of	Exercise Price	Remaining	Intrinsic
	options	of options	Contractual Term	Value
Outstanding at December 31, 2005	4,994	$17.24
Granted	437	29.63
Exercised	(1,665)	9.47
Cancelled	(139)	70.61

Outstanding at December 31, 2006	3,627	$20.26	6.1	$68,040

Exercisable at December 31, 2006	3,276	$19.31	5.8	$65,352

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $44.8 million, $17.5 million, and $7.4 million, respectively.

The weighted average fair value of options granted during 2006, 2005, and 2004 was $10.18, $8.89, and $8.05 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	25.2%	26.9%	36.6%
Risk-free interest rate	4.7%	4.1%	3.6%
Expected life of options	6 years	6 years	6 years
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
Nonvested stock option transactions relating to the Company’s incentive and non-qualified stock option plans as of December 31, 2006 and changes during the year ended December 31, 2006 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average grant
	options	date fair value
Nonvested at December 31, 2005	—	$-
Granted	437	$10.18
Cancelled	(27)	$10.06
Vested	(60)	$12.00

Nonvested at December 31, 2006	350	$9.88

As of December 31, 2006, the Company had $2.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.5 years. Notwithstanding the aforementioned accelerated vesting of all options on December 30, 2005 to avoid future compensation charges and a change in the Company’s historical business practices in 2005 with respect to awarding stock-based employee compensation by reducing the amount of stock options being issued and issuing restricted common stock to many employees who have historically been issued stock options largely as a result of the pending adoption of SFAS 123R, as a result of adopting Statement 123R on January 1, 2006, the Company’s income from continuing operations before income taxes and net income for the year ended December 31, 2006, are $1.6 million and $1.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for year ended December 31, 2006 are both $0.02 lower than if the Company had continued to account for share-based compensation under APB 25. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2005 and 2004 consistent with the provisions of SFAS 123R are disclosed in Note 2.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the “FSP”). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The Company elected to use the “short-cut” method when SFAS 123R was adopted on January 1, 2006. Prior to the adoption of SFAS 123R, the Company reported all tax benefits of equity compensation as operating cash flows in the consolidated statement of cash flows. In accordance with SFAS 123R, for the year ended December 31, 2006 the presentation of the statement of cash flows has changed from prior periods to report tax benefits from equity compensation of $18.2 million resulting from tax deductions in excess of the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows.
At the Company’s 2003 annual meeting of stockholders held in May 2003, the Company’s stockholders approved an increase in the number of shares of common stock available for issuance under the 2000 Stock Incentive Plan by 2.25 million shares raising the total to 6.0 million shares. In addition, the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 112,500 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2006, the Company had 1.1 million shares available for issuance under the 2000 Stock Incentive Plan and another existing plan, and 0.1 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
NUMERATOR
Basic:
Income from continuing operations after preferred stock distributions	$105,239	$50,564	$60,193
Income (loss) from discontinued operations, net of taxes	—	(442)	888

Net income available to common stockholders	$105,239	$50,122	$61,081

Diluted:
Income from continuing operations after preferred stock distributions	$105,239	$50,564	$60,193
Interest expense applicable to convertible notes, net of taxes	—	129	720

Diluted income from continuing operations after preferred stock distributions	105,239	50,693	60,913
Income (loss) from discontinued operations, net of taxes	—	(442)	888

Diluted net income available to common stockholders	$105,239	$50,251	$61,801

DENOMINATOR
Basic:
Weighted average common shares outstanding	59,857	57,713	52,589

Diluted:
Weighted average common shares outstanding	59,857	57,713	52,589
Effect of dilutive securities:
Stock options and warrants	1,509	1,724	1,952
Convertible notes	—	816	5,043
Restricted stock-based compensation	163	170	87

Weighted average shares and assumed conversions	61,529	60,423	59,671

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.76	$0.88	$1.14
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02

Net income available to common stockholders	$1.76	$0.87	$1.16

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations after preferred stock distributions	$1.71	$0.84	$1.02
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.02

Net income available to common stockholders	$1.71	$0.83	$1.04

17.	COMMITMENTS AND CONTINGENCIES
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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $52.0 million at December 31, 2006 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of

Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2006, the outstanding principal balance of the bonds exceeded the purchase price option by $12.9 million. The Company also maintains a restricted cash account of $5.6 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.
Retirement Plan
All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2006, 2005, and 2004, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.
During the years ended December 31, 2006, 2005, and 2004, the Company’s discretionary contributions to the Plan, net of forfeitures, were $7.5 million, $6.8 million, and $6.0 million, respectively.
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
During 2006, 2005 and 2004, the Company provided a fixed return of 7.5%, 7.5% and 7.7%, respectively, to participants in the Deferred Compensation Plans. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2006, 2005 and 2004, the Company recorded $256,000, $194,000 and $162,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2006 and 2005, the Company’s liability related to the Deferred Compensation Plans was $3.6 million and $2.4 million, respectively, which was reflected in accounts payable, accrued expenses and other liabilities in the accompanying balance sheets.
Employment and Severance Agreements
The Company currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
18.	SEGMENT REPORTING
As of December 31, 2006, the Company owned and managed 40 correctional and detention facilities, and managed 25 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2006, 2005, and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Owned and managed	$960,543	$840,800	$787,397
Managed-only	350,968	333,051	315,633

Total management revenue	1,311,511	1,173,851	1,103,030

Operating expenses:
Owned and managed	652,740	598,786	563,058
Managed-only	300,356	278,650	261,609

Total operating expenses	953,096	877,436	824,667

Facility contribution:
Owned and managed	307,803	242,014	224,339
Managed-only	50,612	54,401	54,024

Total facility contribution	358,415	296,415	278,363

Other revenue (expense):
Rental and other revenue	19,577	18,789	23,357
Other operating expense	(20,797)	(21,357)	(25,699)
General and administrative expense	(63,593)	(57,053)	(48,186)
Depreciation and amortization	(67,673)	(59,882)	(54,445)

Operating income	$225,929	$176,912	$173,390

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Capital expenditures:
Owned and managed	$126,819	$90,515	$84,691
Managed-only	19,936	5,288	5,137
Corporate and other	19,656	19,292	40,899
Discontinued operations	—	—	44

Total capital expenditures	$166,411	$115,095	$130,771

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2006	2005
Assets:
Owned and managed	$1,792,348	$1,672,941
Managed-only	119,044	92,101
Corporate and other	339,468	321,271

Total assets	$2,250,860	$2,086,313

19.	SUBSEQUENT EVENTS
During February 2007, the Company issued 145,000 shares of restricted common stock to the Company’s employees, with an aggregate value of $7.7 million. Unless earlier vested under the terms of the restricted stock, 73,000 shares issued to officers and executive officers are subject to vesting over a three year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2007, 2008 and 2009. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Unless earlier vested under the terms of the restricted stock, the remaining 72,000 shares of restricted stock issued to certain other employees of the Company vest during 2010.

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenue	$316,014	$326,220	$339,267	$349,587
Operating income	49,900	55,119	56,229	64,681
Net income	21,329	25,628	26,130	32,152

Basic earnings per share:
Net income	$0.36	$0.43	$0.44	$0.53

Diluted earnings per share:
Net income	$0.35	$0.42	$0.42	$0.52

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenue	$280,887	$290,189	$304,367	$317,197
Operating income	39,562	38,225	48,694	50,431
Income (loss) from discontinued operations, net of taxes	(620)	427	—	(249)
Net income (loss)	(8,939)	14,863	20,793	23,405

Basic earnings (loss) per share:
Net income (loss)	$(0.16)	$0.25	$0.35	$0.40

Diluted earnings (loss) per share:
Net income (loss)	$(0.16)	$0.25	$0.34	$0.39