Form 10-Q
period 2007-03-31
CORRECTIONS CORP OF AMERICA
filed 2007-05-07
CIK 1070985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2007:
Shares of Common Stock, $0.01 par value per share: 61,410,232 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$58,767	$29,029
Investments	83,922	82,830
Accounts receivable, net of allowance of $2,783 and $2,261, respectively	224,378	237,382
Deferred tax assets	12,288	11,655
Prepaid expenses and other current assets	12,808	17,554
Current assets of discontinued operations	416	966

Total current assets	392,579	379,416

Property and equipment, net	1,830,776	1,805,052

Restricted cash	11,973	11,826
Investment in direct financing lease	15,237	15,467
Goodwill	15,246	15,246
Other assets	23,146	23,807
Non-current assets of discontinued operations	—	46

Total assets	$2,288,957	$2,250,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$148,039	$160,522
Income taxes payable	5,976	2,810
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	367	760

Total current liabilities	154,672	164,382

Long-term debt, net of current portion	975,895	975,968
Deferred tax liabilities	29,451	23,755
Other liabilities	41,535	37,074

Total liabilities	1,201,553	1,201,179

Commitments and contingencies

Common stock – $0.01 par value; 80,000 shares authorized; 61,371 and 61,042 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	614	610
Additional paid-in capital	1,535,599	1,528,219
Retained deficit	(448,809)	(479,148)

Total stockholders’ equity	1,087,404	1,049,681

Total liabilities and stockholders’ equity	$2,288,957	$2,250,860

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2007	2006
REVENUE:
Management and other	$349,838	$313,592
Rental	1,077	1,036

	350,915	314,628

EXPENSES:
Operating	249,130	234,650
General and administrative	17,318	14,377
Depreciation and amortization	18,270	15,678

	284,718	264,705

OPERATING INCOME	66,197	49,923

OTHER (INCOME) EXPENSE:
Interest expense, net	13,934	15,126
Expenses associated with debt refinancing and recapitalization transactions	—	982
Other income	(11)	(12)

	13,923	16,096

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52,274	33,827

Income tax expense	(19,704)	(12,483)

INCOME FROM CONTINUING OPERATIONS	32,570	21,344
Loss from discontinued operations, net of taxes	—	(15)

NET INCOME	$32,570	$21,329

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.54	$0.36
Loss from discontinued operations, net of taxes	—	—

Net income	$0.54	$0.36

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.52	$0.35
Loss from discontinued operations, net of taxes	—	—

Net income	$0.52	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,570	$21,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,270	15,703
Amortization of debt issuance costs and other non-cash interest	1,015	1,235
Expenses associated with debt refinancing and recapitalization transactions	—	982
Deferred income taxes	4,695	6,916
Income tax benefit of equity compensation	(5,746)	—
Non-cash equity compensation	1,428	1,115
Other (income) expenses	(11)	(17)
Other non-cash items	47	275
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	18,234	15,184
Accounts payable, accrued expenses and other liabilities	(10,578)	(3,436)
Income taxes payable	8,912	280

Net cash provided by operating activities	68,836	59,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(33,620)	(19,159)
Expenditures for other capital improvements	(10,493)	(9,846)
Increase in restricted cash	(68)	(54)
Purchases of investments	(1,092)	(30,467)
Proceeds from sale of assets	3	49
Decrease (increase) in other assets	(80)	84
Payments received on direct financing leases and notes receivable	204	181

Net cash used in investing activities	(45,146)	(59,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	150,000
Scheduled principal repayments	—	(48)
Other principal repayments	—	(148,950)
Payment of debt issuance and other refinancing and related costs	—	(3,923)
Income tax benefit of equity compensation	5,746	5,239
Purchase and retirement of common stock	(2,631)	(6,964)
Proceeds from exercise of stock options	2,841	4,315

Net cash provided by (used in) financing activities	5,956	(331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,646	23

CASH AND CASH EQUIVALENTS, beginning of period	29,121	64,901

CASH AND CASH EQUIVALENTS, end of period	$58,767	$64,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,461 and $1,269 in 2007 and 2006, respectively)	$15,553	$12,373

Income taxes	$798	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2006	61,042	$610	$1,528,219	$—	$(479,148)	$1,049,681

Comprehensive income:

Net income	—	—	—	—	32,570	32,570

Total comprehensive income	—	—	—	—	32,570	32,570

Issuance of common stock	—	—	6	—	—	6

Retirement of common stock	(49)	(1)	(2,630)	—	—	(2,631)

Amortization of deferred compensation, net of forfeitures	(32)	—	1,093	—	—	1,093

Income tax benefit of equity compensation	—	—	5,746	—	—	5,746

Restricted stock grant	152	2	(2)	—	—	—

Stock option compensation expense	—	—	329	—	—	329

Stock options exercised	258	3	2,838	—	—	2,841

Cumulative effect of accounting change	—	—	—	—	(2,231)	(2,231)

Balance as of March 31, 2007	61,371	$614	$1,535,599	$—	$(448,809)	$1,087,404

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2005	59,541	$595	$1,505,986	$(5,563)	$(584,387)	$916,631

Comprehensive income:

Net income	—	—	—	—	21,329	21,329

Total comprehensive income	—	—	—	—	21,329	21,329

Issuance of common stock	—	—	12	—	—	12

Retirement of common stock	(250)	(2)	(6,962)	—	—	(6,964)

Amortization of deferred compensation, net of forfeitures	(9)	—	991	—	—	991

Income tax benefit of equity compensation	—	—	5,239	—	—	5,239

Restricted stock grant	246	2	(2)	—	—	—

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—

Stock option compensation expense	—	—	112	—	—	112

Stock options exercised	615	6	4,309	—	—	4,315

Balance as of March 31, 2006	60,143	$601	$1,504,122	$—	$(563,058)	$941,665

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
1.	ORGANIZATION AND OPERATIONS

As of March 31, 2007, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 43 correctional, detention and juvenile facilities, three of which are leased to other operators. As of March 31, 2007, the Company operated 64 facilities, including 40 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,896-bed correctional facility in Eloy, Arizona that is expected to be completed in June 2007.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Restricted cash as of December 31, 2006 has been reclassified to long-term to conform to the 2007 presentation.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of March 31, 2007 and December 31, 2006 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(857)	$873	$(857)
Customer list	765	(465)	765	(437)
Contract values	(35,688)	23,303	(35,688)	22,459

Total	$(34,050)	$21,981	$(34,050)	$21,165

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended March 31, 2007 and 2006 was $1.2 million. Interest expense associated with the amortization of contract values for the three months ended March 31, 2007 and 2006 was $0.3 and $0.4 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$3,413
2008	4,552
2009	3,095
2010	2,534
2011	134
2012	134
4.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of discontinued operations have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile

Center to another operator. Accordingly, the Company transferred operation of the facility to the other operator upon expiration of the management contract in January 2007.
The following table summarizes the results of operations for this facility for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	For the Three Months Ended March 31,
	2007	2006
REVENUE:
Managed-only	$—	$1,386

EXPENSES:
Managed-only	—	1,384
Depreciation and amortization	—	25

	—	1,409

OPERATING LOSS	—	(23)

Income tax benefit	—	8

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	(15)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$—	$92
Accounts receivable	416	874

Total current assets	416	966

Property and equipment, net	—	46

Total assets	$416	$1,012

LIABILITIES

Accounts payable and accrued expenses	$367	$760

Total current liabilities	$367	$760

5.	DEBT

Debt outstanding as of March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	—	—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.2 million and $1.3 million was unamortized at March 31, 2007 and December 31, 2006, respectively.	201,185	201,258

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	976,185	976,258
Less: Current portion of long-term debt	(290)	(290)

	$975,895	$975,968

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to pay-off the outstanding balance of the then outstanding term loan portion of the senior secured bank credit facility (the “Senior Bank Credit Facility”). Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “Revolving Credit Facility”). The Revolving Credit Facility was used to replace the existing revolving loan under the Senior Bank Credit Facility, including any outstanding letters of credit issued thereunder, which totaled $37.9 million as of March 31, 2007. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the revolving loan and pay-off of the term loan portion of the Senior Bank Credit Facility.

The Revolving Credit Facility has a $10.0 million sublimit for swingline loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the Revolving Credit Facility by up to $100.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margin rates are subject to adjustment based on the Company’s leverage ratio. The Revolving Credit Facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.
The Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.

The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

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

$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of the Company’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. At any time on or before March 15, 2008, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption.

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

6. STOCKHOLDERS’ EQUITY

Restricted Stock

During the first quarter of 2007, the Company issued 152,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.0 million, including 123,000 restricted shares to employees whose compensation is charged to general and administrative expense and 29,000 restricted shares to employees whose compensation is charged to operating expense. During 2006, the Company issued 256,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.4 million, including 202,000 restricted shares to employees whose compensation is charged to general and administrative expense and 54,000 shares to employees whose compensation is charged to operating expense.

The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, shares issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the restricted stock, the shares of restricted stock issued to the other employees of the Company vest after three years of continuous service.

During the three months ended March 31, 2007, the Company expensed $1.1 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $0.9 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2006, the Company expensed $1.0 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $0.7 million of which was recorded in general and administrative expenses). As of March 31, 2007, 465,000 shares of restricted stock remained outstanding and subject to vesting.
Stock Options

During the first quarter of 2007, the Company issued to its officers and executive officers options to purchase 223,000 shares of common stock with an aggregate fair value of $3.8 million, with a weighted average exercise price of $52.90 share. During 2006, the Company issued to its officers and executive officers options to purchase 437,000 shares of common stock with an aggregate fair value of $4.4 million, with a weighted average exercise price of $29.63 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period.

During the three months ended March 31, 2007 and 2006, the Company expensed $0.3 million and $0.1 million, net of forfeitures, relating to its outstanding stock options. As of March 31, 2007, options to purchase 3.5 million shares of common stock were outstanding with a weighted average exercise price of $22.07.

7.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income, as adjusted, by the weighted average number of common shares after considering the additional dilution related to restricted common stock plans and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2007	2006
NUMERATOR
Basic:
Income from continuing operations	$32,570	$21,344
Loss from discontinued operations, net of taxes	—	(15)

Net income	$32,570	$21,329

Diluted:
Income from continuing operations	$32,570	$21,344
Loss from discontinued operations, net of taxes	—	(15)

Diluted net income	$32,570	$21,329

DENOMINATOR
Basic:
Weighted average common shares outstanding	60,788	59,300

Diluted:
Weighted average common shares outstanding	60,788	59,300
Effect of dilutive securities:
Stock options and warrants	1,387	1,544
Restricted stock-based compensation	158	222

Weighted average shares and assumed conversions	62,333	61,066

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.54	$0.36
Loss from discontinued operations, net of taxes	—	—

Net income	$0.54	$0.36

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.52	$0.35
Loss from discontinued operations, net of taxes	—	—

Net income	$0.52	$0.35

8.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $52.0 million at March 31, 2007 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2007, the outstanding principal balance of the bonds exceeded the purchase price option by $13.5 million. The Company also maintains a restricted cash account of $5.7 million as collateral against a guarantee it has provided for a forward purchase agreement related to the bond issuance.
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

The Company’s effective tax rate was 37.7% during the first quarter of 2007 compared with 36.9% during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $4.5 million liability recorded for uncertain tax positions as of March 31, 2007, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.2 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).
10.	SEGMENT REPORTING

As of March 31, 2007, the Company owned and managed 40 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2006 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Revenue:
Owned and managed	$259,240	$225,673
Managed-only	86,886	84,371

Total management revenue	346,126	310,044

Operating expenses:
Owned and managed	170,236	157,714
Managed-only	73,514	71,907

Total operating expenses	243,750	229,621

Facility contribution:
Owned and managed	89,004	67,959
Managed-only	13,372	12,464

Total facility contribution	102,376	80,423

Other revenue (expense):
Rental and other revenue	4,789	4,584
Other operating expense	(5,380)	(5,029)
General and administrative	(17,318)	(14,377)
Depreciation and amortization	(18,270)	(15,678)

Operating income	$66,197	$49,923

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Capital expenditures:
Owned and managed	$36,716	$21,915
Managed-only	2,011	1,786
Discontinued operations	—	28
Corporate and other	6,380	5,085

Total capital expenditures	$45,107	$28,814

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Assets:
Owned and managed	$1,785,705	$1,792,348
Managed-only	120,019	118,032
Discontinued operations	416	1,012
Corporate and other	382,817	339,468

Total assets	$2,288,957	$2,250,860

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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on February 27, 2007 (File No. 001-16109) (the “2006 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2006 Form 10-K.
OVERVIEW
The Company
As of March 31, 2007, we owned 43 correctional, detention and juvenile facilities, three of which we leased to other operators. As of March 31, 2007, we operated 64 facilities, including 40 facilities that we owned, with a total design capacity of approximately 73,000 beds in 19 states and the District of Columbia. We also are constructing an additional 1,896-bed correctional facility in Eloy, Arizona, that is expected to be completed in June 2007.
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
Our website address is www.correctionscorp.com. We make our Form 10-K, Form 10-Q, Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended, the Exchange Act, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.
CRITICAL ACCOUNTING POLICIES
The condensed consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2006 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Asset impairments. As of March 31, 2007, we had $1.8 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of March 31, 2007, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
Income taxes. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109. SFAS 109 generally requires us to record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities.
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
Although we utilized our remaining federal net operating losses in 2006, we have approximately $9.3 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.7 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of March 31, 2007, we had $33.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2007, we had $12.6 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Total
Facilities as of December 31, 2005		39	24	3	66

Completion of construction at the Red Rock Correctional Center	July 1, 2006	1	—	—	1
Management contract awarded for Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	1

Facilities as of December 31, 2006		40	25	3	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	(1)

Facilities as of March 31, 2007		40	24	3	67

We also have an additional facility located in Eloy, Arizona that is under construction. This facility is not counted in the foregoing table because it currently has no impact on our results of operations.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Net income was $32.6 million, or $0.52 per diluted share, for the three months ended March 31, 2007, compared with net income of $21.3 million, or $0.35 per diluted share, for the three months ended March 31, 2006.
Net income during the first quarter of 2007 was favorably impacted by the increase in operating income of $16.3 million to $66.2 million from $49.9 million during the first quarter of 2006. Contributing to the increase in operating income during 2007 compared with the 2006 period was an increase in occupancy levels and the commencement of new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2007 and 2006:

	For the Three Months
	Ended March 31,
	2007	2006
Revenue per compensated man-day	$54.01	$52.07
Operating expenses per compensated man-day:
Fixed expense	28.55	28.82
Variable expense	9.49	9.74

Total	38.04	38.56

Operating margin per compensated man-day	$15.97	$13.51

Operating margin	29.6%	25.9%

Average compensated occupancy	98.0%	93.7%

Average compensated occupancy for the quarter increased to 98.0% from 93.7% in the first quarter of 2006 primarily as a result of the commencement of the new management contract with the U.S. Immigration and Customs Enforcement, or ICE, at our Stewart Detention Center, the re-opening of our North Fork Correctional Facility in the first quarter of 2006, and the commencement of the new management contract with ICE at our T. Don Hutto Residential Center during the second quarter of 2006.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE continues to be a significant component of our business. Our federal customers generated approximately 41% and 39% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. We currently expect business from our federal customers to continue to result in increasing revenue, based on our belief that the federal government’s enhanced focus on illegal immigration and initiatives to secure the nation’s borders will result in increased demand for federal detention services.
Operating expenses totaled $249.1 million and $234.7 million for the three months ended March 31, 2007 and 2006, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day decreased to $28.55 from $28.82 primarily as a result of a decrease in salaries and benefits of $0.06 per compensated man-day as well as a decrease in utilities of $0.08 per compensated man-day resulting from a reduction in energy rates and usage at certain of our facilities.
Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses. During the three months ended March 31, 2007, facility salaries and benefits expense increased $10.7 million. However, salaries and benefits expense decreased by $0.06 per compensated man-day, compared with the same period in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population.
Facility variable operating expenses decreased $0.25 per compensated man-day from the prior year quarter. The decrease in variable expenses per compensated man-day includes a decrease in inmate medical expenses of $0.20 per compensated man-day primarily resulting from the increase in inmate populations under management contracts that contain provisions limiting our medical risk and increases in populations across the portfolio with marginally lower increases in medical related expenses during the first quarter of 2007.
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

	For the Three Months
	Ended March 31,
	2007	2006
Owned and Managed Facilities:
Revenue per compensated man-day	$62.28	$60.15
Operating expenses per compensated man-day:
Fixed expense	30.67	31.52
Variable expense	10.23	10.51

Total	40.90	42.03

Operating margin per compensated man-day	$21.38	$18.12

Operating margin	34.3%	30.1%

Average compensated occupancy	98.9%	92.2%

	For the Three Months
	Ended March 31,
	2007	2006
Managed Only Facilities:
Revenue per compensated man-day	$38.68	$38.30
Operating expenses per compensated man-day:
Fixed expense	24.62	24.22
Variable expense	8.11	8.42

Total	32.73	32.64

Operating margin per compensated man-day	$5.95	$5.66

Operating margin	15.4%	14.8%

Average compensated occupancy	96.5%	96.4%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
Our operating margins at owned and managed facilities increased to 34.3% during the first quarter of 2007 from 30.1% during the first quarter of 2006 primarily as a result of an increase in average compensated occupancy from 92.2% to 98.9%. The most notable increases in compensated occupancy during the first quarter of 2007 occurred at the T. Don Hutto Residential Center due to the commencement in May 2006 of a new contract with ICE to house non-criminal families detained for immigration violations, the opening of the Stewart Detention Center in October 2006 to house ICE detainees, and the opening of the Red Rock Correctional Center in July 2006, each as more fully described hereafter. Also as more fully described hereafter, the absorption of a significant number of available beds at our owned and managed facilities has led to our intensified efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing.
During April 2006, we modified an agreement with Williamson County, Texas to house non-criminal families from ICE under an inter-governmental service agreement between Williamson County and ICE. The agreement enables ICE to accommodate non-criminal families being detained for deportation at our T. Don Hutto Residential Center. We originally announced an agreement in December 2005 to house up to 600 male detainees for ICE. However, to accommodate the request from ICE to house non-criminal families instead of male detainees, the initial intake of detainees originally scheduled to occur in February 2006 was delayed. The modified agreement, which was effective beginning May 8, 2006, provides for an indefinite term. This new agreement contributed to increased revenue and operating margins during the first quarter of 2007 compared with the same period in 2006.
During October 2005, construction was completed on our Stewart Detention Center in Stewart County, Georgia and the facility became available for occupancy. Accordingly, we began depreciating the facility in the fourth quarter of 2005 and ceased capitalizing interest on this project. In June 2006, we entered into a new agreement with Stewart County, Georgia to house detainees from ICE at our Stewart Detention Center under an inter-governmental service agreement between Stewart County and ICE. The agreement with Stewart County is effective through December 31, 2011, and provides for an indefinite number of renewal options. We began receiving ICE detainees at the Stewart facility in October 2006. As of March 31, 2007, we held 1,414 detainees at this facility.
During February 2005, we commenced construction of our Red Rock Correctional Center, a 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81 million. We relocated all of the Alaskan inmates from our Florence Correctional Center into this new facility during the third quarter of 2006. The beds made available at the Florence facility have been used to satisfy demand for prison beds from the USMS and from the states of California and Washington. As of March 31, 2007, occupancy at our Florence facility was 103%. As of March 31, 2007, our Red Rock facility housed 1,050 Alaskan inmates and 461 Hawaiian inmates.
During January 2006, we received notification from the BOP of its intent not to exercise its renewal option at our 1,500-bed Eloy Detention Center in Eloy, Arizona. At December 31, 2005, the Eloy facility housed approximately 500 inmates from the BOP and approximately 800 detainees from ICE, pursuant to a subcontract between the BOP and ICE. The BOP completed the transfer of its 500 inmates from the Eloy facility to other BOP facilities by February 28, 2006. During February 2006, we reached an agreement with the City of Eloy to manage detainees from ICE at this facility under an inter-governmental service agreement between the City of Eloy and ICE, effectively providing ICE the ability to fully utilize the Eloy Detention Center for existing and potential future requirements. Under our agreement with the City of Eloy, we are eligible for periodic rate increases that were not provided in the previous contract with the BOP. During the first quarter of 2007, this facility housed a daily average of 1,447 ICE detainees compared with a daily average of 1,068 inmates from the BOP and ICE during the first quarter of 2006 which resulted in an increase in revenue and operating margin at this facility during the 2007 period.

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
During December 2006, we also entered into an agreement with Bent County, Colorado to house Colorado male inmates under an inter-governmental service agreement between the County and the State of Colorado Department of Corrections. Under the agreement we may house up to 720 Colorado inmates, subject to bed availability, at our North Fork Correctional Facility. The term of the contract includes an initial term which commenced December 28, 2006 and runs through June 30, 2007, and provides for mutually agreed extensions for a total contract term of up to five years. As of March 31, 2007, we housed 479 Colorado inmates at the North Fork facility. If adequate bed space is available at the facility, Colorado may transfer additional inmates to the facility in order to meet any growth in Colorado inmate populations.
As of March 31, 2007, the North Fork facility housed 1,017 inmates from the states of Vermont, Wyoming, and Colorado. Based on our expectation of increased demand from a number of existing state and federal customers, during the third quarter of 2006 we began construction to expand our North Fork Correctional Facility by 960 beds. We anticipate that construction will be completed during the fourth quarter of 2007, at an estimated cost of $55.0 million.
Due to a combination of rate increases and/or an increase in population at our 1,794-bed Crowley County Correctional Facility, 2,304-bed Central Arizona Detention Center, 905-bed Houston Processing Center, and 258-bed Laredo Processing Center, primarily from the state of Colorado, the USMS and ICE, respectively, total revenue at these facilities increased during the first quarter of 2007 by $4.5 million as compared to the same period in the prior year.
We currently have a contract with the California Department of Corrections and Rehabilitation (“CDCR”) which provides the CDCR the ability to place California inmates in several of our facilities. As of March 31, 2007 we held 356 California inmates. On February 20, 2007, the Superior Court of California, County of Sacramento, ruled that the Governor of California exceeded his authority in issuing an emergency proclamation regarding prison overcrowding and that the contracts entered into by the CDCR to utilize prison beds at private facilities outside of California to relieve prison overcrowding were thus unauthorized by the Emergency Services Act and that such contracts violate the California Constitution. A judgment based on that ruling was entered on April 2, 2007, including a permanent injunction against performing under the contracts signed pursuant to the proclamation, which would include contracts between us and the CDCR. The Governor and other state defendants have appealed that judgment. The Court of Appeal of California, Third Appellate District has temporarily stayed enforcement of this judgment, which means our contract with the CDCR remains in effect. We cannot predict the length of time this stay will remain in place or the ultimate outcome of the appeal.
On April 26, 2007, the California legislature passed the “The Public Safety and Offender Rehabilitation Services Act of 2007,” which, among other things, expands California’s prison capacity through new construction and authorizes the transfer of inmates out-of-state through June 2011 without the consent of affected inmates. The Governor of California has indicated that he will sign this legislation, and announced an intention to transfer up to 8,000 inmates out of state. This statute may provide the Governor additional authority to enter into contracts for out-of-state prison beds. Although we believe that the legislative findings within the statute further strengthen the Governor’s original assertion of emergency authority and support the constitutionality of that action, we cannot guarantee that this statute will be persuasive to the Court of Appeal of California. If the Court of Appeal were to lift its stay of the Superior Court’s judgment, then the injunction would result in the loss of inmates we currently house.
Regardless of the Court of Appeal’s ruling, we cannot guarantee that the state of California will fully utilize the contracting authority created by this new statute, nor can we guarantee that this statute will not itself be challenged for violating the California Constitution or on other grounds. The number of beds we make available to California is dependent on the demand for our available beds from existing and potential customers and the capacity available within the time frame desired by the state of California.
On May 2, 2007, we were awarded a contract to house up to 2,160 inmates at our Diamondback Correctional Facility, in Watonga, Oklahoma by the Arizona Department of Corrections. The contract provides for an initial one-year term, and includes four additional one-year renewal periods. The contract also provides for a guaranteed 95% occupancy that becomes effective upon reaching 95% capacity following an agreed ramp-up period. We currently house approximately 1,400 Arizona inmates and approximately 650 Hawaiian inmates at this facility. We currently expect to relocate the Hawaiian inmates to our new 1,896-bed Saguaro Correctional Facility, in Eloy, Arizona, upon its completion in June 2007.
Accordingly, during the second quarter of 2007, we expect to incur increased staffing and other start-up related expenses at the Saguaro facility in anticipation of the commencement of operations at this new facility, along with incremental expenses to relocate Hawaiian inmates from four of our existing facilities, including primarily our 2,160-bed Diamondback Correctional Facility and our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi, to our new Saguaro facility. Because we expect the beds made available at the Diamondback facility to be substantially filled with inmates from the state of Arizona and the Tallahatchie facility to be used to satisfy anticipated demand from various states, we do not currently expect meaningful reductions in staffing levels in the interim. The decline in occupancies at these two facilities is expected to result in a temporary reduction in operating margins for our owned and managed facilities until such time as the beds are filled with replacement inmates.

Managed-Only Facilities
Our operating margins increased at managed-only facilities during the first quarter of 2007 to 15.4% from 14.8% during the first quarter of 2006 primarily as a result of a reduction in expenses related to legal proceedings in which we are involved. We have been successful at settling certain legal proceedings in which we are involved on terms we believe are favorable. However, expenses associated with legal proceedings may fluctuate from quarter to quarter based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
During October 2005, Hernando County, Florida completed an expansion by 382 beds of the Hernando County Jail we manage in Brooksville, Florida, increasing the design capacity to 730 beds. As a result of the expansion, the average daily inmate population during the first quarter of 2007 was 740 inmates compared with 597 inmates during the first quarter of 2006, contributing to an increase in revenue of $0.8 million during the first quarter of 2007 from the same period in the prior year.
During the first quarter of 2007, our 1,270-bed Idaho Correctional Center experienced an increase in revenue of approximately $0.8 million compared with the same period in the prior year primarily as a result of an increase in the inmate population from the state of Idaho. The average daily inmate population during the first quarter of 2007 was 1,452 compared with an average daily inmate population of 1,277 during the first quarter of 2006.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The terms of the new agreement included a 360-bed expansion that commenced during the fourth quarter of 2005 and was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, has experienced an increase in operating expenses resulting in a modest operating loss during the first quarter of 2007 as a result of the increase in staffing levels to support the new inmate population expected to occupy the expansion beds. We expect this facility to return to profitability in future quarters, as the expansion beds are utilized. During the first quarter of 2007 the facility maintained an average daily inmate population of 458 inmates, and as of March 31, 2007, this facility housed 553 inmates.
The operating margin at managed-only facilities was also negatively affected during the first quarter of 2007 as a result of a new contract at the Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida Department of Management Services, or Florida DMS, solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility during the first quarter of 2007 compared with the same period during 2006.
In December 2005, the Florida DMS announced that we were awarded contracts to design, construct, and operate expansions through June 30, 2007 at the Bay Correctional Facility located in Panama City, Florida by 235 beds and the Gadsden Correctional Institution located in Quincy, Florida by 384 beds. Both of these expansions are being funded by the state of Florida for a fixed price and construction is expected to be completed during the third quarter of 2007. We currently do not expect the costs to exceed the fixed price and we believe any future changes in these costs would not be material.
In December 2006, the Florida DMS issued an Invitation to Negotiate, or ITN, for the management of the Gadsden and Bay facilities. On May 4, 2007 we were notified by the Florida DMS of its recommendation of award to us for the continued management of the Bay Correctional Facility and the Gadsden Correctional Institution. Implementation of the recommendation is subject to negotiation and execution of a definitive agreement, which we expect to occur prior to the expiration of the existing contracts on June 30, 2007.
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
In March 2007, the state of Tennessee issued a Request for Proposal, or RFP, for the management of the 1,676-bed South Central Correctional Center in Clifton, Tennessee. We will respond to the RFP, but can provide no assurance that we will be awarded a contract for our continued management of the facility, or that we can maintain current per diem rates. If we are not awarded the contract to manage the facility, we would be required to report a non-cash charge for the impairment of tangible and intangible assets of approximately $1.5 million to $2.0 million.
General and administrative expense
For the three months ended March 31, 2007 and 2006, general and administrative expenses totaled $17.3 million and $14.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the first three months of 2006 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations, to intensify our efforts on developing new bed capacity, and to implement and support numerous technology initiatives.
Further, the increase in salaries and benefits includes an increase of $0.2 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options and an increase of $0.2 million of stock option expense. In 2005, the Company made changes to its historical business practices with respect to awarding stock-based employee compensation as a result of, among other reasons, the issuance of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. During the year ended December 31, 2006, we recognized $3.3 million of general and administrative expense for the amortization of restricted stock issued to employees whose compensation was charged to general and administrative expense, including $0.7 million during the first quarter of 2006. During the first quarter of 2007, we recognized $0.9 million for such expense. Further, on January 1, 2006, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense. For the three months ended March 31, 2007 and 2006, we recognized $0.3 million and $0.1 million, respectively, of general and administrative expense for the amortization of employee stock options granted after January 1, 2006. As of March 31, 2007, $5.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years from the grant date.
Depreciation and amortization
For the three months ended March 31, 2007 and 2006, depreciation and amortization expense totaled $18.3 million and $15.7 million, respectively. The increase in depreciation and amortization from the comparable period in 2006 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects, most notably our Red Rock Correctional Center, and the additional depreciation on our investments in technology and other capital expenditures. The investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2007 and 2006. Gross interest expense, net of capitalized interest, was $16.6 million and $16.9 million, respectively, for the three months ended March 31, 2007 and 2006. Gross interest expense is based on outstanding borrowings under our revolving credit facility, senior bank credit facility (until repaid), and senior notes, as well as the amortization of loan costs and unused facility fees.
Gross interest income was $2.7 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $1.5 million and $1.3 million during the first quarter of 2007 and 2006, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the three months ended March 31, 2006, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility.

Income tax expense
We incurred income tax expense of $19.7 million and $12.5 million for the three months ended March 31, 2007 and 2006, respectively.
Our effective tax rate was 37.7% during the first quarter of 2007 compared with 36.9% during the same period in the prior year. We currently expect our annual effective tax rate to increase to between 37.5% and 38.5% for 2007 from 36.8% in 2006 as a result of an increase in our projected taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FIN 48. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. Total revenue during the first quarter of 2006 was $1.4 million and total operating expenses were also $1.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2006 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
As a result of increasing demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we have intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. We can provide no assurance, however, that the increased capacity that we construct will be utilized. The following addresses certain significant projects that have recently been completed or that are currently in process:
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The contract has a ten-year base term with one five-year renewal option. The terms of the agreement also included a 360-bed expansion that commenced during the fourth quarter of 2005 and was completed during the first quarter of 2007. The expansion of the facility, which is owned by the County, cost approximately $18.5 million, and was funded with cash on hand. If the County terminates the management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for the amortization over a twenty-year period.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located adjacent to our Red Rock Correctional Center in Eloy, Arizona. The Saguaro Correctional Facility is expected to be completed in June 2007 at an estimated cost of approximately $103.0 million with a remaining cost to complete of approximately $16.0 million as of March 31, 2007. We currently expect to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we can provide no assurance, we currently expect that growing state and federal demand for beds will ultimately absorb the beds vacated by Hawaii. As of March 31, 2007, we housed approximately 2,105 inmates from the state of Hawaii.
In July 2006, we were notified by the state of Colorado that the State had accepted our proposal to expand our 700-bed Bent County Correctional Facility in Las Animas, Colorado by 720 beds to fulfill part of a 2,250-bed request for proposal issued by the state of Colorado in December 2005. As a result of the award, we have now entered into an Implementation Agreement with the state of Colorado for the expansion of our Bent County Correctional Facility by 720 beds. In addition, during November 2006 we entered into another Implementation Agreement to also expand our 768-bed Kit Carson Correctional Center in Burlington, Colorado by 720 beds. Construction of the Bent and Kit Carson facilities is estimated to cost approximately $88.0 million. Both expansions are anticipated to be completed during the second quarter of 2008.
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork Correctional Facility by 960 beds. The estimated cost to complete this expansion is approximately $55.0 million with a remaining cost to complete of approximately $43.8 million as of March 31, 2007. As previously described herein, during 2006 we signed contracts with the state of Wyoming for up to 600 inmates and with the state of Colorado for up to 720 inmates at the North Fork facility, which also houses inmates from the state of Vermont.
In August 2006, we also announced our intention to expand our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand from a number of state and federal customers, we announced in March 2007 that we expect to complete an additional 360-bed expansion at this facility. Both of these expansions are expected to be completed during the fourth quarter of 2007. The total cost to complete the entire 720-bed expansion is estimated to be approximately $39.0 million with a remaining cost to complete of approximately $34.5 million as of March 31, 2007.

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
In March 2007, we announced our intention to expand our 767-bed Leavenworth Detention Center in Leavenworth, Kansas by 266 beds. We anticipate that construction will be completed during the second quarter of 2008, at an estimated cost of $22.5 million. This expansion will also include a renovation of the existing building infrastructure to accommodate higher detainee populations. The Leavenworth facility currently houses approximately 900 USMS detainees.
The following table summarizes the aforementioned construction and expansion projects expected to be completed through the second quarter of 2008:

			Estimated
			remaining cost to
			complete as of
	No. of	Estimated	March 31, 2007
Facility	beds	completion date	(in thousands)
Saguaro Correctional Facility Eloy, AZ	1,896	Second quarter 2007	$16,036

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	43,820

Tallahatchie County Correctional Facility Tutwiler, MS	720	Fourth quarter 2007	34,500

Eden Detention Center Eden, TX	129	First quarter 2008	19,156

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	43,641

Kit Carson Correctional Center Burlington, CO	720	Second quarter 2008	42,068

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	21,360

Total	5,411		$220,581

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015, subject to extension by the County. Upon expiration of any lease term, ownership of the applicable portion of the facility automatically reverts to the County. The County has the right to buy out the Initial and Expansion portions of the facility at various times prior to the end term of the ground lease at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The third portion of the facility (Existing Premises) included 200 beds that expired in June 2006 and was not renewed. Ownership of the 200-bed Expansion Premises reverts to the County in December 2007. We are currently negotiating with the County to extend the reversion date of the Expansion Premises. However, if we are unsuccessful, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility. However, we can provide no assurance that we will be able to retain these inmate populations.
We continue to pursue additional expansion and development opportunities to satisfy the increasing demand from existing and potential customers.
Additionally, we believe investments in technology can enable us to operate safe and secure facilities with more efficient, highly skilled and better-trained staff, and to reduce turnover through the deployment of innovative technologies, many of which are unique and new to the corrections industry. During the first quarter of 2007, we capitalized $5.5 million of expenditures related to technology, compared with $4.7 million during the first quarter of 2006. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $12.6 million in information technology expenditures during the remainder of 2007. During 2006, we capitalized $15.1 million of expenditures related to technology.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The revolving credit facility has a five-year term and currently has no outstanding balance other than $37.9 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.

During 2006, we generated sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006, with an obligation to pay a full year’s taxes in 2007. We currently expect to pay approximately $50.0 million to $60.0 million in federal and state income taxes during 2007, compared with $13.7 million during 2006.
As of March 31, 2007, our liquidity was provided by cash on hand of $58.8 million, investments of $83.9 million, and $112.1 million available under our $150.0 million revolving credit facility. During the three months ended March 31, 2007 and 2006, we generated $68.8 million and $59.6 million, respectively, in cash through operating activities, and as of March 31, 2007 and 2006, we had net working capital of $237.9 million and $177.9 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, eliminated all of our subordinated indebtedness, lowered the interest obligations associated with our outstanding debt, and extended our total weighted average debt maturities. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the revolving credit facility primarily with security interests in our accounts receivable and deposit accounts. At March 31, 2007, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 5.2 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB” currently (an improvement by three ratings levels), and our senior unsecured debt rating from “CCC+” to “BB” (an improvement by five ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba2” currently (an improvement by five ratings levels).
Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2007 was $68.8 million, compared with $59.6 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2007 was primarily due to the increase in operating income caused by an increase in inmate populations.

Investing Activities
Our cash flow used in investing activities was $45.1 million for the three months ended March 31, 2007 and was primarily attributable to capital expenditures during the quarter of $44.1 million and included expenditures for facility development and expansions of $33.6 million primarily related to the aforementioned facility development and expansion projects during the quarter. Cash flow used in investing activities during the first quarter of 2007 was also attributable to $1.1 million of additional purchases of investments in auction rate certificates. Our cash flow used in investing activities was $59.2 million for the three months ended March 31, 2006 and was primarily attributable to capital expenditures during the quarter of $29.0 million and included expenditures for facility development and expansions of $19.2 million related to our various facility development and expansion projects. Cash flow used in investing activities during the first quarter of 2006 was also attributable to $30.5 million of additional purchases of investments in auction rate certificates.
Financing Activities
Our cash flow provided by financing activities was $6.0 million for the three months ended March 31, 2007 and was primarily attributable to the cash flows associated with exercising stock options, net of the purchase and retirement of common stock. Our cash flow used in financing activities was $0.3 million for the three months ended March 31, 2006 and was primarily attributable to refinancing and recapitalization transactions completed during the quarter, as proceeds received from the issuance of $150.0 million aggregate principal amount of 6.75% senior notes were used to pay-off the outstanding balance of the term loan portion of our senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. We also paid $3.9 million of debt issuance and other refinancing and related costs.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2007 (in thousands):

	Payments Due By Year Ended December 31,
	2007
	(remainder)	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$450,000	$525,000	$975,000
Contractual facility expansions	68,776	36,089	—	—	—	—	104,865
Operating leases	328	444	453	462	471	1,723	3,881

Total contractual cash obligations	$69,104	$36,533	$453	$462	$450,471	$526,723	$1,083,746

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the three months ended March 31, 2007, we paid $17.0 million in interest, including capitalized interest. We had $37.9 million of letters of credit outstanding at March 31, 2007 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2007 or 2006.
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
Upon adoption of FIN 48 on January 1, 2007 we recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. We have a $4.5 million liability recorded for uncertain tax positions as of March 31, 2007. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.2 million. We do not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of March 31, 2007, there were no amounts outstanding under our revolving credit facility (other than $37.9 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of March 31, 2007, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See the information reported in Note 8 to the financial statements included in Part I, which information is incorporated hereunder by this reference.
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the review of the Company’s financial statements for the first quarter of 2007; (2) certain tax consulting services; (3) certain loan covenant requirements, and (4) the annual subscription to accounting research software tools provided by Ernst & Young.

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

CORRECTIONS CORPORATION OF AMERICA
Date: May 7, 2007	/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Todd J. Mullenger
Todd J. Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer