Form 10-Q
period 2007-06-30
CORRECTIONS CORP OF AMERICA
filed 2007-08-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2007:
Shares of Common Stock, $0.01 par value per share: 123,741,288 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$81,070	$29,029
Investments	84,766	82,830
Accounts receivable, net of allowance of $3,200 and $2,261, respectively	212,736	237,382
Deferred tax assets	8,970	11,655
Prepaid expenses and other current assets	30,769	17,554
Current assets of discontinued operations	416	966

Total current assets	418,727	379,416

Property and equipment, net	1,883,329	1,805,052

Restricted cash	6,346	11,826
Investment in direct financing lease	15,000	15,467
Goodwill	15,246	15,246
Other assets	23,201	23,807
Non-current assets of discontinued operations	—	46

Total assets	$2,361,849	$2,250,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$176,492	$160,522
Income taxes payable	630	2,810
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	317	760

Total current liabilities	177,729	164,382

Long-term debt, net of current portion	975,823	975,968
Deferred tax liabilities	29,131	23,755
Other liabilities	41,422	37,074

Total liabilities	1,224,105	1,201,179

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 123,683 and 122,084 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,237	1,221
Additional paid-in capital	1,552,714	1,527,608
Retained deficit	(416,207)	(479,148)

Total stockholders’ equity	1,137,744	1,049,681

Total liabilities and stockholders’ equity	$2,361,849	$2,250,860

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE:
Management and other	$361,659	$323,843	$711,497	$637,435
Rental	1,111	1,049	2,188	2,085

	362,770	324,892	713,685	639,520

EXPENSES:
Operating	259,239	237,435	508,369	472,085
General and administrative	18,817	15,961	36,135	30,338
Depreciation and amortization	18,928	16,298	37,198	31,976

	296,984	269,694	581,702	534,399

OPERATING INCOME	65,786	55,198	131,983	105,121

OTHER EXPENSES (INCOME):
Interest expense, net	13,655	14,552	27,589	29,678
Expenses associated with debt refinancing and recapitalization transactions	—	—	—	982
Other income	(70)	(102)	(81)	(114)

	13,585	14,450	27,508	30,546

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52,201	40,748	104,475	74,575

Income tax expense	(19,599)	(15,070)	(39,303)	(27,553)

INCOME FROM CONTINUING OPERATIONS	32,602	25,678	65,172	47,022

Loss from discontinued operations, net of taxes	—	(50)	—	(65)

NET INCOME	$32,602	$25,628	$65,172	$46,957

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.27	$0.21	$0.53	$0.39
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.27	$0.21	$0.53	$0.39

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.26	$0.21	$0.52	$0.38
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.26	$0.21	$0.52	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,172	$46,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,198	32,029
Amortization of debt issuance costs and other non-cash interest	2,003	2,326
Expenses associated with debt refinancing and recapitalization transactions	—	982
Deferred income taxes	7,305	18,758
Income tax benefit of equity compensation	(14,256)	(7,360)
Other income	(81)	(117)
Non-cash equity compensation	3,490	3,212
Other non-cash items	223	458
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	11,945	(18,747)
Accounts payable, accrued expenses and other liabilities	4,455	4,718
Income taxes payable	12,076	8,562

Net cash provided by operating activities	129,530	91,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(81,454)	(42,454)
Expenditures for other capital improvements	(21,059)	(22,192)
(Increase) decrease in restricted cash	5,641	(116)
Purchases of investments	(1,936)	(41,808)
Proceeds from sale of assets	40	51
Increase in other assets	(859)	(391)
Payments received on direct financing leases and notes receivable	414	367

Net cash used in investing activities	(99,213)	(106,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	150,000
Scheduled principal repayments	—	(97)
Other principal repayments	—	(148,950)
Payment of debt issuance and other refinancing and related costs	—	(3,973)
Income tax benefit of equity compensation	14,256	7,360
Purchase and retirement of common stock	(2,644)	(6,979)
Proceeds from exercise of stock options	10,020	7,898

Net cash provided by financing activities	21,632	5,259

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,949	(9,506)

CASH AND CASH EQUIVALENTS, beginning of period	29,121	64,901

CASH AND CASH EQUIVALENTS, end of period	$81,070	$55,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,133 and $2,818 in 2007 and 2006, respectively)	$30,837	$28,059

Income taxes	$21,676	$3,044

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2006	122,084	$1,221	$1,527,608	$—	$(479,148)	$1,049,681

Comprehensive income:

Net income	—	—	—	—	65,172	65,172

Total comprehensive income	—	—	—	—	65,172	65,172

Issuance of common stock	—	—	12	—	—	12

Retirement of common stock	(99)	(1)	(2,643)	—	—	(2,644)

Amortization of deferred compensation, net of forfeitures	(80)	(1)	2,497	—	—	2,496

Income tax benefit of equity compensation	—	—	14,256	—	—	14,256

Restricted stock grant	308	3	(3)	—	—	—

Stock option compensation expense	—	—	982	—	—	982

Stock options exercised	1,470	15	10,005	—	—	10,020

Cumulative effect of accounting change	—	—	—	—	(2,231)	(2,231)

Balance as of June 30, 2007	123,683	$1,237	$1,552,714	$—	$(416,207)	$1,137,744

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2005	119,082	$1,191	$1,505,390	$(5,563)	$(584,387)	$916,631

Comprehensive income:

Net income	—	—	—	—	46,957	46,957

Total comprehensive income	—	—	—	—	46,957	46,957

Issuance of common stock	—	—	25	—	—	25

Retirement of common stock	(501)	(5)	(6,974)	—	—	(6,979)

Amortization of deferred compensation, net of forfeitures	(90)	(1)	2,132	—	—	2,131

Income tax benefit of equity compensation	—	—	7,360	—	—	7,360

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—

Stock option compensation expense	—	—	1,056	—	—	1,056

Restricted stock grant	492	5	(5)	—	—	—

Stock options exercised	1,800	18	7,880	—	—	7,898

Balance as of June 30, 2006	120,783	$1,208	$1,511,301	$—	$(537,430)	$975,079

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
1.	ORGANIZATION AND OPERATIONS

As of June 30, 2007, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 44 correctional, detention and juvenile facilities, three of which are leased to other operators. As of June 30, 2007, the Company operated 65 facilities, including 41 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,668-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008.

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

Stock Split

On June 7, 2007, the Company announced that its Board of Directors had declared a 2-for-1 stock split in the form of a 100% stock dividend on its common stock. The stock dividend was payable on July 6, 2007, to stockholders of record as of June 29, 2007. Each shareholder of record at the close of business on the record date received one additional share of the Company’s common stock for every one share of common stock held on that date. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the increase in common shares and corresponding decrease in the per share amounts resulting from the 2-for-1 stock split.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of June 30, 2007 and December 31, 2006 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(858)	$873	$(857)
Customer list	765	(491)	765	(437)
Contract values	(35,688)	24,171	(35,688)	22,459

Total	$(34,050)	$22,822	$(34,050)	$21,165

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended June 30, 2007 and 2006 was $1.1 million, while amortization income, net of amortization expense, for intangible assets and liabilities during each of the six months ended June 30, 2007 and 2006 was $2.3 million. Interest expense associated with the amortization of contract values for the three months ended June 30, 2007 and 2006 was $0.3 million and $0.4 million, respectively, while interest expense associated with the amortization of contract values for the six months ended June 30, 2007 and 2006 was $0.6 million and $0.8 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$2,276
2008	4,552
2009	3,095
2010	2,534
2011	134
2012	134
4.	FACILITY ACTIVATIONS AND DEVELOPMENTS

The Company commenced construction during 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located in Eloy, Arizona. The facility was completed during June 2007 for an aggregate cost of approximately $103.0 million. The beds available at the Saguaro Correctional Facility are expected to be utilized to consolidate inmates from the state of Hawaii from several of the Company’s other facilities. Although the Company has contracts with customers that are expected to fill the beds vacated by Hawaii, the Company can provide no assurance that all of the beds will ultimately be utilized.

On July 2, 2007, the Company announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. The Company does not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.

5.	DISCONTINUED OPERATIONS

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

The following table summarizes the results of operations for this facility for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

REVENUE:
Managed-only	$—	$1,328	$—	$2,714

EXPENSES:
Managed-only	—	1,379	—	2,763
Depreciation and amortization	—	28	—	53

	—	1,407	—	2,816

OPERATING LOSS	—	(79)	—	(102)

Income tax benefit	—	29	—	37

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(50)	$—	$(65)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$—	$92
Accounts receivable	416	874

Total current assets	416	966

Property and equipment, net	—	46

Total assets	$416	$1,012

LIABILITIES

Accounts payable and accrued expenses	$317	$760

Total current liabilities	$317	$760

6.	DEBT

Debt outstanding as of June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	$—	$—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.1 million and $1.3 million was unamortized at June 30, 2007 and December 31, 2006, respectively.	201,113	201,258

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	976,113	976,258

Less: Current portion of long-term debt	(290)	(290)

	$975,823	$975,968

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to pay-off the outstanding balance of the then outstanding term loan portion of the senior secured bank credit facility (the “Senior Bank Credit Facility”). Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “Revolving Credit Facility”). The Revolving Credit Facility was used to replace the existing revolving loan under the Senior Bank Credit Facility, including any outstanding letters of credit issued thereunder, which totaled $36.0 million as of June 30, 2007. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the revolving loan and pay-off of the term loan portion of the Senior Bank Credit Facility.

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

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. At any time on or before May 1, 2006, the Company could have redeemed up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remained outstanding after the redemption. The Company may now redeem all or a portion of the notes at redemption prices as set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

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

7. STOCKHOLDERS’ EQUITY

Restricted Stock

During the six months ended June 30, 2007, the Company issued 308,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.2 million, including 250,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 restricted shares to employees whose compensation is charged to operating expense. During 2006, the Company issued 512,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.4 million, including 404,000 restricted shares to employees whose compensation is charged to general and administrative expense and 108,000 shares to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2007, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses), while during the three months ended June 30, 2006, the Company expensed $1.1 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $0.8 million of which was recorded in general and administrative expenses).
During the six months ended June 30, 2007, the Company expensed $2.5 million, net of forfeitures, relating to restricted common stock ($0.4 million of which was recorded in operating expenses and $2.1 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2006, the Company expensed $2.1 million, net of forfeitures, relating to restricted common stock ($0.6 million of which was recorded in operating expenses and $1.5 million of which was recorded in general and administrative expenses). As of June 30, 2007, 918,500 shares of restricted stock remained outstanding and subject to vesting.

Stock Options

During the six months ended June 30, 2007, the Company issued to its directors, officers, and executive officers options to purchase 567,000 shares of common stock with an aggregate fair value of $4.9 million, with a weighted average exercise price of $27.28 share. During 2006, the Company issued to its directors, officers, and executive officers options to purchase 874,000 shares of common stock with an aggregate fair value of $4.4 million, with a weighted average exercise price of $14.82 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period. Unless earlier vested under their terms, stock options issued to the Company’s directors in 2007 vest on the one-year anniversary of the grant date, while the stock options issued to the Company’s directors in 2006 were vested on the grant date.

During the three months ended June 30, 2007 and 2006, the Company expensed $0.7 million and $0.9 million, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2007 and 2006, the Company expensed $1.0 million and $1.1 million, net of forfeitures, relating to its outstanding stock options. As of June 30, 2007, options to purchase 6.2 million shares of common stock were outstanding with a weighted average exercise price of $11.90.

8.	EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

NUMERATOR
Basic:
Income from continuing operations	$32,602	$25,678	$65,172	$47,022
Loss from discontinued operations, net of taxes	—	(50)	—	(65)

Net income	$32,602	$25,628	$65,172	$46,957

Diluted:
Income from continuing operations	$32,602	$25,678	$65,172	$47,022
Loss from discontinued operations, net of taxes	—	(50)	—	(65)

Diluted net income	$32,602	$25,628	$65,172	$46,957

DENOMINATOR
Basic:
Weighted average common shares outstanding	122,270	119,499	121,925	119,052

Diluted:
Weighted average common shares outstanding	122,270	119,499	121,925	119,052
Effect of dilutive securities:
Stock options and warrants	2,732	2,835	2,754	2,961
Restricted stock-based compensation	286	258	301	351

Weighted average shares and assumed conversions	125,288	122,592	124,980	122,364

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.27	$0.21	$0.53	$0.39
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.27	$0.21	$053	$0.39

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.26	$0.21	$0.52	$0.38
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.26	$0.21	$0.52	$0.38

9.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $52.0 million at June 30, 2007 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2007, the outstanding principal balance of the bonds exceeded the purchase price option by $14.2 million. During June 2007, the Company’s restricted cash account previously held as collateral for the forward purchase agreement was released and the Company was able to transfer the restricted cash balance to operating cash.
10.	INCOME TAXES

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

The Company’s effective tax rate was approximately 37.5% and 37.6% during the three and six months ended June 30, 2007, respectively, compared with approximately 37.0% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $4.5 million liability recorded for uncertain tax positions as of June 30, 2007, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.2 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).

11.	SEGMENT REPORTING

As of June 30, 2007, the Company owned and managed 41 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2006 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue:
Owned and managed	$268,501	$234,216	$527,741	$459,889
Managed-only	89,320	86,065	176,206	170,436

Total management revenue	357,821	320,281	703,947	630,325

Operating expenses:
Owned and managed	177,409	159,200	347,645	316,914
Managed-only	76,336	72,766	149,850	144,673

Total operating expenses	253,745	231,966	497,495	461,587

Facility contribution:
Owned and managed	91,092	75,016	180,096	142,975
Managed-only	12,984	13,299	26,356	25,763

Total facility contribution	104,076	88,315	206,452	168,738

Other revenue (expense):
Rental and other revenue	4,949	4,611	9,738	9,195
Other operating expense	(5,494)	(5,469)	(10,874)	(10,498)
General and administrative	(18,817)	(15,961)	(36,135)	(30,338)
Depreciation and amortization	(18,928)	(16,298)	(37,198)	(31,976)

Operating income	$65,786	$55,198	$131,983	$105,121

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Capital expenditures:
Owned and managed	$66,263	$27,241	$102,979	$49,156
Managed-only	2,133	6,467	4,144	8,253
Discontinued operations	—	41	—	69
Corporate and other	4,363	3,300	10,743	8,385

Total capital expenditures	$72,759	$37,049	$117,866	$65,863

The assets for the reportable segments are as follows (in thousands):

	June 30, 2007	December 31, 2006
Assets:
Owned and managed	$1,924,496	$1,792,348
Managed-only	117,219	118,032
Discontinued operations	416	1,012
Corporate and other	319,718	339,468

Total assets	$2,361,849	$2,250,860

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2007 (File No. 001-16109) (the “2006 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2006 Form 10-K.
OVERVIEW
The Company
As of June 30, 2007, we owned 44 correctional, detention and juvenile facilities, three of which we leased to other operators. As of June 30, 2007, we operated 65 facilities, including 41 facilities that we owned, with a total design capacity of approximately 75,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,668-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008.
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
Asset impairments. As of June 30, 2007, we had $1.9 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of June 30, 2007, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
Although we utilized our remaining federal net operating losses in 2006, we have approximately $9.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.3 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of June 30, 2007, we had $33.8 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2007, we had $13.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
		and	Managed
	Effective Date	Managed	Only	Leased	Total

Facilities as of December 31, 2005		39	24	3	66

Completion of construction at the Red Rock Correctional Center	July 1, 2006	1	—	—	1
Management contract awarded for Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	1

Facilities as of December 31, 2006		40	25	3	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	(1)

Completion of construction at the Saguaro Correctional Facility	June 6, 2007	1	—	—	1

Facilities as of June 30, 2007		41	24	3	68

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006
Net income was $32.6 million, or $0.26 per diluted share, for the three months ended June 30, 2007, compared with net income of $25.6 million, or $0.21 per diluted share, for the three months ended June 30, 2006. During the six months ended June 30, 2007, we generated net income of $65.2 million, or $0.52 per diluted share, compared with net income of $47.0 million, or $0.38 per diluted share, for the six months ended June 30, 2006.
Net income during the three and six months ended June 30, 2007 was favorably impacted by the increase in operating income of $10.6 million, or 19.2%, for the three-month period over the prior year and $26.9 million, or 25.6%, for the six-month period over the prior year. Contributing to the increase in operating income during 2007 compared with the previous year was an increase in inmate populations generally across our portfolio of facilities and the commencement of new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2007 and 2006:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue per compensated man-day	$54.08	$52.55	$54.04	$52.31
Operating expenses per compensated man-day:
Fixed expense	28.10	28.15	28.32	28.48
Variable expense	10.25	9.91	9.87	9.83

Total	38.35	38.06	38.19	38.31

Operating margin per compensated man-day	$15.73	$14.49	$15.85	$14.00

Operating margin	29.1%	27.6%	29.3%	26.8%

Average compensated occupancy	99.0%	94.9%	98.5%	94.3%

Average compensated occupancy for the second quarter of 2007 increased to 99.0% from 94.9% in the second quarter of 2006 despite placing into service approximately 3,900 additional beds since the second quarter of 2006 as a result of the completion of several expansion and development projects. The increase in occupancy resulted from the commencement of the new management contract with the U.S. Immigration and Customs Enforcement, or ICE, at our Stewart Detention Center, the re-opening of our North Fork

Correctional Facility in the first quarter of 2006, and the commencement of the new management contract with ICE at our T. Don Hutto Residential Center during the second quarter of 2006.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE continues to be a significant component of our business. Our federal customers generated approximately 42% and 40% of our total management revenue for the six months ended June 30, 2007 and 2006, respectively, increasing 15.6%, from $252.8 million during the six months ended June 30, 2006 to $292.2 million during the six months June 30, 2007. The commencement of new contracts during 2006 with ICE at our Stewart Detention Center and at our T. Don Hutto Residential Center contributed to an increase in federal revenues during the three and six months ended June 30, 2007 from the same periods in 2006.
In addition, business from our state customers increased 9.2% from $311.8 million for the six months ended June 30, 2006 to $340.4 million for the same period in 2007, as we have also experienced an increase in demand from state customers including primarily Colorado, Wyoming, and California. As a result of an increase in demand for prison beds combined with a limited supply of available beds, we have recently experienced increases in per diem rates we receive from certain customers.
Operating expenses totaled $259.2 million and $237.4 million for the three months ended June 30, 2007 and 2006, respectively, while operating expenses for the six months ended June 30, 2007 and 2006 totaled $508.4 million and $472.1 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods decreased from $28.15 in 2006 to $28.10 in 2007. Fixed expenses per compensated man-day during the six-month periods decreased from $28.48 in 2006 to $28.32 in 2007 primarily as a result of a decrease in utilities of $0.07 per compensated man-day resulting from decreasing energy costs compared with the prior year. Additionally, fixed expenses per compensated man-day decreased during 2007 compared with the same periods in 2006 as a result of fixed cost leverage over higher inmate populations.
Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 62% of facility operating expenses during the second quarter of 2007. During the three and six months ended June 30, 2007, facility salaries and benefits expense increased $12.8 million and $23.5 million, respectively, most notably as a result of an increase in staffing levels at our Red Rock Correctional Center and Stewart Detention Center as a result of the commencement of new management contracts during 2006. However, salaries and benefits expense for the three and six months ended June 30, 2007 remained relatively unchanged on a per compensated man-day basis compared with the same periods in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population across the portfolio. The marginal changes in per man-day costs were also net of increased staffing levels at our newly constructed 1,896-bed Saguaro Correctional Facility in anticipation of the receipt of inmates at this facility during the third quarter of 2007. We incurred $1.2 million of salaries and benefits expense at the Saguaro facility during the first half of 2007, substantially all of which was incurred in the second quarter.

Facility variable expenses increased $0.34 and $0.04 per compensated man-day during the three and six months ended June 30, 2007, respectively, compared with the same periods in the prior year. The increase in variable expenses per compensated man-day includes an increase in inmate medical expenses primarily resulting from an increase in the amount of offsite medical care being provided to inmates and increased reliance on outsourced nursing. The increase in the level of inmate medical care was caused, in part, by an increase in expenses during the second quarter of 2007 at certain facilities where we have significant, and in some cases full, risk related to offsite medical care. As a result of this medical risk, from time to time we may experience significant fluctuations in the level of offsite medical care being provided. Facility variable expenses also increased during the three- and six-month periods in 2007 compared with the same periods in the prior year at our Red Rock Correctional Center and Stewart Detention Center as a result of the commencement of new management contracts at these facilities during 2006 and at our Saguaro Correctional Facility to prepare the facility for the arrival of inmates during the second half of 2007.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Owned and Managed Facilities:
Revenue per compensated man-day	$62.37	$60.68	$62.33	$60.42
Operating expenses per compensated man-day:
Fixed expense	30.14	30.46	30.40	30.99
Variable expense	11.07	10.78	10.66	10.65

Total	41.21	41.24	41.06	41.64

Operating margin per compensated man-day	$21.16	$19.44	$21.27	$18.78

Operating margin	33.9%	32.0%	34.1%	31.1%

Average compensated occupancy	99.6%	93.9%	99.2%	93.1%

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Managed Only Facilities:
Revenue per compensated man-day	$38.64	$38.51	$38.66	$38.41
Operating expenses per compensated man-day:
Fixed expense	24.31	24.15	24.46	24.18
Variable expense	8.71	8.42	8.41	8.42

Total	33.02	32.57	32.87	32.60

Operating margin per compensated man-day	$5.62	$5.94	$5.79	$5.81

Operating margin	14.5%	15.4%	15.0%	15.1%

Average compensated occupancy	97.9%	96.7%	97.2%	96.6%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended June 30, 2007 increased to 33.9% compared with 32.0% for the same three-month period in 2006. Additionally, operating margins at our owned and managed facilities for the six-months ended June 30, 2007 increased to 34.1% compared with 31.1% for the same six-month period in 2006. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated occupancy during the three and six months ended June 30, 2007 as compared to the same periods in the prior year. The increase in average compensated occupancy was achieved despite the completion of construction and placing into service our 1,596-bed Red Rock Correctional Center in July 2006, our 1,896-bed Saguaro Correctional Facility in June 2007, and the completion of a 96-bed expansion of our Crossroads Correctional Center in January 2007. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher than average per diems on existing contracts and from annual per diem increases.
The most notable increases in compensated occupancy during 2007 occurred at the T. Don Hutto Residential Center due to the commencement in May 2006 of a new contract with ICE to house non-criminal families detained for immigration violations, the opening of the Stewart Detention Center in October 2006 to house ICE detainees, and the opening of the Red Rock Correctional Center in July 2006. As a result of the commencement of operations at these three facilities our total revenues increased by $19.1 million and $42.2 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in the prior year.
On May 2, 2007, we were awarded a contract to house up to 2,160 inmates at our Diamondback Correctional Facility in Watonga, Oklahoma by the Arizona Department of Corrections. The contract provides for a guaranteed 95% occupancy that becomes effective upon reaching 95% capacity following an agreed ramp-up period. As of June 30, 2007, we housed 1,436 Arizona inmates and 462 Hawaiian inmates at this facility. We have begun to relocate the Hawaiian inmates to our newly completed 1,896-bed Saguaro Correctional Facility. We currently expect this relocation to be complete in late 2007. We also expect to incur additional transportation expenses to transition existing Arizona inmate populations in exchange for a larger Arizona population, as the relocation of Hawaiian inmates occurs. As a result of this movement, we expect to experience a reduction in operating margins at the Diamondback facility in the short term until such time as the facility is able to maintain a stable occupancy.
During the second quarter of 2007, we incurred approximately $1.9 million of start-up expenses to prepare the Saguaro Correctional Facility for the arrival of Hawaiian inmates that began on June 28, 2007. Further, during the third quarter of 2007, we expect to incur increased staffing and other expenses at the Saguaro facility associated with the ramp-up of operations at this new facility, along with incremental expenses to relocate Hawaiian inmates from four of our existing facilities, including primarily our 2,160-bed Diamondback Correctional Facility and our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi, to our new Saguaro facility. Because we expect the beds made available at the Diamondback facility to be substantially filled with inmates from the state of Arizona and the Tallahatchie facility to be used to satisfy anticipated demand from various states, we do not currently expect meaningful reductions in staffing levels in the interim. Accordingly, the decline in occupancies at these two facilities is expected to result in a temporary reduction in operating margins for our owned and managed facilities until such time as the beds are filled with replacement inmates.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. We currently have a contract with the California Department of Corrections and Rehabilitation (“CDCR”) which provides the CDCR the ability to place California inmates in several of our facilities. Several legal proceedings have challenged the State’s ability to send inmates out-of-state. Although the Governor of

California has announced an intention to transfer up to 8,000 inmates out of state to both public and private institutions under authority granted to him by “The Public Safety and Offender Rehabilitation Services Act of 2007”, additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may prohibit the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR.
The timing and outcome of these issues remain uncertain and we cannot predict the ultimate outcome. However, despite the uncertainty surrounding the judicial and regulatory environments, the CDCR is currently continuing with their plan to transfer inmates out of state. The number of beds we make available to California is dependent on the demand for our available beds from existing and potential customers and the capacity available within the time frame desired by the state of California. As of June 30, 2007 we held 396 California inmates.
The absorption of a significant number of available beds at our owned and managed facilities has led to our intensified efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. The current facility development and expansion activities are summarized hereafter in Liquidity and Capital Resources.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the second quarter of 2007 to 14.5% from 15.4% during the second quarter of 2006 primarily as a result of an increase in the amount of offsite medical care being provided to inmates. As previously described herein, from time to time we may experience significant fluctuations in the level of offsite medical care being provided at facilities where we have significant risk related to offsite medical care.
The operating margin at managed-only facilities was also negatively affected during the three and six months ended June 30, 2007 as a result of a new contract at the Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida Department of Management Services, or Florida DMS, solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility during the three and six months ended June 30, 2007 compared with the same periods during 2006. The per diem reduction also took into consideration an increase in inmate populations resulting from a 543-bed expansion completed in March 2005.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, has experienced an increase in inmate populations during the first half of 2007. During the second quarter of 2007, the facility maintained an average daily inmate population of 683 inmates compared with an average daily inmate population of 433 inmates during the second quarter of 2006, which resulted in an increase in revenue and operating margin at this facility.
In December 2005, the Florida DMS announced that we were awarded contracts to design, construct, and operate expansions through June 30, 2007 at the Bay Correctional Facility located in Panama City, Florida by 235 beds and the Gadsden Correctional Institution located in Quincy, Florida by 384 beds. Both of these expansions were funded by the state of Florida for a fixed price and construction was completed during the third quarter of 2007.
In December 2006, the Florida DMS issued an Invitation to Negotiate, or ITN, for the continued management of the Gadsden and Bay facilities. On May 4, 2007 we were notified by the Florida DMS of its recommendation of a contract award to us for the continued management of the Bay Correctional Facility and the Gadsden Correctional Institution. During July 2007, we completed the negotiation and executed a definitive agreement to operate both the expanded Gadsden and Bay facilities for a term of three years with an indefinite number of two-year renewal periods.
General and administrative expense
For the three months ended June 30, 2007 and 2006, general and administrative expenses totaled $18.8 million and $16.0 million, respectively, while general and administrative expenses totaled $36.1 million and $30.3 million, respectively, during the six months ended June 30, 2007 and 2006. General and administrative expenses increased from 2006 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations, to intensify our efforts on developing new bed capacity, and to implement and support numerous technology initiatives.
Depreciation and amortization
For the three months ended June 30, 2007 and 2006, depreciation and amortization expense totaled $18.9 million and $16.3 million, respectively. For the six months ended June 30, 2007 and 2006, depreciation and amortization expense totaled $37.2 million and $32.0 million, respectively. The increase in depreciation and amortization from the comparable periods in 2006 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Red Rock Correctional Center, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization expense to increase in future quarters as we complete additional facility expansion and development projects. During the first half of 2007, we placed 2,352 beds into service at a cost of approximately a $126.5 million, including primarily the 1,896-bed Saguaro Correctional Facility which we completed in June 2007.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2007 and 2006. Gross interest expense, net of capitalized interest, was $16.4 and $16.6 million, respectively, for the three months ended June 30, 2007 and 2006 and was $33.0 million and $33.6 million, respectively, for the six months ended June

30, 2007 and 2006. Gross interest expense is based on outstanding borrowings under our revolving credit facility, senior bank credit facility (until repaid), our senior notes, and amortization of loan costs and unused facility fees.
Gross interest income was $2.7 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. Gross interest income was $5.4 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $1.7 million and $1.5 million during the three months ended June 30, 2007 and 2006, respectively, and was $3.1 million and $2.8 million during the six months ended June 30, 2007 and 2006, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
The expenses associated with debt refinancing and recapitalization transactions during 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility.
Income tax expense
We incurred income tax expense of $19.6 million and $39.3 million for the three and six months ended June 30, 2007, respectively, while we incurred income tax expense of $15.1 million and $27.6 million for the three and six months ended June 30, 2006, respectively.
Our effective tax rate was 37.5% and 37.6% during the three and six months ended June 30, 2007 compared with 37.0% during the same periods in the prior year. We currently expect our annual effective tax rate to increase to approximately 38.0% for 2007 from 36.8% in 2006 as a result of an increase in our projected taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. Total revenue during the three and six months ended June 30, 2006 was $1.3 million and $2.7 million, respectively, and total operating expenses were $1.4 million and $2.8 million, respectively.
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
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility, a new 1,896-bed correctional facility located in Eloy, Arizona. The Saguaro Correctional Facility was completed in June 2007 at an estimated cost of approximately $103.0 million. We have begun the process to consolidate inmates from the state of Hawaii from several of our other facilities to this new facility. Although we have contracts with customers that are expected to fill the beds vacated by Hawaii, we can provide no assurance that all of the beds will ultimately be utilized. As of June 30, 2007, we housed approximately 2,009 inmates from the state of Hawaii.
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
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork

Correctional Facility by 960 beds. The estimated cost of the expansion, which is expected to be completed during the fourth quarter of 2007, is approximately $55.0 million. During 2006 we signed contracts with the state of Wyoming for up to 600 inmates and with the state of Colorado for up to 720 inmates at the North Fork facility, which also houses inmates from the state of Vermont. Further, the contract with CDCR provides the opportunity for California inmates to be sent to the North Fork facility.
In August 2006, we also announced our intention to expand our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand from a number of state and federal customers, we announced in March 2007 that we expect to complete an additional 360-bed expansion at this facility. Both of these expansions are expected to be completed during the fourth quarter of 2007. The total cost to complete the entire 720-bed expansion is estimated to be approximately $39.0 million. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds. We currently estimate this expansion to cost approximately $52.0 million and be completed during the second quarter of 2008.
During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. As of June 30, 2007, we housed 1,418 BOP inmates at the Eden facility, under an existing inter-governmental services agreement between the BOP and the City of Eden. The contract requires a renovation and expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,354 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of approximately $20.0 million.
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
In May 2007, we announced our intention to expand two of our owned facilities located in Oklahoma based on our expectation of increased demand from the state of Oklahoma and a number of other existing state customers. We are expanding our 1,032-bed Cimarron Correctional Facility in Cushing, Oklahoma and our 1,010-bed Davis Correctional Facility in Holdenville, Oklahoma by 660 beds each. Currently, the state of Oklahoma occupies both facilities which are running at or near full capacity. Both expansions are expected to be completed by the end of the third quarter of 2008 at an estimated total cost of $90.0 million.
On July 2, 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. We do not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.

The following table summarizes the aforementioned construction and expansion projects expected to be completed through the fourth quarter of 2008:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of June 30, 2007
Facility	beds	completion date	(in thousands)

North Fork Correctional Facility
Sayre, OK	960	Fourth quarter 2007	$29,265

Tallahatchie County Correctional
Facility	720	Fourth quarter 2007	22,011
Tutwiler, MS	848	Second quarter 2008	52,000

Eden Detention Center
Eden, TX	129	First quarter 2008	15,943

Bent County Correctional Facility
Las Animas, CO	720	Second quarter 2008	36,865

Kit Carson Correctional Center
Burlington, CO	720	Second quarter 2008	35,255

Leavenworth Detention Center
Leavenworth, KS	266	Second quarter 2008	19,901

Cimarron Correctional Facility
Cushing, OK	660	Third quarter 2008	45,000

Davis Correctional Facility
Holdenville, OK	660	Third quarter 2008	45,000

Adams County Correctional Center
Adams County, MS	1,668	Fourth quarter 2008	102,390

Total	7,351		$403,630

In addition to the foregoing, the following expansions and development projects were completed during the first half of 2007:

			Cost
Facility	No. of beds	Completion date	(in thousands)

Citrus County Detention Facility
Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center
Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Center
Eloy, AZ	1,896	Second quarter 2007	103,000

Total	2,352		$126,500

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
During the first six months of 2007, we capitalized $9.3 million of expenditures related to technology, compared with $7.4 million during the first six months of 2006. We expect to incur approximately $7.9 million in information technology expenditures during the remainder of 2007. During 2006, we capitalized $15.1 million of expenditures related to technology.
We currently believe we have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, information technology expenditures, working capital, and debt service requirements, with investments and cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The revolving credit facility has a five-year term and currently has no outstanding balance other than $36.0 million in outstanding letters of credit under a subfacility. We have an option to increase the availability under the revolving credit facility by up to $100.0 million (consisting of revolving credit, term loans or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount. Interest on the revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.
During 2006, we generated sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006,

with an obligation to pay a full year’s taxes in 2007. We currently expect to pay approximately $40.0 million to $50.0 million in federal and state income taxes during 2007 (including $21.7 million paid during the first six months of 2007), compared with $13.7 million during the full year of 2006.
As of June 30, 2007, our liquidity was provided by cash on hand of $81.1 million, investments of $84.8 million, and $114.0 million available under our $150.0 million revolving credit facility. During the six months ended June 30, 2007 and 2006, we generated $129.5 million and $91.8 million, respectively, in cash through operating activities, and as of June 30, 2007 and 2006, we had net working capital of $241.0 million and $194.0 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of the completion of numerous recapitalization and refinancing transactions over the past several years, we have significantly reduced our exposure to variable rate debt, eliminated all of our subordinated indebtedness, lowered the interest obligations associated with our outstanding debt, and extended our total weighted average debt maturities. With the most recent pay-off of our senior bank credit facility in January 2006 and the completion of our revolving credit facility in February 2006, we removed the requirement to secure the senior bank credit facility with liens on our real estate assets and, instead, collateralized the revolving credit facility primarily with security interests in our accounts receivable and deposit accounts. At June 30, 2007, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 5.0 years. As an indication of the improvement of our operational performance and financial flexibility, Standard & Poor’s Ratings Services has raised our corporate credit rating from “B” at December 31, 2000 to “BB” currently (an improvement by three ratings levels) and our senior unsecured debt rating from “CCC+” to “BB” (an improvement by five ratings levels). Moody’s Investors Service has upgraded our senior unsecured debt rating from “Caa1” at December 31, 2000 to “Ba2” currently (an improvement by five ratings levels).
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2007 was $129.5 million, compared with $91.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the six months ended June 30, 2007 was due to the increase in operating income caused by an increase in inmate populations.

Investing Activities
Our cash flow used in investing activities was $99.2 million for the six months ended June 30, 2007 and was primarily attributable to capital expenditures during the six-month period of $102.5 million and included expenditures for facility development and expansions of $81.5 million primarily related to the aforementioned facility expansion and development projects during the period. Cash flow used in investing activities during the first six months of 2007 was net of the release of restricted cash of $5.6 million for collateral previously required for a forward purchase agreement related to the Hardeman County Correctional Facility. Our cash flow used in investing activities was $106.5 million for the six months ended June 30, 2006 and was primarily attributable to capital expenditures during the six-month period of $64.6 million and included expenditures for facility development and expansions of $42.5 million related to our various facility development and expansions and development projects. Cash flow used in investing activities during the first six months of 2006 was also attributable to $41.8 million of additional purchases of investments in auction rate certificates.
Financing Activities
Our cash flow provided by financing activities was $21.6 million for the six months ended June 30, 2007 and was primarily attributable to the cash flows associated with the exercise of stock options, net of the purchase and retirement of common stock. Our cash flow used in financing activities was $5.3 million for the six months ended June 30, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first six months of 2006, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2007 (in thousands):

	Payments Due By Year Ended December 31,
	2007
	(remainder)	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$450,000	$525,000	$975,000
Contractual facility expansions	59,384	28,679	—	—	—	—	88,063
Operating leases	220	444	453	462	471	1,723	3,773

Total contractual cash obligations	$59,604	$29,123	$453	$462	$450,471	$526,723	$1,066,836

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the six months ended June 30, 2007, we paid $34.0 million in interest, including capitalized interest. We had $36.0 million of letters of credit outstanding at June 30, 2007 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2007 or 2006.
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
Upon adoption of FIN 48 on January 1, 2007 we recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. We have a $4.5 million liability recorded for uncertain tax positions as of June 30, 2007. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.2 million. We do not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of June 30, 2007, there were no amounts outstanding under our revolving credit facility (other than $36.0 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of June 30, 2007, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See the information reported in Note 9 to the financial statements included in Part I, which information is incorporated hereunder by this reference.
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 10, 2007. A total of 114,153,208 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.
At the Annual Meeting, the following twelve nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 103,012,594 votes, or 90% of the shares present at the meeting:

	Shares Voted
Name of Nominee	For	Withheld

William F. Andrews	103,012,594	11,140,614
John D. Ferguson	107,176,304	6,976,904
Donna M. Alvarado	107,151,718	7,001,490
Lucius E. Burch, III	107,172,108	6,981,100
John D. Correnti	106,782,532	7,370,676
John R. Horne	106,780,050	7,373,158
C. Michael Jacobi	106,995,444	7,157,764
Thurgood Marshall, Jr.	107,157,320	6,995,888
Charles L. Overby	103,480,600	10,672,608
John R. Prann, Jr.	106,783,058	7,370,150
Joseph V. Russell	106,773,544	7,379,664
Henri L. Wedell	107,170,182	6,983,026

Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.
On a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2007, 113,108,370 shares, or 99% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 977,912 shares voted against the proposal and 66,924 shares abstained.
On a motion to approve the Company’s 2008 Stock Incentive Plan, 78,241,088 shares, or 69% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 19,010,774 shares voted against the proposal and 16,901,346 shares abstained.
On a motion to approve an amendment to the Company’s Charter to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 80,000,000 to 300,000,000, 61,945,742 shares, or 54% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 52,090,358 shares voted against the proposal and 117,102 shares abstained.
On a stockholder proposal for the Company to provide a semi-annul report to stockholders disclosing certain information with respect to the Company’s political contributions and expenditures, 28,180,340 shares, or 25% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 52,448,090 shares voted against the proposal and 33,524,778 shares abstained.
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
     Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, including (1) the integrated audit of the Company’s 2007 financial statements and internal controls over financial reporting, (2) services pertaining to a registration statement on Form S-8 of shares of common stock to be issued under the Company’s 2008 Stock Incentive Plan, and (3) certain tax services pertaining to federal and state tax issues and opportunities.

ITEM 6. EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

10.1	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA
Date: August 7, 2007

/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Todd J. Mullenger
Todd J. Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer