Form 10-Q
period 2007-09-30
CORRECTIONS CORP OF AMERICA
filed 2007-11-08
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each class of Common Stock as of October 31, 2007:
Shares of Common Stock, $0.01 par value per share: 124,149,689 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$89,443	$29,029
Investments	76,035	82,830
Accounts receivable, net of allowance of $3,565 and $2,261, respectively	215,981	237,382
Deferred tax assets	11,573	11,655
Prepaid expenses and other current assets	17,538	17,554
Current assets of discontinued operations	416	966

Total current assets	410,986	379,416

Property and equipment, net	1,974,629	1,805,052

Restricted cash	6,430	11,826
Investment in direct financing lease	14,755	15,467
Goodwill	15,246	15,246
Other assets	22,567	23,807
Non-current assets of discontinued operations	—	46

Total assets	$2,444,613	$2,250,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$216,107	$160,522
Income taxes payable	3,500	2,810
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	237	760

Total current liabilities	220,134	164,382

Long-term debt, net of current portion	975,750	975,968
Deferred tax liabilities	29,466	23,755
Other liabilities	40,596	37,074

Total liabilities	1,265,946	1,201,179

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 124,051 and 122,084 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,241	1,221
Additional paid-in capital	1,560,378	1,527,608
Retained deficit	(382,952)	(479,148)

Total stockholders’ equity	1,178,667	1,049,681

Total liabilities and stockholders’ equity	$2,444,613	$2,250,860

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Management and other	$378,733	$336,874	$1,090,230	$974,309
Rental	1,187	1,061	3,375	3,146

	379,920	337,935	1,093,605	977,455

EXPENSES:
Operating	274,946	247,728	783,315	719,813
General and administrative	18,362	16,379	54,497	46,717
Depreciation and amortization	20,074	17,411	57,272	49,387

	313,382	281,518	895,084	815,917

OPERATING INCOME	66,538	56,417	198,521	161,538

OTHER EXPENSES (INCOME):
Interest expense, net	13,249	14,825	40,838	44,503
Expenses associated with debt refinancing and recapitalization transactions	—	—	—	982
Other income	(200)	(299)	(281)	(413)

	13,049	14,526	40,557	45,072

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,489	41,891	157,964	116,466

Income tax expense	(20,234)	(15,643)	(59,537)	(43,196)

INCOME FROM CONTINUING OPERATIONS	33,255	26,248	98,427	73,270

Loss from discontinued operations, net of taxes	—	(118)	—	(183)

NET INCOME	$33,255	$26,130	$98,427	$73,087

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.27	$0.22	$0.81	$0.61
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.27	$0.22	$0.81	$0.61

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.26	$0.21	$0.79	$0.60
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.26	$0.21	$0.79	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,427	$73,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,272	49,567
Amortization of debt issuance costs and other non-cash interest	2,972	3,396
Expenses associated with debt refinancing and recapitalization transactions	—	982
Deferred income taxes	4,697	28,441
Income tax benefit of equity compensation	(17,672)	(10,553)
Other income	(281)	(416)
Non-cash equity compensation	5,369	4,705
Other non-cash items	223	458
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	22,648	(39,088)
Accounts payable, accrued expenses and other liabilities	22,823	20,302
Income taxes payable	18,362	11,778

Net cash provided by operating activities	214,840	142,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(161,645)	(73,012)
Expenditures for other capital improvements	(32,442)	(35,236)
(Increase) decrease in restricted cash	5,641	(184)
Proceeds from sale of investments	10,000	—
Purchases of investments	(3,205)	(52,714)
Proceeds from sale of assets	48	62
(Increase) decrease in other assets	(967)	160
Payments received on direct financing leases and notes receivable	631	559

Net cash used in investing activities	(181,939)	(160,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	150,000
Scheduled principal repayments	—	(133)
Other principal repayments	—	(148,950)
Payment of debt issuance and other refinancing and related costs	—	(3,972)
Income tax benefit of equity compensation	17,672	10,553
Purchase and retirement of common stock	(3,579)	(7,030)
Proceeds from exercise of stock options and warrants	13,328	10,403

Net cash provided by financing activities	27,421	10,871

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,322	(6,835)

CASH AND CASH EQUIVALENTS, beginning of period	29,121	64,901

CASH AND CASH EQUIVALENTS, end of period	$89,443	$58,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $4,788 and $3,434 in 2007 and 2006, respectively)	$46,269	$44,670

Income taxes	$31,331	$6,790

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock
			Additional
			Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2006	122,084	$1,221	$1,527,608	$—	$(479,148)	$1,049,681

Comprehensive income:

Net income	—	—	—	—	98,427	98,427

Total comprehensive income	—	—	—	—	98,427	98,427

Issuance of common stock	1	—	19	—	—	19

Retirement of common stock	(130)	(1)	(3,578)	—	—	(3,579)

Amortization of deferred compensation, net of forfeitures	(123)	(1)	3,717	—	—	3,716

Income tax benefit of equity compensation	—	—	17,672	—	—	17,672

Restricted stock grant	312	3	(3)	—	—	-

Stock option compensation expense	—	—	1,634	—	—	1,634

Stock options exercised	1,832	18	12,477	—	—	12,495

Warrants exercised	75	1	832	—	—	833

Cumulative effect of accounting change	—	—	—	—	(2,231)	(2,231)

Balance as of September 30, 2007	124,051	$1,241	$1,560,378	$—	$(382,952)	$1,178,667

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Deferred	Retained
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance as of December 31, 2005	119,082	$1,191	$1,505,390	$(5,563)	$(584,387)	$916,631

Comprehensive income:

Net income	—	—	—	—	73,087	73,087

Total comprehensive income	—	—	—	—	73,087	73,087

Issuance of common stock	—	—	37	—	—	37

Retirement of common stock	(504)	(5)	(7,025)	—	—	(7,030)

Amortization of deferred compensation, net of forfeitures	(102)	(1)	3,360	—	—	3,359

Income tax benefit of equity compensation	—	—	10,553	—	—	10,553

Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—

Stock option compensation expense	—	—	1,309	—	—	1,309

Restricted stock grant	512	5	(5)	—	—	—

Stock options exercised	2,352	23	10,380	—	—	10,403

Balance as of September 30, 2006	121,340	$1,213	$1,518,436	$—	$(511,300)	$1,008,349

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
1.	ORGANIZATION AND OPERATIONS

As of September 30, 2007, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 44 correctional, detention and juvenile facilities, three of which are leased to other operators. As of September 30, 2007, the Company operated 65 facilities, including 41 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,668-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008 and a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009.

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

The Company’s website address is www.correctionscorp.com. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended, available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

Stock Split

On June 7, 2007, the Company announced that its Board of Directors had declared a 2-for-1 stock split in the form of a 100% stock dividend on its common stock. The stock dividend was paid on July 6, 2007, to stockholders of record as of June 29, 2007. Each shareholder of record at the close of business on the record date received one additional share of the Company’s common stock for every one share of common stock held on that date. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the increase in common shares and corresponding decrease in the per share amounts resulting from the 2-for-1 stock split.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $15.2 million as of September 30, 2007 and December 31, 2006 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(858)	$873	$(857)
Customer list	765	(519)	765	(437)
Contract values	(35,688)	25,062	(35,688)	22,459

Total	$(34,050)	$23,685	$(34,050)	$21,165

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended September 30, 2007 and 2006 was $1.1 million, while amortization income, net of amortization expense, for intangible assets and liabilities during each of the nine months ended September 30, 2007 and 2006 was $3.4 million. Interest expense associated with the amortization of contract values for the three months ended September 30, 2007 and 2006 was $0.3 million and $0.4 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2007 and 2006 was $0.9 million and $1.2 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$1,138
2008	4,552
2009	3,095
2010	2,534
2011	134
2012	134
4.	FACILITY ACTIVATIONS AND DEVELOPMENTS

The Saguaro Correctional Facility, a new correctional facility located in Eloy, Arizona, was completed during June 2007 for an aggregate cost of approximately $101.5 million. The Saguaro facility began receiving inmates from the state of Hawaii on June 28, 2007 and as of September 30, 2007 housed 1,287 inmates from the state of Hawaii. The beds available at the Saguaro Correctional Facility are expected to be utilized to consolidate inmates from the state of Hawaii from several of the Company’s other facilities. Although the Company has contracts with customers that are expected to fill the beds vacated by Hawaii, the Company can provide no assurance that all of the beds will ultimately be utilized.

On July 2, 2007, the Company announced the commencement of construction of a new correctional facility in Adams County, Mississippi. Construction of the Adams County Correctional Center is expected to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. The Company does not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.

On October 5, 2007, the Company announced that it has entered into a new agreement with the State of California Department of Corrections and Rehabilitation (“CDCR”) for the housing of up to 7,772 inmates from the state of California. The new contract replaces and supersedes the previous contract the Company had with the CDCR, which provided housing for up to 5,670 inmates. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the new contract at each facility that houses CDCR inmates.

Additionally, the Company announced that it expects to begin construction of a new correctional facility located in Eloy, Arizona, which it expects to be fully utilized by the CDCR. The Company expects to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, the Company expects to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.

5.	DISCONTINUED OPERATIONS

The results of operations, net of taxes, and the assets and liabilities of discontinued operations have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for all periods presented.

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

The following table summarizes the results of operations for this facility for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUE:
Managed-only	$—	$1,332	$—	$4,046

EXPENSES:
Managed-only	—	1,393	—	4,156
Depreciation and amortization	—	127	—	180

	—	1,520	—	4,336

OPERATING LOSS	—	(188)	—	(290)

Income tax benefit	—	70	—	107

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(118)	$—	$(183)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$—	$92
Accounts receivable	416	874

Total current assets	416	966

Property and equipment, net	—	46

Total assets	$416	$1,012

LIABILITIES

Accounts payable and accrued expenses	$237	$760

Total current liabilities	$237	$760

6.	DEBT

Debt outstanding as of September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving Credit Facility, principal due at maturity in February 2011; interest payable periodically at variable interest rates.	$—	$—

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.0 million and $1.3 million was unamortized at September 30, 2007 and December 31, 2006, respectively.	201,040	201,258

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	976,040	976,258
Less: Current portion of long-term debt	(290)	(290)

	$975,750	$975,968

During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to pay-off the outstanding balance of the then outstanding term loan portion of the senior secured bank credit facility (the “Senior Bank Credit Facility”). Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a new $150.0 million senior secured revolving credit facility with a five-year term (the “Revolving Credit Facility”). The Revolving Credit Facility was used to replace the existing revolving loan under the Senior Bank Credit Facility, including any outstanding letters of credit issued thereunder, which totaled $34.6 million as of September 30, 2007. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the revolving loan and pay-off of the term loan portion of the Senior Bank Credit Facility.

The Revolving Credit Facility has a $10.0 million sublimit for swingline loans and a $100.0 million sublimit for the issuance of standby letters of credit. In September 2007, the Company exercised its option to increase the borrowing capacity under its Revolving Credit Facility by $100.0 million, from $150.0 million to $250.0 million. The Company expects to utilize the additional borrowing capacity to fund its expansion and development projects. Interest on the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margin rates are subject to adjustment based on the Company’s leverage ratio. The Revolving Credit Facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.

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

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. The Company may currently redeem all or a portion of the notes at redemption prices as set forth in the indenture governing the $250 Million 7.5% Senior Notes. The $250 Million 7.5% Senior Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries.

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

Restricted Stock

During the nine months ended September 30, 2007, the Company issued 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 restricted shares to employees whose compensation is charged to operating expense. During 2006, the Company issued 512,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.4 million, including 404,000 restricted shares to employees whose compensation is charged to general and administrative expense and 108,000 shares to employees whose compensation is charged to operating expense.

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

During each of the three months ended September 30, 2007 and 2006, the Company expensed $1.2 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $0.9 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2007, the Company expensed $3.7 million, net of forfeitures, relating to restricted common stock ($0.7 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2006, the Company expensed $3.4 million, net of forfeitures, relating to restricted common stock ($1.0 million of which was recorded in operating expenses and $2.4 million of which was recorded in general and administrative expenses). As of September 30, 2007, 876,000 shares of restricted stock remained outstanding and subject to vesting.

Stock Options

During the nine months ended September 30, 2007, the Company issued to its directors, officers, and executive officers options to purchase 567,000 shares of common stock with an aggregate fair value of $4.9 million, with a weighted average exercise price of $27.28 share. During 2006, the Company issued to its directors, officers, and executive officers options to purchase 874,000 shares of common stock with an aggregate fair value of $4.4 million, with a weighted average exercise price of $14.82 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period. Unless earlier vested under their terms, stock options issued to the Company’s directors in 2007 vest on the one-year anniversary of the grant date, while the stock options issued to the Company’s directors in 2006 were vested on the grant date.

During the three months ended September 30, 2007 and 2006, the Company expensed $0.7 million and $0.2 million, net of forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2007 and 2006, the Company expensed $1.6 million and $1.3 million, net of forfeitures, relating to its outstanding stock options. As of September 30, 2007, options to purchase 5.8 million shares of common stock were outstanding with a weighted average exercise price of $12.07.

Stock Warrants

On August 8, 2007, 75,000 warrants were exercised at a price of $11.10 per share. The holder of such warrants elected to satisfy the cost of the warrants using a net share settlement method, resulting in the issuance of 48,000 shares of stock by the Company. As of September 30, 2007, warrants to purchase approximately 150,000 shares of the Company’s common stock at a price of $11.10 per share remained outstanding and expire on December 31, 2008.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
NUMERATOR
Basic:
Income from continuing operations	$33,255	$26,248	$98,427	$73,270
Loss from discontinued operations, net of taxes	—	(118)	—	(183)

Net income	$33,255	$26,130	$98,427	$73,087

Diluted:
Income from continuing operations	$33,255	$26,248	$98,427	$73,270
Loss from discontinued operations, net of taxes	—	(118)	—	(183)

Diluted net income	$33,255	$26,130	$98,427	$73,087

DENOMINATOR
Basic:
Weighted average common shares outstanding	122,939	120,042	122,269	119,386

Diluted:
Weighted average common shares outstanding	122,939	120,042	122,269	119,386
Effect of dilutive securities:
Stock options and warrants	2,307	3,080	2,605	3,000
Restricted stock-based compensation	385	294	329	332

Weighted average shares and assumed conversions	125,631	123,416	125,203	122,718

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.27	$0.22	$0.81	$0.61
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.27	$0.22	$0.81	$0.61

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.26	$0.21	$0.79	$0.60
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.26	$0.21	$0.79	$0.60

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The nature of such claims includes, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with the Company’s facilities, personnel or inmates, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. The Company maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, the Company is subject to substantial self-insurance risk.

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $48.8 million at September 30, 2007 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2007, the outstanding principal balance of the bonds exceeded the purchase price option by $11.8 million. During June 2007, the Company’s restricted cash account previously held as collateral for the forward purchase agreement was released and the Company was able to transfer the restricted cash balance to operating cash.

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

The Company’s effective tax rate was approximately 37.8% and 37.7% during the three and nine months ended September 30, 2007, respectively, compared with approximately 37.3% and 37.1% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $4.2 million liability recorded for uncertain tax positions as of September 30, 2007, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $3.9 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).

11.	SEGMENT REPORTING

As of September 30, 2007, the Company owned and managed 41 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2006 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue:
Owned and managed	$281,206	$245,302	$808,947	$705,191
Managed-only	93,167	86,976	269,373	257,412

Total management revenue	374,373	332,278	1,078,320	962,603

Operating expenses:
Owned and managed	186,985	166,585	534,630	483,499
Managed-only	80,635	75,448	230,485	220,121

Total operating expenses	267,620	242,033	765,115	703,620

Facility contribution:
Owned and managed	94,221	78,717	274,317	221,692
Managed-only	12,532	11,528	38,888	37,291

Total facility contribution	106,753	90,245	313,205	258,983

Other revenue (expense):
Rental and other revenue	5,547	5,657	15,285	14,852
Other operating expense	(7,326)	(5,695)	(18,200)	(16,193)
General and administrative	(18,362)	(16,379)	(54,497)	(46,717)
Depreciation and amortization	(20,074)	(17,411)	(57,272)	(49,387)

Operating income	$66,538	$56,417	$198,521	$161,538

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Capital expenditures:
Owned and managed	$105,413	$36,632	$208,392	$85,788
Managed-only	4,008	6,884	8,152	15,137
Discontinued operations	—	31	—	100
Corporate and other	3,559	5,212	14,302	13,597

Total capital expenditures	$112,980	$48,759	$230,846	$114,622

The assets for the reportable segments are as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets:
Owned and managed	$2,002,709	$1,792,348
Managed-only	117,818	118,032
Discontinued operations	416	1,012
Corporate and other	323,670	339,468

Total assets	$2,444,613	$2,250,860

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business including, but not limited to, judicial challenges regarding the transfer of California inmates to out-of-state private correctional facilities;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
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

OVERVIEW

The Company

As of September 30, 2007, we owned 44 correctional, detention and juvenile facilities, three of which we leased to other operators. As of September 30, 2007, we operated 65 facilities, including 41 facilities that we owned, with a total design capacity of approximately 75,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,668-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008, and a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009.

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

Our website address is www.correctionscorp.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

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

Asset impairments. As of September 30, 2007, we had $2.0 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of September 30, 2007, we had $15.2 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

Although we utilized our remaining federal net operating losses in 2006, we have approximately $8.7 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $2.3 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of September 30, 2007, we had $34.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of September 30, 2007, we had $14.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2005		39	24	3	66

Completion of construction at the Red Rock Correctional Center	July 1, 2006	1	—	—	1
Management contract awarded for Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	1

Facilities as of December 31, 2006		40	25	3	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	(1)

Completion of construction at the Saguaro Correctional Facility	June 6, 2007	1	—	—	1

Facilities as of September 30, 2007		41	24	3	68

Our results of operations are also impacted by the number of beds created as a result of expansion projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2006 as a result of facility expansion projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only
Citrus County Detention Facility	First quarter 2007	360	Managed-Only

Crossroads Correctional Center	First quarter 2007	96	Owned

Gadsden Correctional Institution	Third quarter 2007	384	Managed-Only

Bay Correctional Facility	Third quarter 2007	235	Managed-Only

		1,075

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006
Net income was $33.3 million, or $0.26 per diluted share, for the three months ended September 30, 2007, compared with net income of $26.1 million, or $0.21 per diluted share, for the three months ended September 30, 2006. During the nine months ended September 30, 2007, we generated net income of $98.4 million, or $0.79 per diluted share, compared with net income of $73.1 million, or $0.60 per diluted share, for the nine months ended September 30, 2006.
Net income during the three and nine months ended September 30, 2007 was favorably impacted by the increase in operating income of $10.1 million, or 17.9%, for the three-month period over the prior year and $37.0 million, or 22.9%, for the nine-month period over the prior year. Contributing to the increase in operating income during 2007 compared with the previous year was an increase in inmate populations generally across our portfolio of facilities and the commencement of new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue per compensated man-day	$55.06	$52.86	$54.39	$52.50
Operating expenses per compensated man-day:
Fixed expense	29.37	28.59	28.68	28.52
Variable expense	9.99	9.91	9.91	9.86

Total	39.36	38.50	38.59	38.38

Operating margin per compensated man-day	$15.70	$14.36	$15.80	$14.12

Operating margin	28.5%	27.2%	29.1%	26.9%

Average compensated occupancy	98.1%	94.6%	98.4%	94.4%

Average compensated occupancy for the third quarter of 2007 increased to 98.1% from 94.6% in the third quarter of 2006 despite placing into service approximately 4,800 additional beds since the second quarter of 2006 as a result of the completion of several expansion and development projects. The increase in occupancy resulted from the commencement of the new management contract with the U.S. Immigration and Customs Enforcement, or ICE, at our Stewart Detention Center, the re-opening of our North Fork Correctional Facility in the first quarter of 2006, and the commencement of operations at our Red Rock Correctional Center during the third quarter of 2006.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE continues to be a significant component of our business. Our federal customers generated approximately 41% and 40% of our total management revenue for the nine months ended September 30, 2007 and 2006, respectively, increasing 14.8%, from $386.5 million during the nine months ended September 30, 2006 to $443.6 million during the nine months ended September 30, 2007. The commencement of new contracts during 2006 with ICE at our Stewart Detention Center in Lumpkin, Georgia and at our T. Don Hutto Residential Center in Taylor, Texas contributed to an increase in federal revenues during the three and nine months ended September 30, 2007 from the same periods in 2006.
In addition, business from our state customers increased 10.3% from $476.5 million for the nine months ended September 30, 2006 to $525.6 million for the same period in 2007, as we have also experienced an increase in demand from state customers, including primarily Arizona, Colorado, Florida, and California. As a result of an increase in demand for prison beds combined with a limited supply of available beds, we have recently experienced increases in per diem rates we receive from certain customers.
The business climate for our services is favorable as demand for prison beds currently exceeds the supply. The absorption of a significant number of available beds at our owned and managed facilities has led to our intensified efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. The current facility development and expansion activities are summarized hereafter in Liquidity and Capital Resources.

Operating expenses totaled $274.9 million and $247.7 million for the three months ended September 30, 2007 and 2006, respectively, while operating expenses for the nine months ended September 30, 2007 and 2006 totaled $783.3 million and $719.8 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods increased 2.7% from $28.59 in 2006 to $29.37 in 2007. Fixed expenses per compensated man-day during the nine-month periods increased 0.6% from $28.52 in 2006 to $28.68 in 2007 primarily as a result of an increase in salaries and benefits. In addition to annual salary increases, the increase in salaries and benefits during the third quarter reflects an increase in staffing levels during periods of inmate transitions and in anticipation of receiving additional inmates at our Tallahatchie facility, and as we ramped up operations at our newly constructed Saguaro Correctional Facility. These increases were partially offset by leveraging salaries and benefits over a larger inmate population across our portfolio.
Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 63% of facility operating expenses during the third quarter of 2007. During the three and nine months ended September 30, 2007, facility salaries and benefits expense increased $16.8 million and $40.4 million, respectively, most notably as a result of an increase in staffing levels at our Red Rock Correctional Center and Stewart Detention Center as a result of the commencement of new management contracts during 2006, and at our newly constructed Saguaro Correctional Center. However, salaries and benefits expense for the nine months ended September 30, 2007 experienced only a modest increase on a per compensated man-day basis compared with the same period in the prior year, as we were able to leverage our salaries and benefits over a larger inmate population across the portfolio. The marginal changes in per man-day costs were also net of increased staffing levels at our newly constructed 1,896-bed Saguaro Correctional Facility resulting from commencement of operations in June 2007.
Fixed costs per man-day will be negatively impacted as we commence operations at newly developed facilities or as we hire additional staff at facilities we expand until the occupancy at such facilities reach stabilized levels. Further, as we fill our available beds, the opportunity to leverage our fixed costs, such as salaries and benefits, over a larger inmate population will be diminished. We have also experienced tightening labor markets for correctional officers in certain areas and across a wider geographic area for nursing staff. These labor conditions could require us to incur additional expenses to maintain staffing levels and control turnover.
Facility variable expenses increased $0.08 and $0.05 per compensated man-day during the three and nine months ended September 30, 2007, respectively, compared with the same periods in the prior year. Facility variable expenses increased during the three- and nine-month periods in 2007 compared with the same periods in the prior year at our Saguaro Correctional Facility as a result of the commencement of operations in June 2007 and at our Stewart Detention Center as a result of the commencement of the new ICE management contract at this facility during the fourth quarter of 2006.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Owned and Managed Facilities:
Revenue per compensated man-day	$63.83	$61.27	$62.84	$60.71
Operating expenses per compensated man-day:
Fixed expense	31.58	30.84	30.80	30.94
Variable expense	10.86	10.76	10.73	10.69

Total	42.44	41.60	41.53	41.63

Operating margin per compensated man-day	$21.39	$19.67	$21.31	$19.08

Operating margin	33.5%	32.1%	33.9%	31.4%

Average compensated occupancy	97.8%	93.2%	98.7%	93.1%

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Managed Only Facilities:
Revenue per compensated man-day	$38.93	$38.10	$38.75	$38.30
Operating expenses per compensated man-day:
Fixed expense	25.32	24.64	24.76	24.34
Variable expense	8.37	8.41	8.40	8.42

Total	33.69	33.05	33.16	32.76

Operating margin per compensated man-day	$5.24	$5.05	$5.59	$5.54

Operating margin	13.5%	13.3%	14.4%	14.5%

Average compensated occupancy	98.6%	97.0%	97.7%	96.7%

The following discussions under “Owned and Managed Facilities” and “Managed-Only Facilities” address significant events that impacted our results of operations for the respective periods, and events that are expected to affect our results of operations in the future.
Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended September 30, 2007 increased to 33.5% compared with 32.1% for the same three-month period in 2006. Additionally, operating margins at our owned and managed facilities for the nine months ended September 30, 2007 increased to 33.9% compared with 31.4% for the same nine-month period in 2006. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated occupancy during the three and nine months ended September 30, 2007 as compared to the same periods in the prior year. The increase in average compensated occupancy was achieved despite the completion of construction and placing into service our 1,596-bed Red Rock Correctional Center in July 2006, our 1,896-bed Saguaro Correctional Facility in June 2007, and the completion of a 96-bed expansion of our Crossroads Correctional Center in January 2007. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher than average per diems on existing contracts and from annual per diem increases.
The most notable increases in compensated occupancy during 2007 occurred at the Stewart Detention Center due to the ICE contract that began in October 2006 and for the opening of the Red Rock Correctional Center located in Eloy, Arizona in July 2006. As a result of the commencement of operations at these two facilities our total revenues increased by $14.2 million and $44.3 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in the prior year. The nine-month period in 2007 was also favorably impacted by the commencement, effective May 8, 2006, of a modified contract with ICE to provide housing at our T. Don Hutto Residential Center for non-criminal families detained for immigration violations.
On May 2, 2007, we were awarded a contract to house up to 2,160 inmates at our Diamondback Correctional Facility in Watonga, Oklahoma by the Arizona Department of Corrections. The contract provides for a guaranteed 95% occupancy that becomes effective upon reaching 95% capacity following an agreed ramp-up period. As of September 30, 2007, we housed 2,108 Arizona inmates at this facility. During the third quarter of 2007, we completed the relocation of the Hawaiian inmates from our Diamondback facility to our newly completed 1,896-bed Saguaro Correctional Facility located in Eloy, Arizona. During the three and nine months ended September 30, 2007, we incurred approximately $0.8 million and $1.5 million, respectively, in transportation expenses to transition existing Arizona inmate populations in exchange for a larger Arizona population.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility. The Saguaro Correctional Facility was completed in June 2007 at an estimated cost of approximately $101.5 million. We incurred operating losses (excluding depreciation) of approximately $0.9 million and $3.0 million at the Saguaro Correctional Facility during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, we housed 1,287 inmates from the state of Hawaii at the Saguaro facility. Our results of operations at the Saguaro facility were negatively impacted by the increased staffing and other expenses associated with the ramp-up of operations at this new facility. We expect the results of operations at the Saguaro facility to improve in the fourth quarter of 2007 and in 2008 as the population increases. We expect the facility to be substantially full with inmates from the state of Hawaii by the end of the first quarter of 2008.
Additionally, facility contribution at our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi deteriorated by approximately $1.6 million and $2.4 million during the three and nine months ended September 30, 2007, respectively, from the same periods in 2006 as a result of the movement of Hawaiian inmates from the Tallahatchie facility to the Saguaro facility. We have increased staffing levels at this facility because we expect the beds made available at the Tallahatchie facility to be used to satisfy anticipated demand from the state of California. Accordingly, the decline in occupancy at this facility is expected to result in a temporary reduction in operating margin until such time as the beds are filled with replacement inmates.
On October 5, 2007, we announced that we entered into a new agreement with the State of California Department of Corrections and Rehabilitation (“CDCR”) for the housing of up to 7,772 inmates from the state of California. The new contract replaces and supersedes the previous contract we had with the CDCR, which provided housing for up to 5,670 inmates. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the new contract at each facility that houses CDCR inmates.
Additionally, we announced that we expect to begin construction of our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.
We currently expect that we will ultimately provide the CDCR up to 960 beds at our Florence Correctional Center facility, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of September 30, 2007, we held 1,364 California inmates.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. Although the Governor of

California has announced an intention to transfer up to 8,000 inmates out of state to both public and private institutions under authority granted to him by “The Public Safety and Offender Rehabilitation Services Act of 2007”, additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may prohibit the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. In this instance, we would market the beds designated for the CDCR, including those that will be provided at our new La Palma Correctional Center, to other federal and state customers. While we currently believe we would ultimately be able to fill a substantial portion of such beds, the utilization would likely be at a much slower pace.
Managed-Only Facilities
Our operating margins increased at managed-only facilities during the third quarter of 2007 to 13.5% from 13.3% during the third quarter of 2006 primarily as a result of an increase in compensated occupancy across the portfolio of managed-only facilities. Compensated occupancy at managed-only facilities increased from 97.0% during the third quarter of 2006 to 98.6% during the third quarter of 2007 despite placing 384 beds into service in June 2007 at the Gadsden Correctional Institution located in Quincy, Florida and 235 beds into service in July 2007 at the Bay Correctional Facility located in Panama City, Florida.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, has experienced an increase in inmate populations during the first nine months of 2007. During the third quarter of 2007, the facility maintained an average daily inmate population of 732 inmates compared with an average daily inmate population of 425 inmates during the third quarter of 2006, which resulted in an increase in revenue and operating margin at this facility.
Increases in occupancy during the third quarter of 2007 compared with the third quarter of 2006 at the Metro-Davidson County Detention Facility in Tennessee, the Idaho Correctional Center, and the Bay County Jail in Florida also contributed to the overall increase in our operating margins for managed-only facilities.
In December 2005, the Florida Department of Management Services, or Florida DMS, announced that we were awarded contracts to design, construct, and operate expansions through June 30, 2007 at the Bay Correctional Facility by 235 beds and the Gadsden Correctional Institution by 384 beds. Both of these expansions were funded by the state of Florida for a fixed price and construction was completed during the third quarter of 2007.
In December 2006, the Florida DMS issued an Invitation to Negotiate, or ITN, for the continued management of the Gadsden and Bay facilities. On May 4, 2007 we were notified by the Florida DMS of its recommendation of a contract award to us for the continued management of the Bay Correctional Facility and the Gadsden Correctional Institution. During July 2007, we completed the negotiation and executed a definitive agreement to operate both the expanded Gadsden and Bay facilities for a term of three years with an indefinite number of two-year renewal periods. In consideration of the long-term contracts as well as the increase in inmate populations and expected profitability resulting from the bed expansions at these two facilities, the per diems were reduced which had a negative impact on our overall managed-only revenue per man-day.
The operating margin at managed-only facilities was negatively affected during the three and nine months ended September 30, 2007 as a result of a new contract at the Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida DMS solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility during the three and nine months ended September 30, 2007 compared with the same periods during 2006. The per diem reduction also took into consideration an increase in inmate populations resulting from a 543-bed expansion completed in March 2005.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. During the three months ended September 30, 2007 and 2006, managed-only facilities generated 11.7% and 12.8%, respectively, of our total facility contribution. During the nine months ended September 30, 2007 and 2006, managed-only facilities generated 12.4% and 14.4%, respectively, of total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, depreciation, and amortization.
General and administrative expense
For the three months ended September 30, 2007 and 2006, general and administrative expenses totaled $18.4 million and $16.4 million, respectively, while general and administrative expenses totaled $54.5 million and $46.7 million, respectively, during the nine months ended September 30, 2007 and 2006. General and administrative expenses increased from 2006 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations, to intensify our efforts on developing new bed capacity, and to implement and support numerous technology initiatives. Stock-based compensation also increased to $1.6 million during the third quarter of 2007 from $1.1 million during the third quarter of 2006, and to $4.6 million for the first nine months of 2007 compared with $3.7 million during the first nine months of 2006.
Depreciation and amortization
For the three months ended September 30, 2007 and 2006, depreciation and amortization expense totaled $20.1 million and $17.4 million, respectively. For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense totaled $57.3 million and $49.4 million, respectively. The increase in depreciation and amortization from the comparable periods in 2006 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Red Rock Correctional Center placed into service in July 2006, and our Saguaro Correctional Center placed into service in June 2007, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization expense to increase in future quarters as we complete additional facility expansion and development projects. During the first nine months of 2007, we placed 2,352 beds into service at a cost of approximately $125.0 million, including primarily the 1,896-bed Saguaro Correctional Facility.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2007 and 2006. Gross interest expense, net of capitalized interest, was $16.4 and $17.5 million, respectively, for the three months ended September 30, 2007 and 2006 and was $49.3 million and $51.1 million, respectively, for the nine months ended September 30, 2007 and 2006. Gross interest expense is based on outstanding borrowings under our revolving credit facility, senior bank credit facility (until repaid), our senior notes, and amortization of loan costs and unused facility fees.
Gross interest income was $3.1 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively. Gross interest income was $8.5 million and $6.5 million for the nine months ended September 30, 2007 and 2006, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to the accumulation of higher cash and investment balances generated from operating cash flows.
Capitalized interest was $1.7 million and $0.6 million during the three months ended September 30, 2007 and 2006, respectively, and was $4.8 million and $3.4 million during the nine months ended September 30, 2007 and 2006, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
The expenses associated with debt refinancing and recapitalization transactions during 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility.
Income tax expense
We incurred income tax expense of $20.2 million and $59.5 million for the three and nine months ended September 30, 2007, respectively, while we incurred income tax expense of $15.6 million and $43.2 million for the three and nine months ended September 30, 2006, respectively.
Our effective tax rate was 37.8% and 37.7% during the three and nine months ended September 30, 2007 compared with 37.3% and 37.1% during the three- and nine-month periods in the prior year. We currently expect our annual effective tax rate to increase to approximately 38.0% for 2007 from 36.8% in 2006 as a result of an increase in our projected taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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
Discontinued operations
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. Total revenue during the three and nine months ended September 30, 2006 was $1.3 million and $4.0 million, respectively, and total operating expenses were $1.5 million and $4.3 million, respectively.
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
In July 2006, we were notified by the state of Colorado that the State had accepted our proposal to expand our 700-bed Bent County Correctional Facility in Las Animas, Colorado by 720 beds to fulfill part of a 2,250-bed request for proposal issued by the state of Colorado in December 2005. As a result of the award, we have now entered into an Implementation Agreement with the state of Colorado for the expansion of our Bent County Correctional Facility by 720 beds. In addition, during November 2006 we entered into another Implementation Agreement to also expand our 768-bed Kit Carson Correctional Center in Burlington, Colorado by 720 beds. Construction of the Bent and Kit Carson facilities is estimated to cost approximately $88.0 million. The Kit Carson expansion is anticipated to be completed during the first quarter of 2008 while the Bent expansion is anticipated to be completed during the second quarter of 2008.
Based on our expectation of demand from a number of existing state and federal customers, during August 2006 we announced our intention to expand our 1,440-bed North Fork Correctional Facility by 960 beds. The estimated cost of the expansion, which is expected to be completed during the fourth quarter of 2007, is approximately $55.0 million. During 2006 we signed contracts with the state of Wyoming for up to 600 inmates and with the state of Colorado for up to 720 inmates at the North Fork facility, which also houses inmates from the states of Idaho and Vermont. As previously described herein, we also expect to house up to 1,080 inmates from the state of California at the North Fork facility pursuant to the newest contract with the CDCR.
In August 2006, we also announced our intention to expand our 1,104-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand, we announced in March 2007 that we expect to complete an additional 360-bed expansion at this facility. Both of these expansions are expected to be completed during the fourth quarter of 2007. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds and expect to complete this expansion during the second quarter of 2008. We currently estimate these expansions to cost approximately $93.0 million in the aggregate. As previously described herein, we expect to house up to 2,592 inmates from the state of California at the Tallahatchie facility pursuant to the newest contract with the CDCR.
During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. As of September 30, 2007, we housed 1,407 BOP inmates at the Eden facility. The contract requires a renovation and expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,422 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of approximately $20.0 million.
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
On October 5, 2007, we announced that we expect to begin construction of our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available.
The following table summarizes the aforementioned construction and expansion projects that we have previously announced:

			Estimated
			remaining cost to
			complete as of
	No. of	Estimated	Sept. 30, 2007
Facility	beds	completion date	(in thousands)
North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	$12,607
Tallahatchie County Correctional Facility	720	Fourth quarter 2007	10,675
Tutwiler, MS	848	Second quarter 2008	52,450
Eden Detention Center Eden, TX	129	First quarter 2008	8,925
Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	20,425
Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	22,070
Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	15,422
Cimarron Correctional Facility Cushing, OK	660	Third quarter 2008	41,236
Davis Correctional Facility Holdenville, OK	660	Third quarter 2008	34,966
La Palma Correctional Center		Third quarter 2008 -
Eloy, AZ	3,060	Second quarter 2009	205,000
Adams County Correctional Center Adams County, MS	1,668	Fourth quarter 2008	89,870

Total	10,411		$513,646

In addition to the foregoing, the following expansions and development projects were completed during the first nine months of 2007:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$18,500
Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,000
Saguaro Correctional Center Eloy, AZ	1,896	Second quarter 2007	101,500

Total	2,352		$125,000

We continue to pursue additional expansion and development opportunities in order to satisfy increasing demand from existing and potential customers.
In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which have separate terms ranging from June 2006 to December 2015.
Ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. The County has the right to purchase the Initial portion of the facility, but no sooner than December 31, 2011, at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2011. However, the County may terminate the lease for the Expansion portion of the facility by providing us with 270 days notice after March 31, 2008. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed.
Upon expiration of the lease for the Initial Premises, or should the County exercise its right to purchase the Initial Premises or terminate our lease for the Expansion Premises, we may be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the acquisition of an alternate site for the construction of a new facility. However, we can provide no assurance that we will be able to retain these inmate populations.
During the first nine months of 2007, we capitalized $12.7 million of expenditures related to technology, compared with $10.5 million during the first nine months of 2006. We expect to incur approximately $3.9 million in information technology expenditures during the remainder of 2007. During 2006, we capitalized $15.1 million of expenditures related to technology.
During 2006, we generated sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006,

with an obligation to pay a full year’s taxes in 2007. We currently expect to pay approximately $50.0 million to $55.0 million in federal and state income taxes during 2007 (including $31.3 million paid during the first nine months of 2007), compared with $13.7 million during the full year of 2006.
During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a new revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. The revolving credit facility has a five-year term and currently has no outstanding balance other than $34.6 million in outstanding letters of credit under a subfacility. In September 2007, we exercised our option to increase the borrowing capacity under the revolving credit facility by $100.0 million, from $150.0 million to $250.0 million. We expect to utilize the additional borrowing capacity to fund our expansion and development projects. Interest on the revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a LIBOR plus a margin ranging from 0.75% to 1.50%, subject to adjustment based on our leverage ratio. The revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.
As of September 30, 2007, our liquidity was provided by cash on hand of $89.4 million, investments of $76.0 million, and $215.4 million available under our $250.0 million revolving credit facility. During the nine months ended September 30, 2007 and 2006, we generated $214.8 million and $142.7 million, respectively, in cash through operating activities, and as of September 30, 2007 and 2006, we had net working capital of $190.9 million and $209.9 million, respectively. We currently believe we have the ability to fund our cash expenditure requirements, including the aforementioned expansion and development projects, information technology expenditures, working capital, and debt service requirements, with these resources. However, we continue to evaluate financing alternatives that could increase the amount of debt capital to fund additional expansion and development opportunities we are pursuing. We also have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At September 30, 2007, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 4.7 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2007 was $214.8 million, compared with $142.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the nine months ended September 30, 2007 was due to the increase in operating income caused by an increase in inmate populations and by positive fluctuations in working capital.
Investing Activities
Our cash flow used in investing activities was $181.9 million for the nine months ended September 30, 2007 and was primarily attributable to capital expenditures during the nine-month period of $194.1 million, including expenditures for facility development and expansions of $161.6 million primarily related to the aforementioned facility expansion and development projects during the period. Cash flow used in investing activities during the first nine months of 2007 was net of the release of restricted cash of $5.6 million for collateral previously required for a forward purchase agreement related to the Hardeman County Correctional Facility and also net of $10.0 million of proceeds from the sale of investments. Our cash flow used in investing activities was $160.4 million for the nine months ended September 30, 2006 and was primarily attributable to capital expenditures during the nine-month period of $108.2 million, including expenditures for facility development and expansions of $73.0 million. Cash flow used in investing activities during the first nine months of 2006 was also attributable to $52.7 million of additional purchases of investments in auction rate certificates.
Financing Activities
Our cash flow provided by financing activities was $27.4 million for the nine months ended September 30, 2007 and was primarily attributable to the cash flows associated with the exercise of stock options, net of the purchase and retirement of common stock. Our cash flow used in financing activities was $10.9 million for the nine months ended September 30, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during the first nine months of 2006, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2007 (in thousands):

	Payments Due By Year Ended December 31,
	2007
	(remainder)	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$450,000	$525,000	$975,000
Contractual facility expansions	24,681	26,739	—	—	—	—	51,420
Operating leases	2,772	3,386	3,505	3,626	3,063	8,361	24,713

Total contractual cash obligations	$27,453	$30,125	$3,505	$3,626	$453,063	$533,361	$1,051,133

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the nine months ended September 30, 2007, we paid $51.1 million in interest, including capitalized interest. We had $34.6 million of letters of credit outstanding at September 30, 2007 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2007 or 2006.
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
Upon adoption of FIN 48 on January 1, 2007 we recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. We have a $4.2 million liability recorded for uncertain tax positions as of September 30, 2007. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $3.9 million. We do not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
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
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of September 30, 2007, there were no amounts outstanding under our revolving credit facility (other than $34.6 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of September 30, 2007, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

CORRECTIONS CORPORATION OF AMERICA
Date: November 8, 2007	/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer