Form 10-K
period 2007-12-31
CORRECTIONS CORP OF AMERICA
filed 2008-02-27
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☒
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $3,760,232,737 as of June 30, 2007, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on February 22, 2008 was 124,954,133.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, currently scheduled to be held on May 16, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2007

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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 65 correctional, detention and juvenile facilities, including 41 facilities that we own, with a total design capacity of approximately 78,000 beds in 19 states and the District of Columbia. Further, we are constructing an additional 1,668-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008 as well as a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009. We also own three additional correctional facilities that we lease to third-party operators.
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
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2007, 2006, and 2005, federal correctional and detention authorities represented 40%, 40%, and 39%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.
Our management services contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2007, 2006, and 2005, the average compensated occupancy of our facilities, based on rated capacity, was 98.3%, 95.0%, and 91.4.%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued. As a result of recently completed bed development, we had three facilities, our Red Rock Correctional Center, North Fork Correctional Facility, and our Tallahatchie County Correctional Facility, that provided us with approximately 1,900 available beds as of December 31, 2007. We recently completed expansions at the North Fork and Tallahatchie facilities. We expect both of these expansions, as well as the substantial portion of the remaining beds available at the Red Rock Correctional Center, to be completely utilized by the State of California Department of Corrections and Rehabilitation (“CDCR”) during the first half of 2008.
On October 5, 2007, we announced that we had entered into a new agreement with the CDCR for the housing of up to 7,772 inmates from the state of California. The new contract replaced and superseded the previous contract we had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, we now have a contract that provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The agreement with the CDCR is subject to appropriations by the California legislature, expires June 30, 2011 and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the contract at each facility that houses CDCR inmates.
We currently expect that we will ultimately provide the CDCR up to 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie County Correctional Facility, 1,080 beds at our North Fork Correctional Facility, 360 beds at our Red Rock Correctional Center, and 3,060 beds at the new La Palma Correctional Center (described hereafter under the heading “Facilities Under Construction or Development”), with the final transfer from California occurring during the second quarter of 2009. As of December 31, 2007, we held 2,055 California inmates.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. The Governor of California has announced an intention to transfer up to 8,000 inmates out of state to both public and private institutions under authority granted to him by “The Public Safety and Offender Rehabilitation Services Act of 2007”. However, legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may prohibit the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. If transfers from California are limited as a result of one or more of these proceedings, we would market the beds designated for the CDCR, including those that will be provided at our new La Palma Correctional Center, to other federal and state customers. While we currently believe we would ultimately be able to fill a substantial portion of such beds, the utilization would likely be at a much slower pace.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility. The Saguaro Correctional Facility was completed in June 2007 at an estimated cost of approximately $102.6 million. As of December 31, 2007, we housed 1,732 inmates from the state of Hawaii at the Saguaro facility. We expect the facility to be substantially full with Hawaiian inmates by the end of the first quarter of 2008.
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

		Total Bed
		Capacity	Estimated
		Following	Completion	Potential
Facilities Under Development(1)	Beds	Expansion	Date	Customer(s)
Eden Detention Center, Texas	129	1,422	Q1 2008	BOP
Kit Carson Correctional Center, Colorado	720	1,488	Q1 2008	Colorado
Bent County Correctional Facility, Colorado	720	1,420	Q2 2008	Colorado
Leavenworth Detention Center, Kansas	266	1,033	Q2 2008	USMS
Tallahatchie County Correctional Facility, Mississippi	848	2,672	Q2 2008	State of California
Cimarron Correctional Facility, Oklahoma	660	1,692	Q3 2008	Various States
Davis Correctional Facility, Oklahoma	660	1,670	Q3 2008	Various States
Adams County Correctional Center,				Federal or Various
Mississippi	1,668	1,668	Q4 2008	States
La Palma Correctional Center, Arizona	3,060	3,060	Q3 2008-Q2 2009	State of California
(1) These development projects are described in further detail in “Facilities Under Construction or Development” hereafter.
Certain of our customers have also engaged us to expand certain facilities they own, that we manage for them. During 2007, we completed an expansion by 360-beds of the 400-bed Citrus County Detention Facility, owned by Citrus County and located in Lecanto, Florida. We funded the expansion with cash on hand. If the County terminates our management contract at any time prior to twenty years following completion of construction, the County would be required to pay us an amount equal to the construction cost less an allowance for amortization over a twenty-year period. In addition, the Florida Department of Management Services awarded to us contracts to design, construct, and operate a 235-bed expansion of their Bay Correctional Facility in Panama City, Florida and a 384-bed expansion of their Gadsden Correctional Institution in Quincy, Florida. Both of these expansions were funded by the state of Florida for a fixed price and construction was completed during the third quarter of 2007. During July 2007, we executed a definitive agreement to operate both the expanded Gadsden and Bay Correctional facilities for a term of three years with an indefinite number of two-year renewal periods.
In addition to the above listed projects, we are actively pursuing a number of additional sites for new prison development.
Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 88% of the facilities we operated at December 31, 2007 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.
We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Center for Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and several foreign countries. In addition, we offer life skills transition planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting training, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “Strategies for Change” and Residential Drug Addictions Treatment Program, or RDAP. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction, and post-incarceration services to offenders. We believe these programs help reduce recidivism.
We operate our facilities in accordance with both company- and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 57 of the facilities we operated as of December 31, 2007) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.
Our Quality Assurance Department independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Quality Assurance Department consists of two major sections. The first is the Research and Data Analysis Section which collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Data Analysis Section provides timely, independently generated performance and trend data to senior management. The second major section within the Quality Assurance Department is the Operational Audit Section. This section consists of two full time audit teams comprised of subject matter experts from all the major discipline areas within institutional operations. These two audit teams conduct rigorous, on site annual evaluations of each facility within the Company with only minimal or no advance notice. Highly specialized, discipline specific audit tools, containing over 800 audited items are employed in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. The Company has devoted significant resources to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements, outside agency and accrediting organization standards. Quality Assurance closely monitors all efforts by our facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We currently provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. Through a “hub-and-spoke” network, TransCor provides nationwide coverage to federal, state, and local agencies across the country. During the years ended December 31, 2007, 2006, and 2005, TransCor generated total consolidated revenue of $14.2 million, $15.1 million, and $14.6 million, respectively, comprising 1.0%, 1.1%, and 1.2% of our total consolidated revenue in each respective year. We believe TransCor provides a complementary service to our core business that enables us to quickly respond to our customers’ transportation needs.
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
Our facilities can also be classified according to their primary function. The primary functional categories are:
•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Juvenile Facilities. Juvenile facilities house and provide contractually agreed upon programs and services to juveniles, typically defined by applicable federal or state law as being persons below the age of 18, who have been determined to be delinquents by a juvenile court and who have been committed for an indeterminate period of time but who typically remain confined for a period of six months or less. At December 31, 2007, we owned only one such juvenile facility. The operation of juvenile facilities is not considered part of our strategic focus.

•	Leased Facilities. Leased facilities are facilities that are within one of the above categories and that we own but do not manage. These facilities are leased to third-party operators.

Facilities and Facility Management Contracts
We own 44 correctional, detention, and juvenile facilities in 14 states and the District of Columbia, three of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 24 correctional and detention facilities owned by government agencies. The segment disclosures are included in Note 17 of the Notes to the Financial Statements. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2008 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center	USMS	2,304	Multi	Detention	May 2008	—
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

Florence Correctional Center	USMS	1,824	Multi	Correctional	May 2008	—
Florence, Arizona

Red Rock Correctional Center	State of Alaska	1,596	Medium	Correctional	June 2008	(6) 1 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Medium	Correctional	June 2009	(1) 2 year
Eloy, Arizona

California City Correctional Center	BOP	2,304	Medium	Correctional	September 2008	(2) 1 year
California City, California

San Diego Correctional Facility (D)	ICE	1,154	Minimum/	Detention	June 2008	(5) 3 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	700	Medium	Correctional	June 2008	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	June 2008	—
Olney Springs, Colorado

Huerfano County Correctional Center	State of Colorado	752	Medium	Correctional	June 2008	—
(E) Walsenburg, Colorado

Kit Carson Correctional Center	State of Colorado	768	Medium	Correctional	June 2008	—
Burlington, Colorado

Coffee Correctional Facility (F)	State of	1,524	Medium	Correctional	June 2008	(21) 1 year
Nicholls, Georgia	Georgia

McRae Correctional Facility	BOP	1,524	Medium	Correctional	November 2008	(4) 1 year
McRae, Georgia

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Stewart Detention Center	ICE	1,752	Medium	Correctional	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (F)	State of	1,524	Medium	Correctional	June 2008	(21) 1 year
Alamo, Georgia	Georgia

Leavenworth Detention Center	USMS	767	Maximum	Detention	December 2011	(3) 5 year
Leavenworth, Kansas

Lee Adjustment Center	State of Vermont	816	Minimum/	Correctional	June 2009	(2) 2 year
Beattyville, Kentucky			Medium

Marion Adjustment Center	Commonwealth of	826	Minimum	Correctional	December 2007	(3) 2 year
St. Mary, Kentucky	Kentucky

Otter Creek Correctional Center (G)	Commonwealth of	656	Minimum/	Correctional	July 2009	(3) 2 year
Wheelwright, Kentucky	Kentucky		Medium

Prairie Correctional Facility	State of Minnesota	1,600	Medium	Correctional	June 2008	(4) 1 year
Appleton, Minnesota

Tallahatchie County Correctional Facility (H)	State of	1,824	Medium	Correctional	June 2011	Indefinite
Tutwiler, Mississippi	California

Crossroads Correctional Center (I)	State of Montana	664	Multi	Correctional	August 2007	(6) 2 year
Shelby, Montana

Cibola County Corrections Center	BOP	1,129	Medium	Correctional	September 2008	(2) 1 year
Milan, New Mexico

New Mexico Women’s Correctional Facility	State of	596	Multi	Correctional	June 2009	—
Grants, New Mexico	New Mexico

Torrance County Detention Facility	USMS	910	Multi	Detention	Indefinite	—
Estancia, New Mexico

Northeast Ohio Correctional Center	BOP	2,016	Medium	Correctional	May 2009	(3) 2 year
Youngstown, Ohio

Cimarron Correctional Facility (J)	State of Oklahoma	1,032	Medium	Correctional	June 2008	(1) 1 year
Cushing, Oklahoma

Davis Correctional Facility (J)	State of Oklahoma	1,010	Medium	Correctional	June 2008	(1) 1 year
Holdenville, Oklahoma

Diamondback Correctional Facility	State of	2,160	Medium	Correctional	June 2008	(4) 1 year
Watonga, Oklahoma	Arizona

North Fork Correctional Facility	State of Colorado	2,400	Medium	Correctional	June 2008	—
Sayre, Oklahoma

West Tennessee Detention Facility	USMS	600	Multi	Detention	February 2009	—
Mason, Tennessee

Shelby Training Center (K)	Shelby County,	200	Secure	Juvenile	April 2015	—
Memphis, Tennessee	Tennessee

Whiteville Correctional Facility (L)	State of Tennessee	1,536	Medium	Correctional	September 2008	(2) 1 year
Whiteville, Tennessee

Bridgeport Pre-Parole Transfer Facility	State of	200	Medium	Correctional	February 2009	(2) 1 year
Bridgeport, Texas	Texas

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Eden Detention Center	BOP	1,293	Medium	Correctional	April 2011	(3) 2 year
Eden, Texas

Houston Processing Center	ICE	905	Medium	Detention	September 2008
Houston, Texas						—

Laredo Processing Center	ICE	258	Minimum/	Detention	Indefinite
Laredo, Texas			Medium			—

Webb County Detention Center	USMS	480	Medium	Detention	November	(1) 5 year
Laredo, Texas					2012

Mineral Wells Pre-Parole Transfer Facility	State of	2,103	Minimum	Correctional	February 2009	(2) 1 year
Mineral Wells, Texas	Texas

T. Don Hutto Residential Center	ICE	512	Non-secure	Detention	Indefinite
Taylor, Texas						—

D.C. Correctional Treatment Facility (M)	District of Columbia	1,500	Medium	Detention	March 2017
Washington, D.C.						—

Managed Only Facilities:

Bay Correctional Facility	State of	985	Medium	Correctional	June 2010	Indefinite
Panama City, Florida	Florida

Bay County Jail and Annex	Bay County, Florida	1,150	Multi	Detention	September 2012	(1) 6 year
Panama City, Florida

Citrus County Detention Facility	Citrus County,	760	Multi	Detention	September 2015	Indefinite
Lecanto, Florida	Florida

Gadsden Correctional Institution	State of	1,520	Minimum/	Correctional	June 2010	Indefinite
Quincy, Florida	Florida		Medium

Hernando County Jail	Hernando County,	876	Multi	Detention	October 2010	—
Brooksville, Florida	Florida

Lake City Correctional Facility	State of	893	Secure	Correctional	June 2009	Indefinite
Lake City, Florida	Florida

Idaho Correctional Center	State of	1,270	Minimum/	Correctional	June 2009
Boise, Idaho	Idaho		Medium			—

Marion County Jail	Marion County,	1,030	Multi	Detention	December 2017	(10) 1 year
Indianapolis, Indiana	Indiana

Winn Correctional Center	State of Louisiana	1,538	Medium/	Correctional	September 2008
Winnfield, Louisiana			Maximum			—

Delta Correctional Facility	State of Mississippi	1,172	Minimum/Medium	Correctional	May	—
Greenwood, Mississippi				2008

Wilkinson County Correctional Facility	State of Mississippi	1,000	Medium	Correctional	May 2008	(2) 1 year
Woodville, Mississippi

Elizabeth Detention Center	ICE	300	Minimum	Detention	September 2008	(5) 3 year
Elizabeth, New Jersey

Camino Nuevo Correctional Center	State of New Mexico	192	Multi	Correctional	March 2010	—
Albuquerque, New Mexico

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)
Silverdale Facilities	Hamilton County,	918	Multi	Detention	January 2008	Indefinite
Chattanooga, Tennessee	Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	June 2010	(1) 2 year
Clifton, Tennessee

Metro-Davidson County Detention Facility	Davidson County,	1,092	Multi	Detention	July 2008
Nashville, Tennessee	Tennessee					—

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	May 2009	(3) 3 year
Whiteville, Tennessee

B. M. Moore Correctional Center	State of	500	Minimum/	Correctional	January 2009
Overton, Texas	Texas		Medium			—

Bartlett State Jail	State of	1,049	Minimum/	Correctional	January 2009	(2) 1 year
Bartlett, Texas	Texas		Medium

Bradshaw State Jail	State of	1,980	Minimum/	Correctional	January 2009	(2) 1 year
Henderson, Texas	Texas		Medium

Dawson State Jail	State of	2,216	Minimum/	Correctional	January 2009	(2) 1 year
Dallas, Texas	Texas		Medium

Diboll Correctional Center	State of	518	Minimum/	Correctional	January 2009
Diboll, Texas	Texas		Medium			—

Lindsey State Jail	State of	1,031	Minimum/	Correctional	January 2009	(2) 1 year
Jacksboro, Texas	Texas		Medium

Willacy State Jail	State of	1,069	Minimum/	Correctional	January 2009	(2) 1 year
Raymondville, Texas	Texas		Medium

Leased Facilities:

Leo Chesney Correctional Center	Cornell	240	Minimum	Owned/Leased	September 2010
Live Oak, California	Corrections					—

Queensgate Correctional Facility	Hamilton County,	850	Medium	Owned/Leased	March 2009	(4) 1 year
Cincinnati, Ohio	Ohio

Community Education Partners (N)	Community Education		Non-secure	Owned/Leased	June 2008
Houston, Texas	Partners	—				—
(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2007. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.

(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period, and which amortization period was extended through 2050 in connection with an expansion completed during 2007.

(I)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.

(J)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.

(K)	Upon the conclusion of the thirty-year ground lease with Shelby County, Tennessee, the facility will become the property of Shelby County. Prior to such time, if the County terminates the lease without cause, breaches the lease or the State fails to fund the contract, we may purchase the property for $150,000. If we terminate the lease without cause, or breach the contract, we will be required to purchase the property for its fair market value as agreed to by the County and us.

(L)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(M)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(N)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles. In November 2007, we accepted an unsolicited offer to sell this facility to the third-party operator. During February 2008, at the request of Community Education Partners we agreed to extend the proposed closing date and fix the sales price through June 30, 2008.
Facilities Under Construction or Development
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
During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. As of December 31, 2007, we housed 1,353 BOP inmates at the Eden facility. The contract requires a renovation and an expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,422 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of $20.0 million.
During the fourth quarter of 2007, we completed a 720-bed expansion of our Tallahatchie County Correctional Facility in Tutwiler, Mississippi resulting in a total of 1,824 beds. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds to bring the total capacity to 2,672 beds and expect to complete this expansion during the second quarter of 2008. As previously described herein, we expect to house up to 2,592 inmates from the state of California at the Tallahatchie facility pursuant to the newest contract with the CDCR. The total cost of these expansions is estimated to be $96.0 million.
In March 2007, we announced our intention to expand our 767-bed Leavenworth Detention Center in Leavenworth, Kansas by 266 beds. We anticipate that construction will be completed during the second quarter of 2008, at an estimated cost of $22.5 million. This expansion will also include a renovation of the existing building infrastructure to accommodate higher detainee populations. As of December 31, 2007, the Leavenworth facility housed approximately 930 USMS detainees.
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
In July 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. We do not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.
In October 2007, we announced the commencement of construction of our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available.
Business Development
We are currently the nation’s largest provider of outsourced correctional management services. We believe we manage approximately 47% of all beds under contract with private operators of correctional and detention facilities in the United States.
Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional facilities in the United States. Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 40%, 40%, and 39% of total revenue in 2007, 2006, and 2005, respectively. The BOP, USMS, and ICE were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 13%, 14%, and 17% of total revenue for 2007, 2006, and 2005, respectively. The USMS accounted for 14%, 15%, and 15% of total revenue for 2007, 2006, and 2005, respectively. ICE accounted for 13%, 11%, and 8% of total revenue for 2007, 2006, and 2005, respectively. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.
In addition, business from our state customers, which constituted 49% of total revenue during each of 2007, 2006, and 2005, increased 11.6% from $645.1 million during 2006 to $719.6 million during

2007, as we have also experienced an increase in demand from state customers. While we believe we have been successful in expanding our relationships with existing customers, we have also begun to provide correctional services to states that have not previously utilized the private sector for their correctional needs.
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
We pursue new business opportunities through Request for Proposals, or RFPs, and Request for Qualifications, or RFQs. RFPs and RFQs are issued by government agencies and are solicited for bid by private enterprises.
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
Competitive Strengths
We believe that we benefit from the following competitive strengths:
The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We believe we manage approximately 47% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.
Available Beds within Our Existing Facilities. As of December 31, 2007, we had three facilities, our Red Rock Correctional Center, North Fork Correctional Facility, and our Tallahatchie County Correctional Facility which had vacancies and provided us with approximately 1,900 available beds. During the fourth quarter of 2007, we completed a 720-bed expansion at our Tallahatchie facility and a 960-bed expansion at our North Fork facility. Both of these expansions have just recently been completed and thus have not had sufficient time to become fully occupied. We expect both of these expansions to be completely utilized by the CDCR during the first half of 2008. Further, there were approximately 2,100 additional available beds at five of our other facilities as of December 31, 2007. Substantially all of these available beds are either under contract or are targeted for specific customers. As a result, we believe that substantially all of these beds will be utilized in the near term.
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
We have recently commenced construction of two new facilities to address the demand for prison beds. The Adams County Correctional Center will be a 1,668-bed correctional facility in Adams County, Mississippi expected to be completed during the fourth quarter of 2008 that we will market to various existing and potential customers. The La Palma Correctional Center will be a 3,060-bed correctional facility that we expect to be fully utilized by the state of California. We expect to open portions of the La Palma facility beginning in the third quarter of 2008, with continued receipt of California inmates through the completion of construction, currently expected to be in the second quarter of 2009, as phases of the facility become available. We are also actively pursuing a number of additional sites for new prison development.
We also currently have bed expansions ongoing at seven facilities we own by an aggregate of approximately 4,000 beds. We expect these expansions to be complete at various times over the next 12 months. Although we have identified potential customers for a substantial portion of these new beds, we can provide no assurance that these beds will be utilized. Further, none of the customers that we expect to fill the expansion beds has provided a guarantee of occupancy.
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
Financial Flexibility. As of December 31, 2007, we had cash on hand of $58.0 million and $415.1 million available under our $450.0 million revolving credit facility. During the year ended December

31, 2007, we generated $250.9 million in cash through operating activities, and as of December 31, 2007, we had net working capital of $125.9 million. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At December 31, 2007, the interest rates on all our outstanding indebtedness were fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average debt maturity was 4.5 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Business Strategy
Our primary business strategy is to provide quality corrections services, offer a compelling value, and increase bed capacity occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our customers.
Own and Operate High Quality Correctional and Detention Facilities. We believe that our customers choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality services provided. Approximately 88% of the facilities we operated as of December 31, 2007 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of over 24 years of corrections experience and an average tenure of over 11 years with us.
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

The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths and business strategy. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2007):
Growing United States Prison Population. The annual growth rate of the federal and state prison population increased 2.8% for the year ended December 31, 2006, which was larger than the average annual growth rate of 1.9% from 2000 to 2005. During 2006, the number of prisoners under federal jurisdiction increased 2.9%. Federal agencies are collectively our largest customer and accounted for 40% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2007. The Department of Homeland Security has also increased its efforts to secure the U.S. borders and reduce illegal immigration through its Secure Border Initiative, or SBI. According to the Department of Homeland Security, the overall vision of SBI includes more agents to patrol the U.S. borders, secure ports of entry and enforce immigration laws, and expand detention and removal capabilities to eliminate the “catch and release” policy. The proposal to pass a comprehensive immigration reform bill encompassing border security, guest worker programs, and paths to citizenship for the estimated 12 million aliens currently in the U.S. broke down in the Senate in June 2007. Despite the failure to pass a comprehensive immigration reform bill, there continues to be significant focus on the need for increased border security and enforcement efforts. We also believe growth will come from the growing demographic of the 18 to 24 year-old at-risk population. Males between 18 and 24 years of age have demonstrated the highest propensity for criminal behavior and the highest rates of arrest, conviction, and incarceration.
Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2006, at least 24 states and the federal prison system reported operating at or above capacity. The federal prison system was operating at 37% above capacity at December 31, 2006.
According to the “Public Safety, Public Spending” report issued by Pew Charitable Trusts on February 14, 2007, prison populations are expected to grow by more than 192,000 inmates by the end of 2011. The “Public Safety, Public Spending” report also forecasts that inmate populations of the 20 states with which we currently do business will grow by nearly 98,000 by 2011, or about two-thirds of the projected total state inmate population growth. Based on this report, other publicly available data, and our own proprietary research, we do not currently believe that our customers will be able to develop the capacity needed to accommodate their demand for prison beds.
Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2006 was approximately 114,000. At December 31, 2006, 14.4% of federal inmates and 6.2% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 79%, while the number of state inmates held in private facilities has increased approximately 15%. Twenty-two states had at least 5% of their prison population held in private facilities at December 31, 2006. Six states, all of which are our customers, housed at least 25% of their prison population in private facilities as of December 31, 2006 — New Mexico (44%), Wyoming (37%), Alaska (33%), Hawaii (32%), Idaho (27%), and Montana (27%).
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
Approved fiscal year 2008 funding for the BOP (signed into law by President Bush in late December 2007) included $806.0 million for “Contract Confinement” for use by the BOP during fiscal year 2008, which represented a $27.0 million increase over fiscal year 2007 enacted funding. The President’s fiscal year 2009 budget request (released February 4, 2008) proposes a $50.0 million increase over fiscal year 2008 level for Contract Confinement.
Approved fiscal year 2008 funding for the Office of the Federal Detention Trustee (which has responsibility for funding USMS prisoner detention) was $1.081 billion. The President’s fiscal year 2009 budget request for the Office of the Federal Detention Trustee proposes a total of $1.295 billion. A Department of Justice news release issued on February 4, 2008 states that the budget proposal for the Office of the Federal Detention Trustee includes “$37.6 million to accommodate an anticipated increase in the number of detainees housed in non-federal facilities. These resources will be utilized to fund the costs associated with prisoner detention, care and transportation of detainees along the Southwest Border.”
Approved fiscal year 2008 funding for ICE includes resources that will allow ICE to house a daily average of 32,000 detainees during the fiscal year. ICE received funding for 27,500 detainees during fiscal year 2007. The President’s fiscal year 2009 budget request proposes funding for an additional 1,000 ICE detention beds during fiscal year 2009. If ultimately approved at this level, ICE would be able to house a daily average of 33,000 detainees during fiscal year 2009 and maintain the policy of “catch and return” of illegal aliens which was implemented in 2006. The fiscal year 2009 budget request states that, since 2001, the Administration has “acquired nearly 13,000 new detention beds.”
We believe these numbers reflect a clear understanding by both the Administration and Congress of the need for additional capacity and a commitment to allocate resources for additional public and private beds.
Government Regulation
Business Regulations
The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Failure to comply with these regulations can result in material penalties or non-renewal or termination of facility management contracts.
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
Health Insurance Portability and Accountability Act of 1996
In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance, and protect the privacy and security of health-related information. Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. Examples of mandated safeguards include requirements that notices of the entity’s privacy practices be sent and that patients and insureds be given the right to access and request amendments to their records. Authorizations are required before a provider, insurer, or clearinghouse can use health information for marketing and certain other purposes. Additionally, health plans are required to electronically transmit and receive certain standardized health care information. These regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates, and selected other employees primarily associated with our employee medical plans.
Insurance
We maintain general liability insurance for all the facilities we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, workers’ compensation, and directors and officers liability. In addition, each of our leases with third parties provides that the lessee will maintain insurance on each leased property under the lessee’s insurance policies providing for the following coverages: (i) fire, vandalism, and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers’ compensation. Under each of these leases, we have the right to periodically review our lessees’ insurance coverage and provide input with respect thereto.
Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience. Although we have experienced modest improvements in claims experience in both employee medical and workers’ compensation, we are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.
Employees
As of December 31, 2007, we employed approximately 16,600 employees. Of such employees, approximately 340 were employed at our corporate offices and approximately 16,260 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.
Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.
We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,125 employees at six of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.
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
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2007, 2006, and 2005 was 98.3%, 95.0%, and 91.4%, respectively. Occupancy rates may, however, decrease below these levels in the future.
Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality, and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.
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
Moreover, negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in adverse publicity to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 28 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired or are currently scheduled to expire on or before December 31, 2008. See “Business — Facility Portfolio — Facilities and Facility Management contracts.” One or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.
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
We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts. Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When we select the intended project site, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional or detention facility. Future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional or detention facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional or detention facility on a particular site. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.
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
Our inmate transportation subsidiary, TransCor, is subject to regulations promulgated by the Departments of Transportation and Justice. TransCor must also comply with the Interstate Transportation of Dangerous Criminals Act of 2000, which covers operational aspects of transporting prisoners, including, but not limited to, background checks and drug testing of employees; employee training; employee hours; staff-to-inmate ratios; prisoner restraints; communication with local law enforcement; and standards to help ensure the safety of prisoners during transport. We are subject to changes in such regulations, which could result in an increase in the cost of our transportation operations.
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
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 40% of our total revenues for the fiscal year ended December 31, 2007 ($594.8 million). The USMS accounted for 14% of our total revenues for the fiscal year ended December 31, 2007 ($210.4 million), the BOP accounted for 13% of our total revenues for the fiscal year ended December 31, 2007 ($189.9 million), and ICE accounted for 13% of our total revenues for the fiscal year ended December 31, 2007 ($194.5 million). We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.
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
We are dependent upon the continued service of each member of our senior management team, including John D. Ferguson, our President and Chief Executive Officer. The unexpected loss of any of these persons could materially adversely affect our business and operations. We only have employment agreements with certain of our current and former executive officers. The employment agreements with our current executive officers expire in 2008 subject to automatic annual renewals unless either party gives notice of termination.
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
In addition, our increased focus on facility development and expansions poses an increased risk, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2007, the facilities subject to these options generated $237.4 million in revenue (16% of total revenue) and incurred $172.1 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, ownership of three of our facilities (including two that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 9 to 11 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2007, the facilities subject to reversion generated $79.6 million in revenue (5% of total revenue) and incurred $57.8 million in operating expenses.
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
We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of $976.0 million. Our indebtedness could have important consequences. For example, it could:
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
The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2007, we had $415.1 million of additional borrowing capacity available under our $450.0 million revolving credit facility. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The properties we owned at December 31, 2007 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this annual report.
ITEM 3. LEGAL PROCEEDINGS.
General. The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees, inmates or others. The nature of such claims includes, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with our facilities, personnel, or inmates, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. We maintain insurance to cover many of these claims which may mitigate the risk that any single claim would have a material effect on our consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, we are subject to substantial self-insurance risk.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 22, 2008 the last reported sale price of our common stock was $26.65 per share and there were approximately 5,000 registered holders and approximately 54,000 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock as adjusted for the Company’s 3-for-2 stock split in September 2006 and the Company’s 2-for-1 stock split in July 2007.
Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2007
First Quarter	$27.11	$21.66
Second Quarter	$32.99	$26.15
Third Quarter	$33.40	$24.08
Fourth Quarter	$31.58	$24.97

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2006
First Quarter	$15.43	$13.37
Second Quarter	$18.23	$14.30
Third Quarter	$22.63	$17.19
Fourth Quarter	$24.86	$21.33
Dividend Policy
During the years ended December 31, 2007 and 2006, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes and our senior secured revolving credit agreement, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2007, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005 are included in this annual report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
STATEMENT OF OPERATIONS:	2007	2006	2005	2004	2003
Revenue:
Management and other	$1,475,821	$1,321,420	$1,183,338	$1,116,899	$998,093
Rental	3,016	2,721	2,563	2,471	2,420

Total revenue	1,478,837	1,324,141	1,185,901	1,119,370	1,000,513

Expenses:
Operating	1,058,050	968,327	893,342	845,047	742,878
General and administrative	74,399	63,593	57,053	48,186	40,467
Depreciation and amortization	78,514	67,236	59,460	54,198	52,404
Goodwill impairment	1,574	—	—	—	244

Total expenses	1,212,537	1,099,156	1,009,855	947,431	835,993

Operating income	266,300	224,985	176,046	171,939	164,520

Other (income) expense:
Interest expense, net	53,776	58,783	63,928	69,177	74,446
Expenses associated with debt refinancing and recapitalization transactions	—	982	35,269	101	6,687
Change in fair value of derivative instruments	—	—	—	—	(2,900)
Other (income) expense	(303)	(254)	263	943	(414)

Income from continuing operations before income taxes	212,827	165,474	76,586	101,718	86,701
Income tax (expense) benefit	(80,312)	(60,813)	(26,583)	(40,930)	52,352

Income from continuing operations	132,515	104,661	50,003	60,788	139,053
Income from discontinued operations, net of taxes	858	578	119	1,755	2,730

Net income	133,373	105,239	50,122	62,543	141,783
Distributions to preferred stockholders	—	—	—	(1,462)	(15,262)

Net income available to common stockholders	$133,373	$105,239	$50,122	$61,081	$126,521

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Basic earnings per share:
Income from continuing operations	$1.08	$0.88	$0.43	$0.56	$1.28
Income from discontinued operations, net of taxes	0.01	—	—	0.02	0.03

Net income available to common stockholders	$1.09	$0.88	$0.43	$0.58	$1.31

Diluted earnings per share:
Income from continuing operations	$1.05	$0.86	$0.42	$0.51	$1.13
Income from discontinued operations, net of taxes	0.01	—	—	0.01	0.02

Net income available to common stockholders	$1.06	$0.86	$0.42	$0.52	$1.15

Weighted average common shares outstanding:
Basic	122,553	119,714	115,426	105,178	96,736
Diluted	125,381	123,058	120,846	119,342	114,148

	December 31,
BALANCE SHEET DATA:	2007	2006	2005	2004	2003
Total assets	$2,485,740	$2,250,860	$2,086,313	$2,023,078	$1,959,028
Total debt	$975,967	$976,258	$975,636	$1,002,295	$1,003,428
Total liabilities	$1,263,765	$1,201,179	$1,169,682	$1,207,084	$1,183,563
Stockholders’ equity	$1,221,975	$1,049,681	$916,631	$815,994	$775,465

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
OVERVIEW
As of December 31, 2007, we owned 44 correctional, detention and juvenile facilities, three of which we leased to other operators. We currently operate 65 facilities, with a total design capacity of approximately 78,000 beds in 19 states and the District of Columbia. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.
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
As a result of recently completed bed development, we had three facilities, our Red Rock Correctional Center located in Eloy, Arizona, our North Fork Correctional Facility in Sayre, Oklahoma, and our Tallahatchie County Correctional Facility in Tutwiler, Mississippi, that provided us with approximately 1,900 available beds as of December 31, 2007. We recently completed expansions at the North Fork and Tallahatchie facilities. We expect both of these expansions, as well as the substantial portion of the remaining beds available at the Red Rock Correctional Center, to be completely utilized by the State of California Department of Corrections and Rehabilitation, or CDCR, during the first half of 2008.
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
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the 1,896-bed Saguaro Correctional Facility located in Eloy, Arizona. The Saguaro Correctional Facility was completed in June 2007 at an estimated cost of approximately $102.6 million. As of December 31, 2007, we housed 1,732 inmates from the state of Hawaii at the Saguaro facility. We expect the facility to be substantially full with Hawaiian inmates by the end of the first quarter of 2008.
We have recently commenced construction of two new facilities to address the demand for prison beds. The Adams County Correctional Center is a 1,668-bed correctional facility in Adams County, Mississippi expected to be completed during the fourth quarter of 2008 that we will market to various existing and potential customers. The La Palma Correctional Center will be a 3,060-bed correctional facility located in Eloy, Arizona that we expect to be fully utilized by the state of California. We expect to open portions of the La Palma facility beginning in the third quarter of 2008, with continued receipt of California inmates through the completion of construction, as phases of the facility become available. We are also actively pursuing a number of additional sites for new prison development.
We also currently have bed expansions ongoing at seven facilities we own for an aggregate increase of approximately 4,000 beds. We expect these expansions to be complete at various times throughout 2008. Although we have identified potential customers for a substantial portion of these new beds, we can provide no assurance that these beds will be utilized. Further, none of the customers that we expect to fill the expansion beds has provided a guarantee of occupancy.
We also remain steadfast in our efforts to contain costs. Approximately 63% of our operating expenses consist of salaries and benefits. Containing these expenses will continue to be challenging. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we believe we have been successful in reducing workers’ compensation costs and containing medical benefits costs for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Finally, we constantly seek to identify ways to reduce the cost of the basic goods and services we purchase, such as utilities management programs and innovative purchasing arrangements.
Through the combination of our initiatives to increase our revenues by taking advantage of our available beds as well as delivering new bed capacity through new facility construction and expansion opportunities, and our strategies to generate savings and to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

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
Asset impairments. As of December 31, 2007, we had $2.1 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
Although we utilized our remaining federal net operating losses in 2006, we have approximately $8.2 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, we have a valuation allowance of $1.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of December 31, 2007 and 2006, we had $34.2 million and $33.2 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2007 and 2006, we had $13.1 million and $13.3 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2007, 2006, and 2005, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Incomplete	Total
Facilities as of December 31, 2005		39	24	3	—	66
Completion of construction of the Red Rock Correctional Center	July 1, 2006	1	—	—	—	1
Management contract awarded for Camino Nuevo Female Correctional Facility	July 1, 2006	—	1	—	—	1

Facilities as of December 31, 2006		40	25	3	—	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	—	(1)
Completion of construction of the Saguaro Correctional Facility	June 6, 2007	1	—	—	—	1

Facilities as of December 31, 2007		41	24	3	—	68

We also have two additional facilities that are under construction. These facilities are not counted in the foregoing table because they currently have no impact on our results of operations.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
During the year ended December 31, 2007, we generated net income of $133.4 million, or $1.06 per diluted share, compared with net income of $105.2 million, or $0.86 per diluted share, for the previous year. Contributing to the net income for 2007 compared to the previous year was an increase in operating income of $41.3 million, from $225.0 million during 2006 to $266.3 million during 2007 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2007 and 2006:

	For the Years Ended
	December 31,
	2007	2006
Revenue per compensated man-day	$54.66	$52.75
Operating expenses per compensated man-day:
Fixed expense	28.76	28.37
Variable expense	10.01	9.90

Total	38.77	38.27

Operating margin per compensated man-day	$15.89	$14.48

Operating margin	29.1%	27.5%

Average compensated occupancy	98.3%	95.0%

Average compensated population	73,197	67,833

Average compensated occupancy for the year ended December 31, 2007 increased to 98.3% from 95.0% in the prior year despite placing into service approximately 6,200 additional beds during 2006 and 2007 as a result of the completion of several expansion and development projects. The increase in occupancy resulted from the commencement of a new management contract with the U.S. Immigration and Customs Enforcement, or ICE, at our Stewart Detention Center in Lumpkin, Georgia in the fourth quarter of 2006, the re-opening of our North Fork Correctional Facility in the first quarter of 2006, and the commencement of operations at our Red Rock Correctional Center during the third quarter of 2006.
Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and ICE, continues to be a significant component of our business, increasing $67.6 million, or 12.8% from $526.8 million in 2006 to $594.4 million in 2007. Our federal customers generated 40% of our total revenue for both the years ended December 31, 2007 and 2006. In addition to the aforementioned contract with ICE at our Stewart Detention Center, a modified contract with ICE at our T. Don Hutto Residential Center in Taylor, Texas that commenced in May 2006 also contributed to an increase in federal revenue during 2007.
State revenues increased $74.5 million, or 11.6%, from $645.1 million in 2006 to $719.6 million in 2007, as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds.
Operating expenses totaled $1,058.1 million and $968.3 million for the years ended December 31, 2007 and 2006, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.
Salaries and benefits represent the most significant component of fixed operating expenses with approximately 63% of our operating expenses consisting of salaries and benefits. During 2007, salaries and benefits expense at our correctional and detention facilities increased $56.9 million from 2006, most notably as a result of an increase in staffing levels at our Red Rock Correctional Center and Stewart Detention Center resulting from the commencement of new management contracts during 2006. However, salaries and benefits expense for the year ended December 31, 2007 experienced only a modest increase on a per compensated man-day basis of 1.5% compared with the prior year, as we were able to leverage our salaries and benefits over a larger inmate population across the portfolio, where the additional inmates utilized existing space within our facilities that did not require us to hire additional staff. We will be limited in our ability to leverage our fixed costs over a higher inmate population in the future now that our facilities are substantially occupied, particularly as we hire additional staff at new or expanded facilities where we anticipate additional inmate populations. The marginal changes in per man-day costs were also net of increased staffing levels at our newly constructed 1,896-bed Saguaro Correctional Facility resulting from commencement of operations in June 2007.
Facility variable expenses increased 1.1% from $9.90 per compensated man-day during 2006 to $10.01 per compensated man-day during 2007. The increase in facility variable expenses per compensated man-day was primarily the result of general inflationary increases in the costs of services. Facility variable expenses also increased during 2007 compared with the prior year at our Saguaro Correctional Facility as a result of the commencement of operations in June 2007 and at our Stewart Detention Center as a result of the commencement of the new ICE management contract at this facility during the fourth quarter of 2006.
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

	For the Years Ended
	December 31,
	2007	2006
Owned and Managed Facilities:
Revenue per compensated man-day	$63.16	$61.03
Operating expenses per compensated man-day:
Fixed expense	30.85	30.72
Variable expense	10.80	10.75

Total	41.65	41.47

Operating margin per compensated man-day	$21.51	$19.56

Operating margin	34.1%	32.1%

Average compensated occupancy	98.6%	93.9%

Average compensated population	47,625	43,119

Managed Only Facilities:
Revenue per compensated man-day	$38.83	$38.30
Operating expenses per compensated man-day:
Fixed expense	24.86	24.27
Variable expense	8.53	8.41

Total	33.39	32.68

Operating margin per compensated man-day	$5.44	$5.62

Operating margin	14.0%	14.7%

Average compensated occupancy	97.6%	97.0%

Average compensated population	25,572	24,714

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the year ended December 31, 2007 increased to 34.1% compared with 32.1% for the same period in 2006. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated occupancy during 2007 to 98.6% compared to 93.9% in 2006. Our total compensated population at owned and managed facilities increased by 10.4% during 2007 as compared to the prior year. The increase in average compensated occupancy was achieved despite the completion of construction and placing into service our 1,596-bed Red Rock Correctional Center in July 2006, our 1,896-bed Saguaro Correctional Facility in June 2007, and the completion of approximately 1,800 expansion beds at our Crossroads Correctional Center, North Fork Correctional Facility, and Tallahatchie County Correctional Facility. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher than average per diems on existing contracts and from annual per diem increases.
The most notable increases in compensated occupancy during 2007 occurred at the Stewart Detention Center due to the ICE contract that began in October 2006 and for the re-opening of the North Fork Correctional Facility in anticipation of inmate population needs from various existing state and federal customers. Further, the opening of our Red Rock Correctional Center located in Eloy, Arizona in July 2006 also positively impacted our compensated occupancy during 2007. As a result of the commencement of operations at these three facilities our total revenues increased by $68.9 million during the year ended December 31, 2007 as compared to the prior year. The North Fork and Red

Rock facilities had a combined 1,500 available beds as of December 31, 2007 that are expected to be used to house CDCR inmates, as further described hereafter.
On May 2, 2007, we were awarded a contract to house up to 2,160 inmates at our Diamondback Correctional Facility in Watonga, Oklahoma by the Arizona Department of Corrections. The contract provides for a guaranteed 95% occupancy that becomes effective upon reaching 95% capacity following an agreed ramp-up period. As of December 31, 2007, we housed 2,120 Arizona inmates at this facility. During the third quarter of 2007, we completed the relocation of the Hawaiian inmates from our Diamondback facility to our newly completed 1,896-bed Saguaro Correctional Facility. During the year ended December 31, 2007, we incurred approximately $1.6 million in transportation expenses to transition existing Arizona inmate populations in exchange for a larger Arizona population.
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility. The Saguaro Correctional Facility was completed in June 2007 at an estimated cost of approximately $102.6 million. As of December 31, 2007, we housed 1,732 inmates from the state of Hawaii at the Saguaro facility. Our results of operations during 2007 at the Saguaro facility were negatively impacted by the increased staffing and other expenses associated with the ramp-up of operations at this new facility. We expect the results of operations at the Saguaro facility to improve in 2008 as the population stabilizes. We expect the facility to be substantially full with inmates from the state of Hawaii by the end of the first quarter of 2008.
Additionally, facility contribution at our 1,824-bed Tallahatchie County Correctional Facility deteriorated by approximately $1.8 million during 2007 from 2006 as a result of the movement of Hawaiian inmates from the Tallahatchie facility to the Saguaro facility. We have increased staffing levels at this facility because we expect the beds made available at the Tallahatchie facility to be used to satisfy anticipated demand from the state of California. Accordingly, the decline in occupancy at this facility from an average of 91% in 2006 to an average of 78% in 2007 resulted in a temporary reduction in operating margin until such time as the beds are filled with replacement inmates.
On October 5, 2007, we announced that we had entered into a new agreement with the CDCR for the housing of up to 7,772 inmates from the state of California. The new contract replaced and superseded the previous contract we had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, we now have a contract that provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the new contract at each facility that houses CDCR inmates.
Additionally, we announced that we would begin construction of our new 3,060-bed La Palma Correctional Center, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.

We currently expect that we will ultimately provide the CDCR up to 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, 360 beds at our Red Rock facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of December 31, 2007, we held 2,055 California inmates.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. The Governor of California has announced an intention to transfer up to 8,000 inmates out of state to both public and private institutions under authority granted to him by “The Public Safety and Offender Rehabilitation Services Act of 2007”. However, legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may prohibit the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. If transfers from California are limited as a result of one or more of these proceedings, we would market the beds designated for the CDCR, including those that will be provided at our new La Palma Correctional Center, to other federal and state customers. While we currently believe we would ultimately be able to fill a substantial portion of such beds, the utilization would likely be at a much slower pace.
Managed-Only Facilities
Our operating margins decreased slightly at managed-only facilities during the year ended December 31, 2007 to 14.0% from 14.7% during the year ended December 31, 2006. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Compensated occupancy at managed-only facilities increased from 97.0% during 2006 to 97.6% during 2007 despite placing 360 beds into service in January 2007 at the Citrus County Detention Facility located in Lecanto, Florida, 384 beds into service in June 2007 at the Gadsden Correctional Institution located in Quincy, Florida, and 235 beds into service in July 2007 at the Bay Correctional Facility located in Panama City, Florida.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, has experienced an increase in inmate populations during 2007. During 2007, the facility maintained an average daily inmate population of 646 inmates compared with an average daily inmate population of 426 inmates during 2006, which resulted in an increase in revenue and operating margin at this facility.
Increases in occupancy during 2007 compared with 2006 at the Metro-Davidson County Detention Facility in Nashville, Tennessee and the Idaho Correctional Center in Boise, Idaho also contributed to the overall increase in our operating margins for managed-only facilities.
The operating margin at managed-only facilities was negatively affected during the year ended December 31, 2007 as a result of a new contract at the Lake City Correctional Facility located in Lake City, Florida. During November 2005, the Florida Department of Management Services, or Florida DMS, solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility during the second half of 2006 and for the full year ended December 31, 2007. The per diem reduction also took into consideration an increase in inmate populations resulting from a 543-bed expansion completed in March 2005.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. During the years ended December 31, 2007 and 2006, managed-only facilities generated 11.9% and 14.1%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
General and administrative expense
For the years ended December 31, 2007 and 2006, general and administrative expenses totaled $74.4 million and $63.6 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from 2006 primarily as a result of an increase in salaries and benefits resulting from an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations, to intensify our efforts on developing new bed capacity, and to implement and support numerous technology initiatives. As a result of our intensified efforts to develop new capacity, we have capitalized certain pre-acquisition costs directly associated with a number of development projects. General and administrative expenses could increase in the future for the write-off of such costs in the event we decide to abandon any of these projects.
General and administrative expenses were also higher as a result of an increase of $0.8 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options and an increase of $0.8 million in stock option expense in 2007 compared with 2006. For the year ended December 31, 2007, we recognized approximately $4.1 million of general and administrative expense for the amortization of restricted stock granted to these employees in 2005, 2006, and 2007 since the amortization period spans the three-year vesting period of each restricted share award.
Further, on January 1, 2006, consistent with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense. Until January 1, 2006, we had not recognized stock option expense in our income statement, except for a compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options as further described hereafter. For the year ended December 31, 2007, we recognized $2.4 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006. As of December 31, 2007, we had $3.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 1.5 years.
Depreciation and amortization
For the years ended December 31, 2007 and 2006, depreciation and amortization expense totaled $78.5 million and $67.2 million, respectively. The increase in depreciation and amortization from 2006 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Red Rock Correctional Center placed into service in July 2006, and our Saguaro Correctional Center placed into service in June 2007, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization to increase in the future as we complete additional facility expansion and development projects.

Goodwill impairment
During the fourth quarter of 2007, in connection with our annual budgeting process and annual goodwill impairment analysis, we recognized a goodwill impairment charge of $1.5 million related to the management of two of our managed-only facilities. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2007 and 2006. Gross interest expense, net of capitalized interest, was $64.5 million and $67.9 million, respectively, for the years ended December 31, 2007 and 2006. Gross interest expense during these periods was based on outstanding borrowings under our senior bank credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees.
Gross interest income was $10.8 million and $9.1 million, respectively, for the years ended December 31, 2007 and 2006. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to a higher average cash and investment balance during 2007 compared with 2006 generated from operating cash flows.
Capitalized interest was $7.6 million and $4.7 million during 2007 and 2006, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing and recapitalization transactions
For the year ended December 31, 2006, expenses associated with debt refinancing and recapitalization transactions were $1.0 million. Charges of $1.0 million in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility.
Income tax expense
During the years ended December 31, 2007 and 2006, our financial statements reflected an income tax provision of $80.3 million and $60.8 million, respectively.
Our effective tax rate was approximately 37.7% during the year ended December 31, 2007 compared to approximately 36.8% during the year ended December 31, 2006. Our annual effective tax rate increased for 2007 as a result of an increase in our taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109” (“FIN 48”).
Upon adoption of FIN 48 on January 1, 2007, we recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. We had a $5.0 million liability recorded for uncertain tax positions as of December 31, 2007. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.8 million. We do not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

We currently expect our effective tax rate to increase slightly in 2008 as a result of an increase in our projected taxable income in states with higher statutory tax rates. Our overall effective tax rate is estimated based on our current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. Total revenue for this facility during the year ended December 31, 2006 was $5.5 million and total operating expenses were $5.6 million.
In November 2007, we accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, we reclassified the results of operations of the facility to discontinued operations. During February 2008, at the request of the operator we agreed to extend the proposed closing date and fix the sales price through June 30, 2008. We would recognize any gain on sale of this property in the period the sale closes, which would also be reported as discontinued operations. Rental revenue earned on this property was $1.5 million for both the years ended December 31, 2007 and 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
During the year ended December 31, 2006, we generated net income of $105.2 million, or $0.86 per diluted share, compared with net income of $50.1 million, or $0.42 per diluted share, for the previous year. Contributing to the net income for 2006 compared to the previous year was an increase in operating income of $49.0 million, from $176.0 million during 2005 to $225.0 million during 2006 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net income during 2005 was negatively impacted by a $35.3 million pre-tax charge, or $0.19 per diluted share net of taxes, associated with debt refinancing transactions completed during the first and second quarters, as further described hereafter. The charge consisted of a tender premium paid to the holders of the 9.875% senior notes (who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for the 9.875% senior notes in March 2005), estimated fees and expenses associated with the tender offer, and the write-off of (i) existing deferred loan costs associated with the purchase of the 9.875% senior notes, (ii) existing deferred loan costs associated with a lump sum pay-down of our senior bank credit facility, and (iii) existing deferred loan costs and third-party fees incurred in connection with obtaining an amendment to our old senior bank credit facility.
Facility Operations
Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2006 and 2005:

	For the Years Ended
	December 31,
	2006	2005
Revenue per compensated man-day	$52.75	$50.73
Operating expenses per compensated man-day:
Fixed expense	28.37	28.46
Variable expense	9.90	9.40

Total	38.27	37.86

Operating margin per compensated man-day	$14.48	$12.87

Operating margin	27.5%	25.4%

Average compensated occupancy	95.0%	91.4%

Average compensated population	67,833	63,105

Average compensated occupancy for the year ended December 31, 2006 increased from the prior year primarily as a result of increases in inmate populations across our portfolio, and also as a result of a full year’s impact from a contract with the BOP that commenced in June 2005 at our Northeast Ohio Correctional Center. Compensated occupancy also increased as a result of an increase in the population at our Prairie Correctional Facility largely as a result of additional inmates from the states of Minnesota, Washington and Idaho, an increase in the population at our Crowley County Correctional Facility, as well as an increase in population at our North Fork Correctional Facility as a result of a new management contract with the state of Wyoming, which commenced in June 2006. Further, inmate populations increased notably at our Otter Creek Correctional Facility as a result of contracts with the states of Kentucky and Hawaii to house female inmates to replace the inmates from the state of Indiana that were removed during the second quarter of 2005.
Our federal customers generated 40% and 39% of our total revenue for the years ended December 31, 2006 and 2005, respectively. In addition to the aforementioned contract with the BOP at our Northeast Ohio facility, a modified contract with ICE at our T. Don Hutto Residential Center in Taylor, Texas that commenced in May 2006 also contributed to an increase in federal revenue during 2006.
Operating expenses totaled $968.3 million and $893.3 million for the years ended December 31, 2006 and 2005, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities, and for our inmate transportation subsidiary.
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

Facility variable expenses increased 5.3% from $9.40 per compensated man-day during 2005 to $9.90 per compensated man-day during 2006. The increase in facility variable expenses was primarily the result of an increase in legal expenses resulting from the successful negotiation of a number of outstanding legal matters in the prior year and general inflationary increases in the costs of services such as our inmate medical and food service expenses.
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
The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2006	2005
Owned and Managed Facilities:
Revenue per compensated man-day	$61.03	$58.95
Operating expenses per compensated man-day:
Fixed expense	30.72	31.79
Variable expense	10.75	10.19

Total	41.47	41.98

Operating margin per compensated man-day	$19.56	$16.97

Operating margin	32.1%	28.8%

Average compensated occupancy	93.9%	88.3%

Average compensated population	43,119	39,079

Managed Only Facilities:
Revenue per compensated man-day	$38.30	$37.37
Operating expenses per compensated man-day:
Fixed expense	24.27	23.04
Variable expense	8.41	8.11

Total	32.68	31.15

Operating margin per compensated man-day	$5.62	$6.22

Operating margin	14.7%	16.6%

Average compensated occupancy	97.0%	96.9%

Average compensated population	24,714	24,026

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
Due to a combination of rate increases and/or an increase in population at our Crowley County Correctional Facility, Central Arizona Detention Center, Houston Processing Center, and Otter Creek Correctional Center, primarily from the state of Colorado, the USMS and ICE, the state of Hawaii, and the state of Kentucky, respectively, total management and other revenue at these facilities increased during 2006 from 2005 by $18.8 million.
Effective July 1, 2005, ICE awarded us a three-year contract for the continued management of ICE detainees and USMS inmates at the 1,154-bed San Diego Correctional Facility located in San Diego, California. The contract, which contains five three-year renewal options, provided for an increase in the fixed monthly payment. Total revenue increased by $3.5 million during 2006 from 2005 as a result of the increased rate and an increase in populations from ICE and USMS at this facility.
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
During the first quarter of 2006, we re-opened our North Fork Correctional Facility, with a small population of inmates from the state of Vermont. The facility was also re-opened in anticipation of additional inmate population needs from various existing state and federal customers. Prior to its re-

opening, this facility had been vacant since the third quarter of 2003, when all of the Wisconsin inmates housed at the facility were transferred out of the facility in order to satisfy a contractual provision mandated by the state of Wisconsin.
In June 2006, we entered into a new agreement with the state of Wyoming to house up to 600 of the state’s male medium-security inmates at our North Fork Correctional Facility. The terms of the contract include an initial two-year period and may be renewed upon mutual agreement.
During December 2006, we also entered into an agreement with Bent County, Colorado to house Colorado male inmates under an inter-governmental service agreement between the County and State of Colorado Department of Corrections. Under the agreement we may house up to 720 Colorado inmates, subject to bed availability, at our North Fork Correctional Facility. The term of the contract includes an initial term which commenced December 28, 2006 and ran through June 30, 2007, and provides for mutually agreed extensions for a total contract term of up to five years. We initially received approximately 240 Colorado inmates at the North Fork facility during December 2006.
As of December 31, 2006, the North Fork facility housed 796 inmates from the states of Vermont, Wyoming, and Colorado. Based on our expectation of increased demand from a number of existing state and federal customers, we expanded our North Fork Correctional Facility by 960 beds. We began construction during the third quarter of 2006 and construction was completed during the fourth quarter of 2007 at an estimated cost of $53.0 million.
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
During February 2005, we commenced construction of the Red Rock Correctional Center, a new 1,596-bed correctional facility located in Eloy, Arizona. The facility was completed during July 2006 for an aggregate cost of approximately $81.0 million. We relocated all of the Alaskan inmates from our Florence Correctional Center into this new facility during the third quarter of 2006. The beds made available at the Florence facility are expected to be used to satisfy anticipated state and federal demand for detention beds in the Arizona area, including inmates from the state of California. As of December 31, 2006, the Red Rock facility housed 993 Alaskan inmates and 222 Hawaiian inmates.
While start-up activities and staffing expenses incurred in preparation for the arrival of detainees at the Stewart Detention Center and inmates at the Red Rock and North Fork facilities had an adverse impact on our results of operations during the second half of 2006, the utilization of this increased bed capacity contributed to an increase in revenue and profitability in 2007.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during 2006 to 14.7% from 16.6% during 2005 primarily as a result of an increase in salaries and benefits caused in part by an increase in employee medical insurance. The deterioration of operating margins at managed-only facilities was also as a result of a new contract at the expanded Lake City Correctional Facility. During November

2005, the Florida DMS solicited proposals for the management of the Lake City Correctional Facility beginning July 1, 2006. We responded to the proposal and were notified in April 2006 of the Florida DMS’s intent to award a contract to us. We negotiated a three-year contract in exchange for a reduced per diem effective July 1, 2006, which resulted in a reduction in revenue and operating margin at this facility from the prior year. The Lake City Correctional Facility was expanded from 350 beds to 893 beds late in the first quarter of 2005. The average daily inmate population at the Lake City Correctional Facility during 2006 was 889 inmates compared with 689 inmates during 2005.
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
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility located in Lecanto, Florida. The terms of the new agreement included a 360-bed expansion that commenced during the fourth quarter of 2005 and was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million funded by utilizing cash on hand. The facility experienced an increase in operating expenses during 2006, primarily in the fourth quarter, as a result of the increase in staffing levels to support the new inmate population in the expansion beds.
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
General and administrative expense
For the years ended December 31, 2006 and 2005, general and administrative expenses totaled $63.6 million and $57.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses, and increased from 2005 primarily as a result of an increase in salaries and benefits, including an increase of $1.6 million of restricted stock-based compensation awarded to employees who have historically been awarded stock options and $1.6 million of stock option expense, which represents an increase of $0.6 million over the $1.0 million of stock option expense in 2005. The stock option expense in 2005 was recorded in the fourth quarter as a result of the acceleration of vesting of all outstanding options as further described hereafter.
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
Effective December 30, 2005, our board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under our Amended and Restated 1997 Employee Share Incentive Plan and our Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 3.0 million unvested options became exercisable, 45% of which were otherwise scheduled to vest in February 2006. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123R, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, we imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, we recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
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
Depreciation and amortization
For the years ended December 31, 2006 and 2005, depreciation and amortization expense totaled $67.2 million and $59.5 million, respectively. The increase in depreciation and amortization from 2005 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Stewart Detention Center and Red Rock Correctional Center, and the additional depreciation on our investments in technology.
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
Capitalized interest was $4.7 million and $4.5 million during 2006 and 2005, respectively, and was associated with various construction and expansion projects.
Expenses associated with debt refinancing and recapitalization transactions
For the years ended December 31, 2006 and 2005, expenses associated with debt refinancing and recapitalization transactions were $1.0 million and $35.3 million, respectively. Charges of $1.0 million in the first quarter of 2006 consisted of the write-off of existing deferred loan costs associated with the pay-off and retirement of the old senior bank credit facility. Charges of $35.0 million in the first quarter of 2005 consisted of a tender premium paid to the holders of the $250.0 million 9.875% senior notes who tendered their notes to us at a price of 111% of par pursuant to a tender offer we made for their notes in March 2005, the write-off of existing deferred loan costs associated with the purchase of the $250.0 million 9.875% senior notes and the lump sum pay-down of the term portion of our old senior bank credit facility made with the proceeds from the issuance of $375.0 million of 6.25% senior notes, and estimated fees and expenses associated with each of the foregoing transactions. The remaining charges in 2005 consisted of the write-off of existing deferred loan costs and third-party fees and expenses associated with an amendment to the senior bank credit facility obtained during the second quarter of 2005, whereby we reduced the interest rate margins associated with the facility and prepaid $20.0 million of the term portion of the facility with proceeds from a draw of a like amount on the revolving portion of the facility.
Income tax expense
During the years ended December 31, 2006 and 2005, our financial statements reflected an income tax provision of $60.8 million and $26.6 million, respectively.
Our effective tax rate was approximately 36.8% during the year ended December 31, 2006 compared to approximately 34.7% during the year ended December 31, 2005. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004, that were magnified by the recognition of deductible expenses associated with our debt refinancing transactions completed during the first half of 2005. In addition, we also successfully pursued and recognized investment tax credits of $0.7 million in 2005. The effective tax rate during 2006 was also favorably impacted by an increase in the income tax benefits of equity compensation during 2006.
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
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. During the year ended December 31, 2006 total revenue was $5.5 million and total operating expenses were $5.6 million. During the year ended December 31, 2005 total revenue during the year ended December 31, 2005 was $5.3 million and total operating expenses were $5.5 million.
In November 2007, we accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with SFAS 144, we reclassified the results of operations of the facility to discontinued operations. During February 2008, at the request of the operator we agreed to extend the closing date and fix the sales price through June 30, 2008. We would recognize any gain on sale of this property in the period the sale closes, which would also be reported as discontinued operations. Rental revenue earned on this property was $1.5 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively.
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
In August 2006, we also announced our intention to expand our Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand, we announced in March 2007 that we expected to complete an additional 360-bed expansion at this facility. Both of these expansions were completed during the fourth quarter of 2007. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds to ultimately bring the design capacity at this facility to a total of 2,672 beds and expect to complete this expansion during the second quarter of 2008. We currently estimate these expansions to cost approximately $96.0 million in the aggregate. As previously described herein, we expect to house up to 2,592 inmates from the state of California at the Tallahatchie facility pursuant to the newest contract with the CDCR.

During January 2007, we announced that we received a contract award from the BOP to house up to 1,558 federal inmates at our Eden Detention Center in Eden, Texas. As of December 31, 2007, we housed 1,353 BOP inmates at the Eden facility. The contract requires a renovation and expansion of the Eden facility, which will increase the rated capacity of the facility by 129 beds to an aggregate capacity of 1,422 beds. Renovation of the Eden facility is expected to be completed in the first quarter of 2008 at an estimated cost of approximately $20.0 million.
In March 2007, we announced our intention to expand our 767-bed Leavenworth Detention Center in Leavenworth, Kansas by 266 beds. We anticipate that construction will be completed during the second quarter of 2008, at an estimated cost of approximately $22.5 million. This expansion will also include a renovation of the existing building infrastructure to accommodate higher detainee populations. The Leavenworth facility housed approximately 925 USMS detainees as of December 31, 2007.
In May 2007, we announced our intention to expand two of our owned facilities located in Oklahoma based on our expectation of increased demand from the state of Oklahoma and a number of other existing state customers. We are expanding our 1,032-bed Cimarron Correctional Facility in Cushing, Oklahoma and our 1,010-bed Davis Correctional Facility in Holdenville, Oklahoma by 660 beds each. Currently, the state of Oklahoma occupies both facilities which are running at or near full capacity. Both expansions are expected to be completed by the end of the third quarter of 2008 at an estimated total cost of approximately $90.0 million.
In July 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. We do not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.
In October 2007, we announced that we expect to begin construction of our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available.
The following table summarizes the aforementioned construction and expansion projects that we have previously announced:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of Dec. 31, 2007
Facility	beds	completion date	(in thousands)
Eden Detention Center Eden, TX	129	First quarter 2008	$6,312

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	7,964

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	9,848

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	8,873

Tallahatchie County Correctional Facility Tutwiler, MS	848	Second quarter 2008	49,113

Cimarron Correctional Facility
Cushing, OK	660	Third quarter 2008	36,593

Davis Correctional Facility
Holdenville, OK	660	Third quarter 2008	26,455

La Palma Correctional Center		Third quarter 2008 -
Eloy, AZ	3,060	Second quarter 2009	177,323

Adams County Correctional Center Adams County, MS	1,668	Fourth quarter 2008	69,372

Total	8,731		$391,853

Additionally, in February 2008, we announced that we expect to commence construction of the new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. Pending final negotiations with the local community, we expect to begin construction of our new Trousdale Correctional Center in mid-2008 and expect to complete construction of the facility during the fourth quarter of 2009 at an estimated cost of approximately $143.0 million.
In addition to the foregoing, the following expansions and development projects were completed during 2007:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Center Eloy, AZ	1,896	Second quarter 2007	102,600

Tallahatchie County Correctional Facility Tutwiler, MS	720	Fourth quarter 2007	40,000

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	53,000

Total	4,032		$219,100

We continue to pursue additional expansion and development opportunities to satisfy increasing demand from existing and potential customers. In order to help ensure the timely completion of pre-fabricated housing units and to help avoid potential increases in costs associated with constructing new bed capacity, during the fourth quarter of 2007, we entered into an agreement with a company to design, fabricate, and install pre-finished concrete modular housing structures for an aggregate cost of $32.7 million. We may terminate the agreement at any time for any reason, including our convenience, without substantial penalty. We have not designated any of the housing structures that may be developed under this agreement to any of the expansion and development projects currently under construction. However, we are likely to designate a number of housing structures to the Trousdale Correctional Center.
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
During 2007 and 2006, we capitalized $16.2 million and $15.1 million, respectively, of expenditures related to technology. These investments in technology are expected to provide long-term benefits enabling us to provide enhanced quality service to our customers while creating scalable operating efficiencies. We expect to incur approximately $13.4 million in information technology expenditures during 2008.
We have the ability to fund our capital expenditure requirements including our construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
During January 2006, we completed the sale and issuance of $150.0 million aggregate principal amount of 6.75% senior notes due 2014, the proceeds of which were used in part to completely pay-off the outstanding balance of the term loan portion of our old senior bank credit facility after repaying the $10.0 million balance on the revolving portion of the old facility with cash on hand. Further, during February 2006, we closed on a revolving credit facility with various lenders providing for a new $150.0 million revolving credit facility to replace the revolving portion of the old credit facility. In September 2007, we exercised our option to increase the borrowing capacity under the revolving credit facility by $100.0 million, from $150.0 million to $250.0 million.

During December 2007, we entered into a new $450.0 million senior secured revolving credit facility arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The new senior secured revolving credit facility replaces our previous $250.0 million revolving credit facility. The new revolving credit facility will be utilized to fund development projects in anticipation of increasing demand by existing and potential new customers, as well as for working capital, capital expenditures and general corporate purposes. At our option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on our leverage ratio. The revolving credit facility currently bears interest at a base rate or a LIBOR plus a margin of 0.75%.
During 2006, we generated sufficient taxable income to utilize our remaining federal net operating loss carryforwards. As a result, we began paying federal income taxes during 2006, with an obligation to pay a full year’s taxes in 2007. We paid $51.3 million in federal and state income taxes during 2007 compared with $13.7 million during 2006. We currently expect to pay approximately $60.0 million to $65.0 million during 2008.
As of December 31, 2007, our liquidity was provided by cash on hand of $58.0 million and $415.1 million available under our $450.0 million revolving credit facility. During the years ended December 31, 2007 and 2006, we generated $250.9 million and $172.0 million, respectively, in cash provided by operating activities, and as of December 31, 2007 and 2006, we had net working capital of $125.9 million and $215.0 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At December 31, 2007, the interest rates on all our outstanding indebtedness are fixed, with a weighted average stated interest rate of 6.9%, while our total weighted average maturity was 4.5 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2007 was $250.9 million compared with $172.0 million in 2006 and $153.4 million in 2005. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during 2007 was primarily the result of an increase in higher operating income as well as positive fluctuations in working capital.
Investing Activities
Our cash flow used in investing activities was $253.7 million for the year ended December 31, 2007, and was primarily attributable to capital expenditures during the year of $343.1 million, including $296.4 million for the expansion and development activities previously discussed herein, and $46.7 million for facility maintenance and information technology capital expenditures. Cash flow used in investing activities was partially offset by the proceeds from the sale of investments of $86.7 million. Our cash flow used in investing activities was $226.3 million for the year ended December 31, 2006, and was primarily attributable to capital expenditures during the year of $163.1 million, including $112.8 million for expansion and development activities and $50.3 million for facility maintenance and information technology capital expenditures. During the year ended December 31, 2005, our cash flow used in investing activities was $116.3 million, primarily resulting from capital expenditures of $110.3 million, including $73.9 million for expansion and development activities and $36.4 million for facility maintenance and information technology capital expenditures.
Financing Activities
Our cash flow provided by financing activities was $31.7 million for the year ended December 31, 2007 and was primarily attributable to the cash flows associated with the exercise of stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.
Our cash flow provided by financing activities was $18.6 million for the year ended December 31, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during 2006, combined with proceeds received from the exercise of stock options and the income tax benefit of equity compensation. The income tax benefit of equity compensation was reported as a financing activity in 2006 and 2007 pursuant to SFAS 123R, and as an operating activity in 2005.
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
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2007 (in thousands):

	Payments Due By Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$450,000	$—	$525,000	$975,000
Contractual facility expansions	24,124	—	—	—	—	—	24,124
Operating leases	3,386	3,505	3,626	3,063	2,080	6,281	21,941

Total Contractual Cash Obligations	$27,510	$3,505	$3,626	$453,063	$2,080	$531,281	$1,021,065

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48 as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During 2007, we paid $68.2 million in interest, including capitalized interest. We had $34.9 million of letters of credit outstanding at December 31, 2007 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2007, 2006, or 2005.

INFLATION
We do not believe that inflation has had a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. In the event we have an outstanding balance under our revolving credit facility, we would be exposed to market risk because the interest rate on our revolving credit facility is subject to fluctuations in the market. As of December 31, 2007, there were no amounts outstanding under our revolving credit facility (other than $34.9 million in outstanding letters of credit). Therefore, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
As of December 31, 2007, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this annual report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.
Management’s Report On Internal Control Over Financial Reporting
Management of Corrections Corporation of America (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 64.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America
We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Corrections Corporation of America and Subsidiaries and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 21, 2008

ITEM 9B. OTHER INFORMATION.
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal I — Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance — Board of Directors Meetings and Committees,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2008 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2007 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities	Weighted-Average	Compensation Plan
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a))
Equity compensation plans approved by stockholders	5,292,149	$12.38	3,256,542	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	5,292,149	$12.38	3,256,542

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2000 Stock Incentive Plan, our 2008 Stock Incentive Plan, and the Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2008 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our definitive proxy statement for the 2008 annual meeting of stockholders.

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

CORRECTIONS CORPORATION OF AMERICA
Date: February 27, 2008	By:	/s/ John D. Ferguson
John D. Ferguson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson John D. Ferguson, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
/s/ Todd J Mullenger Todd J Mullenger, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008
/s/ William F. Andrews William F. Andrews, Chairman of the Board and Director	February 27, 2008
/s/ Donna M. Alvarado Donna M. Alvarado, Director	February 27, 2008
/s/ Lucius E. Burch, III Lucius E. Burch, III, Director	February 27, 2008
/s/ John D. Correnti John D. Correnti, Director	February 27, 2008
/s/ John R. Horne John R. Horne, Director	February 27, 2008
/s/ C. Michael Jacobi C. Michael Jacobi, Director	February 27, 2008
/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	February 27, 2008
/s/ Charles L. Overby Charles L. Overby, Director	February 27, 2008
/s/ John R. Prann, Jr. John R. Prann, Jr., Director	February 27, 2008
/s/ Joseph V. Russell Joseph V. Russell, Director	February 27, 2008
/s/ Henri L. Wedell Henri L. Wedell, Director	February 27, 2008
Dennis W. DeConcini, Director

INDEX OF EXHIBITS
Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number		Description of Exhibits
3.1	*	Amended and Restated Charter of the Company (restated for Commission filing purposes only).

3.2
Fourth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 13, 2007 and incorporated herein by this reference).

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

10.1
Credit Agreement, dated as of December 21, 2007, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 21, 2007 and incorporated herein by this reference).

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

10.15
The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.16
Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.17
Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.18
Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.19
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

10.20
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

10.21
The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.22
Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.23
Form of Non-Executive Employee Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.24
Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.25
Form of Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.26
Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and John D. Ferguson. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.27
Employment Agreement, dated as of January 3, 2005, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2005 and incorporated herein by this reference).

10.28
First Amendment to Employment Agreement and General Release, dated as of March 13, 2007, by and between the Company and Irving E. Lingo, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 13, 2007 and incorporated herein by this reference).

10.29
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and Todd J. Mullenger (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.30
Employment Agreement, dated as of March 13, 2007, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 13, 2007 and incorporated herein by this reference).

10.31
First Amendment to Employment Agreement and General Release, dated as of August 15, 2007, by and between the Company and Kenneth A. Bouldin (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.32
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.33
Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.34
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and William K. Rusak (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.35*	Employment Agreement, dated as of August 15, 2007, by and between the Company and Damon T. Hininger.

10.36*	Employment Agreement, dated as of August 15, 2007, by and between the Company and Anthony L. Grande.

10.37
Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.38
Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.39*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Corrections Corporation of America changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Standards No. 123R, “Share-Based Payment”.
As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, Corrections Corporation of America changed its accounting for income tax contingencies in connection with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 21, 2008

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$57,968	$29,029
Investments	—	82,830
Accounts receivable, net of allowance of $3,914 and $2,261, respectively	241,722	237,382
Deferred tax assets	12,250	11,655
Prepaid expenses and other current assets	21,142	17,554
Current assets of discontinued operations	—	966
Assets held for sale	7,581	—

Total current assets	340,663	379,416

Property and equipment, net	2,086,980	1,805,052

Restricted cash	6,511	11,826
Investment in direct financing lease	14,503	15,467
Goodwill	13,672	15,246
Other assets	23,411	23,807
Non-current assets of discontinued operations	—	46

Total assets	$2,485,740	$2,250,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$213,240	$160,522
Income taxes payable	964	2,810
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	237	760

Total current liabilities	214,731	164,382

Long-term debt, net of current portion	975,677	975,968
Deferred tax liabilities	34,271	23,755
Other liabilities	39,086	37,074

Total liabilities	1,263,765	1,201,179

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 124,472 and 122,084 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,245	1,221
Additional paid-in capital	1,568,736	1,527,608
Retained deficit	(348,006)	(479,148)

Total stockholders’ equity	1,221,975	1,049,681

Total liabilities and stockholders’ equity	$2,485,740	$2,250,860

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
REVENUE:
Management and other	$1,475,821	$1,321,420	$1,183,338
Rental	3,016	2,721	2,563

	1,478,837	1,324,141	1,185,901

EXPENSES:
Operating	1,058,050	968,327	893,342
General and administrative	74,399	63,593	57,053
Depreciation and amortization	78,514	67,236	59,460
Goodwill impairment	1,574	—	—

	1,212,537	1,099,156	1,009,855

OPERATING INCOME	266,300	224,985	176,046

OTHER (INCOME) EXPENSE:
Interest expense, net	53,776	58,783	63,928
Expenses associated with debt refinancing and recapitalization transactions	—	982	35,269
Other (income) expense	(303)	(254)	263

	53,473	59,511	99,460

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	212,827	165,474	76,586
Income tax expense	(80,312)	(60,813)	(26,583)

INCOME FROM CONTINUING OPERATIONS	132,515	104,661	50,003
Income from discontinued operations, net of taxes	858	578	119

NET INCOME	$133,373	$105,239	$50,122

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.08	$0.88	$0.43
Income from discontinued operations, net of taxes	0.01	—	—

Net income	$1.09	$0.88	$0.43

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.05	$0.86	$0.42
Income from discontinued operations, net of taxes	0.01	—	—

Net income	$1.06	$0.86	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,373	$105,239	$50,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,682	67,673	60,068
Goodwill impairment	1,574	—	—
Amortization of debt issuance costs and other non-cash interest	3,931	4,433	5,341
Expenses associated with debt refinancing and recapitalization transactions	—	982	35,269
Deferred income taxes	9,576	31,141	21,255
Other (income) expense	(303)	(228)	248
Other non-cash items	307	458	1,097
Income tax benefit of equity compensation	(21,225)	(18,161)	6,900
Non-cash equity compensation	7,500	6,175	4,084
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(6,950)	(63,716)	(20,193)
Accounts payable, accrued expenses and other liabilities	25,649	18,423	9,947
Income taxes payable	18,766	19,536	(20,772)

Net cash provided by operating activities	250,880	171,955	153,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(296,453)	(112,791)	(73,895)
Expenditures for other capital improvements	(46,688)	(50,331)	(36,410)
Proceeds from sale of investments	86,716	—	—
Purchases of investments	(3,886)	(63,816)	(10,328)
(Increase) decrease in restricted cash	5,641	(255)	1,848
Proceeds from sale of assets	737	71	1,046
Decrease in other assets	(610)	57	726
Payments received on direct financing lease and notes receivable	855	758	665

Net cash used in investing activities	(253,688)	(226,307)	(116,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	150,000	375,000
Scheduled principal repayments	—	(138)	(1,233)
Other principal repayments	—	(148,950)	(370,135)
Payment of debt issuance and other refinancing and related costs	(1,997)	(3,976)	(36,240)
Proceeds from exercise of stock options and warrants	16,006	15,765	9,586
Purchase and retirement of common stock	(3,579)	(12,290)	(33)
Income tax benefit of equity compensation	21,225	18,161	—

Net cash provided by (used in) financing activities	31,655	18,572	(23,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,847	(35,780)	13,963
CASH AND CASH EQUIVALENTS, beginning of year	29,121	64,901	50,938

CASH AND CASH EQUIVALENTS, end of year	$57,968	$29,121	$64,901

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	For the Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $7,613, $4,658, and $4,543 in 2007, 2006 and 2005, respectively)	$60,595	$60,575	$61,877

$4,658, and $4,543 in 2007, 2006, and 2005, respectively)
Income taxes	$51,255	$13,690	$15,776

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated notes were converted to common stock:
Long-term debt	$—	$—	$(30,000)
Common stock	—	—	101
Additional paid-in capital	—	—	29,877
Other assets	—	—	12
Accounts payable and accrued expenses	—	—	10

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)

	Common Stock		Additional		Retained	Total
			Paid-In	Deferred	Earnings	Stockholders’
	Shares	Par Value	Capital	Compensation	(Deficit)	Equity
BALANCE, December 31, 2004	106,244	$1,062	$1,451,177	$(1,736)	$(634,509)	$815,994

Comprehensive income:
Net income	—	—	—	—	50,122	50,122

Total comprehensive income	—	—	—	—	50,122	50,122

Conversion of subordinated notes	10,086	101	29,877	—	—	29,978
Income tax benefit of equity compensation	—	—	6,900	—	—	6,900
Retirement of common stock	(2)	—	(33)	—	—	(33)
Issuance of common stock	4	—	68	—		68
Amortization of deferred compensation, net of forfeitures	(46)	—	(142)	3,169	—	3,027
Stock option compensation expense	—	—	989	—	—	989
Restricted stock grant	592	6	6,990	(6,996)	—	—
Warrants exercised	212	2	998	—		1,000
Stock options exercised	1,992	20	8,566	—	—	8,586

BALANCE, December 31, 2005	119,082	$1,191	$1,505,390	$(5,563)	$(584,387)	$916,631

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)
(Continued)

	Common Stock		Additional		Retained	Total
			Paid-In	Deferred	Earnings	Stockholders’
	Shares	Par Value	Capital	Compensation	(Deficit)	Equity
BALANCE, December 31, 2005	119,082	$1,191	$1,505,390	$(5,563)	$(584,387)	$916,631

Comprehensive income:
Net income	—	—	—	—	105,239	105,239

Total comprehensive income	—	—	—	—	105,239	105,239

Issuance of common stock	—	—	50	—	—	50
Retirement of common stock	(728)	(7)	(12,283)	—	—	(12,290)
Amortization of deferred compensation, net of forfeitures	(112)	(1)	4,565	—	—	4,564
Stock option compensation expense	—	—	1,561	—	—	1,561
Income tax benefit of equity compensation	—	—	18,161	—	—	18,161
Restricted stock grant	512	5	(5)	—	—	—
Reclassification of deferred compensation on nonvested stock upon adoption of SFAS 123R	—	—	(5,563)	5,563	—	—
Stock options exercised	3,330	33	15,732	—	—	15,765

BALANCE, December 31, 2006	122,084	$1,221	$1,527,608	$—	$(479,148)	$1,049,681

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)
(Continued)

	Common Stock		Additional		Retained	Total
			Paid-In	Deferred	Earnings	Stockholders’
	Shares	Par Value	Capital	Compensation	(Deficit)	Equity
BALANCE, December 31, 2006	122,084	$1,221	$1,527,608	$—	$(479,148)	$1,049,681

Comprehensive income:
Net income	—	—	—	—	133,373	133,373

Total comprehensive income	—	—	—	—	133,373	133,373

Issuance of common stock	1	—	25	—	—	25
Retirement of common stock	(130)	(1)	(3,578)	—	—	(3,579)
Amortization of deferred compensation, net of forfeitures	(134)	(1)	5,101	—	—	5,100
Stock option compensation expense	—	—	2,375	—	—	2,375
Income tax benefit of equity compensation	—	—	21,225	—	—	21,225
Warrants exercised	75	1	832	—	—	833
Restricted stock grant	312	3	(3)	—	—	—
Stock options exercised	2,264	22	15,151	—	—	15,173
Cumulative effect of accounting change	—	—	—	—	(2,231)	(2,231)

BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	—	$(348,006)	$1,221,975

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
1. ORGANIZATION AND OPERATIONS
Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2007, the Company owned 44 correctional, detention and juvenile facilities, three of which the Company leases to other operators. At December 31, 2007, the Company operated 65 facilities, including 41 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,668-bed correctional facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008 as well as a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009.
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
The Company’s website address is www.correctionscorp.com. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Currents Reports on Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available on its website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Restricted cash as of December 31, 2006 has been reclassified to long-term to conform to the 2007 presentation.
Stock Splits
On June 7, 2007, the Company announced that its Board of Directors had declared a 2-for-1 stock split in the form of a 100% stock dividend on its common stock. The stock dividend was paid on July 6, 2007, to stockholders of record as of June 29, 2007. Each shareholder of record at the close of business on the record date received one additional share of the Company’s common stock for every one share of common stock held on that date. Additionally, a 3-for-2 stock split was paid on

September 13, 2006 in the form of a 50% stock dividend. The number of common shares and per share amounts have been retroactively restated in the accompanying financial statements and these notes to the financial statements to reflect the increase in common shares and corresponding decrease in the per share amounts resulting from both the 3-for-2 and the 2-for-1 stock splits.
Cash and Cash Equivalents
The Company considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2007 was $6.5 million for a capital improvements, replacements, and repairs reserve. Restricted cash at December 31, 2006 was $11.8 million, of which $5.6 million represented cash collateral for a guarantee agreement as described in Note 16 and $6.2 million represented cash for the capital improvements, replacements, and repairs reserve.
Accounts Receivable and Allowance for Doubtful Accounts
At December 31, 2007 and 2006, accounts receivable of $241.7 million and $237.4 million were net of allowances for doubtful accounts totaling $3.9 million and $2.3 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.
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
Investments
Investments at December 31, 2006 consist of cash invested in auction rate securities held by a large financial institution. Auction rate securities have legal maturities that typically are at least twenty years, but have their interest rates reset approximately every 28-35 days under an auction system. Because liquidity in these instruments is provided from third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the securities. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity. Because auction rate securities are frequently re-priced, they trade in the market like short-term investments. These investments are carried at fair value, and are classified as current assets because they are generally available to support the Company’s current operations. Investment income earned on auction rate securities is classified net of interest expense on the consolidated statement of operations and was $3.9 million, $3.2 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Property and Equipment
Property and equipment are carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. Preacquisition costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project. Preacquisition costs are written-off to general and administrative expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 — 20 years
Buildings and improvements	5 — 50 years
Equipment	3 — 5 years
Office furniture and fixtures	5 years
Intangible Assets Other Than Goodwill
Intangible assets other than goodwill include contract acquisition costs, a customer list, and contract values established in connection with certain business combinations. Contract acquisition costs (included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in connection with mergers and acquisitions completed during 2000. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years. The customer list (included in other non-current assets in the accompanying consolidated balance sheet as of December 31, 2006), which was acquired in connection with the acquisition of a prisoner extradition company on December 31, 2002.
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
Other revenue consists primarily of ancillary revenues associated with operating correctional and detention facilities, such as commissary, phone, and vending sales; revenues generated from prisoner transportation services for governmental agencies; and design and construction management fees earned from governmental agencies for certain expansion and development projects at managed-only facilities operated by the Company.
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
Income tax contingencies are accounted for under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Foreign Currency Transactions
The Company has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility in Sanford, England previously owned by a subsidiary of the Company. The working capital loan is denominated in British pounds; consequently, the Company adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 6 for further discussion of the Company’s relationship with APM.
Fair Value of Financial Instruments
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2007 and 2006, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$15,468	$19,054	$16,322	$20,475
Note receivable from APM	$6,301	$10,210	$6,180	$10,140
Debt	$(975,967)	$(982,688)	$(976,258)	$(982,500)
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
Concentration of Credit Risks
The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, investments, accounts receivable, and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s investments at December 31, 2006 consist of cash invested in auction rate securities held by a large financial institution. The Company’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2007, 2006, and 2005, federal correctional and detention authorities represented 40%, 40%, and 39%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the U.S. Immigration and Customs Enforcement, or ICE. The BOP accounted for 13%, 14%, and 17% of total revenue for 2007, 2006, and 2005, respectively. The USMS accounted for 14%, 15%, and 15% of total revenue for 2007, 2006, and 2005, respectively. The ICE accounted for 13%, 11%, and 8% of total revenue for 2007, 2006, and 2005, respectively. These federal customers have management contracts at facilities the Company owns and at facilities the Company manages but does not own. No other customer generated more than 10% of total revenue during 2007, 2006, or 2005.
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
At December 31, 2007, the Company had equity incentive plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of SFAS 123R. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 30, 2005, the Company’s board of directors approved the acceleration of the vesting of outstanding options previously awarded to executive officers and employees under its Amended and Restated 1997 Employee Share Incentive Plan and its Amended and Restated 2000 Stock Incentive Plan. As a result of the acceleration, approximately 3.0 million unvested options became exercisable, 45% of which were otherwise scheduled to vest in February 2006. All of the unvested options were “in-the-money” on the effective date of acceleration.
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
Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for equity incentive plans under the recognition and measurement principles of APB 25. As such, no employee compensation cost for the Company’s stock options is reflected in net income prior to January 1, 2006, except for the aforementioned $1.0 million recognized in the fourth quarter of 2005 as a result of the accelerated vesting of outstanding options on December 30, 2005. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation as well as $6.3 million of unrecognized compensation expense associated with the accelerated vesting of all stock options in 2005 (in thousands, except per share data).

For the Year Ended
December 31, 2005
As Reported:
Income from continuing operations	$50,003
Income from discontinued operations, net of taxes	119

Net income	$50,122

Pro Forma:
Income from continuing operations	$41,958
Income from discontinued operations, net of taxes	119

Net income	$42,077

As Reported:
Basic earnings per share:
Income from continuing operations	$0.43
Income from discontinued operations, net of taxes	—

Net income	$0.43

As Reported:
Diluted earnings per share:
Income from continuing operations	$0.42
Income from discontinued operations, net of taxes	—

Net income	$0.42

Pro Forma:
Basic earnings per share:
Income from continuing operations	$0.36
Income from discontinued operations, net of taxes	—

Net income	$0.36

Pro Forma:
Diluted earnings per share:
Income from continuing operations	$0.35
Income from discontinued operations, net of taxes	—

Net income	$0.35

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
As a result of the transfer of operations of the David L. Moss Criminal Justice Center to the Tulsa County Sheriff’s Office on July 1, 2005, as further described in 13, the Company recognized a goodwill impairment charge of $0.1 million. The charge for the David L. Moss facility is included in loss from discontinued operations, net of taxes, in the accompanying statement of operations for the year ended December 31, 2005.
During the fourth quarter of 2005, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $0.2 million related to the management of the 380-bed Liberty County Jail/Juvenile Center. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contract. This charge was computed using a discounted cash flow method. During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the Liberty County Jail/Juvenile Center to another operator which occurred in January 2007. The results of operations including the goodwill impairment charge, net of taxes, and the assets and liabilities of this facility are reported as discontinued operations for all periods presented.
During the fourth quarter of 2007, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $1.5 million related to the management of two of the Company’s managed-only facilities. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method.
The components of the Company’s other identifiable intangible assets and liabilities are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(859)	$873	$(857)
Customer list	—	—	765	(437)
Contract values	(35,688)	25,977	(35,688)	22,459

Total	$(34,815)	$25,118	$(34,050)	$21,165

Contract acquisition costs and the customer list are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2007, 2006, and 2005 was $4.3 million, $4.6 million and $4.2 million, respectively. Interest expense associated with the amortization of contract values for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $1.5 million, and $1.8 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2008	$4,661
2009	3,204
2010	2,534
2011	134
2012	134
4. PROPERTY AND EQUIPMENT
At December 31, 2007, the Company owned 46 real estate properties, including 44 correctional, detention and juvenile facilities, three of which the Company leases to other operators, and two corporate office buildings. At December 31, 2007, the Company also managed 24 correctional and detention facilities owned by government agencies.
Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2007	2006
Land and improvements	$61,429	$40,625
Buildings and improvements	2,111,765	1,899,700
Equipment	199,830	157,705
Office furniture and fixtures	26,940	25,680
Construction in progress	195,712	110,124

	2,595,676	2,233,834
Less: Accumulated depreciation	(508,696)	(428,782)

	$2,086,980	$1,805,052

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $7.6 million, $4.7 million, and $4.5 million in 2007, 2006, and 2005, respectively.
Depreciation expense was $82.8 million, $71.8 million, and $63.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.
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
The Company leases portions of the land and building of the San Diego Correctional Facility under an operating lease with varying lease terms ranging from December 2011 through December 2015.

The Company also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. The rental expense incurred for these leases was $3.4 million, $2.3 million, and $2.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum lease payments as of December 31, 2007 under these operating leases are as follows:

2008	$3,386
2009	3,505
2010	3,626
2011	3,063
2012	2,080
Assets Held for Sale
During November 2007, the Company accepted a unsolicited purchase offer from Community Education Partners (“CEP”), a third party lessee, to purchase during the first quarter of 2008 one of the Company’s owned and leased properties located in Houston, Texas. As of December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company classified the net book value of the facility of $7.6 million as held for sale, and reclassified the results of operations for this facility to discontinued operations for all periods presented. During February 2008, at the request of CEP, the Company agreed to extend the proposed closing date and fix the sales price through June 30, 2008. The Company would recognize any gain on the sale of this property in the period the sale closes, which would also be included in discontinued operations.
5. FACILITY ACTIVATIONS AND DEVELOPMENTS
The Saguaro Correctional Facility, a new correctional facility located in Eloy, Arizona, was completed during June 2007 for an aggregate cost of approximately $102.6 million. The Saguaro facility began receiving inmates from the state of Hawaii on June 28, 2007 and as of December 31, 2007 housed 1,732 inmates from the state of Hawaii. The beds available at the Saguaro Correctional Facility are expected to be utilized to consolidate inmates from the state of Hawaii from several of the Company’s other facilities. Although the Company has contracts with customers that are expected to fill the beds vacated by Hawaii, the Company can provide no assurance that all of the beds will ultimately be utilized.
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
On October 5, 2007, the Company announced that it entered into a new agreement with the State of California Department of Corrections and Rehabilitation (“CDCR”) for the housing of up to 7,772 inmates from the state of California. The new contract replaces and supersedes the previous contract the Company had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, the Company now has a contract that provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities the Company owns. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the contract at each facility that houses CDCR inmates. As of December 31, 2007 the Company housed 2,055 CDCR inmates.

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
In addition to the new prisons being developed in Adams County, Mississippi and Eloy, Arizona, the Company has commenced numerous expansion projects at seven owned facilities that are expected to add over 4,000 beds upon completion over the next year at an aggregate cost of approximately $276.5 million.
6. INVESTMENT IN AFFILIATE
The Company has determined that its joint venture in APM is a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), of which the Company is not the primary beneficiary. The Company has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Sanford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $6.5 million, including accrued interest, as of December 31, 2007. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM.
For the years ended December 31, 2007 and 2006, equity in earnings of joint venture was $0.2 million and $0.1 million, respectively, while for the year ended December 31, 2005, equity in loss of joint venture was $0.3 million, which is included in other (income) expense in the consolidated statements of operations. Because the Company’s investment in APM has no carrying value, equity in losses of APM are applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.
7. INVESTMENT IN DIRECT FINANCING LEASE
At December 31, 2007, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.
A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2008	$2,793
2009	2,793
2010	2,793
2011	2,793
2012	2,793
Thereafter	11,866

Total minimum obligation	25,831
Less unearned interest income	(10,363)
Less current portion of direct financing lease	(965)

Investment in direct financing lease	$14,503

During the years ended December 31, 2007, 2006, and 2005, the Company recorded interest income of $1.9 million, $2.0 million, and $2.1 million, respectively, under this direct financing lease.
8. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Debt issuance costs, less accumulated amortization of $10,898 and $7,820, respectively	$15,026	$15,920
Notes receivable, net	4,519	4,248
Cash surrender value of life insurance	2,881	2,040
Deposits	971	1,232
Customer list, less accumulated amortization of $437 as of December 31, 2006	—	328
Contract acquisition costs, less accumulated amortization of $859 and $857, respectively	14	16
Other	—	23

	$23,411	$23,807

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Trade accounts payable	$89,256	$48,285
Accrued salaries and wages	31,787	28,587
Accrued workers’ compensation and auto liability	9,362	8,422
Accrued litigation	13,082	13,262
Accrued employee medical insurance	9,860	8,602
Accrued property taxes	14,775	13,055
Accrued interest	16,772	16,750
Other	28,346	23,559

	$213,240	$160,522

The total liability for workers’ compensation and auto liability was $24.3 million and $24.6 million as of December 31, 2007 and 2006, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 5.0% annual rate of return in each year. These liabilities amounted to $29.7 million and $29.9 million on an undiscounted basis as of December 31, 2007 and 2006, respectively.
10. DIVIDENDS TO STOCKHOLDERS
Common Stock
No dividends for common stock were declared for the years ended December 31, 2007, 2006, and 2005. The indentures governing the Company’s senior unsecured notes limit the amount of dividends the Company can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, the Company’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on the Company’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of the Company considers relevant.
11. DEBT
Debt consists of the following (in thousands):

	December 31,
	2007	2006
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates.	$—	$—
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $1.0 million and $1.3 million was unamortized at December 31, 2007 and 2006, respectively.	200,967	201,258
6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000
6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	975,967	976,258
Less: Current portion of long-term debt	(290)	(290)

	$975,677	$975,968

Senior Indebtedness
During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the then outstanding term loan portion of the senior secured bank credit facility (the “Senior Bank Credit Facility”). Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a $150.0 million senior secured revolving credit facility with a five-year term (the “Revolving Credit Facility”). The Revolving Credit Facility was used to replace the existing revolving loan under the Senior Bank Credit Facility, including any outstanding letters of credit issued thereunder. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the revolving loan and pay-off of the term loan portion of the Senior Bank Credit

Facility. In September 2007, the Company exercised its option to increase the borrowing capacity under its Revolving Credit Facility by $100.0 million, from $150.0 million to $250.0 million.
During December 2007, the Company entered into a new $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The New Revolving Credit Facility replaced the Company’s previous $250.0 million senior secured Revolving Credit Facility. The New Revolving Credit Facility will be utilized to fund development projects in anticipation of increasing demand by existing and potential new customers, as well as for working capital, capital expenditures and general corporate purposes. The Company capitalized approximately $1.9 million during the fourth quarter of 2007 for the costs related to the issuance of the New Revolving Credit Facility in accordance with EITF 98-14, “Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”
The New Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the New Revolving Credit Facility would currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of December 31, 2007, the Company had no outstanding borrowings under the New Revolving Credit Facility; however the Company had $34.9 million in letters of credit outstanding.
The New Revolving Credit Facility has a $20.0 million sublimit for swing line loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the New Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.
The New Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2007, the Company was in compliance with all such covenants. In addition, the New Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
$375 Million 6.25% Senior Notes. Interest on $375.0 million aggregate principal amount of the Company’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. At any time on or before March 15, 2008, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after March 15, 2009. Redemption prices are set forth in the indenture governing the 6.25% Senior Notes.
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
Guarantees and Covenants. In connection with the registration with the SEC of the Company’s then outstanding 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under a previously outstanding senior bank credit facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $2.1 billion are no longer directly available to the parent corporation to satisfy the obligations under the $250 Million 7.5% Senior Notes, the $200 Million 7.5% Senior Notes, the 6.25% Senior Notes, or the 6.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are wholly-owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).
As of December 31, 2007, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.
The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict the Company’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of the Company’s assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of the Company’s Revolving Credit Facility, as more fully described hereafter.
$30 Million Convertible Subordinated Notes
The Company previously had outstanding an aggregate of $30.0 million of convertible subordinated notes due February 28, 2007 (the “$30.0 Million Convertible Subordinated Notes”). On February 10, 2005, the Company provided notice to the holders of the $30 Million Convertible Subordinated Notes that the Company would require the holders to convert all of the notes into shares of the Company’s common stock on March 1, 2005. The conversion of the $30 Million Convertible Subordinated Notes resulted in the issuance of approximately 10.1 million shares of the Company’s common stock.
Other Debt Transactions
Letters of Credit. At December 31, 2007 and 2006, the Company had $34.9 million and $37.9 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2007 were provided by a sub-facility under the New Revolving Credit Facility.
Debt Maturities
Scheduled principal payments as of December 31, 2007 for the next five years and thereafter are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	450,000
2012	—
Thereafter	525,000

Total principal payments	975,000
Unamortized bond premium	967

Total debt	$975,967

Cross-Default Provisions
The provisions of the Company’s debt agreements relating to the New Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the New Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding hereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the New Revolving Credit Facility.
If the Company were to be in default under the New Revolving Credit Facility, and if the lenders under the New Revolving Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the New Revolving Credit Facility, such events could result in the acceleration of all or a portion of the Company’s Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.
12. INCOME TAXES
The income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Current provision (benefit)
Federal	$65,190	$28,104	$58
State	5,546	1,568	(485)

	70,736	29,672	(427)

Deferred provision (benefit)
Federal	8,972	29,247	27,286
State	604	1,894	(276)

	9,576	31,141	27,010

Income tax provision	$80,312	$60,813	$26,583

The current income tax provisions for 2007, 2006, and 2005 are net of $1.4 million, $16.0 million, and $22.2 million, respectively, of tax benefits of operating loss carry forwards.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,806	$11,760
Net operating loss and tax credit carry forwards	—	1,690

Net current deferred tax assets	14,806	13,450

Current deferred tax liabilities:
Other	(2,556)	(1,795)

Net total current deferred tax assets	$12,250	$11,655

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,554	$14,030
Tax over book basis of certain assets	24,235	26,995
Net operating loss and tax credit carry forwards	18,627	16,999
Other	5,339	8,221

Total noncurrent deferred tax assets	62,755	66,245
Less valuation allowance	(7,546)	(8,292)

Net noncurrent deferred tax assets	55,209	57,953

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(89,363)	(81,001)
Other	(117)	(707)

Total noncurrent deferred tax liabilities	(89,480)	(81,708)

Net total noncurrent deferred tax liabilities	$(34,271)	$(23,755)

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
The tax benefits associated with equity-based compensation reduced income taxes payable by $21.2 million and $18.2 million during 2007 and 2006, respectively, and increased current deferred tax assets by $6.9 million during 2005. Such benefits were recorded as increases to stockholders’ equity.
A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.7	2.2	0.7
Permanent differences	0.9	0.8	1.9
Change in valuation allowance	(0.3)	0.0	2.3
Other items, net	(0.6)	(1.2)	(5.2)

	37.7%	36.8%	34.7%

Although the Company utilized its remaining federal net operating losses in 2006, the Company has approximately $8.2 million in net operating losses applicable to various states that it expects to carry forward in future years to offset taxable income in such states. These net operating losses have begun to expire. Accordingly, the Company has a valuation allowance of $1.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although the Company’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, the Company’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. The Company would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.
The Company’s effective tax rate was 37.7%, 36.8%, and 34.7% during 2007, 2006, and 2005, respectively. The Company’s annual effective tax rate increased for 2007 as a result of an increase in taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FIN 48. The lower effective tax rate during 2005 resulted from certain tax planning strategies implemented during the fourth quarter of 2004 that were magnified by the recognition of deductible expenses associated with the Company’s debt refinancing transactions completed during the first and second quarters of 2005. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was effective for fiscal years beginning after December 15, 2006.
Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $5.0 million liability recorded for uncertain tax positions as of December 31, 2007, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. During the year ended December 31, 2007, the Company recognized $0.4 million in interest and penalties and as of December 31, 2007 the Company had approximately $0.4 million for the payment of interest and penalties accrued in other liabilities. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.8 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). All states in which the company files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose tax years include December 31, 2002 through December 31, 2006: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Benefit January 1, 2007	$4,772
Decreases from Prior Period Tax Positions	(111)
Increases from Current Period Tax Positions	771
Decreases Related to Settlements of Tax Positions	(396)
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2007	$5,036

13. DISCONTINUED OPERATIONS
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
The results of operations, net of taxes, and the assets and liabilities of two correctional facilities and one leased facility, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2007, 2006, and 2005.
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
During September 2006, the Company received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, the Company’s contract with the County expired in January 2007 and the results of operations, net of taxes, and the assets and liabilities of this facility are being reported as discontinued operations for all periods presented.
As further described in Note 4, in November 2007, the Company accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with

SFAS 144, the Company classified the $7.6 million net book value of the facility as held for sale as of December 31, 2007, and reclassified the results of operations of the facility to discontinued operations for all periods presented.
The following table summarizes the results of operations for these facilities for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
REVENUE:
Managed-only	$—	$5,461	$15,992
Rental	1,546	1,486	1,428

	1,546	6,947	17,420

EXPENSES:
Managed-only	—	5,566	16,620
Depreciation and amortization	168	437	608

	168	6,003	17,228

OPERATING INCOME	1,378	944	192
Other income (loss)	—	(30)	15

INCOME BEFORE INCOME TAXES	1,378	914	207
Income tax expense	(520)	(336)	(88)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$858	$578	$119

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$—	$92
Accounts receivable	—	874

Total current assets	—	966
Property and equipment, net	—	46

Total assets	$—	$1,012

LIABILITIES

Accounts payable and accrued expenses	$237	$760

Total current liabilities	$237	$760

14. STOCKHOLDERS’ EQUITY
Common Stock
Restricted shares. During 2007, the Company issued approximately 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 restricted shares to employees whose compensation is charged to operating expense. During 2006, the Company issued approximately 512,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.4 million, including 404,000 restricted shares to employees whose compensation is charged to general and administrative expense and 108,000 shares to employees whose compensation is charged to operating expense.
The Company established performance-based vesting conditions on the restricted stock awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the restricted stock, shares issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the restricted stock, the shares of restricted stock issued to other employees of the Company vest after three years of continuous service.
Nonvested restricted common stock transactions as of December 31, 2007 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of	Weighted
	restricted	average grant date
	common stock	fair value
Nonvested at December 31, 2006	995	$13.30
Granted	312	$26.54
Cancelled	(134)	$17.16
Vested	(309)	$12.22

Nonvested at December 31, 2007	864	$17.87

During 2007, 2006, and 2005, the Company expensed $5.1 million ($1.0 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses), $4.6 million ($1.3 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses), and $3.0 million ($1.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock, respectively. As of December 31, 2007, the Company had $7.4 million of total unrecognized compensation cost related to restricted common stock that is expected to be recognized over a remaining weighted-average period of 1.8 years.
Preferred Stock
The Company has the authority to issue 50.0 million shares of $0.01 par value per share preferred stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time upon authorization by the Board of Directors, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions as may be fixed by the Company’s board of directors.
Stock Warrants
In connection with a merger completed during 2000, the Company issued warrants for the purchase of approximately 225,000 shares of its common stock, at an exercise price of $11.10 per share. On August 8, 2007, 75,000 warrants were exercised at a price of $11.10 per share. The holder of such warrants elected to satisfy the cost of the warrants using a net share settlement method, resulting in the issuance of 48,000 shares of common stock by the Company. As of December 31, 2007, warrants to purchase approximately 150,000 shares of the Company’s common stock at a price of $11.10 per share remained outstanding and expire on December 31, 2008.
Stock Option Plans
The Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from one to four years. Options granted to non-employee directors prior to 2007 vested on the date of grant. Options granted to non-employee directors during 2007 vest on the first anniversary of the grant date. The term of such options is ten years from the date of grant.
Stock option transactions relating to the Company’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	options	of options	Term	Value
Outstanding at December 31, 2006	7,253	$10.13
Granted	567	27.28
Exercised	(2,264)	6.71
Cancelled	(264)	31.21

Outstanding at December 31, 2007	5,292	$12.38	5.7	$85,445

Exercisable at December 31, 2007	4,323	$10.43	5.0	$78,540

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $49.1 million, $44.8 million, and $17.5 million, respectively.
The weighted average fair value of options granted during 2007, 2006, and 2005 was $8.70, $5.09, and $4.45 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	25.4%	25.2%	26.9%
Risk-free interest rate	4.7%	4.7%	4.1%
Expected life of options	5 years	6 years	6 years
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
Nonvested stock option transactions relating to the Company’s non-qualified stock option plans as of December 31, 2007 and changes during the year ended December 31, 2007 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average grant
	options	date fair value
Nonvested at December 31, 2006	701	$4.94
Granted	567	$8.70
Cancelled	(88)	$7.97
Vested	(211)	$4.98

Nonvested at December 31, 2007	969	$6.86

As of December 31, 2007, the Company had $3.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 1.5 years. The pro forma effects on net income and earnings per share as if compensation cost for the stock option plans had been determined based on the fair value of the options at the grant date for 2005 consistent with the provisions of SFAS 123R are disclosed in Note 2.
At the Company’s 2007 annual meeting of stockholders held in May 2007, the Company’s stockholders approved the 2008 Stock Incentive Plan that authorizes the issuance of new awards in respect of an aggregate of up to 3.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 225,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2007, the Company had 3.0 million shares available for issuance under the 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.
15. EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2007	2006	2005
NUMERATOR Basic:
Basic:
Income from continuing operations	$132,515	$104,661	$50,003
Income from discontinued operations, net of taxes	858	578	119

Net income	$133,373	$105,239	$50,122

Diluted:
Income from continuing operations	$132,515	$104,661	$50,003
Interest expense applicable to convertible notes, net of taxes	—	—	129

Diluted income from continuing operations	132,515	104,661	50,132
Income from discontinued operations, net of taxes	858	578	119

Diluted net income	$133,373	$105,239	$50,251

DENOMINATOR
Basic:
Weighted average common shares outstanding	122,553	119,714	115,426

Diluted:
Weighted average common shares outstanding	122,553	119,714	115,426
Effect of dilutive securities:
Stock options and warrants	2,480	3,018	3,448
Convertible notes	—	—	1,632
Restricted stock-based compensation	348	326	340

Weighted average shares and assumed conversions	125,381	123,058	120,846

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.08	$0.88	$0.43
Income from discontinued operations, net of taxes	0.01	—	—

Net income	$1.09	$0.88	$0.43

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.05	$0.86	$0.42
Income from discontinued operations, net of taxes	0.01	—	—

Net income	$1.06	$0.86	$0.42

16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
General. The nature of the Company’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates, or others. The nature of such claims include, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with the Company’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, the Company is subject to substantial self-insurance risk.
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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $48.8 million at December 31, 2007 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2007, the outstanding principal balance of the bonds exceeded the purchase price option by $12.5 million. During June 2007, the Company’s restricted cash account previously held as collateral for the forward purchase agreement was released and the Company was able to transfer the restricted cash balance to operating cash.
Retirement Plan
All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2007, 2006, and 2005, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.
During the years ended December 31, 2007, 2006, and 2005, the Company’s discretionary contributions to the Plan, net of forfeitures, were $8.2 million, $7.5 million, and $6.8 million, respectively.
Deferred Compensation Plans
During 2002, the compensation committee of the board of directors approved the Company’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing the Company’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. The Company matches 100% of employee contributions up to 5% of total cash compensation. The Company also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon vest over a three-year period from the date of each contribution. Vesting provisions of the Plan were amended effective January 1, 2005 to conform with the vesting provisions of the Company’s 401(k) Plan for all matching contributions beginning in 2005. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of the Company), at the election of the participant, but not later than the fifteenth day of the month following the month the individual attains age 65.
During 2007, 2006 and 2005, the Company provided a fixed return of 7.5% for each year to participants in the Deferred Compensation Plans. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2007, 2006 and 2005, the Company recorded $365,000, $256,000 and $194,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2007 and 2006, the Company’s liability related to the Deferred Compensation Plans was $5.1 million and $3.6 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.
Employment and Severance Agreements
The Company currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
17. SEGMENT REPORTING
As of December 31, 2007, the Company owned and managed 41 correctional and detention facilities, and managed 24 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2007, 2006, and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Owned and managed	$1,097,948	$960,543	$840,800
Managed-only	362,407	345,507	327,740

Total management revenue	1,460,355	1,306,050	1,168,540

Operating expenses:
Owned and managed	723,995	652,740	598,786
Managed-only	311,659	294,790	273,199

Total operating expenses	1,035,654	947,530	871,985

Facility contribution:
Owned and managed	373,953	307,803	242,014
Managed-only	50,748	50,717	54,541

Total facility contribution	424,701	358,520	296,555

Other revenue (expense):
Rental and other revenue	18,482	18,091	17,361
Other operating expense	(22,396)	(20,797)	(21,357)
General and administrative expense	(74,399)	(63,593)	(57,053)
Depreciation and amortization	(78,514)	(67,236)	(59,460)
Goodwill impairment	(1,574)	—	—

Operating income	$266,300	$224,985	$176,046

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Capital expenditures:
Owned and managed	$344,284	$126,819	$90,515
Managed-only	11,037	19,836	5,082
Corporate and other	17,838	19,656	19,292
Discontinued operations	3	100	206

Total capital expenditures	$373,162	$166,411	$115,095

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2007	2006
Assets:
Owned and managed	$2,105,857	$1,792,348
Managed-only	121,599	118,032
Corporate and other	258,284	339,468
Discontinued operations	—	1,012

Total assets	$2,485,740	$2,250,860

18. SUBSEQUENT EVENTS
During February 2008, the Company issued 265,000 shares of restricted common stock to the Company’s employees, with an aggregate value of $7.1 million. Unless earlier vested under the terms of the restricted stock, 136,000 shares issued to officers and executive officers are subject to vesting over a three year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2008, 2009 and 2010. No more than one third of such shares may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Unless earlier vested under the terms of the restricted stock, the remaining 129,000 shares of restricted stock issued to certain other employees of the Company vest during 2011.
19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenue (1)	$350,536	$362,391	$379,526	$386,384
Operating income (1)	65,863	65,453	66,190	68,794
Income from discontinued operations, net of taxes (1)	208	208	216	226
Net income	32,570	32,602	33,255	34,946

Basic earnings per share:
Net income	$0.27	$0.27	$0.27	$0.28

Diluted earnings per share:
Net income	$0.26	$0.26	$0.26	$0.28
(1) The amounts presented for the first three quarters of 2007 are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is reconciliation to the amounts previously reported in Form 10-Q:

	March 31,	June 30,	September 30,
	2007	2007	2007
Total revenue previously reported	$350,915	$362,770	$379,920
Discontinued operations	(379)	(379)	(394)

Revised total revenue	$350,536	$362,391	$379,526

Operating income previously reported	$66,197	$65,786	$66,538
Discontinued operations	(334)	(333)	(348)

Revised operating income	$65,863	$65,453	$66,190

Income from discontinued operations, net of taxes	$—	$—	$—
Additional discontinued operations subsequent to the respective reporting period	208	208	216

the respective reporting period
Revised income from discontinued operations, net of taxes	$208	$208	$216

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenue (2)	$314,264	$324,528	$337,556	$347,793
Operating income (2)	49,604	54,880	56,084	64,417
Income from discontinued operations, net of taxes (2)	186	151	91	150
Net income	21,329	25,628	26,130	32,152

Basic earnings per share:
Net income	$0.18	$0.21	$0.22	$0.27

Diluted earnings per share:
Net income	$0.17	$0.21	$0.21	$0.26
(2) The amounts presented for the four quarters of 2006 are not equal to the same amounts previously reported in the respective reports on Form 10-Q and Form 10-K for each period as a result of discontinued operations. Below is reconciliation to the amounts previously reported:

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenue previously reported	$314,628	$324,892	$337,935	$349,587
Discontinued operations	(364)	(364)	(379)	(1,794)

Revised total revenue	$314,264	$324,528	$337,556	$347,793

Operating income previously reported	$49,923	$55,198	$56,417	$64,681
Discontinued operations	(319)	(318)	(333)	(264)

Revised operating income	$49,604	$54,880	$56,084	$64,417

Loss from discontinued operations, net of taxes	$(15)	$(50)	$(118)	$—
Additional discontinued operations subsequent to the respective reporting period	201	201	209	150

Revised income from discontinued operations, net of taxes	$186	$151	$91	$150