Form 10-Q
period 2008-03-31
CORRECTIONS CORP OF AMERICA
filed 2008-05-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
Indicate the number of shares outstanding of each class of Common Stock as of May 5, 2008:
Shares of Common Stock, $0.01 par value per share: 125,026,787 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$50,470	$57,968
Accounts receivable, net of allowance of $3,998 and $3,914, respectively	231,547	241,722
Deferred tax assets	14,916	12,250
Prepaid expenses and other current assets	13,584	21,142
Assets held for sale	7,578	7,581

Total current assets	318,095	340,663

Property and equipment, net	2,231,354	2,086,980

Restricted cash	6,580	6,511
Investment in direct financing lease	14,243	14,503
Goodwill	13,672	13,672
Other assets	22,781	23,411

Total assets	$2,606,725	$2,485,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$207,320	$213,240
Income taxes payable	11,450	964
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	151	237

Total current liabilities	219,211	214,731

Long-term debt, net of current portion	1,045,605	975,677
Deferred tax liabilities	39,338	34,271
Other liabilities	39,392	39,086

Total liabilities	1,343,546	1,263,765

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 124,965 and 124,472 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,250	1,245
Additional paid-in capital	1,574,937	1,568,736
Retained deficit	(313,008)	(348,006)

Total stockholders’ equity	1,263,179	1,221,975

Total liabilities and stockholders’ equity	$2,606,725	$2,485,740

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2008	2007
REVENUE:
Management and other	$387,567	$349,838
Rental	793	698

	388,360	350,536

EXPENSES:
Operating	277,294	249,130
General and administrative	19,553	17,318
Depreciation and amortization	21,412	18,225

	318,259	284,673

OPERATING INCOME	70,101	65,863

OTHER (INCOME) EXPENSE:
Interest expense, net	13,650	13,934
Other (income) expense	93	(11)

	13,743	13,923

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56,358	51,940
Income tax expense	(21,601)	(19,578)

INCOME FROM CONTINUING OPERATIONS	34,757	32,362
Income from discontinued operations, net of taxes	241	208

NET INCOME	$34,998	$32,570

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.27
Income from discontinued operations, net of taxes	—	—

Net income	$0.28	$0.27

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.26
Income from discontinued operations, net of taxes	—	—

Net income	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,998	$32,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,412	18,270
Amortization of debt issuance costs and other non-cash interest	993	1,015
Deferred income taxes	2,015	4,695
Income tax benefit of equity compensation	(4,540)	(5,746)
Non-cash equity compensation	2,325	1,428
Other (income) expenses	93	(11)
Other non-cash items	644	47
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	17,763	18,234
Accounts payable, accrued expenses and other liabilities	(13,698)	(10,578)
Income taxes payable	15,026	8,912

Net cash provided by operating activities	77,031	68,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(149,579)	(33,620)
Expenditures for other capital improvements	(8,849)	(10,493)
Increase in restricted cash	—	(68)
Purchases of investments	—	(1,092)
Proceeds from sale of assets	41	3
Increase in other assets	(164)	(80)
Payments received on direct financing leases and notes receivable	230	204

Net cash used in investing activities	(158,321)	(45,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	70,000	—
Payment of debt issuance costs	(89)	—
Income tax benefit of equity compensation	4,540	5,746
Purchase and retirement of common stock	(3,367)	(2,631)
Proceeds from exercise of stock options	2,708	2,841

Net cash provided by financing activities	73,792	5,956

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,498)	29,646

CASH AND CASH EQUIVALENTS, beginning of period	57,968	29,121

CASH AND CASH EQUIVALENTS, end of period	$50,470	$58,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,561 and $1,461 in 2008 and 2007, respectively)	$13,671	$15,553

Income taxes	$376	$798

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock
			Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:
Net income	—	—	—	34,998	34,998

Total comprehensive income	—	—	—	34,998	34,998

Issuance of common stock	—	—	6	—	6
Retirement of common stock	(126)	(1)	(3,366)	—	(3,367)
Amortization of deferred compensation, net of forfeitures	(10)	—	1,469	—	1,469
Income tax benefit of equity compensation	—	—	4,540	—	4,540
Restricted stock grant	265	2	(2)	—	—
Stock option compensation expense	—	—	850	—	850
Stock options exercised	364	4	2,704	—	2,708

Balance as of March 31, 2008	124,965	$1,250	$1,574,937	$(313,008)	$1,263,179

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2006	122,084	$1,221	$1,527,608	$(479,148)	$1,049,681

Comprehensive income:
Net income	—	—	—	32,570	32,570

Total comprehensive income	—	—	—	32,570	32,570

Issuance of common stock	—	—	6	—	6
Retirement of common stock	(98)	(1)	(2,630)	—	(2,631)
Amortization of deferred compensation, net of forfeitures	(64)	—	1,093	—	1,093
Income tax benefit of equity compensation	—	—	5,746	—	5,746
Restricted stock grant	304	3	(3)	—	—
Stock option compensation expense	—	—	329	—	329
Stock options exercised	516	5	2,836	—	2,841
Cumulative effect of accounting change	—	—	—	(2,231)	(2,231)

Balance as of March 31, 2007	122,742	$1,228	$1,534,985	$(448,809)	$1,087,404

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
1. ORGANIZATION AND OPERATIONS
As of March 31, 2008, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 44 correctional, detention and juvenile facilities, three of which are leased to other operators. As of March 31, 2008, the Company operated 65 facilities, including 41 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 2,232-bed correctional facility in Adams County, Mississippi that is expected to be completed in the first quarter of 2009, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the fourth quarter of 2009.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31,

2007 (the “2007 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of March 31, 2008 and December 31, 2007 and was associated with fourteen facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(859)	$873	$(859)
Contract values	(35,688)	26,917	(35,688)	25,977

Total	$(34,815)	$26,058	$(34,815)	$25,118

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended March 31, 2008 and 2007 was $1.2 million. Interest expense associated with the amortization of contract values for the three months ended March 31, 2008 and 2007 was $0.2 and $0.3 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (remainder)	$3,495
2009	3,204
2010	2,534
2011	134
2012	134
2013	134
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
In November 2007, the Company accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with SFAS 144, the Company classified the $7.6 million net book value of the facility as held for sale as of December 31, 2007, and reclassified the results of operations of the facility to discontinued operations for all periods presented. During February 2008, at the request of the operator the Company agreed to extend the proposed closing date and fix the sales price through June 30, 2008.
The following table summarizes the results of operations for this facility for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
REVENUE:
Rental	$394	$379

	394	379

EXPENSES:
Operating	4	—
Depreciation and amortization	—	45

	4	45

OPERATING INCOME	390	334
Income tax expense	(149)	(126)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$241	$208

In addition to the foregoing, during 2006 and 2005, the Company transferred management of two facilities it did not own to other operators. The Company did not operate either of these facilities, and therefore there were no results of operations, during the three months ended March 31, 2008 and 2007. The liabilities of these two facilities presented in the accompanying condensed consolidated balance sheets are as follows (amounts in thousands):

LIABILITIES	March 31, 2008	December 31, 2007
Accounts payable and accrued expenses	$151	$237

Total current liabilities	$151	$237

5. DEBT
Debt outstanding as of March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates.	$70,000	$-

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.9 million and $1.0 million was unamortized at March 31, 2008 and December 31, 2007, respectively.	200,895	200,967

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	1,045,895	975,967
Less: Current portion of long-term debt	(290)	(290)

	$1,045,605	$975,677

Revolving Credit Facility. During December 2007, the Company entered into a new $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The New Revolving Credit Facility replaced the Company’s previous $250.0 million senior secured Revolving Credit Facility. The New Revolving Credit Facility will be utilized to fund development projects in anticipation of increasing demand by existing and potential new customers, as well as for working capital, capital expenditures and general corporate purposes. The Company capitalized approximately $1.9 million during the fourth quarter of 2007 for the costs related to the issuance of the New Revolving Credit Facility in accordance with EITF 98-14, “Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”
The New Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the New Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of March 31, 2008, the Company had $70.0 million of outstanding borrowings under the New Revolving Credit Facility as well as $34.9 million in letters of credit outstanding.

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
The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of March 31, 2008, the Company was in compliance with all such covenants. In addition, the New Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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

$150 Million 6.75% Senior Notes. Interest on the $150.0 million aggregate principal amount of the Company’s 6.75% unsecured senior notes issued in January 2006 (the “6.75% Senior Notes”) accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. At any time on or before January 31, 2009, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after January 31, 2010. Redemption prices are set forth in the indenture governing the 6.75% Senior Notes.
6. STOCKHOLDERS’ EQUITY
Restricted Stock
During the first quarter of 2008, the Company issued 265,000 shares of restricted common stock to the Company’s employees, with an aggregate fair value of $7.1 million, including 205,000 restricted shares to employees whose compensation is charged to general and administrative expense and 60,000 restricted shares to employees whose compensation is charged to operating expense. During 2007, the Company issued 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 shares to employees whose compensation is charged to operating expense.
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
During the three months ended March 31, 2008, the Company expensed $1.5 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2007, the Company expensed $1.1 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $0.9 million of which was recorded in general and administrative expenses). As of March 31, 2008, 746,000 shares of restricted stock remained outstanding and subject to vesting.

Stock Options
During the first quarter of 2008, the Company issued to its officers, executive officers, and non-employee directors options to purchase 475,000 shares of common stock with an aggregate fair value of $3.7 million, with a weighted average exercise price of $26.70 per share. During 2007, the Company issued to its officers, executive officers, and non-employee directors options to purchase 567,000 shares of common stock with an aggregate fair value of $4.9 million, with a weighted average exercise price of $27.28 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period.
During the three months ended March 31, 2008 and 2007, the Company expensed $0.9 million and $0.3 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2008, options to purchase 5.3 million shares of common stock were outstanding with a weighted average exercise price of $13.26.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2008	2007
NUMERATOR
Basic:
Income from continuing operations	$34,757	$32,362
Income from discontinued operations, net of taxes	241	208

Net income	$34,998	$32,570

Diluted:
Income from continuing operations	$34,757	$32,362
Income from discontinued operations, net of taxes	241	208

Diluted net income	$34,998	$32,570

DENOMINATOR
Basic:
Weighted average common shares outstanding	124,024	121,576

Diluted:
Weighted average common shares outstanding	124,024	121,576
Effect of dilutive securities:
Stock options and warrants	1,857	2,774
Restricted stock-based compensation	219	316

Weighted average shares and assumed conversions	126,100	124,666

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.27
Income from discontinued operations, net of taxes	—	—

Net income	$0.28	$0.27

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.26
Income from discontinued operations, net of taxes	—	—

Net income	$0.28	$0.26

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $48.8 million at March 31, 2008 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2008, the outstanding principal balance of the bonds exceeded the purchase price option by $13.2 million.

9. INCOME TAXES
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
The Company’s effective tax rate was 38.3% during the first quarter of 2008 compared with 37.7% during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Income Tax Contingencies
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $5.7 million liability recorded for uncertain tax positions as of March 31, 2008, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.0 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
10. SEGMENT REPORTING
As of March 31, 2008, the Company owned and managed 41 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2007 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Revenue:
Owned and managed	$292,616	$259,240
Managed-only	92,212	86,886

Total management revenue	384,828	346,126

Operating expenses:
Owned and managed	190,912	170,236
Managed-only	81,165	73,514

Total operating expenses	272,077	243,750

Facility contribution:
Owned and managed	101,704	89,004
Managed-only	11,047	13,372

Total facility contribution	112,751	102,376

Other revenue (expense):
Rental and other revenue	3,532	4,410
Other operating expense	(5,217)	(5,380)
General and administrative	(19,553)	(17,318)
Depreciation and amortization	(21,412)	(18,225)

Operating income	$70,101	$65,863

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Capital expenditures:
Owned and managed	$162,454	$36,716
Managed-only	1,583	2,011
Discontinued operations	1	—
Corporate and other	3,666	6,380

Total capital expenditures	$167,704	$45,107

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Assets:
Owned and managed	$2,151,478	$2,105,857
Managed-only	118,376	121,599
Corporate and other	336,871	258,284

Total assets	$2,606,725	$2,485,740

11. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. The adoption did not have an impact on the Company’s financial position or results of operations.
During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not experience volatility in its earnings caused by the measurement of assets and liabilities and therefore did not elect to apply the fair value option to any of its financial instruments. The Company adopted SFAS 159 as of January 1, 2008.

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
This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:
•	fluctuations in operating results because of changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, judicial challenges regarding the transfer of California inmates to out-of-state private correctional facilities;

•	the availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC, on February 27, 2008 (File No. 001-16109) (the “2007 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2007 Form 10-K.
OVERVIEW
The Company
As of March 31, 2008, we owned 44 correctional, detention and juvenile facilities, three of which we leased to other operators. As of March 31, 2008, we operated 65 facilities, including 41 facilities that we owned, with a total design capacity of approximately 78,500 beds in 19 states and the District of Columbia. We also are constructing an additional 2,232-bed correctional facility in Adams County, Mississippi that is expected to be completed in the first quarter of 2009, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the second quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the fourth quarter of 2009.
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
Our website address is www.correctionscorp.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 reports under the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. A summary of our significant accounting policies is described in our 2007 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2008 we had $2.2 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of March 31, 2008, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
Although we utilized our remaining federal net operating losses in 2006, we have approximately $7.9 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $1.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of March 31, 2008, we had $34.4 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2008, we had $13.7 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2006		40	25	3	68
Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	(1)
Completion of construction of the Saguaro Correctional Facility	June 6, 2007	1	—	—	1

Facilities as of December 31, 2007		41	24	3	68

Facilities as of March 31, 2008		41	24	3	68

We also have three additional facilities that are under construction. During the first quarter of 2008 we incurred $0.6 million of operating expenses at one of these facilities in preparation for the receipt of inmates, currently expected to occur during the third quarter of 2008.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Net income was $35.0 million, or $0.28 per diluted share, for the three months ended March 31, 2008, compared with net income of $32.6 million, or $0.26 per diluted share, for the three months ended March 31, 2007.
Net income during the first quarter of 2008 was favorably impacted by the increase in operating income of $4.2 million to $70.1 million from $65.9 million during the first quarter of 2007. Contributing to the increase in operating income during 2008 compared with the 2007 period was an increase in average daily compensated inmate populations of 4,338 due in part to the placement of approximately 5,000 beds into service since the first quarter of 2007, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2008 and 2007:

	For the Three Months
	Ended March 31,
	2008	2007
Revenue per compensated man-day	$55.98	$54.01
Operating expenses per compensated man-day:
Fixed expense	29.70	28.55
Variable expense	9.88	9.49

Total	39.58	38.04

Operating margin per compensated man-day	$16.40	$15.97

Operating margin	29.3%	29.6%

Average compensated occupancy	97.0%	98.0%

Average compensated population	75,544	71,206

Average compensated population for the quarter ended March 31, 2008 increased 4,338 from 71,206 in the first quarter of 2007 to 75,544 in the first quarter of 2008. The increase in average compensated population resulted primarily from the placement of approximately 5,000 beds into service since the first quarter of 2007. These new beds were largely the result of the opening of our 1,896-bed Saguaro Correctional Facility in June 2007, the 960-bed expansion of our North Fork Correctional Facility completed in the fourth quarter of 2007, the 720-bed expansion of our Tallahatchie County Correctional Facility also completed during the fourth quarter of 2007, and the 720-bed expansion of our Kit Carson Correctional Center completed during the first quarter of 2008.
State revenues increased $27.7 million, or 16.4%, from $168.7 million in the first quarter of 2007 to $196.4 million in the first quarter of 2008, as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 41% of our total revenue for the three months ended March 31, 2008 and 2007, respectively, increasing 6.9% from $142.2 million in the first quarter of 2007 to $152.0 million in the first quarter of 2008.
Operating expenses totaled $277.3 million and $249.1 million for the three months ended March 31, 2008 and 2007, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day increased to $29.70 in the first quarter of 2008 from $28.55 in the first quarter of 2007 primarily as a result of an increase in salaries and benefits of $0.88 per compensated man-day. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 63% of total operating expenses during the first quarter of 2008. During the three months ended March 31, 2008, facility salaries and benefits expense increased $17.4 million. Salaries and benefits increased most notably at the aforementioned facilities such as our Saguaro facility that opened in June 2007 and our North Fork and Tallahatchie facilities where expansion beds where placed into service.
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
Facility variable operating expenses increased $0.39 per compensated man-day from the prior year quarter. The increase in facility variable operating expenses was largely due to increased costs at facilities where new beds were placed into service. Additionally, we experienced an increase in legal expenses during the first quarter of 2008 compared with the same quarter in the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new allegations of misconduct, changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
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

	For the Three Months Ended March 31,
	2008	2007
Owned and Managed Facilities:
Revenue per compensated man-day	$64.67	$62.28
Operating expenses per compensated man-day:
Fixed expense	31.81	30.67
Variable expense	10.38	10.23

Total	42.19	40.90

Operating margin per compensated man-day	$22.48	$21.38

Operating margin	34.8%	34.3%

Average compensated occupancy	97.2%	98.9%

Average compensated population	49,727	46,248

	For the Three Months Ended March 31,
	2008	2007
Managed Only Facilities:
Revenue per compensated man-day	$39.25	$38.68
Operating expenses per compensated man-day:
Fixed expense	25.64	24.62
Variable expense	8.90	8.11

Total	34.54	32.73

Operating margin per compensated man-day	$4.71	$5.95

Operating margin	12.0%	15.4%

Average compensated occupancy	96.5%	96.5%

Average compensated population	25,817	24,958

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended March 31, 2008 increased to 34.8% compared with 34.3% for the same period in 2007. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated population during the first quarter of 2008 to 49,727 compared to 46,248 in the same period in 2007, an increase of 7.5%. The increase in average compensated population was largely the result of placing into service our 1,896-bed Saguaro Correctional Facility in June 2007, and the completion of approximately 2,500 expansion beds at our North Fork Correctional Facility, Tallahatchie County Correctional Facility, Eden Detention Center, and Kit Carson Correctional Center. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher than average per diems on existing contracts and from annual per diem increases.
The most notable increases in compensated population during the first quarter of 2008 occurred at the Saguaro facility due to its opening in June 2007, the North Fork facility resulting from higher inmate populations from various existing state customers, and the Tallahatchie facility resulting from the receipt of inmate populations from the state of California. Our total revenues increased by $18.2 million at these three facilities during the three months ended March 31, 2008 compared to the same period in the prior year. As a result of the recently completed 960-bed expansion in December 2007, the North Fork facility also has approximately 700 available beds as of March 31, 2008 that are expected to be used to house inmates from our existing state customers.
The Saguaro Correctional Facility was constructed to provide the state of Hawaii the opportunity to consolidate its inmate populations into fewer facilities, while providing us with an additional supply of beds to meet anticipated demand. We completed construction of the Saguaro Correctional Facility in June 2007 at a cost of approximately $102.6 million. While the consolidation of inmates from Hawaii did not result in a significant increase in total inmate populations, the consolidation created additional capacity at our Diamondback and Tallahatchie facilities, which was substantially utilized by additional inmate populations from the states of Arizona and California, respectively, pursuant to new management contracts. The consolidation also created additional capacity at our Red Rock Correctional Center, resulting in a reduction in occupancy at this facility to 70% during the first quarter of 2008 from 90% during the first quarter of 2007, negatively impacting the margins at this facility. However, we currently expect this additional capacity to be used to house additional inmate populations from the state of California.
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
We currently expect that we will ultimately provide the CDCR up to 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, 360 beds at our Red Rock facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of March 31, 2008, we held 3,240 inmates from the state of California.
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
As a result of a weakness in inmate populations from the District of Columbia, the 1,500-bed D.C. Correctional Treatment Facility experienced a decline in occupancy from 78% during the first quarter of 2007 to 56% during the first quarter of 2008, negatively impacting margins on our owned and managed business. We are currently in negotiations with the District of Columbia to permit the utilization of available space by the USMS, but can provide no assurance that we will be successful.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three months ended March 31, 2008 to 12.0% from 15.4% during the three months ended March 31, 2007. The managed-only business remains very competitive which continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day. Compensated occupancy at managed-only facilities remained constant at 96.5% during the first quarter of 2008 and 2007 despite placing 384 beds into service in June 2007 at the Gadsden Correctional Institution located in Quincy, Florida and 235 beds into service in July 2007 at the Bay Correctional Facility located in Panama City, Florida. At the time we entered into the agreements to expand the facilities, we negotiated the continued management of the expanded inmate populations at these facilities in exchange for a per diem rate reduction, which contributed to the reduction in the operating margin percentage for our managed-only business.
Operating expenses per compensated man-day increased to $34.54 during the first quarter of 2008 from $32.73 during the same period in the prior year. The increase in operating expenses per compensated man-day was caused in part by unfavorable experience in inmate medical related expenses as well as increased litigation related expenses, both of which can fluctuate from quarter to quarter depending on claims experience for inmate medical expense and based on changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, experienced an increase in inmate populations during 2008. During the first quarter of 2008, the facility maintained an average daily inmate population of 695 inmates compared with an average daily inmate population of 458 inmates during the first quarter of 2007, which resulted in an increase in revenue and operating margin at this facility, and partially offset the decline in operating margins at managed-only facilities.
In April 2008, we agreed with the New Mexico Department of Corrections to suspend operations of the 192-bed Camino Nuevo Correctional Center in Albuquerque, New Mexico, and transfer exiting populations to our New Mexico Women’s Correctional Facility in Grants, New Mexico. Operations were suspended due to consistently low inmate populations that were not adequate to maintain efficient operations. We agreed with the New Mexico Department of Corrections that if New Mexico’s female inmate populations increase to a rate sufficient to efficiently operate the facility in the future that we would re-establish operations at such time. The Camino Nuevo facility operated at a loss of $0.3 million in the first quarter of 2008 compared with an operating income of $0.1 million in the same period in the prior year, inclusive of depreciation expense.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Due to budgetary challenges within the state of Florida, we will likely experience further reductions to the per diem rate we currently charge the state of Florida at our Bay Correctional Facility, Gadsden Correctional Institution, and the Lake City Correctional Facility. Any reduction to our per diem rates at these facilities would likely result in a further deterioration in our operating margins. However, we are working with the state of Florida to mitigate the financial impact of the per diem reductions.

During the three months ended March 31, 2008 and 2007, managed-only facilities generated 9.8% and 13.1%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
General and administrative expense
For the three months ended March 31, 2008 and 2007, general and administrative expenses totaled $19.6 million and $17.3 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the first three months of 2007 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations and to intensify our efforts on developing new bed capacity. Stock-based compensation also increased to $2.0 million during the first quarter of 2008 from $1.2 million during the first quarter of 2007.
As a result of our intensified efforts to develop new capacity, we incurred charges of $0.5 million during the first quarter of 2008, compared with $0.1 million during the first quarter of 2007, in connection with the abandonment of certain development projects. General and administrative expenses could increase in the future for the write-off of additional pre-acquisition costs we incur in the event we decide to abandon any such projects.
Depreciation and amortization
For the three months ended March 31, 2008 and 2007, depreciation and amortization expense totaled $21.4 million and $18.2 million, respectively. The increase in depreciation and amortization from the comparable period in 2007 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects, most notably our Saguaro Correctional Facility, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization expense to increase in future quarters as we complete additional facility expansion and development projects.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2008 and 2007. Gross interest expense, net of capitalized interest, was $14.7 million and $16.6 million, respectively, for the three months ended March 31, 2008 and 2007. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in future quarters as we utilize our revolving credit facility to fund our expansion and development projects.
Gross interest income was $1.1 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to the lower cash and investment balances, which were used to fund our expansion and development projects.
Capitalized interest was $3.6 million and $1.5 million during the first quarter of 2008 and 2007, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
We incurred income tax expense of $21.6 million and $19.6 million for the three months ended March 31, 2008 and 2007, respectively.
Our effective tax rate was 38.3% during the first quarter of 2008 compared with 37.7% during the same period in the prior year. We currently expect our annual effective tax rate to increase slightly in 2008 compared to 2007 as a result of an increase in our projected taxable income in states with higher statutory tax rates and the full year impact of an adverse change in Texas tax law. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
In November 2007, we accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we classified the $7.6 million net book value of the facility as held for sale as of December 31, 2007, and reclassified the results of operations of the facility to discontinued operations for all periods presented. During February 2008, at the request of the operator we agreed to extend the proposed closing date and fix the sales price through June 30, 2008. During the three months ended March 31, 2008 and 2007, this facility generated $0.2 million each respective period of rental revenue, net of depreciation and taxes.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2007 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

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
In July 2006, we were notified by the state of Colorado that the State had accepted our proposal to expand our 700-bed Bent County Correctional Facility in Las Animas, Colorado by 720 beds to fulfill part of a 2,250-bed request for proposal issued by the state of Colorado in December 2005. As a result of the award, we have now entered into an Implementation Agreement with the state of Colorado for the expansion of our Bent County Correctional Facility by 720 beds. In addition, during November 2006 we entered into another Implementation Agreement to also expand our 768-bed Kit Carson Correctional Center in Burlington, Colorado by 720 beds. Construction of the Bent and Kit Carson facilities is estimated to cost approximately $87.0 million. The Kit Carson expansion was substantially completed during the first quarter of 2008 while the Bent expansion is anticipated to be completed during the second quarter of 2008.
In August 2006, we also announced our intention to expand our Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand, we announced in March 2007 that we expected to complete an additional 360-bed expansion at this facility. Both of these expansions were completed during the fourth quarter of 2007. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds to ultimately bring the design capacity at this facility to a total of 2,672 beds and expect to complete this expansion during the second quarter of 2008. We currently estimate these expansions to cost approximately $93.5 million in the aggregate. As previously described herein, we expect to house up to 2,592 inmates from the state of California at the Tallahatchie facility pursuant to the newest contract with the CDCR.
In March 2007, we announced our intention to expand our 767-bed Leavenworth Detention Center in Leavenworth, Kansas by 266 beds. We anticipate that construction will be completed during the second quarter of 2008, at an estimated cost of approximately $22.0 million. This expansion will also include a renovation of the existing building infrastructure to accommodate higher detainee populations. The Leavenworth facility housed approximately 962 USMS detainees as of March 31, 2008.
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

In July 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. During May 2008, we announced that we would increase the size of the Adams County Correctional Center to 2,232 beds at an incremental cost of $30.0 million. We currently expect construction of these beds to be complete in the first quarter of 2009. We do not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.
In October 2007, we announced our intention to construct our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the second quarter of 2009 at an estimated total cost of $205.0 million. However, we expect to open a portion of the new facility to begin receiving inmates from the state of California during the third quarter of 2008, with the continued receipt of California inmates through completion of construction, as phases of the facility become available.
In February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. We have begun construction of our new Trousdale Correctional Center and expect to complete construction of the facility during the fourth quarter of 2009 at an estimated cost of approximately $143.0 million.
The following table summarizes the aforementioned construction and expansion projects:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of March 31, 2008
Facility	beds	completion date	(in thousands)
Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	$2,244

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	3,548

Tallahatchie County Correctional Facility	720	Second quarter 2008
Tutwiler, MS	128	Third quarter 2008	27,513

Cimarron Correctional Facility
Cushing, OK	660	Third quarter 2008	26,419

Davis Correctional Facility
Holdenville, OK	660	Third quarter 2008	20,328

La Palma Correctional Center		Third quarter 2008 -
Eloy, AZ	3,060	Second quarter 2009	114,797

Adams County Correctional Center	1,668	Fourth quarter 2008
Adams County, MS	564	First quarter 2009	70,395

Trousdale Correctional Center Hartsville, TN	2,040	Fourth quarter 2009	140,980

Total	10,486		$406,224

In addition to the foregoing, the following expansions and development projects were completed during 2007 and the first quarter of 2008:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Facility Eloy, AZ	1,896	Second quarter 2007	102,600

Tallahatchie County Correctional Facility Tutwiler, MS	720	Fourth quarter 2007	40,000

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	53,000

Eden Detention Center Eden, TX	129	First quarter 2008	19,500 (1)

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	42,000

Total	4,881		$280,600

(1)	The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. As of March 31, 2008, we housed 1,395 BOP inmates at the Eden facility.
We continue to pursue additional expansion and development opportunities to satisfy the increasing demand from existing and potential customers. In order to help ensure the timely completion of pre-fabricated housing units and to help avoid potential increases in costs associated with constructing new bed capacity, during the fourth quarter of 2007, we entered into an agreement with a company to design, fabricate, and install pre-finished concrete modular housing structures for an aggregate cost of $32.7 million. We may terminate the agreement at any time for any reason, including our convenience, without substantial penalty. We have designated $16.3 million for housing structures at our Trousdale development project pursuant to this agreement.
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
Ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. The County has the right to purchase the Initial portion of the facility, but no sooner than December 31, 2011, at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-

year period. The lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2011. However, the County may terminate the lease for the Expansion portion of the facility by providing us with 270 days notice after March 31, 2008. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed.
Upon expiration of the lease for the Initial Premises, or should the County exercise its right to purchase the Initial Premises or terminate our lease for the Expansion Premises, we will likely be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the construction of a new facility. However, we can provide no assurance that we will be able to retain these inmate populations.
During the first quarter of 2008, we capitalized $3.5 million of expenditures related to technology, compared with $5.5 million during the first quarter of 2007. We expect to incur approximately $10.0 million in information technology expenditures during the remainder of 2008. During 2007, we capitalized $16.2 million of expenditures related to technology. We also currently expect to pay approximately $50.0 million to $55.0 million in federal and state income taxes during 2008, compared with $51.3 million during 2007.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
During December 2007, we entered into a new $450.0 million senior secured revolving credit facility arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The new senior secured revolving credit facility replaces our previous $250.0 million revolving credit facility. The new revolving credit facility will be utilized to fund development projects in anticipation of increasing demand by existing and potential new customers, as well as for working capital, capital expenditures and general corporate purposes. At our option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on our leverage ratio. The revolving credit facility currently bears interest at a base rate plus a margin of 0.00% or a LIBOR plus a margin of 0.75%.
As of March 31, 2008, our liquidity was provided by cash on hand of $50.5 million, and $345.1 million available under our $450.0 million revolving credit facility. During the three months ended March 31, 2008 and 2007, we generated $77.0 million and $68.8 million, respectively, in cash through operating activities, and as of March 31, 2008, we had net working capital of $98.9 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We also have an option to increase the availability under the new revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At March 31, 2008, the interest rates on our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $70.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 7.2%, while our total weighted average maturity was 4.3 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2008 was $77.0 million, compared with $68.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2008 was primarily due to the increase in operating income caused by an increase in inmate populations.
Investing Activities
Our cash flow used in investing activities was $158.3 million for the three months ended March 31, 2008 and was primarily attributable to capital expenditures during the quarter of $158.4 million and included expenditures for the aforementioned facility development and expansions of $149.6 million. Our cash flow used in investing activities was $45.1 million for the three months ended March 31, 2007 and was primarily attributable to capital expenditures during the quarter of $44.1 million and included expenditures for facility development and expansions of $33.6 million. Cash flow used in investing activities during the first quarter of 2007 was also attributable to $1.1 million of additional purchases of investments in auction rate certificates.
Financing Activities
Our cash flow provided by financing activities was $73.8 million for the three months ended March 31, 2008 and was primarily attributable to $70.0 million of borrowings from our revolving credit facility, as well as cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock. Our cash flow provided by financing activities was $6.0 million for the three months ended March 31, 2007 and was primarily attributable to the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2008 (in thousands):

	Payments Due By Year Ended December 31,
	2008
	(remainder)	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$450,000	$70,000	$525,000	$1,045,000
Contractual facility expansions	6,898	3,146	—	—	—	—	10,044
Operating leases	2,913	3,508	3,629	3,066	2,089	6,309	21,514

Total contractual cash obligations	$9,811	$6,654	$3,629	$453,066	$72,089	$531,309	$1,076,558

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the three months ended March 31, 2008, we paid $17.2 million in interest, including capitalized interest. We had $34.9 million of letters of credit outstanding at March 31, 2008 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2008 or 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by less than $0.1 million.
As of March 31, 2008, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the review of the Company’s financial statements for the first quarter of 2008; (2) certain tax consulting services; (3) certain loan covenant requirements, and (4) the annual subscription to accounting research software tools provided by Ernst & Young.

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
Date: May 7, 2008

/s/ John D. Ferguson
John D. Ferguson
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer