Form 10-Q
period 2008-06-30
CORRECTIONS CORP OF AMERICA
filed 2008-08-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008
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
Yes ☒             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐             No ☒
Indicate the number of shares outstanding of each class of Common Stock as of August 4, 2008:
Shares of Common Stock, $0.01 par value per share: 125,365,790 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$14,287	$57,968
Accounts receivable, net of allowance of $3,750 and $3,914, respectively	246,618	241,722
Deferred tax assets	12,843	12,250
Prepaid expenses and other current assets	24,423	21,142
Assets held for sale	—	7,581

Total current assets	298,171	340,663

Property and equipment, net	2,370,892	2,086,980

Restricted cash	6,628	6,511
Investment in direct financing lease	13,975	14,503
Goodwill	13,672	13,672
Other assets	22,850	23,411

Total assets	$2,726,188	$2,485,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$244,370	$213,240
Income taxes payable	6,632	964
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	147	237

Total current liabilities	251,439	214,731

Long-term debt, net of current portion	1,085,532	975,677
Deferred tax liabilities	41,703	34,271
Other liabilities	39,018	39,086

Total liabilities	1,417,692	1,263,765

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 125,302 and 124,472 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,253	1,245
Additional paid-in capital	1,582,724	1,568,736
Retained deficit	(275,481)	(348,006)

Total stockholders’ equity	1,308,496	1,221,975

Total liabilities and stockholders’ equity	$2,726,188	$2,485,740

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Management and other	$398,407	$361,659	$785,974	$711,497
Rental	1,209	1,111	2,396	2,188

	399,616	362,770	788,370	713,685

EXPENSES:
Operating	283,201	259,239	560,499	508,369
General and administrative	19,803	18,817	39,356	36,135
Depreciation and amortization	22,176	18,928	43,588	37,198

	325,180	296,984	643,443	581,702

OPERATING INCOME	74,436	65,786	144,927	131,983

OTHER EXPENSES (INCOME):
Interest expense, net	13,934	13,655	27,584	27,589
Other (income) expense	(91)	(70)	2	(81)

	13,843	13,585	27,586	27,508

INCOME BEFORE INCOME TAXES	60,593	52,201	117,341	104,475
Income tax expense	(23,066)	(19,599)	(44,816)	(39,303)

NET INCOME	$37,527	$32,602	$72,525	$65,172

EARNINGS PER SHARE:
Basic	$0.30	$0.27	$0.58	$0.53

Diluted	$0.30	$0.26	$0.57	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,525	$65,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,588	37,198
Amortization of debt issuance costs and other non-cash interest	1,960	2,003
Deferred income taxes	6,050	7,305
Income tax benefit of equity compensation	(6,779)	(14,256)
Other (income) expense	2	(81)
Non-cash equity compensation	4,704	3,490
Other non-cash items	745	223
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(8,115)	11,945
Accounts payable, accrued expenses and other liabilities	(1,111)	4,455
Income taxes payable	12,447	12,076

Net cash provided by operating activities	126,016	129,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(272,473)	(81,454)
Expenditures for other capital improvements	(15,953)	(21,059)
Decrease in restricted cash	—	5,641
Purchases of investments	—	(1,936)
Proceeds from sale of assets	82	40
Increase in other assets	(1,024)	(859)
Payments received on direct financing leases and notes receivable	468	414

Net cash used in investing activities	(288,900)	(99,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	132,500	—
Principal repayments of debt	(22,500)	—
Payment of debt issuance costs	(89)	—
Income tax benefit of equity compensation	6,779	14,256
Purchase and retirement of common stock	(3,367)	(2,644)
Proceeds from exercise of stock options	5,880	10,020

Net cash provided by financing activities	119,203	21,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,681)	51,949

CASH AND CASH EQUIVALENTS, beginning of period	57,968	29,121

CASH AND CASH EQUIVALENTS, end of period	$14,287	$81,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $7,709 and $3,133 in 2008 and 2007, respectively)	$27,260	$30,837

Income taxes	$22,772	$21,676

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:

Net income	—	—	—	72,525	72,525

Total comprehensive income	—	—	—	72,525	72,525

Issuance of common stock	—	—	13	—	13

Retirement of common stock	(126)	(1)	(3,366)	—	(3,367)

Amortization of deferred compensation, net of forfeitures	(25)	—	2,886	—	2,886

Income tax benefit of equity compensation	—	—	6,779	—	6,779

Stock option compensation expense	—	—	1,805	—	1,805

Restricted stock grant	266	2	(2)	—	—

Stock options exercised	715	7	5,873	—	5,880

Balance as of June 30, 2008	125,302	$1,253	$1,582,724	$(275,481)	$1,308,496

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2006	122,084	$1,221	$1,527,608	$(479,148)	$1,049,681

Comprehensive income:

Net income	—	—	—	65,172	65,172

Total comprehensive income	—	—	—	65,172	65,172

Issuance of common stock	—	—	12	—	12

Retirement of common stock	(99)	(1)	(2,643)	—	(2,644)

Amortization of deferred compensation, net of forfeitures	(80)	(1)	2,497	—	2,496

Income tax benefit of equity compensation	—	—	14,256	—	14,256

Stock option compensation expense	—	—	982	—	982

Restricted stock grant	308	3	(3)	—	—

Stock options exercised	1,470	15	10,005	—	10,020

Cumulative effect of accounting change	—	—	—	(2,231)	(2,231)

Balance as of June 30, 2007	123,683	$1,237	$1,552,714	$(416,207)	$1,137,744

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
1. ORGANIZATION AND OPERATIONS
As of June 30, 2008, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 44 correctional, detention and juvenile facilities, three of which are leased to other operators. As of June 30, 2008, the Company operated 65 facilities, including 41 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 2,232-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the first quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the fourth quarter of 2009. Further, during the second quarter of 2008 the Company was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the fourth quarter of 2009 or first quarter of 2010.
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
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of June 30, 2008 and December 31, 2007 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(860)	$873	$(859)
Contract values	(35,688)	27,883	(35,688)	25,977

Total	$(34,815)	$27,023	$(34,815)	$25,118

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2008 and 2007 was $1.2 million and $1.1 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during each of the six months ended June 30, 2008 and 2007 was $2.3 million. Interest expense associated with the amortization of contract values for the three months ended June 30, 2008 and 2007 was $0.2 million and $0.3 million, respectively, while interest expense associated with the amortization of contract values for the six months ended June 30, 2008 and 2007 was $0.4 million and $0.6 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (remainder)	$2,331
2009	3,204
2010	2,534
2011	134
2012	134
2013	134
4. DISCONTINUED OPERATIONS
In November 2007, the Company accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal

of Long-Lived Assets” (“SFAS 144”), the Company classified the $7.6 million net book value of the facility as held for sale as of December 31, 2007. During February 2008, at the request of the operator the Company agreed to extend the proposed closing date and fix the sales price through June 30, 2008. During the second quarter of 2008, the third-party operator elected not to purchase the facility and instead signed a new lease for the facility effective July 1, 2008. As a result, the Company has reclassified the facility previously classified as held for sale as an asset to be held and used and the asset is now reported in property and equipment in the accompanying consolidated balance sheet. Further, in accordance with SFAS 144, the Company reclassified the results of operations of this facility to be included in income from continuing operations for all periods presented.
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby the DCS prefers to oversee the juveniles at facilities under DCS control, the Company will cease operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. The Company expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the third quarter of 2008 for all periods presented. The termination of the management contract is not expected to have a material effect on the Company’s financial statements.
In May 2008, the Company notified the Bay County Commission of its intention to exercise the Company’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Company currently expects to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the fourth quarter of 2008 for all periods presented. The termination of the management contract is not expected to have a material effect on the Company’s financial statements.
In addition to the foregoing, during 2006 and 2005, the Company transferred management of two facilities it did not own to other operators. The Company did not operate either of these facilities, and therefore there were no results of operations, during the three and six months ended June 30, 2008 and 2007. The liabilities of these two facilities presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

LIABILITIES	June 30, 2008	December 31, 2007
Accounts payable and accrued expenses	$147	$237

Total current liabilities	$147	$237

5. DEBT
Debt outstanding as of June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates.	$110,000	$-

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.8 million and $1.0 million was unamortized at June 30, 2008 and December 31, 2007, respectively.	200,822	200,967

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	1,085,822	975,967
Less: Current portion of long-term debt	(290)	(290)

	$1,085,532	$975,677

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
The New Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the New Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of June 30, 2008, the Company had $110.0 million of outstanding borrowings under the New Revolving Credit Facility as well as $33.6 million in letters of credit outstanding.

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
The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of June 30, 2008, the Company was in compliance with all such covenants. In addition, the New Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
6. STOCKHOLDERS’ EQUITY
Restricted Stock
During the first six months of 2008, the Company issued 266,000 shares of restricted common stock to the Company’s employees, with an aggregate fair value of $7.1 million, including 205,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 restricted shares to employees whose compensation is charged to operating expense. During 2007, the Company issued 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 shares to employees whose compensation is charged to operating expense.
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
During the three months ended June 30, 2008, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2007, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses).
During the six months ended June 30, 2008, the Company expensed $2.9 million, net of forfeitures, relating to restricted common stock ($0.6 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2007, the Company expensed $2.5 million, net of forfeitures, relating to restricted common stock ($0.4 million of which was recorded in operating expenses and $2.1 million of which was recorded in general and administrative expenses). As of June 30, 2008, 732,000 shares of restricted stock remained outstanding and subject to vesting.
Stock Options
During the six months ended June 30, 2008, the Company issued to its directors, officers, and executive officers options to purchase 623,000 shares of common stock with an aggregate fair value of $4.8 million, with a weighted average exercise price of $26.49 per share. During 2007, the Company issued to its officers, executive officers, and non-employee directors options to purchase 567,000 shares of common stock with an aggregate fair value of $4.9 million, with a weighted average exercise price of $27.28 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period.
During the three months ended June 30, 2008 and 2007, the Company expensed $0.9 million and $0.7 million, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2008 and 2007, the Company expensed $1.8 million and $1.0 million, net of forfeitures, relating to its outstanding stock options. As of June 30, 2008, options to purchase 5.0 million shares of common stock were outstanding with a weighted average exercise price of $13.67.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
NUMERATOR
Basic:
Net income	$37,527	$32,602	$72,525	$65,172

Diluted:
Diluted net income	$37,527	$32,602	$72,525	$65,172

DENOMINATOR
Basic:
Weighted average common shares outstanding	124,376	122,270	124,200	121,925

Diluted:
Weighted average common shares outstanding	124,376	122,270	124,200	121,925
Effect of dilutive securities:
Stock options and warrants	1,713	2,732	1,785	2,754
Restricted stock-based compensation	169	286	194	301

Weighted average shares and assumed conversions	126,258	125,288	126,179	124,980

BASIC EARNINGS PER SHARE:
Net income	$0.30	$0.27	$0.58	$0.53

DILUTED EARNINGS PER SHARE:
Net income	$0.30	$0.26	$0.57	$0.52

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $48.8 million at June 30, 2008 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2008, the outstanding principal balance of the bonds exceeded the purchase price option by $14.0 million.
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
The Company’s effective tax rate was approximately 38.1% and 38.2% during the three and six months ended June 30, 2008, respectively, compared with approximately 37.5% and 37.6% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $5.8 million liability recorded for uncertain tax positions as of June 30, 2008, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.0 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
During the third quarter of 2008, the Company was notified that the Internal Revenue Service will commence an audit of the Company’s federal income tax return for the year ended December 31, 2006. Since the audit has not yet begun it is too early to predict the outcome of the audit.

10. SEGMENT REPORTING
As of June 30, 2008, the Company owned and managed 41 correctional and detention facilities, and managed 24 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2007 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Owned and managed	$304,684	$268,501	$597,300	$527,741
Managed-only	92,239	89,320	184,451	176,206

Total management revenue	396,923	357,821	781,751	703,947

Operating expenses:
Owned and managed	196,189	177,409	387,101	347,645
Managed-only	80,097	76,336	161,262	149,850

Total operating expenses	276,286	253,745	548,363	497,495

Facility contribution:
Owned and managed	108,495	91,092	210,199	180,096
Managed-only	12,142	12,984	23,189	26,356

Total facility contribution	120,637	104,076	233,388	206,452

Other revenue (expense):
Rental and other revenue	2,693	4,949	6,619	9,738
Other operating expense	(6,915)	(5,494)	(12,136)	(10,874)
General and administrative	(19,803)	(18,817)	(39,356)	(36,135)
Depreciation and amortization	(22,176)	(18,928)	(43,588)	(37,198)

Operating income	$74,436	$65,786	$144,927	$131,983

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Capital expenditures:
Owned and managed	$152,103	$66,263	$314,558	$102,979
Managed-only	1,168	2,133	2,751	4,144
Corporate and other	2,082	4,363	5,748	10,743

Total capital expenditures	$155,353	$72,759	$323,057	$117,866

The assets for the reportable segments are as follows (in thousands):

	June 30, 2008	December 31, 2007
Assets:
Owned and managed	$2,464,506	$2,161,375
Managed-only	120,910	121,599
Corporate and other	140,772	202,766

Total assets	$2,726,188	$2,485,740

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2008 (File No. 001-16109) (the “2007 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2007 Form 10-K.
OVERVIEW
The Company
As of June 30, 2008, we owned 44 correctional, detention and juvenile facilities, three of which we leased to other operators. As of June 30, 2008, we operated 65 facilities, including 41 facilities that we owned, with a total design capacity of approximately 80,000 beds in 19 states and the District of Columbia. We are also constructing an additional 2,232-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the first quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the fourth quarter of 2009. Further, during the second quarter of 2008 we were awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the fourth quarter of 2009 or first quarter of 2010.
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
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements in this report are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2007 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of June 30, 2008, we had $2.4 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of June 30, 2008, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $7.5 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Accordingly, we have a valuation allowance of $2.0 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of June 30, 2008, we had $36.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2008, we had $16.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2006		40	25	3	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 1, 2007	—	(1)	—	(1)
Completion of construction of the Saguaro Correctional Facility	June 6, 2007	1	—	—	1

Facilities as of December 31, 2007		41	24	3	68

Facilities as of June 30, 2008		41	24	3	68

We also have three additional facilities that are under construction. During the three and six months ended June 30, 2008 we incurred $2.9 million and $3.5 million, respectively, of operating expenses at one of these facilities in preparation for the receipt of inmates, which began during the third quarter of 2008.

Our results of operations are also impacted by the number of beds created as a result of expansion projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2007 as a result of facility expansion projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only
Citrus County Detention Facility	First quarter 2007	360	Managed-Only

Crossroads Correctional Center	First quarter 2007	96	Owned

Gadsden Correctional Institution	Third quarter 2007	384	Managed-Only

Bay Correctional Facility	Third quarter 2007	235	Managed-Only

North Fork Correctional Facility	Fourth quarter 2007	960	Owned

Tallahatchie County Correctional Facility	Fourth quarter 2007	720	Owned
	Second quarter 2008	720	Owned

Kit Carson Correctional Center	First quarter 2008	720	Owned

Eden Detention Center	First quarter 2008	129	Owned

Bent County Correctional Facility	Second quarter 2008	720	Owned

Leavenworth Detention Center	Second quarter 2008	266	Owned

		5,310

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007
Net income was $37.5 million, or $0.30 per diluted share, for the three months ended June 30, 2008, compared with net income of $32.6 million, or $0.26 per diluted share, for the three months ended June 30, 2007. During the six months ended June 30, 2008, we generated net income of $72.5 million, or $0.57 per diluted share, compared with net income of $65.2 million, or $0.52 per diluted share, for the six months ended June 30, 2007.
Net income during the three and six months ended June 30, 2008 was favorably impacted by the increase in operating income of $8.7 million, or 13.1%, for the three-month period over the same period in the prior year and $12.9 million, or 9.8%, for the six-month period over the same period in the prior year. Contributing to the increase in operating income during 2008 compared with the previous year was an increase in inmate populations and the commencement of new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed were as follows for the three and six months ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue per compensated man-day	$56.69	$54.08	$56.34	$54.04
Operating expenses per compensated man-day:
Fixed expense	29.23	28.10	29.47	28.32
Variable expense	10.23	10.25	10.05	9.87

Total	39.46	38.35	39.52	38.19

Operating margin per compensated man-day	$17.23	$15.73	$16.82	$15.85

Operating margin	30.4%	29.1%	29.9%	29.3%

Average compensated occupancy	97.0%	99.0%	97.0%	98.5%

Average compensated population	76,936	72,715	76,240	71,965

Average compensated population for the quarter ended June 30, 2008 increased 4,221 from 72,715 in the second quarter of 2007 to 76,936 in the second quarter of 2008. The increase in average compensated population resulted primarily from the placement of 6,750 beds into service since the end of the first quarter of 2007. These new beds were largely the result of the opening of our 1,896-bed Saguaro Correctional Facility in June 2007, the 960-bed expansion of our North Fork Correctional Facility completed in the fourth quarter of 2007, the 1,440-bed expansion of our Tallahatchie County Correctional Facility also completed during the fourth quarter of 2007 as well as the second quarter of 2008, and the 720-bed expansions at our Kit Carson Correctional Center in the first quarter of 2008 and Bent County Correctional Facility in the second quarter of 2008.
State revenues increased $31.6 million, or 18.4%, from $171.7 million for the three months ended June 30, 2007 to $203.3 million for the three months ended June 30, 2008, and $59.3 million, or 17.4%, from $340.4 million for the six months ended June 30, 2007 to $399.7 million for the six months ended June 30, 2008. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds. We expect this demand to continue as government agencies remain constrained by their lack of capital available to construct new bed capacity. However, a prolonged downturn in the economy could constrain our ability to obtain per diem increases from our state customers.

Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 41% of our total revenue for the six months ended June 30, 2008 and 2007, respectively, increasing 5.6%, from $292.2 million during the six months ended June 30, 2007 to $308.7 million during the six months ended June 30, 2008. Similar to business from our state customers, we were successful in achieving per diem increases under several of our federal management contracts as a result of a strong demand for prison beds.
Operating expenses totaled $283.2 million and $259.2 million for the three months ended June 30, 2008 and 2007, respectively, while operating expenses for the six months ended June 30, 2008 and 2007 totaled $560.5 million and $508.4 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods increased 4.0% from $28.10 in 2007 to $29.23 in 2008. Fixed expenses per compensated man-day during the six-month periods increased 4.1% from $28.32 in 2007 to $29.47 in 2008 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 63% of total operating expenses during both the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, facility salaries and benefits expense increased $15.8 million and $33.3 million, respectively. Salaries and benefits increased most notably at the aforementioned facilities such as our Saguaro facility that opened in June 2007 and our North Fork and Tallahatchie facilities where expansion beds were placed into service.
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
Facility variable expenses increased $0.18 per compensated man-day during the six months ended June 30, 2008 compared with the same period in the prior year. The increase in facility variable operating expenses was largely due to increased costs at facilities where new beds were placed into service. Additionally, we experienced an increase in legal expenses during the first six months of 2008 compared with the same period in the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies. These increases were mitigated by an abatement during the second quarter of gross receipts taxes resulting from a successful negotiation.
We continually evaluate the profitability of certain management contracts and may elect to terminate such contracts from time to time based on a variety of factors but primarily based on poor operating performance. Although generally more profitable, the operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, that we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Owned and Managed Facilities:
Revenue per compensated man-day	$65.49	$62.37	$65.09	$62.33
Operating expenses per compensated man-day:
Fixed expense	31.14	30.14	31.47	30.40
Variable expense	11.04	11.07	10.71	10.66

Total	42.18	41.21	42.18	41.06

Operating margin per compensated man-day	$23.31	$21.16	$22.91	$21.27

Operating margin	35.6%	33.9%	35.2%	34.1%

Average compensated occupancy	97.3%	99.6%	97.3%	99.2%

Average compensated population	51,121	47,310	50,424	46,782

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Managed Only Facilities:
Revenue per compensated man-day	$39.26	$38.64	$39.26	$38.66
Operating expenses per compensated man-day:
Fixed expense	25.46	24.31	25.55	24.46
Variable expense	8.63	8.71	8.77	8.41

Total	34.09	33.02	34.32	32.87

Operating margin per compensated man-day	$5.17	$5.62	$4.94	$5.79

Operating margin	13.2%	14.5%	12.6%	15.0%

Average compensated occupancy	96.5%	97.9%	96.5%	97.2%

Average compensated population	25,815	25,405	25,816	25,183

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended June 30, 2008 increased to 35.6% compared with 33.9% for the same three-month period in 2007. Additionally, operating margins at our owned and managed facilities for the six months ended June 30, 2008 increased to 35.2% compared with 34.1% for the same six-month period in 2007. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated population during the three and six months ended June 30, 2008 as compared to the same periods in the prior year. The increase in average compensated population was largely the result of placing into service our 1,896-bed Saguaro Correctional Facility in June 2007 and the completion of approximately 2,400 expansion beds at our North Fork Correctional Facility and Tallahatchie County Correctional Facility. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher average per diems than on existing contracts and from annual per diem increases.
The most notable increases in compensated population during 2008 occurred at the Saguaro facility due to its opening in June 2007, the North Fork facility resulting from higher inmate populations from various existing state customers, and the Tallahatchie facility resulting from the receipt of inmate populations from the state of California. Our total revenues increased by $20.7 million and $38.9 million at these three facilities during the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. As a result of the recently completed bed expansions, the North Fork and Tallahatchie facilities also have approximately 1,400 available beds as of June 30, 2008 that are expected to be used to house inmates from our existing state customers.
The Saguaro Correctional Facility was constructed to provide the state of Hawaii the opportunity to consolidate its inmate populations into fewer facilities, while providing us with an additional supply of beds to meet anticipated demand. We completed construction of the Saguaro Correctional Facility in June 2007 at a cost of approximately $102.6 million. While the consolidation of inmates from Hawaii did not result in a significant increase in total inmate populations, the consolidation created additional capacity at our Diamondback and Tallahatchie facilities, which was substantially utilized by additional inmate populations from the states of Arizona and California, respectively, pursuant to new management contracts. The consolidation also created additional capacity at our Red Rock Correctional Center, which was substantially utilized with additional inmate populations from the state of California during the second quarter of 2008.
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

In October 2007, we announced that we would begin construction of our new 3,060-bed La Palma Correctional Center, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $205.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008, and expect to continue to receive additional California inmates through completion of construction, as phases of the facility become available. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.
We currently expect that we will ultimately provide the CDCR up to 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, 360 beds at our Red Rock facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of June 30, 2008, we held 4,297 inmates from the state of California.
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
We have recently experienced delays in the intake of CDCR inmates compared to our previous expectations. These delays have been necessary to ensure that we are in compliance with certain medical requirements as set forth by a federal medical receiver appointed to oversee the healthcare delivery within the California correctional system. However, we continue to expect the CDCR to fully utilize all of the 8,132 beds available under our contract. Although, we can provide no assurance as to the timing of the receipt of inmates from the CDCR, the receipt of which could be delayed as a result of legal challenges, operational disruptions, or for unforeseen circumstances.
As a result of weakness in inmate populations from the District of Columbia, the 1,500-bed D.C. Correctional Treatment Facility experienced a decline in occupancy from 74% during the first six months of 2007 to 58% during the first six months of 2008, negatively impacting margins on our owned and managed business. We are currently in negotiations with the District of Columbia to permit the utilization of available space by the USMS, but can provide no assurance that we will be successful.

Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three months ended June 30, 2008 to 13.2% from 14.5% during three months ended June 30, 2007. Similarly, our managed-only operating margins also decreased during the six months ended June 30, 2008 to 12.6% from 15.0% during the six months ended June 30, 2007. The managed-only business remains very competitive which continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day.
Operating expenses per compensated man-day increased to $34.09 during the second quarter of 2008 from $33.02 during the same period in the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits due in part to annual merit increases as well as increased employee benefits.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, experienced an increase in inmate populations during 2008. During the six months ended June 30, 2008, the facility maintained an average daily inmate population of 672 inmates compared with an average daily inmate population of 571 inmates during the six months ended June 30, 2007, which resulted in an increase in revenue and operating margin at this facility, and partially offset the decline in operating margins at managed-only facilities.
In April 2008, we agreed with the New Mexico Department of Corrections to suspend operations of the 192-bed Camino Nuevo Correctional Center in Albuquerque, New Mexico, and transfer existing populations to our New Mexico Women’s Correctional Facility in Grants, New Mexico. Operations were suspended due to consistently low inmate populations that were not adequate to maintain efficient operations. The Camino Nuevo facility operated at a loss of $0.2 million and $0.5 million during the three and six months ended June 30, 2008, respectively, compared with operating income of $0.1 million and $0.3 million during the three and six months ended June 30, 2007, respectively, inclusive of depreciation expense.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex operated at a loss of $0.5 million and $0.7 million during the three and six months ended June 30, 2008, respectively, compared with operating income of $0.2 million for each of the three and six months ended June 30, 2007, inclusive of depreciation expense. We expect to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the fourth quarter of 2008 for all periods presented.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.

During the three months ended June 30, 2008 and 2007, managed-only facilities generated 10.1% and 12.5%, respectively, of our total facility contribution, compared with 9.9% and 12.8%, for the six months ended June 30, 2008 and 2007, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
General and administrative expense
For the three months ended June 30, 2008 and 2007, general and administrative expenses totaled $19.8 million and $18.8 million, respectively, while general and administrative expenses totaled $39.4 million and $36.1 million, respectively, during the six months ended June 30, 2008 and 2007. General and administrative expenses increased from 2007 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations and to intensify our efforts on developing new bed capacity. Stock-based compensation also increased to $2.1 million during the second quarter of 2008 from $1.8 million during the second quarter of 2007, and to $4.1 million for the first six months of 2008 compared with $3.0 million during the first six months of 2007.
As a result of our intensified efforts to develop new capacity, we incurred charges of $0.1 million during each of the three months ended June 30, 2008 and 2007, and $0.6 million and $0.2 million during the six months ended June 30, 2008 and 2007, respectively, in connection with the abandonment of certain development projects. General and administrative expenses could increase in the future for the write-off of additional pre-acquisition costs we incur in the event we decide to abandon any such projects.
Depreciation and amortization
For the three months ended June 30, 2008 and 2007, depreciation and amortization expense totaled $22.2 million and $18.9 million, respectively. For the six months ended June 30, 2008 and 2007, depreciation and amortization expense totaled $43.6 million and $37.2 million, respectively. The increase in depreciation and amortization from the comparable periods in 2007 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Saguaro Correctional Facility placed into service in June 2007, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization expense to increase in future quarters as we complete additional facility expansion and development projects.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2008 and 2007. Gross interest expense, net of capitalized interest, was $14.7 million and $16.4 million, respectively, for the three months ended June 30, 2008 and 2007 and was $29.5 million and $33.0 million, respectively, for the six months ended June 30, 2008 and 2007. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in future quarters as we utilize our revolving credit facility to fund our expansion and development projects.

Gross interest income was $0.8 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively. Gross interest income was $1.9 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to the lower cash and investment balances, which were used to fund our expansion and development projects.
Capitalized interest was $4.1 million and $1.7 million during the three months ended June 30, 2008 and 2007, respectively, and was $7.7 million and $3.1 million during the six months ended June 30, 2008 and 2007, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
We incurred income tax expense of $23.1 million and $44.8 million for the three and six months ended June 30, 2008, respectively, while we incurred income tax expense of $19.6 million and $39.3 million for the three and six months ended June 30, 2007, respectively.
Our effective tax rate was 38.1% and 38.2% during the three and six months ended June 30, 2008 compared with 37.5% and 37.6% during the three- and six-month periods in the prior year. We currently expect our annual effective tax rate to increase slightly in 2008 compared to 2007 as a result of an increase in our projected taxable income in states with higher statutory tax rates and the full year impact of an adverse change in Texas tax law. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
In August 2006, we announced our intention to expand our Tallahatchie County Correctional Facility in Tutwiler, Mississippi by 360 beds. Based on anticipated demand, we announced in March 2007 that we expected to complete an additional 360-bed expansion at this facility. Both of these expansions were completed during the fourth quarter of 2007. In order to satisfy demand for prison beds for the state of California and/or other state customers, during July 2007 we announced our intention to further expand our Tallahatchie facility by an additional 848 beds to ultimately bring the design capacity at this facility to a total of 2,672 beds. During the second quarter of 2008, we placed 720 beds of the 848-bed expansion into service and expect to complete the remaining 128 beds during the third quarter of 2008. We currently estimate these expansions to cost approximately $93.5 million in the aggregate. As previously described herein, we expect to house up to 2,592 inmates from the state of California at the Tallahatchie facility pursuant to the newest contract with the CDCR.
In May 2007, we announced our intention to expand two of our owned facilities located in Oklahoma based on our expectation of increased demand from the state of Oklahoma and a number of other existing state customers. We are expanding our 1,032-bed Cimarron Correctional Facility in Cushing, Oklahoma and our 1,010-bed Davis Correctional Facility in Holdenville, Oklahoma by 660 beds each. Currently, the state of Oklahoma occupies both facilities which are running at or near full capacity. Both expansions are expected to be completed by the end of the third quarter of 2008 at an estimated total cost of $80.0 million.
In July 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. Construction of the new facility is estimated to be completed during the fourth quarter of 2008 at an estimated cost of approximately $105.0 million. During the second quarter of 2008, we announced that we would increase the size of the Adams County Correctional Center to 2,232 beds at an incremental cost of $30.0 million. We currently expect construction of these beds to also be completed during the fourth quarter of 2008. We do not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.
In October 2007, we announced our intention to construct our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $205.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008, and expect to continue to receive additional California inmates through completion of construction, as phases of the facility become available.
In February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. We have begun construction of our new Trousdale Correctional Center and expect to complete construction of the facility during the fourth quarter of 2009 at an estimated cost of approximately $143.0 million.
In May 2008, we announced that we had been awarded a contract by the Office of the Federal Detention Trustee (“OFDT”) to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas,

Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options. Construction of our Nevada Southern Detention Center is expected to be complete during the fourth quarter of 2009 or first quarter of 2010, at an estimated cost of $83.5 million.
The following table summarizes the aforementioned construction and expansion projects. Estimated costs include pre-acquisition costs (as applicable), land acquisition costs, design and construction costs, capitalized interest, as well as furniture, fixtures, and equipment required to operate the beds:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of June 30, 2008
Facility	beds	completion date	(in thousands)
Tallahatchie County Correctional Facility
Tutwiler, MS	128	Third quarter 2008	$11,957

Cimarron Correctional Facility
Cushing, OK	660	Third quarter 2008	11,960

Davis Correctional Facility
Holdenville, OK	660	Third quarter 2008	6,661

La Palma Correctional Center		Third quarter 2008 -
Eloy, AZ	3,060	First quarter 2009	52,880

Adams County Correctional Center
Adams County, MS	2,232	Fourth quarter 2008	50,739

Trousdale Correctional Center
Hartsville, TN	2,040	Fourth quarter 2009	130,800

Nevada Southern Detention Center
Pahrump, NV	1,072	Fourth quarter 2009	81,317

Total	9,852		$346,314

In addition to the foregoing, the following expansions and development projects were completed during 2007 and the first six months of 2008:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility
Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center
Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Facility
Eloy, AZ	1,896	Second quarter 2007	102,600

Tallahatchie County Correctional Facility	720	Fourth quarter 2007	40,000
Tutwiler, MS	720	Second quarter 2008	45,500

North Fork Correctional Facility
Sayre, OK	960	Fourth quarter 2007	53,000

Eden Detention Center
Eden, TX	129	First quarter 2008	19,500	(1)

Kit Carson Correctional Center
Burlington, CO	720	First quarter 2008	42,000

Bent County Correctional Facility
Las Animas, CO	720	Second quarter 2008	45,000

Leavenworth Detention Center
Leavenworth, KS	266	Second quarter 2008	21,000	(2)

Total	6,587		$392,100

(1)	The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. As of June 30, 2008, we housed 1,537 BOP inmates at the Eden facility.

(2)	The cost included a renovation of the existing building infrastructure to accommodate higher detainee populations.
We continue to pursue additional expansion and development opportunities in order to satisfy increasing demand from existing and potential customers. In order to help ensure the timely completion of pre-fabricated housing units and to help avoid potential increases in costs associated with constructing new bed capacity, during the fourth quarter of 2007, we entered into an agreement with a company to design, fabricate, and install pre-finished concrete modular housing structures for an aggregate cost of $32.7 million. We may terminate the agreement at any time for any reason, including our convenience, without substantial penalty. We have designated $21.7 million for housing structures at several of our new development and expansion projects pursuant to this agreement.
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
During the first six months of 2008, we capitalized $5.4 million of expenditures related to technology, compared with $9.3 million during the first six months of 2007. We expect to incur approximately $7.7 million in information technology expenditures during the remainder of 2008. During 2007, we capitalized $16.2 million of expenditures related to technology. We also currently expect to pay approximately $50.0 million to $55.0 million in federal and state income taxes during 2008, compared with $51.3 million during 2007.
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
As of June 30, 2008, our liquidity was provided by cash on hand of $14.3 million, and $306.4 million available under our $450.0 million revolving credit facility. During the six months ended June 30, 2008 and 2007, we generated $126.0 million and $129.5 million, respectively, in cash through operating activities, and as of June 30, 2008, we had net working capital of $46.7 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We also have an option to increase the availability under the new revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At June 30, 2008, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $110.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 7.0%, while our total weighted average maturity was 4.0 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2008 was $126.0 million, compared with $129.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the six months ended June 30, 2008 was primarily due to the negative fluctuations in working capital.
Investing Activities
Our cash flow used in investing activities was $288.9 million for the six months ended June 30, 2008 and was primarily attributable to capital expenditures during the six-month period of $288.4 million, including expenditures for facility development and expansions of $272.5 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $99.2 million for the six months ended June 30, 2007 and was primarily attributable to capital expenditures during the six-month period of $102.5 million, including expenditures for facility development and expansions of $81.5 million. Cash flow used in investing activities during the first six months of 2007 was net of the release of restricted cash of $5.6 million for collateral previously required for a forward purchase agreement related to the Hardeman County Correctional Facility.
Financing Activities
Our cash flow provided by financing activities was $119.2 million for the six months ended June 30, 2008 and was primarily attributable to $110.0 million of net borrowings from our revolving credit facility, as well as the cash flows associated with the exercising of stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock. Our cash flow provided by financing activities was $21.6 million for the six months ended June 30, 2007 and was primarily attributable to the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2008 (in thousands):

	Payments Due By Year Ended December 31,
	2008
	(remainder)	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$450,000	$110,000	$525,000	$1,085,000
Contractual facility expansions	29,055	45,102	14,131	—	—	—	88,288
Operating leases	2,424	3,508	3,629	3,066	2,089	6,309	21,025

Total contractual cash obligations	$31,479	$48,610	$17,760	$453,066	$112,089	$531,309	$1,194,313

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the six months ended June 30, 2008, we paid $35.0 million in interest, including capitalized interest. We had $33.6 million of letters of credit outstanding at June 30, 2008 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2008 or 2007.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.2 million and $0.3 million, respectively.
As of June 30, 2008, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
The Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 16, 2008. A total of 106,247,331 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.
At the Annual Meeting, the following thirteen nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 101,210,860 votes, or 95% of the shares present at the meeting:

	Shares Voted
Name of Nominee	For	Withheld
William F. Andrews	104,013,894	2,233,437
John D. Ferguson	106,032,987	214,344
Donna M. Alvarado	106,028,840	218,491
Lucius E. Burch, III	106,016,461	230,870
John D. Correnti	106,050,371	196,960
Dennis W. DeConcini	105,952,669	294,662
John R. Horne	106,048,430	198,901
C. Michael Jacobi	105,538,742	708,589
Thurgood Marshall, Jr.	106,047,123	200,208
Charles L. Overby	101,210,860	5,036,471
John R. Prann, Jr.	106,049,536	197,795
Joseph V. Russell	106,041,199	206,132
Henri L. Wedell	106,003,400	243,931
Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

On a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2008, 105,160,231 shares, or 99% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 1,062,290 shares voted against the proposal and 24,810 shares abstained.
On a stockholder proposal for the Company to provide a semi-annual report to stockholders disclosing certain information with respect to the Company’s political contributions and expenditures, 24,731,894 shares, or 23% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 49,268,678 shares voted against the proposal and 18,762,674 shares abstained.

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
Consistent with the foregoing requirements, during the second quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, including (1) the integrated audit of the Company’s 2008 financial statements and internal controls over financial reporting and (2) certain tax services pertaining to federal and state tax issues and opportunities.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

10.1	First Amendment to the Amended and Restated Corrections Corporation of America 2000 Stock Incentive Plan dated May 27, 2008.

10.2	Director and Executive Officer Compensation.

10.3
Second Supplemental Indenture, dated as of December 31, 2004, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Senior Notes due 2011.

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

Date: August 7, 2008	CORRECTIONS CORPORATION OF AMERICA
/s/ John D. Ferguson
John D. Ferguson
Chairman of the Board of Directors and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer