Form 10-Q
period 2008-09-30
CORRECTIONS CORP OF AMERICA
filed 2008-11-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each class of Common Stock as of November 4, 2008:
Shares of Common Stock, $0.01 par value per share: 125,702,097 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$28,736	$57,968
Accounts receivable, net of allowance of $3,059 and $3,914, respectively	242,574	241,116
Deferred tax assets	14,789	12,250
Prepaid expenses and other current assets	20,700	21,133
Assets held for sale	—	7,581
Current assets of discontinued operations	175	615

Total current assets	306,974	340,663

Property and equipment, net	2,456,949	2,086,980

Restricted cash	6,669	6,511
Investment in direct financing lease	13,698	14,503
Goodwill	13,672	13,672
Other assets	21,907	23,411

Total assets	$2,819,869	$2,485,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$219,021	$212,749
Income taxes payable	8,905	964
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	566	728

Total current liabilities	228,782	214,731

Long-term debt, net of current portion	1,155,460	975,677
Deferred tax liabilities	42,884	34,271
Other liabilities	39,505	39,086

Total liabilities	1,466,631	1,263,765

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 125,597 and 124,472 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,256	1,245
Additional paid-in capital	1,589,572	1,568,736
Retained deficit	(237,590)	(348,006)

Total stockholders’ equity	1,353,238	1,221,975

Total liabilities and stockholders’ equity	$2,819,869	$2,485,740

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Management and other	$410,664	$377,069	$1,193,530	$1,085,158
Rental	1,221	1,187	3,617	3,375

	411,885	378,256	1,197,147	1,088,533

EXPENSES:
Operating	292,599	273,450	850,220	778,937
General and administrative	20,866	18,362	60,222	54,497
Depreciation and amortization	23,564	20,074	67,152	57,272

	337,029	311,886	977,594	890,706

OPERATING INCOME	74,856	66,370	219,553	197,827

OTHER EXPENSES (INCOME):
Interest expense, net	15,087	13,249	42,671	40,838
Other income	(360)	(200)	(356)	(281)

	14,727	13,049	42,315	40,557

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	60,129	53,321	177,238	157,270

Income tax expense	(22,038)	(20,170)	(66,765)	(59,275)

INCOME FROM CONTINUING OPERATIONS	38,091	33,151	110,473	97,995

Income (loss) from discontinued operations, net of tax	(200)	104	(57)	432

NET INCOME	$37,891	$33,255	$110,416	$98,427

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.27	$0.89	$0.81
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	$0.30	$0.27	$0.89	$0.81

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.26	$0.87	$0.79
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	$0.30	$0.26	$0.87	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,416	$98,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,152	57,272
Amortization of debt issuance costs and other non-cash interest	2,900	2,972
Deferred income taxes	4,924	4,697
Income tax benefit of equity compensation	(8,800)	(17,672)
Other income	(356)	(281)
Non-cash equity compensation	7,205	5,369
Other non-cash items	674	223
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(499)	22,648
Accounts payable, accrued expenses and other liabilities	22,518	22,823
Income taxes payable	16,741	18,362

Net cash provided by operating activities	222,875	214,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(423,423)	(161,645)
Expenditures for other capital improvements	(23,118)	(32,442)
Decrease in restricted cash	—	5,641
Proceeds from sale of investments	—	10,000
Purchases of investments	—	(3,205)
Proceeds from sale of assets	85	48
Increase in other assets	83	(967)
Payments received on direct financing leases and notes receivable	713	631

Net cash used in investing activities	(445,660)	(181,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	223,500	—
Principal repayments of debt	(43,500)	—
Payment of debt issuance costs	(89)	—
Income tax benefit of equity compensation	8,800	17,672
Purchase and retirement of common stock	(3,367)	(3,579)
Proceeds from exercise of stock options and warrants	8,209	13,328

Net cash provided by financing activities	193,553	27,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,232)	60,322

CASH AND CASH EQUIVALENTS, beginning of period	57,968	29,121

CASH AND CASH EQUIVALENTS, end of period	$28,736	$89,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $11,282 and $4,788 in 2008 and 2007, respectively)	$42,008	$46,269

Income taxes	$39,474	$31,331

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:

Net income	—	—	—	110,416	110,416

Total comprehensive income	—	—	—	110,416	110,416

Issuance of common stock	1	—	19	—	19

Retirement of common stock	(126)	(1)	(3,366)	—	(3,367)

Amortization of deferred compensation, net of forfeitures	(29)	—	4,397	—	4,397

Income tax benefit of equity compensation	—	—	8,800	—	8,800

Stock option compensation expense	—	—	2,789	—	2,789

Restricted stock grant	279	2	(2)	—	—

Stock options exercised	1,000	10	8,199	—	8,209

Balance as of September 30, 2008	125,597	$1,256	$1,589,572	$(237,590)	$1,353,238

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock
			Additional
		Par	Paid-in	Retained
	Shares	Value	Capital	Deficit	Total
Balance as of December 31, 2006	122,084	$1,221	$1,527,608	$(479,148)	$1,049,681

Comprehensive income:

Net income	—	—	—	98,427	98,427

Total comprehensive income	—	—	—	98,427	98,427

Issuance of common stock	1	—	19	—	19

Retirement of common stock	(130)	(1)	(3,578)	—	(3,579)

Amortization of deferred compensation, net of forfeitures	(123)	(1)	3,717	—	3,716

Income tax benefit of equity compensation	—	—	17,672	—	17,672

Stock option compensation expense	—	—	1,634	—	1,634

Warrants exercised	75	1	832	—	833

Restricted stock grant	312	3	(3)	—	—

Stock options exercised	1,832	18	12,477	—	12,495

Cumulative effect of accounting change	—	—	—	(2,231)	(2,231)

Balance as of September 30, 2007	124,051	$1,241	$1,560,378	$(382,952)	$1,178,667

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
1.   ORGANIZATION AND OPERATIONS
As of September 30, 2008, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 45 correctional, detention and juvenile facilities, three of which are leased to other operators. As of September 30, 2008, the Company operated 65 facilities, including 42 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 2,232-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the first quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the first quarter of 2010. Further, during the second quarter of 2008 the Company was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010.
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
3.   GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of September 30, 2008 and December 31, 2007 and was associated with the facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(860)	$873	$(859)
Contract values	(35,688)	28,875	(35,688)	25,977

Total	$(34,815)	$28,015	$(34,815)	$25,118

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2008 and 2007 was $1.2 million and $1.1 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2008 and 2007 was $3.5 million and $3.4 million, respectively. Interest expense associated with the amortization of contract values for the three months ended September 30, 2008 and 2007 was $0.2 million and $0.3 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2008 and 2007 was $0.6 million and $0.9 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (remainder)	$1,166
2009	3,204
2010	2,534
2011	134
2012	134
2013	134

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
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby the DCS prefers to oversee the juveniles at facilities under DCS control, the Company ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. The Company reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008 for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the building and equipment.
The following table summarizes the results of operations for this facility for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUE:
Owned and Managed	$161	$1,664	$3,269	$5,072
EXPENSES:
Owned and Managed	476	1,496	3,354	4,378

OPERATING INCOME (LOSS)	(315)	168	(85)	694
Other income	—	—	2	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(315)	168	(83)	694
Income tax (expense) benefit	115	(64)	26	(262)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(200)	$104	$(57)	$432

In addition to the foregoing, during 2006 and 2005, the Company transferred management of two facilities it did not own to other operators. The Company did not operate either of these facilities, and therefore there were no results of operations, during the three and nine months ended September 30, 2008 and 2007. The assets and liabilities of these two facilities, along with those associated with the management contract with the DCS at the Shelby Training Center, presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2008	December 31, 2007
ASSETS
Accounts receivable	$158	606
Prepaid expenses and other current assets	17	9

Total current assets	$175	$615

LIABILITIES
Accounts payable and accrued expenses	$566	$728

Total current liabilities	$566	$728

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
Pursuant to a re-bid of the management contracts, during September 2008, the Company was notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. The Company currently expects to reclassify the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. The termination of the management contracts is not expected to have a material effect on the Company’s financial statements.

5.   DEBT
Debt outstanding as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates.	$180,000	$-

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.8 million and $1.0 million was unamortized at September 30, 2008 and December 31, 2007, respectively.	200,750	200,967

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	1,155,750	975,967
Less: Current portion of long-term debt	(290)	(290)

	$1,155,460	$975,677

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
The New Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the New Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of September 30, 2008, the Company had $180.0 million of outstanding borrowings under the New Revolving Credit Facility as well as $32.8 million in letters of credit outstanding.

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
None of the banks providing commitments under the New Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the New Revolving Credit Facility would be reduced.
The New Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The New Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of September 30, 2008, the Company was in compliance with all such covenants. In addition, the New Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
6.   STOCKHOLDERS’ EQUITY
Restricted Stock
During the first nine months of 2008, the Company issued 279,000 shares of restricted common stock to the Company’s employees, with an aggregate fair value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 restricted shares to employees whose compensation is charged to operating expense. During 2007, the Company issued 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 shares to employees whose compensation is charged to operating expense.
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
During the three months ended September 30, 2008, the Company expensed $1.5 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2007, the Company expensed $1.2 million, net of forfeitures, relating to restricted common stock

($0.3 million of which was recorded in operating expenses and $0.9 million of which was recorded in general and administrative expenses).
During the nine months ended September 30, 2008, the Company expensed $4.4 million, net of forfeitures, relating to restricted common stock ($0.9 million of which was recorded in operating expenses and $3.5 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2007, the Company expensed $3.7 million, net of forfeitures, relating to restricted common stock ($0.7 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). As of September 30, 2008, 742,000 shares of restricted stock remained outstanding and subject to vesting.
Stock Options
During the nine months ended September 30, 2008, the Company issued to its directors, officers, and executive officers options to purchase 671,000 shares of common stock with an aggregate fair value of $5.1 million, with a weighted average exercise price of $26.61 per share. During 2007, the Company issued to its officers, executive officers, and non-employee directors options to purchase 567,000 shares of common stock with an aggregate fair value of $4.9 million, with a weighted average exercise price of $27.28 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period.
During the three months ended September 30, 2008 and 2007, the Company expensed $1.0 million and $0.7 million, net of forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2008 and 2007, the Company expensed $2.8 million and $1.6 million, net of forfeitures, relating to its outstanding stock options. As of September 30, 2008, options to purchase 4.8 million shares of common stock were outstanding with a weighted average exercise price of $14.14.
Stock Warrants
On August 8, 2007, 75,000 warrants were exercised at a price of $11.10 per share. The holder of such warrants elected to satisfy the cost of the warrants using a net share settlement method, resulting in the issuance of 48,000 shares of stock by the Company. As of September 30, 2008, warrants to purchase approximately 150,000 shares of the Company’s common stock at a price of $11.10 per share remained outstanding and expire on December 31, 2008. On October 23, 2008, the holder of these warrants elected to exercise the warrants using a net share settlement method, resulting in the issuance of 77,000 shares of stock by the Company.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
NUMERATOR
Basic:
Income from continuing operations	$38,091	$33,151	$110,473	$97,995
Income (loss) from discontinued operations, net of taxes	(200)	104	(57)	432

Net income	$37,891	$33,255	$110,416	$98,427

Diluted:
Income from continuing operations	$38,091	$33,151	$110,473	$97,995
Income (loss) from discontinued operations, net of taxes	(200)	104	(57)	432

Diluted net income	$37,891	$33,255	$110,416	$98,427

DENOMINATOR
Basic:
Weighted average common shares outstanding	124,696	122,939	124,366	122,269

Diluted:
Weighted average common shares outstanding	124,696	122,939	124,366	122,269
Effect of dilutive securities:
Stock options and warrants	1,596	2,307	1,722	2,605
Restricted stock-based compensation	255	385	214	329

Weighted average shares and assumed conversions	126,547	125,631	126,302	125,203

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.27	$0.89	$0.81
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	$0.30	$0.27	$0.89	$0.81

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.26	$0.87	$0.79
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	$0.30	$0.26	$0.87	$0.79

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the

“Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $45.3 million at September 30, 2008 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2008, the outstanding principal balance of the bonds exceeded the purchase price option by $11.3 million.
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
The Company’s effective tax rate was approximately 36.7% and 37.7% during the three and nine months ended September 30, 2008, respectively, compared with approximately 37.8% and 37.7% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Income Tax Contingencies
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination.

The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $6.4 million liability recorded for uncertain tax positions as of September 30, 2008, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.7 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
During the third quarter of 2008, the Company was notified that the Internal Revenue Service would commence an audit of the Company’s federal income tax return for the year ended December 31, 2006. The audit has just recently begun and, therefore, it is too early to predict the outcome of the audit.
10.   SEGMENT REPORTING
As of September 30, 2008, the Company owned and managed 42 correctional and detention facilities, and managed 23 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2007 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Owned and managed	$314,351	$279,542	$908,543	$803,875
Managed-only	94,744	93,167	279,195	269,373

Total management revenue	409,095	372,709	1,187,738	1,073,248

Operating expenses:
Owned and managed	206,210	185,489	590,433	530,252
Managed-only	82,082	80,635	243,344	230,485

Total operating expenses	288,292	266,124	833,777	760,737

Facility contribution:
Owned and managed	108,141	94,053	318,110	273,623
Managed-only	12,662	12,532	35,851	38,888

Total facility contribution	120,803	106,585	353,961	312,511

Other revenue (expense):
Rental and other revenue	2,790	5,547	9,409	15,285
Other operating expense	(4,307)	(7,326)	(16,443)	(18,200)
General and administrative	(20,866)	(18,362)	(60,222)	(54,497)
Depreciation and amortization	(23,564)	(20,074)	(67,152)	(57,272)

Operating income	$74,856	$66,370	$219,553	$197,827

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Capital expenditures:
Owned and managed	$108,136	$105,413	$422,694	$208,392
Managed-only	893	4,008	3,644	8,152
Corporate and other	2,455	3,559	8,203	14,302

Total capital expenditures	$111,484	$112,980	$434,541	$230,846

The assets for the reportable segments are as follows (in thousands):

	September 30, 2008	December 31, 2007
Assets:
Owned and managed	$2,542,569	$2,161,332
Managed-only	115,425	121,599
Corporate and other	161,700	202,194
Discounted operations	175	615

Total assets	$2,819,869	$2,485,740

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
OVERVIEW
The Company
As of September 30, 2008, we owned 45 correctional, detention and juvenile facilities, three of which we leased to other operators. As of September 30, 2008, we operated 65 facilities, including 42 facilities that we owned, with a total design capacity of approximately 82,000 beds in 19 states and the District of Columbia. We are also constructing an additional 2,232-bed facility in Adams County, Mississippi that is expected to be completed in the fourth quarter of 2008, a 3,060-bed facility in Eloy, Arizona that is expected to be completed in the first quarter of 2009, and a 2,040-bed facility in Trousdale County, Tennessee that is expected to be completed in the first quarter of 2010. Further, during the second quarter of 2008 we were awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010.
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
Asset impairments. As of September 30, 2008, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets,

other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of September 30, 2008, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples, discounted cash flows, and replacement cost methods. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $6.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Accordingly, we have a valuation allowance of $1.2 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of September 30, 2008, we had $35.5 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of September 30, 2008, we had $15.4 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2006		40	25	3	68

Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 2007	—	(1)	—	(1)
Completion of construction of the Saguaro Correctional Facility	June 2007	1	—	—	1

Facilities as of December 31, 2007		41	24	3	68

Activation of 1,020 beds at the La Palma Correctional Center	July 2008	1	—	—	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	—	(1)	—	(1)

Facilities as of September 30, 2008		42	23	3	68

Our results of operations are also impacted by the number of beds created as a result of expansion projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2007 as a result of facility expansion projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only
Citrus County Detention Facility	First quarter 2007	360	Managed-Only

Crossroads Correctional Center	First quarter 2007	96	Owned

Gadsden Correctional Institution	Third quarter 2007	384	Managed-Only

Bay Correctional Facility	Third quarter 2007	235	Managed-Only

North Fork Correctional Facility	Fourth quarter 2007	960	Owned

Tallahatchie County Correctional Facility	Fourth quarter 2007	720	Owned
	Second quarter 2008	720	Owned

Kit Carson Correctional Center	First quarter 2008	720	Owned

Eden Detention Center	First quarter 2008	129	Owned

Bent County Correctional Facility	Second quarter 2008	720	Owned

Leavenworth Detention Center	Second quarter 2008	266	Owned

Davis Correctional Facility	Third quarter 2008	660	Owned

		5,970

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007
Net income was $37.9 million, or $0.30 per diluted share, for the three months ended September 30, 2008, compared with net income of $33.3 million, or $0.26 per diluted share, for the three months ended September 30, 2007. During the nine months ended September 30, 2008, we generated net income of $110.4 million, or $0.87 per diluted share, compared with net income of $98.4 million, or $0.79 per diluted share, for the nine months ended September 30, 2007.
Net income during the three and nine months ended September 30, 2008 was favorably impacted by the increase in operating income of $8.5 million, or 12.8%, for the three-month period over the same period in the prior year and $21.7 million, or 11.0%, for the nine-month period over the same period in the prior year. Contributing to the increase in operating income during 2008 compared with the previous year was an increase in inmate populations and the commencement of new management contracts, partially offset by increases in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-

day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed were as follows for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue per compensated man-day	$57.23	$54.94	$56.57	$54.27
Operating expenses per compensated man-day:
Fixed expense	30.50	29.25	29.74	28.56
Variable expense	9.83	9.98	9.97	9.91

Total	40.33	39.23	39.71	38.47

Operating margin per compensated man-day	$16.90	$15.71	$16.86	$15.80

Operating margin	29.5%	28.6%	29.8%	29.1%

Average compensated occupancy	95.3%	97.9%	96.3%	98.1%

Average compensated population	77,695	73,740	76,626	72,439

Average compensated population for the quarter ended September 30, 2008 increased 3,955 from 73,740 in the third quarter of 2007 to 77,695 in the third quarter of 2008. The increase in average compensated population resulted primarily from the placement of 5,514 expansion beds into service since the end of the second quarter of 2007, and the opening and subsequent ramp-up in populations at our 1,896-bed Saguaro Correctional Facility in June 2007. Further, we also commenced operation at our La Palma Correctional Center by placing 1,020 beds into service during July 2008.
State revenues increased $28.8 million, or 15.5%, from $185.2 million for the three months ended September 30, 2007 to $214.0 million for the three months ended September 30, 2008, and $88.1 million, or 16.8%, from $525.6 million for the nine months ended September 30, 2007 to $613.7 million for the nine months ended September 30, 2008. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds. We are monitoring the challenges faced by our customers as a result of the downturn in the economy and the unusual financial environment. Although this environment increases the level of uncertainty in the short-term, we believe the long-term implications are very positive as states may defer or cancel plans for adding new prison bed capacity, which should ensure a continuation of the supply and demand imbalance that has been benefiting the private prison industry.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 41% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively, increasing 5.4%, from $443.2 million during the nine months ended September 30, 2007 to $467.1 million during the nine months ended September 30, 2008. Similar to business from our state customers, we were successful in achieving per diem increases under several of our federal management contracts as a result of a strong demand for prison beds.
Operating expenses totaled $292.6 million and $273.5 million for the three months ended September 30, 2008 and 2007, respectively, while operating expenses for the nine months ended September 30, 2008 and 2007 totaled $850.2 million and $778.9 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult and juvenile correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods increased 4.3% from $29.25 in 2007 to $30.50 in 2008. Fixed expenses per compensated man-day during the nine-month periods increased 4.1% from $28.56 in 2007 to $29.74 in 2008 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses during both the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, facility salaries and benefits expense increased $17.3 million and $50.6 million, respectively. Salaries and benefits increased most notably at the aforementioned facilities such as our Saguaro facility that opened in June 2007, our La Palma facility that opened in July 2008, and at our North Fork and Tallahatchie facilities where expansion beds were placed into service.
Fixed costs per compensated man-day will be negatively impacted as we commence operations at newly developed facilities or as we hire additional staff at facilities we expand until the occupancy at such facilities reach stabilized levels. Further, as we fill our available beds, the opportunity to leverage our fixed costs, such as salaries and benefits, over a larger inmate population will be diminished. While we have also experienced tightening labor markets for staff, a softening economy could provide relief.
Although facility variable expenses decreased $0.15 per compensated man-day during the three-month period in the current year compared with the prior year, facility variable expenses increased $0.06 per compensated man-day during the nine months ended September 30, 2008 compared with the same period in the prior year. The increase in facility variable operating expenses during the nine-month period was largely due to increased costs at facilities where new beds were placed into service. Additionally, we experienced an increase in legal expenses during the first nine months of 2008 compared with the same period in the prior year. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Owned and Managed Facilities:
Revenue per compensated man-day	$66.14	$63.67	$65.35	$62.68
Operating expenses per compensated man-day:
Fixed expense	32.84	31.39	31.82	30.63
Variable expense	10.55	10.85	10.65	10.72

Total	43.39	42.24	42.47	41.35

Operating margin per compensated man-day	$22.75	$21.43	$22.88	$21.33

Operating margin	34.4%	33.7%	35.0%	34.0%

Average compensated occupancy	94.2%	97.5%	96.0%	98.4%

Average compensated population	51,664	47,726	50,738	46,976

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Managed Only Facilities:
Revenue per compensated man-day	$39.56	$38.93	$39.36	$38.75
Operating expenses per compensated man-day:
Fixed expense	25.86	25.32	25.66	24.76
Variable expense	8.41	8.37	8.65	8.40

Total	34.27	33.69	34.31	33.16

Operating margin per compensated man-day	$5.29	$5.24	$5.05	$5.59

Operating margin	13.4%	13.5%	12.8%	14.4%

Average compensated occupancy	97.7%	98.6%	96.9%	97.7%

Average compensated population	26,031	26,014	25,888	25,463

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended September 30, 2008 increased to 34.4% compared with 33.7% for the same three-month period in 2007. Additionally, operating margins at our owned and managed facilities for the nine months ended September 30, 2008 increased to 35.0% compared with 34.0% for the same nine-month period in 2007. The increase in operating margins at our owned and managed facilities is largely the result of the increase in the average compensated population during the three and nine months ended September 30, 2008 as compared to the same periods in the prior year. The increase in average compensated population was largely the result of placing into service our 1,896-bed Saguaro Correctional Facility in June 2007 and the completion of approximately 2,400 expansion beds at our North Fork Correctional Facility and Tallahatchie County Correctional Facility. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher average per diems than on existing contracts and from annual per diem increases.
The most notable increases in inmate populations during 2008 occurred at the Saguaro facility due to its opening in June 2007, the North Fork facility resulting from higher inmate populations from various existing state customers, and the Tallahatchie facility resulting from the receipt of inmate populations from the state of California. Our total revenues increased by $17.2 million and $56.1 million at these three facilities during the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. As a result of the recently completed bed expansions, the North Fork and Tallahatchie facilities also have approximately 1,800 available beds as of September 30, 2008 that are expected to be used to house inmates from state customers.
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
On October 5, 2007, we announced that we had entered into a new agreement with the California Department of Corrections and Rehabilitation (“CDCR”) for the housing of up to 7,772 inmates from the state of California. The new contract replaced and superseded the previous contract we had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, we now have a contract that provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the contract at each facility that houses CDCR inmates.
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
We currently expect that we will ultimately provide the CDCR approximately 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, 360 beds at our Red Rock facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of September 30, 2008, we held approximately 5,100 inmates from the state of California.
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
As a result of weakness in inmate populations from the District of Columbia, the 1,500-bed D.C. Correctional Treatment Facility experienced a decline in occupancy from 74% during the first nine months of 2007 to 61% during the first nine months of 2008, and from 74% during the third quarter of 2007 to 69% during the third quarter of 2008, negatively impacting margins on our owned and managed business. We have recently agreed with the District of Columbia to permit the utilization of available space by the USMS.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three months ended September 30, 2008 to 13.4% from 13.5% during three months ended September 30, 2007. Similarly, our managed-only operating margins also decreased during the nine months ended September 30, 2008 to 12.8% from 14.4% during the nine months ended September 30, 2007. The managed-only business remains very competitive which continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased 1.6% during both the three- and nine-month periods of 2008 compared with the same periods in the prior year.
Operating expenses per compensated man-day increased 1.7% to $34.27 during the third quarter of 2008 from $33.69 during the same period in the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits largely due to annual merit increases.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
During the three months ended September 30, 2008 and 2007, managed-only facilities generated 10.5% and 11.8%, respectively, of our total facility contribution, compared with 10.1% and 12.4%, for the nine months ended September 30, 2008 and 2007, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
In April 2008, we agreed with the New Mexico Department of Corrections to suspend operations of the 192-bed Camino Nuevo Correctional Center in Albuquerque, New Mexico, and transfer existing populations to our New Mexico Women’s Correctional Facility in Grants, New Mexico. Operations were suspended due to consistently low inmate populations that were not adequate to maintain efficient operations. The Camino Nuevo facility operated at a loss of $0.1 million and $0.6 million during the three and nine months ended September 30, 2008, respectively, compared with operating income of $17,000 and $0.3 million during the three and nine months ended September 30, 2007, respectively, inclusive of depreciation expense. During the third quarter of 2008, we mutually agreed with the New Mexico Department of Corrections to terminate the management contract for the Camino Nuevo Correctional Center.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex operated at a loss of $0.3 million and $1.0 million during the three and nine months ended September 30, 2008, respectively, compared with operating income of $0.7 million and $0.8 million during the three and nine months ended September 30, 2007 respectively, inclusive of depreciation expense. We expect to reclassify the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the fourth quarter of 2008 for all periods presented.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. We currently expect to reclassify the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. Revenue and operating expenses for these two facilities was $3.1 million and $2.9 million for the three months ended September 30, 2008 compared with revenue and operating expenses of $3.0 million and $2.9 million for the three months ended September 30, 2007. Revenue and operating expenses for these two facilities was $9.3 million and $8.4 million for the nine months ended September 30, 2008 compared with revenue and operating expenses of $8.9 million and $8.2 million for the nine months ended September 30, 2007.
General and administrative expense
For the three months ended September 30, 2008 and 2007, general and administrative expenses totaled $20.9 million and $18.4 million, respectively, while general and administrative expenses totaled $60.2 million and $54.5 million, respectively, during the nine months ended September 30, 2008 and 2007. General and administrative expenses increased from 2007 primarily as a result of an increase in salaries and benefits for an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations and to intensify our efforts on developing new bed capacity. Stock-based compensation also increased to $2.2 million during the third quarter of 2008 from $1.6 million during the third quarter of 2007, and to $6.3 million for the first nine months of 2008 compared with $4.6 million during the first nine months of 2007.
As a result of our intensified efforts to develop new capacity, we incurred charges of $0.4 million and $7,000 during the three months ended September 30, 2008, and 2007, respectively and $1.0 million and $0.2 million during the nine months ended September 30, 2008 and 2007, respectively, in connection with the abandonment of certain development projects. General and administrative expenses could increase in the future for the write-off of additional pre-acquisition costs we incur in the event we decide to abandon any such projects.
Depreciation and amortization
For the three months ended September 30, 2008 and 2007, depreciation and amortization expense totaled $23.6 million and $20.1 million, respectively. For the nine months ended September 30, 2008 and 2007, depreciation and amortization expense totaled $67.2 million and $57.3 million, respectively. The increase in depreciation and amortization from the comparable periods in 2007 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Saguaro Correctional Facility placed into service in June 2007 and our La Palma Correctional Center where we activated 1,020 beds in July 2008, and the additional depreciation on our investments in technology and other capital expenditures. We currently expect depreciation and amortization expense to increase in future quarters as we complete additional facility expansion and development projects.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2008 and 2007. Gross interest expense, net of capitalized interest, was $15.9 million and $16.4 million, respectively, for the three months ended September 30, 2008 and 2007 and was $45.4 million and $49.3 million, respectively, for the nine months ended September 30, 2008 and 2007. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in future quarters as we utilize our revolving credit facility to fund our expansion and development projects. Further as a result of tightening credit markets, interest rates applicable to our revolving credit facility have increased.
Gross interest income was $0.8 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively. Gross interest income was $2.7 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to the lower cash and investment balances, which were used to fund our expansion and development projects.
Capitalized interest was $3.6 million and $1.7 million during the three months ended September 30, 2008 and 2007, respectively, and was $11.3 million and $4.8 million during the nine months ended September 30, 2008 and 2007, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
We incurred income tax expense of $22.0 million and $66.8 million for the three and nine months ended September 30, 2008, respectively, while we incurred income tax expense of $20.2 million and $59.3 million for the three and nine months ended September 30, 2007, respectively.
Our effective tax rate was 36.7% and 37.7% during the three and nine months ended September 30, 2008 compared with 37.8% and 37.7% during the three- and nine-month periods in the prior year. We currently expect our annual effective tax rate in 2008 to remain relatively consistent with the effective tax rate in 2007, as increases in our projected taxable income in states with higher statutory tax rates and the full year impact of an adverse change in Texas tax law are expected to be substantially offset by an increase in state tax credits resulting from certain tax planning strategies. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
In July 2007, we announced the commencement of construction of a new 1,668-bed correctional facility in Adams County, Mississippi. During the second quarter of 2008, we announced that we would increase the size of the Adams County Correctional Center to 2,232 beds. Construction of the new Adams County facility is estimated to be completed during the fourth quarter of 2008 at an estimated aggregate cost of approximately $130.0 million. In February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. We have begun construction of our new Trousdale Correctional Center and expect to complete construction of the facility during the first quarter of 2010 at an estimated cost of approximately $143.0 million. We do not currently have a management contract to utilize either of these facilities, but will market the new beds to various existing and potential customers.
In October 2007, we announced our intention to construct our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We expect to complete construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $205.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California at this facility during the third quarter of 2008, and expect to continue to receive additional California inmates through completion of construction, as phases of the facility become available.
In May 2008, we announced that we were awarded a contract by the Office of the Federal Detention Trustee (“OFDT”) to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options. Construction of our Nevada Southern Detention Center is expected to be complete during the second quarter of 2010, at an estimated cost of $83.5 million.
The following table summarizes the aforementioned construction and expansion projects. Estimated costs include pre-acquisition costs (as applicable), land acquisition costs, design and construction costs, capitalized interest, as well as furniture, fixtures, and equipment required to operate the beds:

			Estimated remaining
			cost to complete as of
	No. of	Estimated	September 30, 2008
Facility	beds	completion date	(in thousands)
La Palma Correctional Center		Third quarter 2008 -
Eloy, AZ	3,060	First quarter 2009	$20,765

Adams County Correctional Center Adams County, MS	2,232	Fourth quarter 2008	21,845

Trousdale Correctional Center Hartsville, TN	2,040	First quarter 2010	121,967

Nevada Southern Detention Center Pahrump, NV	1,072	Second quarter 2010	71,035

Total	8,404		$235,612

In addition to the foregoing, the following expansions and development projects were completed during 2007 and during 2008:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Facility Eloy, AZ	1,896	Second quarter 2007	102,600

Tallahatchie County Correctional Facility	720	Fourth quarter 2007	40,000
Tutwiler, MS	720	Second quarter 2008	45,500
	128	Fourth quarter 2008	8,000

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	53,000

Eden Detention Center Eden, TX	129	First quarter 2008	19,500	(1)

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	42,000

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	45,000

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	21,000	(2)

Cimarron Correctional Facility Cushing, OK	660	Fourth quarter 2008	40,000

Davis Correctional Facility Holdenville, OK	660	Third quarter 2008	40,000

Total	8,035		$480,100

(1)	The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. These beds were substantially occupied by the end of the second quarter of 2008.

(2)	The cost included a renovation of the existing building infrastructure to accommodate higher detainee populations.
We continue to pursue additional expansion and development opportunities in order to satisfy increasing demand from existing and potential customers. In order to help ensure the timely completion of pre-fabricated housing units and to help avoid potential increases in costs associated with constructing new bed capacity, during the fourth quarter of 2007, we entered into an agreement with a company to design, fabricate, and install pre-finished concrete modular housing structures for an aggregate cost of $32.7 million. We may terminate the agreement at any time for any reason, including our convenience, without substantial penalty. We have designated $22.0 million for housing structures at several of our new development and expansion projects pursuant to this agreement.
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
During the first nine months of 2008, we capitalized $23.1 million of facility maintenance and technology related expenditures, compared with $32.5 million during the first nine months of 2007. We expect to incur approximately $20.3 million in facility maintenance and information technology expenditures during the remainder of 2008. We also currently expect to pay approximately $55.0 million in federal and state income taxes during 2008, compared with $51.3 million during 2007. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008 signed into law in February 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005.
During December 2007, we entered into a new $450.0 million senior secured revolving credit facility arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The new senior secured revolving credit facility replaces our previous $250.0 million revolving credit facility. The new revolving credit facility will be utilized to fund development projects in anticipation of increasing demand by existing and potential new customers, as well as for working capital, capital expenditures and general corporate purposes. At our option, interest on outstanding borrowings is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on our leverage ratio. The revolving credit facility currently bears interest at a base rate plus a margin of 0.00% or a LIBOR plus a margin of 0.75%.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of September 30, 2008, our liquidity was provided by cash on hand of $28.7 million, and $237.2 million available under our $450.0 million revolving credit facility. During the nine months ended September 30, 2008 and 2007, we generated $222.9 million and $214.8 million, respectively, in cash through operating activities, and as of September 30, 2008, we had net working capital of $78.2 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until May 2011. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we have an effective “shelf” registration statement under which we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. None of the banks providing commitments under the revolving credit facility have failed to fund borrowings we have requested. However, we can provide no assurance that all of the banks in our lending group will continue to operate as a going concern in the future.
If any of the banks that have made commitments under the revolving credit facility were to fail, it is possible that the capacity under our revolving credit facility would be reduced. In the unlikely event that the availability under our revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our development and expansion initiatives. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our revolving credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing construction projects. Although we believe we would be able to obtain additional capital if needed, such alternatives in the current market would likely be on terms less favorable than our existing terms, which could have a material effect on our consolidated financial position, results of operations, and cash flows.
At September 30, 2008, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $180.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.8%, while our total weighted average maturity was 3.8 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2008 was $222.9 million, compared with $214.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the nine months ended September 30, 2008 was primarily due to the increase in operating income caused by an increase in inmate populations under our management.
Investing Activities
Our cash flow used in investing activities was $445.7 million for the nine months ended September 30, 2008 and was primarily attributable to capital expenditures during the nine-month period of $446.5 million, including expenditures for facility development and expansions of $423.4 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $181.9 million for the nine months ended September 30, 2007 and was primarily attributable to capital expenditures during the nine-month period of $194.1 million, including expenditures for facility development and expansions of $161.6 million. Cash flow used in investing activities during the first nine months of 2007 was net of the release of restricted cash of $5.6 million for collateral previously required for a forward purchase agreement related to the Hardeman County Correctional Facility and also net of $10.0 million of proceeds from the sale of investments.
Financing Activities
Our cash flow provided by financing activities was $193.6 million for the nine months ended September 30, 2008 and was primarily attributable to $180.0 million of net borrowings from our revolving credit facility, as well as the cash flows associated with the exercising of stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock. Our cash flow provided by financing activities was $27.4 million for the nine months ended September 30, 2007 and was primarily attributable to the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2008 (in thousands):

	Payments Due By Year Ended December 31,
	2008
	(remainder)	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$450,000	$180,000	$525,000	$1,155,000
Contractual facility expansions	5,457	59,553	12,164	—	—	—	77,174
Operating leases	489	3,508	3,629	3,066	2,089	6,309	19,090

Total contractual cash obligations	$5,946	$63,061	$15,793	$453,066	$182,089	$531,309	$1,251,264

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48, as defined below, as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. During the nine months ended September 30, 2008, we paid $53.3 million in interest, including capitalized interest. We had $32.8 million of letters of credit outstanding at September 30, 2008 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2008 or 2007.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.4 million and $0.6 million, respectively.
As of September 30, 2008, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in the 2007 Form 10-K, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the 2007 Form 10-K and in this Report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.
The following risk factor is updated from the 2007 Form 10-K to reflect updated or additional risks and uncertainties.
We may be affected by general macroeconomic conditions.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. The Company can provide no assurance that all of the banks that have made commitments under its revolving credit facility will continue to operate as a going concern in the future.
If any of the banks in the lending group were to fail, it is possible that the capacity under the revolving credit facility would be reduced. In the event that the availability under the revolving credit facility was reduced significantly, the Company could be required to obtain capital from alternate sources in order to continue with its development and expansion initiatives. The Company’s options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the revolving credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of the Company’s existing construction projects. Such alternatives in the current market would likely be on terms less favorable than under existing terms, which could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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
Consistent with the foregoing requirements, during the third quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for non-audit services, as defined by the SEC, including certain tax services pertaining to the audit by the Internal Revenue Service of the Company’s 2006 federal income tax return.

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
Date: November 6, 2008

/s/ John D. Ferguson
John D. Ferguson
Chairman of the Board of Directors and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer