Form 10-K
period 2008-12-31
CORRECTIONS CORP OF AMERICA
filed 2009-02-25
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☒
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $3,330,002,705 as of June 30, 2008, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the Registrant’s Common Stock outstanding on February 23, 2009 was 119,967,827.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, currently scheduled to be held on May 14, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2008

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:
•	general economic and market conditions, including the impact governmental budgets can have on our diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business including, but not limited to, judicial challenges regarding the transfer of California inmates to out-of-state private correctional facilities; and

•	the availability of debt and equity financing on terms that are favorable to us.
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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 64 correctional and detention facilities, including 44 facilities that we own, with a total design capacity of approximately 85,000 beds in 19 states and the District of Columbia. Further, during the second quarter of 2008 we were awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new 1,072-bed correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010. We also own two additional correctional facilities that we lease to third-party operators.
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
Our website address is www.correctionscorp.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report.
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2008, 2007, and 2006, federal correctional and detention authorities represented 39%, 41%, and 40%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.
Our management services contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2008, 2007, and 2006, the average compensated occupancy of our facilities, based on rated capacity, was 95.5%, 98.2%, and 95.0%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued. As a result of recently completed bed development, we had seven facilities that provided us with approximately 6,200 available beds as of December 31, 2008, including primarily 2,232 beds at our new Adams County Correctional Center in Mississippi, as well as expansion beds at three of our Oklahoma facilities, two of our Colorado facilities, and our Tallahatchie County Correctional Facility located in Mississippi.
Focus on Delivering New Bed Capacity
As a result of demand for prison beds from both our federal and state customers and the utilization of a significant portion of our existing available beds, we intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. During 2008, we completed construction of our new 2,232-bed Adams County Correctional Center and began development of a 1,072-bed correctional facility located in Nevada. During 2008, we also completed 2,040 beds at our new La Palma Correctional Center, with the final 1,020 beds completed during the first quarter of 2009. This 3,060-bed facility is expected to be fully utilized by the State of California Department of Corrections and Rehabilitation (“CDCR”). Further, we expanded seven of the facilities we own by an aggregate of 4,000 beds.
Although the demand for prison beds in the short term could be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. Accordingly, we are actively pursuing a number of additional sites for new prison development and are evaluating potential opportunities for further expansions.
Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 92% of the facilities we operated at December 31, 2008 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or the ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.
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

We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 60 of the facilities we operated as of December 31, 2008) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.
Our Quality Assurance Department independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Quality Assurance Department consists of two major sections. The first is the Research and Data Analysis Section which collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Data Analysis Section provides timely, independently generated performance and trend data to senior management. The second major section within the Quality Assurance Department is the Operational Audit Section. This section consists of two full time audit teams comprised of subject matter experts from all the major discipline areas within institutional operations. These two audit teams conduct rigorous, on site annual evaluations of each facility within the Company with only minimal or no advance notice.  Highly specialized, discipline specific audit tools, containing over 800 audited items, are employed in this detailed, comprehensive process.  The results of these on site evaluations are used to discern areas of strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process.  The Company has devoted significant resources to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements, outside agency and accrediting organization standards. Quality Assurance closely monitors all efforts by our facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We currently provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. During the years ended December 31, 2008, 2007, and 2006, TransCor generated total consolidated revenue of $6.9 million, $14.2 million, and $15.1 million, respectively, comprising 0.4%, 1.0%, and 1.2% of our total consolidated revenue in each respective year. We believe TransCor provides a complementary service to our core business that enables us to quickly respond to our customers’ transportation needs.
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
Facilities and Facility Management Contracts
We own 46 correctional and detention facilities in 14 states and the District of Columbia, three of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 20 correctional and detention facilities owned by government agencies. The segment disclosures are included in Note 17 of the Notes to the Financial Statements. The following table sets forth all of the facilities which we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2009 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center	USMS	2,304	Multi	Detention	September 2013	(3) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

Florence Correctional Center	USMS	1,824	Multi	Correctional	September 2013	(3) 5 year
Florence, Arizona

La Palma Correctional Center	State of California	2,040	Medium	Correctional	June 2011	Indefinite
Eloy, Arizona

Red Rock Correctional Center	State of Alaska	1,596	Medium	Correctional	June 2009	(5) 1 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Medium	Correctional	June 2009	(1) 2 year
Eloy, Arizona

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
California City Correctional Center	BOP	2,304	Medium	Correctional	September 2009	(1) 1 year
California City, California

San Diego Correctional Facility (D)	ICE	1,154	Minimum/	Detention	June 2011	(4) 3 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	June 2009	(1) 1 year
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	June 2009	(1) 1 year
Olney Springs, Colorado

Huerfano County Correctional Center (E)	State of Colorado	752	Medium	Correctional	June 2009	(1) 1 year
Walsenburg, Colorado

Kit Carson Correctional Center	State of Colorado	1,488	Medium	Correctional	June 2009	(1) 1 year
Burlington, Colorado

Coffee Correctional Facility (F)	State of	1,524	Medium	Correctional	June 2009	(20) 1 year
Nicholls, Georgia	Georgia

McRae Correctional Facility	BOP	1,524	Medium	Correctional	November 2009	(3) 1 year
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (F)	State of	1,524	Medium	Correctional	June 2009	(20) 1 year
Alamo, Georgia	Georgia

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	December 2011	(3) 5 year
Leavenworth, Kansas

Lee Adjustment Center	State of Vermont	816	Minimum/	Correctional	June 2009	(2) 2 year
Beattyville, Kentucky			Medium

Marion Adjustment Center	Commonwealth of	826	Minimum	Correctional	June 2009	(2) 2 year
St. Mary, Kentucky	Kentucky

Otter Creek Correctional Center (G)	Commonwealth of	656	Minimum/	Correctional	July 2009	(3) 2 year
Wheelwright, Kentucky	Kentucky		Medium

Prairie Correctional Facility	State of Washington	1,600	Medium	Correctional	August 2009	Indefinite
Appleton, Minnesota

Adams County Correctional Center	Various State or	2,232	Medium	Correctional	—	—
Adams County, Mississippi	Federal Customers

Tallahatchie County Correctional	State of	2,672	Medium	Correctional	June 2011	Indefinite
Facility (H)	California
Tutwiler, Mississippi

Crossroads Correctional Center (I)	State of Montana	664	Multi	Correctional	August 2009	(5) 2 year
Shelby, Montana

Cibola County Corrections Center	BOP	1,129	Medium	Correctional	September 2009	(1) 1 year
Milan, New Mexico

New Mexico Women’s Correctional	State of	596	Multi	Correctional	June 2009	—
Facility	New Mexico
Grants, New Mexico

Torrance County Detention Facility	USMS	910	Multi	Detention	Indefinite	—
Estancia, New Mexico

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Northeast Ohio Correctional Center	BOP	2,016	Medium	Correctional	May 2009	(3) 2 year
Youngstown, Ohio

Cimarron Correctional Facility (J)	State of Oklahoma	1,692	Medium	Correctional	June 2009	—
Cushing, Oklahoma

Davis Correctional Facility (J)	State of Oklahoma	1,670	Medium	Correctional	June 2009	—
Holdenville, Oklahoma

Diamondback Correctional Facility	State of	2,160	Medium	Correctional	May 2009	(3) 1 year
Watonga, Oklahoma	Arizona

North Fork Correctional Facility	State of California	2,400	Medium	Correctional	June 2011	Indefinite
Sayre, Oklahoma

West Tennessee Detention Facility	USMS	600	Multi	Detention	February 2010	—
Mason, Tennessee

Shelby Training Center	—	200	Secure	Juvenile	—	—
Memphis, Tennessee

Whiteville Correctional Facility (K)	State of Tennessee	1,536	Medium	Correctional	September 2008	(2) 1 year
Whiteville, Tennessee

Bridgeport Pre-Parole Transfer Facility	State of	200	Medium	Correctional	February 2010	(1) 1 year
Bridgeport, Texas	Texas

Eden Detention Center	BOP	1,422	Medium	Correctional	April 2011	(3) 2 year
Eden, Texas

Houston Processing Center	ICE	905	Medium	Detention	March 2009	—
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Indefinite	—
Laredo, Texas			Medium

Webb County Detention Center	USMS	480	Medium	Detention	November 2012	(1) 5 year
Laredo, Texas

Mineral Wells Pre-Parole Transfer Facility	State of	2,103	Minimum	Correctional	February 2010	(1) 1 year
Mineral Wells, Texas	Texas

T. Don Hutto Residential Center	ICE	512	Non-secure	Detention	Indefinite	—
Taylor, Texas

D.C. Correctional Treatment Facility (L)	District of Columbia	1,500	Medium	Detention	March 2017	—
Washington, D.C.

Managed Only Facilities:

Bay Correctional Facility	State of	985	Medium	Correctional	June 2010	Indefinite
Panama City, Florida	Florida

Citrus County Detention Facility	Citrus County,	760	Multi	Detention	September 2015	Indefinite
Lecanto, Florida	Florida

Gadsden Correctional Institution	State of	1,520	Minimum/	Correctional	June 2010	Indefinite
Quincy, Florida	Florida		Medium

Hernando County Jail	Hernando County,	876	Multi	Detention	October 2010	—
Brooksville, Florida	Florida

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Lake City Correctional Facility	State of	893	Secure	Correctional	June 2009	Indefinite
Lake City, Florida	Florida

Idaho Correctional Center	State of	1,270	Minimum/	Correctional	June 2009	—
Boise, Idaho	Idaho		Medium

Marion County Jail	Marion County,	1,030	Multi	Detention	December 2017	(1) 10 year
Indianapolis, Indiana	Indiana

Winn Correctional Center	State of Louisiana	1,538	Medium/	Correctional	March 2009	—
Winnfield, Louisiana			Maximum

Delta Correctional Facility	State of Mississippi	1,172	Minimum/Medium	Correctional	July 2009	—
Greenwood, Mississippi

Wilkinson County Correctional Facility	State of Mississippi	1,000	Medium	Correctional	July 2009	—
Woodville, Mississippi

Elizabeth Detention Center	ICE	300	Minimum	Detention	September 2011	(4) 3 year
Elizabeth, New Jersey

Silverdale Facilities	Hamilton County,	1,046	Multi	Detention	December 2008	Indefinite
Chattanooga, Tennessee	Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	June 2010	(1) 2 year
Clifton, Tennessee

Metro-Davidson County Detention Facility	Davidson County,	1,092	Multi	Detention	July 2009	—
Nashville, Tennessee	Tennessee

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	May 2009	(3) 3 year
Whiteville, Tennessee

B. M. Moore Correctional Center (M)	State of	500	Minimum/	Correctional	January 2009	—
Overton, Texas	Texas		Medium

Bartlett State Jail	State of	1,049	Minimum/	Correctional	January 2010	(1) 1 year
Bartlett, Texas	Texas		Medium

Bradshaw State Jail	State of	1,980	Minimum/	Correctional	January 2010	(1) 1 year
Henderson, Texas	Texas		Medium

Dawson State Jail	State of	2,216	Minimum/	Correctional	January 2010	(1) 1 year
Dallas, Texas	Texas		Medium

Diboll Correctional Center (M)	State of	518	Minimum/	Correctional	January 2009	—
Diboll, Texas	Texas		Medium

Lindsey State Jail	State of	1,031	Minimum/	Correctional	January 2010	(1) 1 year
Jacksboro, Texas	Texas		Medium

Willacy State Jail	State of	1,069	Minimum/	Correctional	January 2010	(1) 1 year
Raymondville, Texas	Texas		Medium

Leased Facilities:

Leo Chesney Correctional Center	Cornell	240	Minimum	Owned/Leased	September 2010	—
Live Oak, California	Corrections

Queensgate Correctional Facility (N)	—	850	Medium	Owned/Leased	—	—
Cincinnati, Ohio

Community Education Partners (O)	Community Education	—	Non-secure	Owned/Leased	June 2009	(4) 1 year
Houston, Texas	Partners

(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2008. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego.

(E)	The facility is subject to a purchase option held by Huerfano County which grants Huerfano County the right to purchase the facility upon an early termination of the contract at a price generally equal to the cost of the facility plus 80% of the percentage increase in the Consumer Price Index, cumulated annually.

(F)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between us and the GDOC.

(G)	The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.

(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period, and which amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.

(I)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.

(J)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.

(K)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(L)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease, ownership of the facility automatically reverts to the District of Columbia.

(M)	Pursuant to a re-bid of the management contracts, the Texas Department of Criminal Justice transferred the management of the 500-bed B.M. Moore Correctional Center and the 518-bed Diboll Correctional Center to another operator, upon the expiration of the management contracts on January 16, 2009.

(N)	During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility. We believe the County elected to terminate the lease effective January 1, 2009, due to funding issues experienced by the County.

(O)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.
Facilities Under Construction or Development
In October 2007, we announced the commencement of construction of our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We completed construction of the new La Palma Correctional Center during the first quarter of 2009 at a total cost of approximately $200.00 million. We opened a portion of the new facility and began receiving inmates from the state of California at this facility during the third quarter of 2008.
In May 2008, we announced that we were awarded a contract by the Office of the Federal Detention Trustee (“OFDT”), the federal agency responsible for managing and regulating federal detention programs, to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options. We will commence construction of our new Nevada Southern Detention Center upon receipt of a Notice to Proceed from the OFDT. We currently expect construction to be completed during the second quarter of 2010, at an estimated total cost of $83.5 million.
In early 2008, we also announced our intention to construct a new 2,040-bed correctional facility in Trousdale County, Tennessee.  However, we have temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers.  We will continue to monitor our customers’ needs, and could promptly resume construction of the facility.  Currently, resumption could occur at little or no incremental cost from our original estimate.
Business Development
We are currently the nation’s largest provider of outsourced correctional management services. We believe we manage nearly 50% of all beds under contract with private operators of correctional and detention facilities in the United States.
Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional facilities in the United States. Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 39%, 41%, and 40% of total revenue in 2008, 2007, and 2006, respectively. The BOP, USMS, and ICE were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 12%, 13%, and 15% of total revenue for 2008, 2007, and 2006, respectively. The USMS accounted for 14%, 14%, and 15% of total revenue for 2008, 2007, and 2006, respectively. ICE accounted for 13%, 13%, and 11% of total revenue for 2008, 2007, and 2006, respectively. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.
In addition, business from our state customers, which constituted 52% of total revenue during 2008 and 49% of total revenue during each of the years 2007 and 2006, increased 15.6% from $719.6 million during 2007 to $831.9 million during 2008, as we experienced an increase in demand from the state of California. While we believe we have been successful in expanding our relationships with existing customers, we have also begun to provide correctional services to states that have not previously utilized the private sector for their correctional needs, demonstrated by the increase in revenue generated by the state of California, a new customer in 2006.
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

We generally receive inquiries from or on behalf of government agencies that are considering outsourcing the management of certain facilities or that have already decided to contract with a private enterprise. When we receive such an inquiry, we determine whether there is an existing need for our services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of outsourcing. Based on the findings, an initial cost analysis is conducted to further determine project feasibility.
Frequently, government agencies responsible for correctional and detention services procure goods and services through solicitations or competitive procurements. As part of our process of responding to such requests, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response. A typical solicitation or competitive procurement requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, which terms include the price at which its services are to be provided.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We believe we manage nearly 50% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.
Available Beds within Our Existing Facilities. As of December 31, 2008, as a result of recently completed bed expansions and new facility development projects we had seven facilities which had vacancies and provided us with approximately 6,200 available beds. Further, there were approximately 2,400 additional available beds at nine of our other facilities as of December 31, 2008.
Development and Expansion Opportunities. As a result of persistent demand from both our federal and state customers, the utilization of a significant portion of our available beds, and the expectation of an environment that continues to be constrained by a lack of available supply of prison beds, we intensified our efforts to deliver new bed capacity through development of new prison facilities and the expansion of certain of our existing facilities.
During 2008 we completed construction of a new 2,232-bed correctional facility, continued construction and placed into service 2,040 beds at our new La Palma Correctional Center, and commenced construction of two additional new facilities to address the demand for prison beds. The Adams County Correctional Center is a 2,232-bed correctional facility in Adams County, Mississippi that was completed during the fourth quarter of 2008 that we will market to various existing and potential customers. The La Palma Correctional Center is a 3,060-bed correctional facility that we expect to be fully utilized by the state of California. During 2008, we opened 2,040 beds at the La Palma facility and completed the remaining 1,020 beds in the first quarter of 2009. Further, during the second quarter of 2008 we were awarded a contract by the OFDT to design, build, and operate a new

1,072-bed correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010.
During 2008, we also completed expansions at seven of the facilities we own, increasing the capacity of such facilities by an aggregate of 4,000 beds. Although the demand for prison beds could be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. Accordingly, we are actively pursuing a number of additional sites for new prison development and are evaluating the potential opportunities of further expansions.
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
Financial Flexibility. As of December 31, 2008, we had cash on hand of $34.1 million and $191.3 million available (net of $9.3 million of unfunded borrowings and $1.1 million of letters of credit issued by Lehman Brothers Commercial Bank, which committed $15.0 million under our revolving credit facility, declared bankruptcy in 2008, and is no longer funding borrowing requests) under our $450.0 million revolving credit facility, and no debt maturities until May 2011. During the year ended December 31, 2008, we generated $273.6 million in cash through operating activities, and as of December 31, 2008, we had net working capital of $146.5 million. As a “well-known seasoned issuer”, as currently defined by the SEC, we have the ability to file a “shelf” registration statement that automatically becomes effective enabling us to issue debt and equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At December 31, 2008, the interest rates on all our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $217.2 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.5%, while our total weighted average debt maturity was 3.6 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
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

Own and Operate High Quality Correctional and Detention Facilities. We believe that our customers choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality services provided. Approximately 92% of the facilities we operated as of December 31, 2008 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of over 24 years of corrections experience and an average tenure of approximately 12 years with us.
Offer Compelling Value. We believe that our customers also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our customers by reducing their correctional services costs and allowing them to avoid making large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. We also intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities we operate differ with respect to security levels, ages, genders, and cultures of inmates, we focus on the particular needs of an inmate population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.
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
Capital Strategy
We believe the success of our business strategy and recent financing transactions have provided us with the financial flexibility to take advantage of various opportunities as they arise. During 2008, 2007, and 2006, we generated cash flow from operating activities of $273.6 million, $250.9 million, and $172.0 million, respectively. During December 2007, we entered into a $450.0 million senior secured revolving credit facility which, based on our current leverage ratio, currently bears interest at a base rate or LIBOR plus a margin of 0.75%, and matures in December 2012. As of December 31, 2008, we had cash on hand of $34.1 million and $191.3 million available under our revolving credit facility. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until May 2011.
During 2008 and the first quarter of 2009, we placed into service 9,295 new beds at facilities we own through new development and expansion projects at an aggregate cost of approximately $587.0 million. During 2008, we also commenced development and purchased land for a new 1,072-bed detention facility in Nevada. We will commence construction of this facility upon receipt of a Notice to Proceed from the OFDT and currently expect construction to be completed during the second quarter of 2010 at an aggregate cost of approximately $83.5 million.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock through purchases from time to time in the open market or through privately negotiated transactions, in accordance with SEC requirements. Given current market conditions, we believe that it is appropriate to use a portion of our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Funds for the repurchase of shares are expected to come primarily from cash on hand, borrowings under our credit facility and cash from operating activities. We believe we have the ability to fund the stock repurchase program as well as our capital expenditure requirements, including the construction projects under development, maintenance and information technology capital expenditures, working capital and debt service requirements with cash on hand, cash from operating activities and borrowings available under our revolving credit facility, while maintaining liquidity. During 2008, we purchased 1.1 million shares of common stock under the repurchase program for $16.6 million at an average price of $15.55 per share. The Board’s authorization expires December 31, 2009.
As a result of current economic conditions and uncertainty in the capital markets, credit markets have tightened over the past year and the ability to obtain new capital has become more challenging and more expensive. We will continue to monitor the overall economy and state of the capital markets very closely, to help ensure that we maintain liquidity to fund our business and take advantage of new opportunities as they arise. We have the ability to promptly reduce or suspend our stock repurchase program and delay certain of our existing construction projects. If needed, we believe we would also be able to access the public capital markets, although new financing in the current market would likely be on terms less favorable than our existing terms.
The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our customers’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2008):
Growing United States Prison Population. The annual growth rate of the federal and state prison population increased 1.8% for the year ended December 31, 2007, which was slightly less than the average annual growth rate of 2.0% from 2000 to 2006. During 2007, the total number of prisoners under federal jurisdiction increased 3.4%, while state prison populations increased 1.5%. Federal agencies are collectively our largest customer and accounted for 39% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2008. During 2007, total prison populations increased more rapidly than the U.S. resident population. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—increased from 501 prisoners per 100,000 U.S. residents in 2006 to 506 prisoners per 100,000 U.S. residents in 2007. From 2000 through 2007, the imprisonment rate increased from 475 per 100,000 U.S. residents to 506 per 100,000 U.S. residents. During these seven years, the number of sentenced prisoners increased by 15% while the general population increased by 6.4%.
Prison Overcrowding. The significant growth of the prison population in the United States has led to overcrowding in the state and federal prison systems. In 2007, at least 19 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 36% above capacity at December 31, 2007.
According to the “Public Safety, Public Spending” report issued by Pew Charitable Trusts on February 14, 2007, prison populations are expected to grow by more than 153,000 inmates by the end of 2011. The “Public Safety, Public Spending” report also forecasts that inmate populations of the 20 states with which we currently do business will grow by nearly 80,000 by 2011, or about two-thirds of the projected total state inmate population growth. Based on this report, other publicly available data, and our own proprietary research, we do not currently believe that our customers will be able to develop the capacity needed to accommodate their demand for prison beds.
Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2007 was approximately 126,000. At December 31, 2007, 15.7% of federal inmates and 6.8% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 102%, while the number of state inmates held in private facilities has increased approximately 32%. Twenty-one states had at least 5% of their prison population held in private facilities at December 31, 2007. Six states, all of which are our customers, housed at least 25% of their prison population in private facilities as of December 31, 2007 — New Mexico (42%), Montana (38%), Hawaii (36%), Wyoming (30%), Alaska (30%), and Idaho (27%).
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
Government Regulation
Business Regulations
The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Failure to comply with these regulations can result in material penalties or non-renewal or termination of facility management contracts.
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
Environmental Matters
Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional and detention facilities, we have been subject to these laws, ordinances, and regulations as the result of our operation and management of correctional and detention facilities. Phase I environmental assessments have been obtained on substantially all of the properties we currently own. We are not aware of any environmental matters that are expected to materially affect our financial condition or results of operations; however, if such matters are detected in the future, the costs of complying with environmental laws may adversely affect our financial condition and results of operations.
Health Insurance Portability and Accountability Act of 1996 and Privacy and Security Requirements
In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA was designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance, and protect the privacy and security of health-related information.
Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates and selected other employees primarily associated with our employee medical plans. Further, the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) requires the Department of Health and Human Services (“DHHS”) to issue regulations requiring health care providers and other covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website posting. This reporting obligation will apply broadly to breaches involving unsecured individually identifiable health-related information and will become effective 30 days from the date DHHS issues these regulations.
Violations of the HIPAA regulations could result in significant civil and criminal penalties. Further, the ARRA provides for minimum penalties as well as increased maximum penalties and authorizes state attorneys general to bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information and other identifying information. For example, various state laws and regulations require providers and other entities to notify affected individuals in the event of a data breach involving certain types of individually identifiable health or financial information. Further, health care providers are subject to many state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. These statutes vary and could impose additional penalties.
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

Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience. Although we have experienced improvements in claims experience in both employee medical and workers’ compensation, we are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.
Employees
As of December 31, 2008, we employed approximately 17,400 employees. Of such employees, approximately 360 were employed at our corporate offices and approximately 17,040 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.
Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.
We have not experienced a strike or work stoppage at any of our facilities. Approximately 775 employees at three of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.
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

ITEM 1A. RISK FACTORS.
As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved. In addition, we are also currently subject to risks associated with our indebtedness. The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.
Risks Related to Our Business and Industry
Our results of operations are dependent on revenues generated by our jails, prisons, and detention facilities, which are subject to the following risks associated with the corrections and detention industry.
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues are generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2008, 2007, and 2006 was 95.5%, 98.2%, and 95.0%, respectively. Occupancy rates may, however, decrease below these levels in the future.
We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures have been compounded by the current economic downturn. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our customers could reduce inmate population levels in facilities we manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.
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
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 33 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired (2) or are currently scheduled to expire (31) on or before December 31, 2009. See “Business — Facility Portfolio — Facilities and Facility Management contracts.” Although we currently expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Governmental agencies typically may also terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.
Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.
Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require us to have sufficient capital resources to compete effectively. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain the capital resources when needed. A prolonged downturn in the financial credit markets could make it more difficult to obtain capital resources at favorable rates of return or obtain capital resources at all.

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
Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain specific types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with whom we have contracts. New federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of facility management contracts, and suspension or debarment from contracting with certain governmental entities.
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
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 39% of our total revenues for the fiscal year ended December 31, 2008 ($629.3 million). The USMS accounted for 14% of our total revenues for the fiscal year ended December 31, 2008 ($221.7 million), ICE accounted for 13% of our total revenues for the fiscal year ended December 31, 2008 ($209.5 million), and the BOP accounted for 12% of our total revenues for the fiscal year ended December 31, 2008 ($198.2 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.
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
The success of our business depends in large part on the ability and experience of our senior management. The unexpected loss of any of these persons could materially adversely affect our business and operations.
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
Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.
As of December 31, 2008, we employed 17,400 employees. Approximately 775 of our employees at three of our facilities, or less than 5% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. The anticipated proposed Employee Free Choice Act (“EFCA”), if enacted, could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.
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
In addition, our focus on facility development and expansions poses an increased risk, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2008, the facilities subject to these options generated $263.1 million in revenue (16.5% of total revenue) and incurred $187.0 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, ownership of two of our facilities (that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 8 to 10 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2008, the facilities subject to reversion generated $72.5 million in revenue (4.5% of total revenue) and incurred $51.1 million in operating expenses.
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
We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Increases in surety costs could adversely affect our operating results if we are unable to effectively pass along such increases to our customers. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our revolving credit facility, which could entail higher costs even if such borrowing capacity was available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.
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
We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $1,192.9 million. Our indebtedness could have important consequences. For example, it could:
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
The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2008, we had $191.3 million of additional borrowing capacity available under our $450.0 million revolving credit facility. In addition, we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. Lehman Brothers Commercial Bank, which holds a $15.0 million share in our revolving credit facility, is a defaulting lender under the terms of the credit agreement. To date, Lehman has funded $4.6 million that remains outstanding as of December 31, 2008. This balance will be repaid on a pro-rata basis whenever we repay any LIBOR-based loans. To the extent that their funding is reduced, it will not be replaced. Going forward, we do not expect to have access to incremental funding from Lehman. Further, to the extent we obtain additional letters of credit under the facility, we will be required to provide cash collateral on a pro-rata basis to reflect the inability of Lehman to fulfill its commitments.
We can provide no assurance that the remaining banks that have made commitments under our revolving credit facility will continue to operate as a going concern in the future. If any of the remaining banks in the lending group were to fail, it is possible that the capacity under the revolving credit facility would be further reduced. In the event that the availability under the revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) reducing or suspending the stock repurchase program, (ii) delaying certain capital expenditure projects, (iii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the revolving credit facility, or (iv) accessing the public capital markets. Such alternatives in the current market would likely be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The properties we owned at December 31, 2008 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this annual report.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 13, 2009 the last reported sale price of our common stock was $10.80 per share and there were approximately 4,500 registered holders and approximately 59,000 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock as adjusted for the Company’s 2-for-1 stock split in July 2007.
Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2008
First Quarter	$29.65	$22.92
Second Quarter	$28.82	$24.35
Third Quarter	$29.40	$23.00
Fourth Quarter	$24.99	$11.86

FISCAL YEAR 2007
First Quarter	$27.11	$21.66
Second Quarter	$32.99	$26.15
Third Quarter	$33.40	$24.08
Fourth Quarter	$31.58	$24.97
Dividend Policy
During the years ended December 31, 2008 and 2007, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes and our senior secured revolving credit agreement, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.
Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value) of
	Total		as Part of	Shares that May
	Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs (1)
October 1, 2008 – October 31, 2008	—	—	—	—
November 1, 2008 – November 30, 2008	235,496	$15.27	235,496	$146,403,503
December 1, 2008 – December 31, 2008	829,175	$15.63	829,175	$133,447,412
Total	1,064,671	$15.55	1,064,671	$133,447,412

(1)	On November 14, 2008, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $150 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through the end of 2009. As of December 31, 2008, the Company had repurchased a total of 1.1 million common shares at an aggregate cost of approximately $16.6 million.
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2008, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 are included in this annual report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
STATEMENT OF OPERATIONS:	2008	2007	2006	2005	2004
Revenue:
Management and other	$1,594,068	$1,451,751	$1,299,174	$1,161,876	$1,094,252
Rental	4,838	4,562	4,207	3,991	3,845

Total revenue	1,598,906	1,456,313	1,303,381	1,165,867	1,098,097

Expenses:
Operating	1,124,002	1,036,087	947,946	873,500	827,499
General and administrative	80,308	74,399	63,593	57,053	48,186
Depreciation and amortization	90,809	78,539	67,323	59,571	54,328
Goodwill impairment	—	554	—	—	—

Total expenses	1,295,119	1,189,579	1,078,862	990,124	930,013

Operating income	303,787	266,734	224,519	175,743	168,084

Other (income) expense:
Interest expense, net	59,404	53,776	58,783	63,928	69,177
Expenses associated with debt refinancing and recapitalization transactions	—	—	982	35,269	101
Other (income) expense	292	(308)	(260)	263	943

Income from continuing operations before income taxes	244,091	213,266	165,014	76,283	97,863
Income tax expense	(92,127)	(80,460)	(60,645)	(26,479)	(39,380)

Income from continuing operations	151,964	132,806	104,369	49,804	58,483
Income (loss) from discontinued operations, net of taxes	(1,023)	567	870	318	4,060

Net income	150,941	133,373	105,239	50,122	62,543
Distributions to preferred stockholders	—	—	—	—	(1,462)

Net income available to common stockholders	$150,941	$133,373	$105,239	$50,122	$61,081

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Basic earnings per share:
Income from continuing operations	$1.22	$1.08	$0.87	$0.43	$0.54
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.01	—	0.04

Net income available to common stockholders	$1.21	$1.09	$0.88	$0.43	$0.58

Diluted earnings per share:
Income from continuing operations	$1.21	$1.06	$0.85	$0.42	$0.49
Income (loss) from discontinued operations, net of taxes	(0.01)	—	0.01	—	0.03

Net income available to common stockholders	$1.20	$1.06	$0.86	$0.42	$0.52

Weighted average common shares outstanding:
Basic	124,464	122,553	119,714	115,426	105,178
Diluted	126,250	125,381	123,058	120,846	119,342

	December 31,
BALANCE SHEET DATA:	2008	2007	2006	2005	2004
Total assets	$2,871,374	$2,485,740	$2,250,860	$2,086,313	$2,023,078
Total debt	$1,192,922	$975,967	$976,258	$975,636	$1,002,295
Total liabilities	$1,491,015	$1,263,765	$1,201,179	$1,169,682	$1,207,084
Stockholders’ equity	$1,380,359	$1,221,975	$1,049,681	$916,631	$815,994

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
OVERVIEW
We currently operate 64 facilities, including 44 facilities that we own, with a total design capacity of approximately 85,000 beds in 19 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.
We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. These pressures have been compounded by the severe downturn in the economy, the duration and depth of which are currently unknown. We currently expect the corresponding governmental budgetary challenges that have resulted to impact our operations in 2009. We have recently been requested by certain customers to reduce the per diem rates they currently pay us. As our customers struggle to meet their unprecedented budgetary challenges, we may be requested by additional customers to reduce our existing per diem contract rates, or forego prospective increases to those rates. We are developing plans to help meet our customers’ need for reduced corrections costs and will work to create mutually acceptable solutions tailored to the needs of each customer, while attempting to limit the impact on our margins.
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
As a result of recently completed bed development, we had seven facilities that provided us with approximately 6,200 available beds as of December 31, 2008, including primarily 2,232 beds at our new Adams County Correctional Center in Mississippi, as well as recently completed expansions at three of our Oklahoma facilities, two of our Colorado facilities, and our Tallahatchie County Correctional Facility located in Mississippi. We expect these expansions to be utilized by a combination of new and existing customers. As a result of demand from both our federal and state customers, the utilization of a significant portion of our available beds, and the expectation of an environment that continues to be constrained with a limited supply of available prison beds, we intensified our efforts to deliver new bed capacity through the development of new prison facilities and the expansion of certain of our existing facilities.
We have previously announced construction of four new facilities to address the demand for prison beds. The Adams County Correctional Center is a 2,232-bed correctional facility in Adams County, Mississippi that was completed during the fourth quarter of 2008 that we will market to various existing and potential customers. The La Palma Correctional Center is a 3,060-bed correctional facility located in Eloy, Arizona that we expect to be fully utilized by the state of California. During the third quarter 2008, we opened portions of the La Palma facility as they were completed and began receiving inmates from the state of California. We completed the remaining 1,020 beds in the first quarter of 2009. Further, during the second quarter of 2008 we were awarded a contract by the Office of Federal Detention Trustee (OFDT) to design, build, and operate a new 1,072-bed correctional facility in Pahrump, Nevada. We will commence construction of the Nevada Southern Detention Center upon receipt of a Notice to Proceed from the OFDT. The Nevada Southern Detention Center is currently expected to be completed during the second quarter of 2010. In early 2008, we also announced our intention to construct a new 2,040-bed correctional facility in Trousdale County, Tennessee.  However, we have temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers.  We will continue to monitor our customers’ needs, and could promptly resume construction of the facility.  Currently, resumption could occur at little or no incremental cost from our original estimate. We are also actively pursuing a number of additional sites for new prison development and are evaluating the potential opportunities of further expansions.
We also remain steadfast in our efforts to contain costs. Approximately 64% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we have been successful in reducing workers’ compensation costs and containing medical benefits costs for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Finally, we constantly seek to identify ways to reduce the cost of the basic goods and services we purchase, such as utilities management programs and innovative purchasing arrangements.
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
Asset impairments. As of December 31, 2008, we had $2.5 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, establishes accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. We perform our impairment tests during the fourth quarter, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
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
We have approximately $6.7 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Accordingly, we have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of December 31, 2008 and 2007, we had $34.3 million and $34.2 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2008 and 2007, we had $15.3 million and $12.1 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2008, 2007, and 2006, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2006		40	25	3	68
Expiration of the management contract for the Liberty County Jail/Juvenile Center	January 2007	—	(1)	—	(1)
Completion of construction of the Saguaro Correctional Facility	June 2007	1	—	—	1

Facilities as of December 31, 2007		41	24	3	68

Activation of 2,040 beds at the La Palma Correctional Center	July & October 2008	1	—	—	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	—	(1)	—	(1)
Expiration of the management contract for the Bay County Jail and Annex	October 2008	—	(1)	—	(1)
Completion of construction of the Adams County Correctional Center	December 2008	1	—	—	1

Facilities as of December 31, 2008		43	22	3	68

Our results of operations are also impacted by the number of beds created as a result of expansion projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2007 as a result of facility expansion projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only
Citrus County Detention Facility	First quarter 2007	360	Managed-Only
Crossroads Correctional Center	First quarter 2007	96	Owned
Gadsden Correctional Institution	Third quarter 2007	384	Managed-Only
Bay Correctional Facility	Third quarter 2007	235	Managed-Only
North Fork Correctional Facility	Fourth quarter 2007	960	Owned
Tallahatchie County Correctional Facility	Fourth quarter 2007	720	Owned
	Second quarter 2008	720	Owned
	Fourth quarter 2008	128	Owned
Kit Carson Correctional Center	First quarter 2008	720	Owned
Eden Detention Center	First quarter 2008	129	Owned
Bent County Correctional Facility	Second quarter 2008	720	Owned
Leavenworth Detention Center	Second quarter 2008	266	Owned
Davis Correctional Facility	Third quarter 2008	660	Owned
Cimarron Correctional Facility	Fourth quarter 2008	660	Owned
Silverdale Facilities	Fourth quarter 2008	128	Managed-Only

		6,886

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
During the year ended December 31, 2008, we generated net income of $150.9 million, or $1.20 per diluted share, compared with net income of $133.4 million, or $1.06 per diluted share, for the previous year. Contributing to the increase in net income for 2008 compared to the previous year was an increase in operating income of $37.1 million, from $266.7 million during 2007 to $303.8 million during 2008 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, and represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2008 and 2007:

	For the Years Ended
	December 31,
	2008	2007
Revenue per compensated man-day	$57.07	$54.62
Operating expenses per compensated man-day:
Fixed expense	29.68	28.54
Variable expense	10.04	10.00

Total	39.72	38.54

Operating margin per compensated man-day	$17.35	$16.08

Operating margin	30.4%	29.4%

Average compensated occupancy	95.5%	98.2%

Average compensated population	75,986	72,050

Our operating margins for the year ended December 31, 2008 increased to 30.4% compared with 29.4% for the prior year. The increase in operating margins is largely the result of the increase in the average compensated population during the year ended December 31, 2008 as compared to the prior year. Also contributing to the increased operating margin during 2008, our revenue per compensated man-day increased 4.5% from $54.62 during 2007 to $57.07 during 2008. This increase in revenue per compensated man-day resulted from new contracts at higher average per diems than on existing contracts and from per diem increases we received on existing contracts.
Average compensated population increased 3,936 from 72,050 during the year ended December 31, 2007 to 75,986 during the year ended December 31, 2008. The increase in average compensated population resulted primarily from the placement of 6,886 expansion beds into service since January 2007, and the opening and subsequent ramp-up in populations at our 1,896-bed Saguaro Correctional Facility in June 2007. Further, we also commenced operation at our La Palma Correctional Center by placing 2,040 beds into service during the third and fourth quarters of 2008 and substantially filled those beds with inmates from the state of California.
Our total facility management revenue increased by $150.8 million, or 10.5%, during 2008 compared with 2007 resulting primarily from an increase in revenue of approximately $78.5 million generated by an increase in the average daily compensated population during 2008. The remaining increase in facility management revenue was primarily driven by the rate increase of 4.5% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
State revenues increased $112.4 million, or 15.6%, from $719.6 million for the year ended December 31, 2007 to $831.9 million for the year ended December 31, 2008. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds. We are monitoring the challenges faced by our customers as a result of the downturn in the economy and the unusual financial environment. Although this environment increases the level of uncertainty in the short-term, we believe the long-term implications are very positive as states may defer or cancel plans for adding new prison bed capacity, which should ensure a continuation of the supply and demand imbalance that has been benefiting the private prison industry.

Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business, increasing $35.3 million, or 5.9% from $593.6 million in 2007 to $628.9 million in 2008. Our federal customers generated 39% and 41% of our total revenue for the years ended December 31, 2008 and 2007, respectively. Similar to business from our state customers, we were successful in achieving per diem increases under several of our federal management contracts as a result of a strong demand for prison beds.
Operating expenses totaled $1,124.0 million and $1,036.1 million for the years ended December 31, 2008 and 2007, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the year ended December 31, 2008 increased 4.0% from $28.54 in 2007 to $29.68 in 2008 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses. During 2008, salaries and benefits expense at our correctional and detention facilities increased $65.2 million from 2007, most notably as a result of an increase in staffing levels at the aforementioned facilities such as our Saguaro facility that opened in June 2007, our La Palma facility that opened in July 2008, and at our North Fork and Tallahatchie facilities where expansion beds were placed into service.
Fixed costs per compensated man-day will be negatively impacted as we commence operations at newly developed facilities or as we hire additional staff at facilities we expand until the occupancy at such facilities reach stabilized levels. Further, as we fill our available beds, the opportunity to leverage our fixed costs, such as salaries and benefits, over a larger inmate population will be diminished. While we have historically experienced tight labor markets for correctional officers and nursing staff, the downturn in the economy could provide relief.
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

	For the Years Ended
	December 31,
	2008	2007
Owned and Managed Facilities:
Revenue per compensated man-day	$65.85	$63.01
Operating expenses per compensated man-day:
Fixed expense	31.96	30.67
Variable expense	10.79	10.79

Total	42.75	41.46

Operating margin per compensated man-day	$23.10	$21.55

Operating margin	35.1%	34.2%

Average compensated occupancy	94.5%	98.3%

Average compensated population	51,005	47,450

Managed Only Facilities:
Revenue per compensated man-day	$39.13	$38.43
Operating expenses per compensated man-day:
Fixed expense	25.02	24.43
Variable expense	8.50	8.48

Total	33.52	32.91

Operating margin per compensated man-day	$5.61	$5.52

Operating margin	14.3%	14.4%

Average compensated occupancy	97.8%	98.2%

Average compensated population	24,981	24,600

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the year ended December 31, 2008 increased to 35.1% compared with 34.2% for 2007. The increase in operating margins at our owned and managed facilities is primarily attributable to the increase in the average compensated population during the year ended December 31, 2008 as compared to the prior year. The increase in average compensated population was largely the result of placing into service our 1,896-bed Saguaro Correctional Facility in June 2007, placing 2,040 beds into service at our La Palma Correctional Center during July and October 2008, and the completion of approximately 2,500 expansion beds at our North Fork Correctional Facility and Tallahatchie County Correctional Facility. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher average per diem rates than on existing contracts and from annual per diem increases.
The most notable increases in inmate populations during 2008 occurred at the Saguaro Correctional Facility, which opened in 2007, the La Palma Correctional Center, which opened during 2008, and the North Fork facility resulting from higher inmate populations from various existing state customers, and the Tallahatchie facility resulting from the receipt of inmate populations from the state of California. Our total revenues increased by $78.0 million at these four facilities during the year ended December 31, 2008 compared to the prior year. As a result of the recently completed bed expansions, the North Fork and Tallahatchie facilities also have approximately 1,700 available beds as of December 31, 2008 that are expected to be used to house inmates from state customers.

The Saguaro Correctional Facility was constructed to provide the state of Hawaii the opportunity to consolidate its inmate populations into fewer facilities, while providing us with an additional supply of beds to meet anticipated demand. We completed construction of the Saguaro Correctional Facility in June 2007. While the consolidation of inmates from Hawaii did not result in a significant increase in total inmate populations, the consolidation created additional capacity at our Diamondback and Tallahatchie facilities, which was substantially utilized by additional inmate populations from the states of Arizona and California, respectively, pursuant to new management contracts. The consolidation also created additional capacity at our Red Rock Correctional Center, which was substantially utilized with additional inmate populations from the state of California during the second quarter of 2008.
On October 5, 2007, we announced that we had entered into a new agreement with the State of California Department of Corrections and Rehabilitation, or CDCR, for the housing of up to 7,772 inmates from the state of California. The new contract replaced and superseded the previous contract we had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, we now have a contract that provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the new contract at each facility that houses CDCR inmates.
In October 2007, we announced that we would begin construction of our new 3,060-bed La Palma Correctional Center, which we expect to be fully utilized by the CDCR. We completed construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $200.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.
We currently expect that we will ultimately provide the CDCR approximately 960 beds at our Florence Correctional Center, 80 beds at our West Tennessee Detention Facility, 2,592 beds at our Tallahatchie facility, 1,080 beds at our North Fork facility, 360 beds at our Red Rock facility, and 3,060 beds at the new La Palma facility, with the final transfer from California occurring during the second quarter of 2009. As of December 31, 2008, we held approximately 6,200 inmates from the state of California.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. Legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. If transfers from California are limited as a result of one or more of these proceedings, we would market the beds designated for the CDCR, including those that are provided at our new La Palma Correctional Center, to other federal and state customers. While we currently believe we would ultimately be able to fill a substantial portion of such beds, the utilization would likely be at a much slower pace.
As a result of weakness in inmate populations from the District of Columbia, the 1,500-bed D.C. Correctional Treatment Facility experienced a decline in occupancy from 72% during 2007 to 62% during 2008, negatively impacting margins on our owned and managed business. We have recently agreed with the District of Columbia to permit the utilization of available space at this facility by the USMS. The 1,600-bed Prairie Correctional Facility also experienced a reduction in inmate populations resulting from the state of Minnesota opening a new state facility which resulted in the transfer of approximately 300 Minnesota inmates back to the state facility since August 2008, with further reductions expected in 2009. These inmate transfers have resulted in a decline in revenue and operating margin at the Prairie facility and also results in having approximately 460 beds at this facility available for new or existing customers as of December 31, 2008.
Managed-Only Facilities
Our operating margins decreased slightly at managed-only facilities during the year ended December 31, 2008 to 14.3% from 14.4% during the year ended December 31, 2007. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased 1.8% during the year ended December 31, 2008 compared with the prior year.
Operating expenses per compensated man-day increased 1.9% to $33.52 during the year ended December 31, 2008 from $32.91 during the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits largely due to annual salary increases. Additionally, we experienced an increase in legal expenses at managed-only facilities during 2008 compared with 2007. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
During the years ended December 31, 2008 and 2007, managed-only facilities generated 10.6% and 11.7%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
In April 2008, we agreed with the New Mexico Department of Corrections to suspend operations of the 192-bed Camino Nuevo Correctional Center in Albuquerque, New Mexico, and transfer existing populations to our New Mexico Women’s Correctional Facility in Grants, New Mexico. Operations were suspended due to consistently low inmate populations that were not adequate to maintain efficient operations. During the third quarter of 2008, we mutually agreed with the New Mexico Department of Corrections to terminate the management contract for the Camino Nuevo Correctional Center. The Camino Nuevo facility operated at a loss of $0.6 million and an operating profit $0.1 million during the years ended December 31, 2008 and 2007, respectively, inclusive of depreciation expense.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. We currently expect to reclassify the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of the management contracts in the first quarter of 2009 for all periods presented. Revenue and operating expenses for these two facilities was $12.5 million and $11.3 million for the year ended December 31, 2008 compared with revenue and operating expenses of $11.9 million and $11.0 million for the year ended December 31, 2007.

General and administrative expense
For the years ended December 31, 2008 and 2007, general and administrative expenses totaled $80.3 million and $74.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from 2007 primarily as a result of an increase in salaries and benefits resulting from an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations and to intensify our efforts on developing new bed capacity. Also as a result of our intensified efforts to develop new capacity, we incurred charges of $1.7 million during 2008 in connection with the abandonment of certain development projects. We incurred $0.3 million of such expenses in 2007. General and administrative expenses could increase in the future for the write-off of additional pre-acquisition costs in the event we decide to abandon any such projects.
General and administrative expenses were also higher as a result of an increase of $2.0 million of stock-based compensation awarded to employees. For the year ended December 31, 2008, we recognized approximately $8.5 million of general and administrative expense for stock-based compensation compared with $6.5 million of stock-based compensation expense recognized during the year ended December 31, 2007.
Depreciation and amortization
For the years ended December 31, 2008 and 2007, depreciation and amortization expense totaled $90.8 million and $78.5 million, respectively. The increase in depreciation and amortization from 2007 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Saguaro Correctional Facility placed into service in June 2007 and our La Palma Correctional Center where we activated 1,020 beds in July 2008 and another 1,020 beds in October 2008. We currently expect depreciation and amortization to increase in 2009 as we recognize the full year impact of these facility expansion and development projects, and as we commence depreciation on our newly constructed Adams County Correctional Center.
Goodwill impairment
During the fourth quarter of 2007, in connection with our annual budgeting process and annual goodwill impairment analysis, we recognized a goodwill impairment charge of $1.5 million related to the management of two of our managed-only facilities. This impairment charge resulted from poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method. During 2008, we exercised our option to terminate one of the management contracts upon expiration of the contract in the fourth quarter of 2008, and thus the goodwill impairment charge was reported as discontinued operations as discussed further hereafter.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2008 and 2007. Gross interest expense, net of capitalized interest, was $62.8 million and $64.5 million, respectively, for the years ended December 31, 2008 and 2007. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Further, we expect capitalized interest to decline in future periods as many of our facility development and expansion projects have been completed during 2007 and 2008.

Gross interest income was $3.4 million and $10.8 million, respectively, for the years ended December 31, 2008 and 2007. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to lower cash and investment balances during 2008 compared with 2007 which were used to fund our expansion and development projects.
Capitalized interest was $13.5 million and $7.6 million during 2008 and 2007, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
During the years ended December 31, 2008 and 2007, our financial statements reflected an income tax provision of $92.1 million and $80.5 million, respectively, and our effective tax rate was approximately 37.7% during both the years. Our annual effective tax rate in 2008 was consistent with the effective tax rate in 2007, as increases in our projected taxable income in states with higher statutory tax rates and the full year impact of an adverse change in Texas tax law were substantially offset by an increase in state tax credits resulting from certain tax planning strategies. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. The Shelby Training Center operated at break-even and generated a profit of $0.5 million, net of taxes, during the years ended December 31, 2008 and 2007, respectively.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex incurred a loss of $1.0 million and a profit of $0.1 million, net of taxes, during the years ended December 31, 2008 and 2007, respectively.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
During the year ended December 31, 2007, we generated net income of $133.4 million, or $1.06 per diluted share, compared with net income of $105.2 million, or $0.86 per diluted share, for the previous year. Contributing to the net income for 2007 compared to the previous year was an increase in operating income of $42.2 million, from $224.5 million during 2006 to $266.7 million during 2007 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.

Facility Operations
Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2007 and 2006:

	For the Years Ended
	December 31,
	2007	2006
Revenue per compensated man-day	$54.62	$52.71
Operating expenses per compensated man-day:
Fixed expense	28.54	28.17
Variable expense	10.00	9.90

Total	38.54	38.07

Operating margin per compensated man-day	$16.08	$14.64

Operating margin	29.4%	27.8%

Average compensated occupancy	98.2%	95.0%

Average compensated population	72,050	66,735

Average compensated occupancy for the year ended December 31, 2007 increased to 98.2% from 95.0% in the prior year despite placing into service approximately 6,200 additional beds during 2006 and 2007 as a result of the completion of several expansion and development projects. The increase in occupancy resulted from the commencement of a new management contract with ICE at our Stewart Detention Center in Lumpkin, Georgia in the fourth quarter of 2006, the re-opening of our North Fork Correctional Facility in the first quarter of 2006, and the commencement of operations at our Red Rock Correctional Center during the third quarter of 2006.
Business from our federal customers, including the BOP, the USMS, and ICE, continued to be a significant component of our business, increasing $67.6 million, or 12.9% from $526.0 million in 2006 to $593.6 million in 2007. Our federal customers generated 41% and 40% of our total revenue for the years ended December 31, 2007 and 2006, respectively. In addition to the aforementioned contract with ICE at our Stewart Detention Center, a modified contract with ICE at our T. Don Hutto Residential Center in Taylor, Texas that commenced in May 2006 also contributed to an increase in federal revenue during 2007.
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
Operating expenses totaled $1,036.1 million and $947.9 million for the years ended December 31, 2007 and 2006, respectively. During 2007, salaries and benefits expense at our correctional and detention facilities increased $55.6 million from 2006, most notably as a result of an increase in staffing levels at our Red Rock Correctional Center and Stewart Detention Center resulting from the commencement of new management contracts during 2006. However, salaries and benefits expense for the year ended December 31, 2007 experienced only a modest increase on a per compensated man-day basis of 1.5% compared with the prior year, as we were able to leverage our salaries and benefits over a larger inmate population across the portfolio, where the additional inmates utilized existing space within our facilities that did not require us to hire additional staff. The marginal changes in per man- day costs were also net of increased staffing levels at our 1,896-bed Saguaro Correctional Facility resulting from commencement of operations in June 2007.

Facility variable expenses increased 1.0% from $9.90 per compensated man-day during 2006 to $10.00 per compensated man-day during 2007. The increase in facility variable expenses per compensated man-day was primarily the result of general inflationary increases in the costs of services. Facility variable expenses also increased during 2007 compared with the prior year at our Saguaro Correctional Facility as a result of the commencement of operations in June 2007 and at our Stewart Detention Center as a result of the commencement of the new ICE management contract at this facility during the fourth quarter of 2006.
The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2007	2006
Owned and Managed Facilities:
Revenue per compensated man-day	$63.01	$60.87
Operating expenses per compensated man-day:
Fixed expense	30.67	30.53
Variable expense	10.79	10.72

Total	41.46	41.25

Operating margin per compensated man-day	$21.55	$19.62

Operating margin	34.2%	32.2%

Average compensated occupancy	98.3%	93.5%

Average compensated population	47,450	42,937

Managed Only Facilities:
Revenue per compensated man-day	$38.43	$37.98
Operating expenses per compensated man-day:
Fixed expense	24.43	23.90
Variable expense	8.48	8.41

Total	32.91	32.31

Operating margin per compensated man-day	$5.52	$5.67

Operating margin	14.4%	14.9%

Average compensated occupancy	98.2%	97.8%

Average compensated population	24,600	23,798

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the year ended December 31, 2007 increased to 34.2% compared with 32.2% for the prior year. The increase in operating margins at our owned and managed facilities was largely the result of the increase in the average compensated occupancy during 2007 to 98.3% compared to 93.5% in 2006. Our total compensated population at owned and managed facilities increased by 10.5% during 2007 as compared to the prior year. The increase in average compensated occupancy was achieved despite the completion of construction and placing into service our 1,596-bed Red Rock Correctional Center in July 2006, our 1,896-bed Saguaro Correctional Facility in June 2007, and the completion of approximately 1,800 expansion beds at our Crossroads Correctional Center, North Fork Correctional Facility, and Tallahatchie County

Correctional Facility. Further, the aforementioned demand experienced with our federal and state customers resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher than average per diems on existing contracts and from annual per diem increases.
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
In order to maintain an adequate supply of available beds to meet anticipated demand, while offering the state of Hawaii the opportunity to consolidate its inmates into fewer facilities, we commenced construction during 2005 of the Saguaro Correctional Facility. The Saguaro Correctional Facility was completed in June 2007. As of December 31, 2007, we housed 1,732 inmates from the state of Hawaii at the Saguaro facility. Our results of operations during 2007 at the Saguaro facility were negatively impacted by the increased staffing and other expenses associated with the ramp-up of operations at this new facility.
Additionally, facility contribution at our Tallahatchie County Correctional Facility deteriorated by approximately $1.8 million during 2007 from 2006 as a result of the movement of Hawaiian inmates from the Tallahatchie facility to the Saguaro facility. Accordingly, the decline in occupancy at this facility from an average of 91% in 2006 to an average of 78% in 2007 resulted in a reduction in operating margin.
Managed-Only Facilities
Our operating margins decreased slightly at managed-only facilities during the year ended December 31, 2007 to 14.4% from 14.9% during the year ended December 31, 2006. The managed-only business remained very competitive which continued to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Compensated occupancy at managed-only facilities increased from 97.8% during 2006 to 98.2% during 2007 despite placing 360 beds into service in January 2007 at the Citrus County Detention Facility located in Lecanto, Florida, 384 beds into service in June 2007 at the Gadsden Correctional Institution located in Quincy, Florida, and 235 beds into service in July 2007 at the Bay Correctional Facility located in Panama City, Florida.
During September 2005, we announced that Citrus County renewed our contract for the continued management of the Citrus County Detention Facility. The terms of the new agreement included a 360-bed expansion that was substantially completed during the first quarter of 2007 for a cost of approximately $18.5 million, funded by utilizing cash on hand. The facility, which now has a design capacity of 760 beds, experienced an increase in inmate populations during 2007. During 2007, the facility maintained an average daily inmate population of 646 inmates compared with an average daily inmate population of 426 inmates during 2006, which resulted in an increase in revenue and operating margin at this facility.

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
During the years ended December 31, 2007 and 2006, managed-only facilities generated 11.7% and 13.8%, respectively, of our total facility contribution.
General and administrative expense
For the years ended December 31, 2007 and 2006, general and administrative expenses totaled $74.4 million and $63.6 million, respectively. General and administrative expenses increased from 2006 primarily as a result of an increase in salaries and benefits resulting from an increase in corporate staffing levels to help ensure the quality and effectiveness of our facility operations, to intensify our efforts on developing new bed capacity, and to implement and support numerous technology initiatives. As a result of our intensified efforts to develop new capacity, we capitalized certain pre-acquisition costs directly associated with a number of development projects.
General and administrative expenses were also higher as a result of an increase of $0.8 million of restricted stock-based compensation awarded to employees who had historically been awarded stock options and an increase of $0.8 million in stock option expense in 2007 compared with 2006. For the year ended December 31, 2007, we recognized approximately $4.1 million of general and administrative expense for the amortization of restricted stock granted to these employees in 2005, 2006, and 2007 since the amortization period spans the three-year vesting period of each restricted share award.
Further, on January 1, 2006, consistent with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R, we began recognizing general and administrative expenses for the amortization of employee stock options granted after January 1, 2006 to employees whose compensation is charged to general and administrative expense. Until January 1, 2006, we had not recognized stock option expense in our income statement, except for a compensation charge of $1.0 million reported in the fourth quarter of 2005 for the acceleration of vesting of outstanding options. For the year ended December 31, 2007, we recognized $2.4 million of general and administrative expense for the amortization of employee stock options granted after January 1, 2006.
Depreciation and amortization
For the years ended December 31, 2007 and 2006, depreciation and amortization expense totaled $78.5 million and $67.3 million, respectively. The increase in depreciation and amortization from 2006 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Red Rock Correctional Center placed into service in July 2006, and our Saguaro Correctional Center placed into service in June 2007, and the additional depreciation on our investments in technology and other capital expenditures.
Goodwill impairment
During the fourth quarter of 2007, in connection with our annual budgeting process and annual goodwill impairment analysis, we recognized a goodwill impairment charge of $1.5 million related to the management of two of our managed-only facilities. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method. During 2008, we exercised our option to terminate one of the management contracts upon expiration of the contract in the fourth quarter of 2008, and thus the goodwill impairment charge is reported as discontinued operations.
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
Gross interest income was $10.8 million and $9.1 million, respectively, for the years ended December 31, 2007 and 2006. Gross interest income was earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and increased due to a higher average cash and investment balance during 2007 compared with 2006 generated from operating cash flows.
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
Income tax expense
During the years ended December 31, 2007 and 2006, our financial statements reflected an income tax provision of $80.5 million and $60.6 million, respectively.
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
Discontinued operations
During September 2006, we received notification from the Liberty County Commission in Liberty County, Texas that, as a result of a contract bidding process, the County elected to transfer management of the 380-bed Liberty County Jail/Juvenile Center to another operator. Accordingly, we transferred operation of the facility to the other operator upon expiration of the management contract in January 2007. This facility incurred a loss of $0.2 million, net of taxes, during the year ended December 31, 2006.
In November 2007, we accepted an unsolicited offer to sell a facility located in Houston, Texas and leased to a third-party operator. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, we reclassified the results of operations of the facility to discontinued operations. During February 2008, at the request of the operator we agreed to extend the proposed closing date and fix the sales price through June 30, 2008. During the second quarter of 2008, the third-party operator elected not to purchase the facility and instead signed a new lease for the facility effective July 1, 2008. As a result, we reclassified the facility previously classified as held for sale as an asset to be held and used and the asset is now reported in property and equipment in the accompanying consolidated balance sheet. Further, in accordance with SFAS 144, we reclassified the results of operations of this facility to be included in income from continuing operations for all periods presented.
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby the DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. The Shelby Training Center generated a profit of $0.5 million and $0.2 million, net of taxes, during the years ended December 31, 2007 and 2006, respectively, inclusive of depreciation expense.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex generated a profit of $0.1 million and $0.9 million, net of taxes, during the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, such as those that occurred during the fourth quarter of 2008, by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
As a result of increased demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. We can provide no assurance, however, that the increased capacity that we construct will be utilized. The following addresses certain significant projects that are currently in process:
In October 2007, we announced our intention to construct our new 3,060-bed La Palma Correctional Center located in Eloy, Arizona, which we expect to be fully utilized by the CDCR. We completed construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $200.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California at this facility during the third quarter of 2008.
In May 2008, we announced that we were awarded a contract by the OFDT to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. We will commence construction of our new Nevada Southern Detention Center upon receipt of a Notice to Proceed from the OFDT. We currently expect construction to be complete during the second quarter of 2010, at an estimated cost of $83.5 million.
The following table summarizes these construction projects. Estimated costs include pre-acquisition costs (as applicable), land acquisition costs, design and construction costs, capitalized interest, as well as furniture, fixtures, and equipment required to operate the beds:

			Estimated remaining
			cost to complete as
	No. of	Estimated	of Dec. 31, 2008
Facility	beds	completion date	(in thousands)
La Palma Correctional Center Eloy, AZ	3,060	First quarter 2009	$5,534

Nevada Southern Detention Center Pahrump, NV	1,072	Second quarter 2010	69,736

Total	4,132		$75,270

In addition, during February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. However, we have temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers.  We will continue to monitor our customers’ needs, and could promptly resume construction of the facility.  Currently, resumption could occur at little or no incremental cost from our original estimate.
In addition to the foregoing, the following expansions and development projects were completed during 2007 and 2008:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Citrus County Detention Facility Lecanto, FL	360	First quarter 2007	$18,500

Crossroads Correctional Center Shelby, MT	96	First quarter 2007	5,000

Saguaro Correctional Facility Eloy, AZ	1,896	Second quarter 2007	102,600

Tallahatchie County Correctional Facility	720	Fourth quarter 2007	40,000
Tutwiler, MS	720	Second quarter 2008	45,500
	128	Fourth quarter 2008	8,000

North Fork Correctional Facility Sayre, OK	960	Fourth quarter 2007	53,000

Eden Detention Center Eden, TX	129	First quarter 2008	19,500	(1)

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	42,000

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	45,000

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	21,000	(2)

Cimarron Correctional Facility Cushing, OK	660	Fourth quarter 2008	40,000

Davis Correctional Facility Holdenville, OK	660	Third quarter 2008	40,000

Adams County Correctional Center Adams County, MS	2,232	Fourth quarter 2008	126,000

Total	10,267		$606,100

(1)	The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. These beds were substantially occupied by the end of the second quarter of 2008.

(2)	The cost included a renovation of the existing building infrastructure to accommodate higher detainee populations.

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
Ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. The County has the right to purchase the Initial portion of the facility, but no sooner than December 31, 2011, at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2011. However, the County may terminate the lease for the Expansion portion of the facility by providing us with 270 days notice. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed.
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
During the year ended December 31, 2008, we capitalized $35.3 million of facility maintenance and technology related expenditures, compared with $47.5 million during the year ended December 31, 2007. We expect to incur approximately $53.6 million in facility maintenance and information technology expenditures during 2009. We also currently expect to pay approximately $85.0 million to $95.0 million in federal and state income taxes during 2009, compared with $54.9 million during 2008. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008 signed into law in February 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005.
During December 2007, we entered into a new $450.0 million senior secured revolving credit facility arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The new senior secured revolving credit facility replaced our previous $250.0 million revolving credit facility. The new revolving credit facility is utilized to fund expansion and development projects, our stock repurchase program described hereafter, as well as for working capital, capital expenditures and general corporate purposes. At our option, interest on outstanding borrowings is based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on our leverage ratio. The revolving credit facility currently bears interest at a base rate plus a margin of 0.00% or a LIBOR plus a margin of 0.75%.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Given current market conditions, we believe that it is appropriate to use a portion of our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Funds for the repurchase of shares are expected to come primarily from cash on hand, borrowings under our credit facility and cash from operating activities. During the fourth quarter of 2008, we completed the purchase of 1.1 million shares of our common stock for $16.6 million.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of December 31, 2008, our liquidity was provided by cash on hand of $34.1 million, and $191.3 million available under our $450.0 million revolving credit facility. During the years ended December 31, 2008 and 2007, we generated $273.6 million and $250.9 million, respectively, in cash through operating activities, and as of December 31, 2008 and 2007, we had net working capital of $146.5 million and $125.9 million, respectively. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until May 2011. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, as a “well-known seasoned issuer”, as currently defined by the SEC, we have the ability to file a “shelf” registration statement that automatically becomes effective enabling us to issue debt and equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. Lehman Brothers Commercial Bank (“Lehman”) had a $15.0 million credit commitment under our $450 Million Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2008, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent that their funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our $450 Million Revolving Credit Facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our $450 Million Revolving Credit Facility would be reduced further.
In the unlikely event that the availability under our revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) reducing or suspending the stock repurchase program, (ii) delaying certain capital expenditure projects, (iii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our revolving credit facility, or (iv) accessing the public capital markets. Although we believe we would be able to obtain additional capital if needed, such alternatives in the current market would likely be on terms less favorable than our existing terms, which could have a material effect on our consolidated financial position, results of operations, and cash flows.
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

At December 31, 2008, the interest rates on all our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $217.2 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.5%, while our total weighted average maturity was 3.6 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2008 was $273.6 million compared with $250.9 million in 2007 and $172.0 million in 2006. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during each year was primarily the result of an increase in higher operating income.
Investing Activities
Our cash flow used in investing activities was $514.4 million for the year ended December 31, 2008, and was primarily attributable to capital expenditures during the year of $515.6 million, including $480.5 million for the expansion and development activities previously discussed herein, and $35.1 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $253.7 million for the year ended December 31, 2007, and was primarily attributable to capital expenditures during the year of $343.1 million, including $296.4 million for expansion and development activities and $46.7 million for facility maintenance and information technology capital expenditures. Cash flow used in investing activities was partially offset by the proceeds from the sale of investments of $86.7 million. During the year ended December 31, 2006, our cash flow used in investing activities was $226.3 million, primarily resulting from capital expenditures of $163.1 million, including $112.8 million for expansion and development activities and $50.3 million for facility maintenance and information technology capital expenditures.
Financing Activities
Our cash flow provided by financing activities was $216.9 million for the year ended December 31, 2008 and was primarily attributable to $217.2 million of net borrowings from our revolving credit facility, as well as the cash flows associated with the exercising of stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.
Our cash flow provided by financing activities was $31.7 million for the year ended December 31, 2007 and was primarily attributable to the cash flows associated with the exercise of stock options, including related income tax benefit of equity compensation, net of the purchase and retirement of common stock.
Our cash flow used in financing activities was $18.6 million for the year ended December 31, 2006 and was primarily attributable to the aforementioned refinancing and recapitalization transactions completed during 2006, combined with proceeds received from the exercise of stock options and the related income tax benefit of equity compensation.
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2008 (in thousands):

	Payments Due By Year Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$450,000	$217,245	$375,000	$150,000	$1,192,245
Interest on senior notes	67,313	67,313	44,813	33,563	14,943	844	228,789
Contractual facility expansions	56,820	19,677	—	—	—	—	76,497
Operating leases	3,452	3,511	2,886	1,861	1,870	3,398	16,978

Total Contractual Cash Obligations	$127,585	$90,501	$497,699	$252,669	$391,813	$154,242	$1,514,509

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, as we are unable to make reliable estimates of either expense. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48 as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $32.2 million of letters of credit outstanding at December 31, 2008 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2008, 2007, or 2006. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the year ended December 31, 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.2 million. We had no amounts outstanding under the revolving credit facility during the years ended December 31, 2007 and 2006.
As of December 31, 2008, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this annual report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting
Management of Corrections Corporation of America (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 61.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America
We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Corrections Corporation of America and Subsidiaries and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 19, 2009

ITEM 9B. OTHER INFORMATION.
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 — Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance — Board of Directors Meetings and Committees,” “Corporate Governance — Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2009 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management — Ownership of Common Stock” in our definitive proxy statement for the 2009 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2008 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities	Weighted – Average	Compensation Plan
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a))
Equity compensation plans approved by stockholders	4,687,764	$14.22	4,852,972	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	4,687,764	$14.22	4,852,972

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2000 Stock Incentive Plan, our 2008 Stock Incentive Plan, and the Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2009 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our definitive proxy statement for the 2009 annual meeting of stockholders.

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

CORRECTIONS CORPORATION OF AMERICA
Date: February 25, 2009	By:	/s/ John D. Ferguson
John D. Ferguson, Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ John D. Ferguson John D. Ferguson, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ Todd J Mullenger Todd J Mullenger, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

/s/ William F. Andrews William F. Andrews, Director	February 25, 2009

/s/ Donna M. Alvarado Donna M. Alvarado, Director	February 25, 2009

/s/ Lucius E. Burch, III Lucius E. Burch, III, Director	February 25, 2009

/s/ John D. Correnti John D. Correnti, Director	February 25, 2009

Dennis W. DeConcini, Director

/s/ John R. Horne John R. Horne, Director	February 25, 2009

/s/ C. Michael Jacobi C. Michael Jacobi, Director	February 25, 2009

/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	February 25, 2009

/s/ Charles L. Overby Charles L. Overby, Director	February 25, 2009

/s/ John R. Prann, Jr. John R. Prann, Jr., Director	February 25, 2009

/s/ Joseph V. Russell Joseph V. Russell, Director	February 25, 2009

/s/ Henri L. Wedell Henri L. Wedell, Director	February 25, 2009

INDEX OF EXHIBITS
Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits
3.1
Amended and Restated Charter of the Company (restated for Commission filing purposes only) (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2008 and incorporated herein by this reference).

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

4.7
Second Supplemental Indenture, dated as of December 31, 2004, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7.5% Notes due 2011 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

4.8
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

4.9
Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.10
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

Exhibit Number	Description of Exhibits
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

10.12
Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.13
First Amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.14
The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.15
Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.16
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

10.21
Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.22
Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.23
Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.24
Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.25
Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.26
Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.27
First Amendment to Second Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.28
Second Amendment to Second Amended and Restated Employment Agreement, dated as of December 11, 2008, with John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 12, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.29
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and Todd J Mullenger (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.30
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and G.A. Puryear IV (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.31
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

10.33
First Amendment to First Amended and Restated Employment Agreement, dated as of December 11, 2008, with William K. Rusak (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 12, 2008 and incorporated herein by this reference).

10.34
First Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and Damon T. Hininger (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.35
First Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and Anthony L. Grande (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.36
Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.37
Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.38*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, Corrections Corporation of America changed its accounting for income tax contingencies in connection with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 19, 2009

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$34,077	$57,842
Accounts receivable, net of allowance of $2,689 and $3,914, respectively	263,073	236,886
Deferred tax assets	16,108	12,250
Prepaid expenses and other current assets	23,544	21,010
Current assets of discontinued operations	1,497	5,094
Assets held for sale	—	7,581

Total current assets	338,299	340,663

Property and equipment, net	2,478,824	2,086,219

Restricted cash	6,710	6,511
Investment in direct financing lease	13,414	14,503
Goodwill	13,672	13,672
Other assets	20,455	23,401
Non-current assets of discontinued operations	—	771

Total assets	$2,871,374	$2,485,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$189,940	$208,949
Income taxes payable	450	964
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	1,143	4,528

Total current liabilities	191,823	214,731

Long-term debt, net of current portion	1,192,632	975,677
Deferred tax liabilities	68,349	34,271
Other liabilities	38,211	39,086

Total liabilities	1,491,015	1,263,765

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 124,673 and 124,472 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,247	1,245
Additional paid-in capital	1,576,177	1,568,736
Retained deficit	(197,065)	(348,006)

Total stockholders’ equity	1,380,359	1,221,975

Total liabilities and stockholders’ equity	$2,871,374	$2,485,740

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
REVENUE:
Management and other	$1,594,068	$1,451,751	$1,299,174
Rental	4,838	4,562	4,207

	1,598,906	1,456,313	1,303,381

EXPENSES:
Operating	1,124,002	1,036,087	947,946
General and administrative	80,308	74,399	63,593
Depreciation and amortization	90,809	78,539	67,323
Goodwill impairment	—	554	—

	1,295,119	1,189,579	1,078,862

OPERATING INCOME	303,787	266,734	224,519

OTHER (INCOME) EXPENSE:
Interest expense, net	59,404	53,776	58,783
Expenses associated with debt refinancing and recapitalization transactions	—	—	982
Other (income) expense	292	(308)	(260)

	59,696	53,468	59,505

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	244,091	213,266	165,014
Income tax expense	(92,127)	(80,460)	(60,645)

INCOME FROM CONTINUING OPERATIONS	151,964	132,806	104,369
Income (loss) from discontinued operations, net of taxes	(1,023)	567	870

NET INCOME	$150,941	$133,373	$105,239

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.22	$1.08	$0.87
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.01

Net income	$1.21	$1.09	$0.88

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.21	$1.06	$0.85
Income (loss) from discontinued operations, net of taxes	(0.01)	—	0.01

Net income	$1.20	$1.06	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,941	$133,373	$105,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,461	78,682	67,673
Goodwill impairment	—	1,574	—
Amortization of debt issuance costs and other non-cash interest	3,812	3,931	4,433
Expenses associated with debt refinancing and recapitalization transactions	—	—	982
Deferred income taxes	29,813	9,576	31,141
Other (income) expense	253	(303)	(228)
Other non-cash items	983	307	458
Income tax benefit of equity compensation	(9,044)	(21,225)	(18,161)
Non-cash equity compensation	9,679	7,500	6,175
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(25,150)	(6,950)	(63,716)
Accounts payable, accrued expenses and other liabilities	12,307	25,649	18,423
Income taxes payable	8,530	18,766	19,536

Net cash provided by operating activities	273,585	250,880	171,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(480,511)	(296,453)	(112,791)
Expenditures for other capital improvements	(35,135)	(46,688)	(50,331)
Proceeds from sale of investments	—	86,716	—
Purchases of investments	—	(3,886)	(63,816)
(Increase) decrease in restricted cash	—	5,641	(255)
Proceeds from sale of assets	1,002	737	71
(Increase) decrease in other assets	(684)	(610)	57
Payments received on direct financing lease and notes receivable	965	855	758

Net cash used in investing activities	(514,363)	(253,688)	(226,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	293,800	—	150,000
Scheduled principal repayments	—	—	(138)
Principal repayments of debt	(76,555)	—	(148,950)
Payment of debt issuance and other refinancing and related costs	(89)	(1,997)	(3,976)
Proceeds from exercise of stock options and warrants	10,308	16,006	15,765
Purchase and retirement of common stock	(19,621)	(3,579)	(12,290)
Income tax benefit of equity compensation	9,044	21,225	18,161

Net cash provided by financing activities	216,887	31,655	18,572

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,891)	28,847	(35,780)
CASH AND CASH EQUIVALENTS, beginning of year	57,968	29,121	64,901

CASH AND CASH EQUIVALENTS, end of year	$34,077	$57,968	$29,121

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	For the Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $13,526, $7,613, and $4,658 in 2008, 2007, and 2006, respectively)	$58,531	$60,595	$60,575

Income taxes	$54,914	$51,255	$13,690

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands)
(Continued)

	Common Stock		Additional		Retained	Total
			Paid-In	Deferred	Earnings	Stockholders’
	Shares	Par Value	Capital	Compensation	(Deficit)	Equity
BALANCE, December 31, 2006	122,084	$1,221	$1,527,608	$—	$(479,148)	$1,049,681

Comprehensive income:
Net income	—	—	—	—	133,373	133,373

Total comprehensive income	—	—	—	—	133,373	133,373

Issuance of common stock	1	—	25	—	—	25
Retirement of common stock	(130)	(1)	(3,578)	—	—	(3,579)
Amortization of deferred compensation, net of forfeitures	(134)	(1)	5,101	—	—	5,100
Stock option compensation expense	—	—	2,375	—	—	2,375
Income tax benefit of equity compensation	—	—	21,225	—	—	21,225
Warrants exercised	75	1	832	—	—	833
Restricted stock grant	312	3	(3)	—	—	—
Stock options exercised	2,264	22	15,151	—	—	15,173
Cumulative effect of accounting change	—	—	—	—	(2,231)	(2,231)

BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	$—	$(348,006)	$1,221,975

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands)
(Continued)

	Common Stock		Additional		Retained	Total
			Paid-	Deferred	Earnings	Stockholders’
	Shares	Par value	In Capital	Compensation	(Deficit)	Equity
BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	$—	$(348,006)	$1,221,975

Comprehensive income:
Net income	—	—	—	—	150,941	150,941

Total comprehensive income	—	—	—	—	150,941	150,941

Issuance of common stock	1	—	25	—	—	25
Retirement of common stock	(1,263)	(13)	(21,575)	—	—	(21,588)
Amortization of deferred compensation, net of forfeitures	(41)	—	5,865	—	—	5,865
Stock option compensation expense	—	—	3,789	—	—	3,789
Income tax benefit of equity compensation	—	—	9,044	—	—	9,044
Warrants exercised	150	2	1,665	—	—	1,667
Restricted stock grant	279	2	(2)	—	—	—
Stock options exercised	1,075	11	8,630	—	—	8,641

BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$—	$(197,065)	$1,380,359

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
1. ORGANIZATION AND OPERATIONS
Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2008, the Company owned 46 correctional and detention facilities, three of which the Company leased to other operators. At December 31, 2008, the Company operated 65 facilities, including 43 facilities that it owned, located in 19 states and the District of Columbia. Further, during the second quarter of 2008 the Company was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new 1,072-bed correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010.
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

Restricted Cash
Restricted cash at December 31, 2008 and 2007 was $6.7 million and $6.5 million, respectively, for a capital improvements, replacements, and repairs reserve.
Accounts Receivable and Allowance for Doubtful Accounts
At December 31, 2008 and 2007, accounts receivable of $263.1 million and $236.9 million were net of allowances for doubtful accounts totaling $2.7 million and $3.9 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.
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

Land improvements	5 — 20 years
Buildings and improvements	5 — 50 years
Equipment and software	3 — 5 years
Office furniture and fixtures	5 years
Intangible Assets Other Than Goodwill
Intangible assets other than goodwill include contract acquisition costs and contract values established in connection with certain business combinations. Contract acquisition costs (included in other non-current assets in the accompanying consolidated balance sheets) and contract values (included in other non-current liabilities in the accompanying consolidated balance sheets) represent the estimated fair values of the identifiable intangibles acquired in connection with mergers and acquisitions completed during 2000. Contract acquisition costs and contract values are generally amortized into amortization expense using the interest method over the lives of the related management contracts acquired, which range from three months to approximately 19 years.

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
Management and Other Revenue
The Company maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. The Company also maintains contracts with various federal, state, and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. The Company generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of inmates housed or guaranteed during the respective period.
The Company recognizes any additional management service revenues upon completion of services provided to the customer. Certain of the government agencies also have the authority to audit and investigate the Company’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed. The reimbursement of expenses is recognized as a reduction to expense in the period the expenses are incurred by the Company. There were no material adverse audit findings during any of the periods presented.
Other revenue consists primarily of ancillary revenues associated with operating correctional and detention facilities, such as commissary, phone, and vending sales, and are recorded in the period the goods and services are provided to the inmates. Revenues generated from prisoner transportation services for governmental agencies are recorded in the period the inmates have been transported to their destination. Design and construction management fees earned from governmental agencies for certain expansion and development projects at managed-only facilities operated by the Company are recorded based on a percentage of completion of the construction project.
Rental Revenue
Rental revenue is recognized based on the terms of the Company’s leases.
Self-Funded Insurance Reserves
The Company is significantly self-insured for employee health, workers’ compensation, automobile liability insurance claims, and general liability claims. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims experience. The Company has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by the Company. The Company has accrued the estimated liability for workers’ compensation and automobile insurance based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. The Company records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.
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
Fair Value of Financial Instruments
To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2008 and 2007, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$14,503	$17,999	$15,468	$19,054
Note receivable from APM	$4,567	$7,734	$6,301	$10,210
Debt	$(1,192,922)	$(1,163,744)	$(975,967)	$(982,688)
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
Concentration of Credit Risks
The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable, and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions. The Company’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2008, 2007, and 2006, federal correctional and detention authorities represented 39%, 41%, and 40%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and the U.S. Immigration and Customs Enforcement, or ICE. The BOP accounted for 12%, 13%, and 15% of total revenue for 2008, 2007, and 2006, respectively. The USMS accounted for 14%, 14%, and 15% of total revenue for 2008, 2007, and 2006, respectively. The ICE accounted for 13%, 13%, and 11% of total revenue for 2008, 2007, and 2006, respectively. These federal customers have management contracts at facilities the Company owns and at facilities the Company manages but does not own. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. No other customer generated more than 10% of total revenue during 2008, 2007, or 2006.
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
Accounting for Stock-Based Compensation
Restricted Stock
The Company amortizes the fair market value as of the grant date of restricted stock awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock is amortized over the vesting period as long as the Company expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously incurred.
Other Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the “modified prospective” method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date.
At December 31, 2008 the Company had equity incentive plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of SFAS 123R. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
3. GOODWILL AND INTANGIBLES
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. The Company performs its impairment tests during the fourth quarter, in connection with the Company’s annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
During the fourth quarter of 2007, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $1.5 million related to the management of two of the Company’s managed-only facilities. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method. During 2008, the Company exercised its option to terminate one of the management contracts upon expiration of the contract in the fourth quarter of 2008. Since the operations of this facility were reclassified and reported as discontinued operations, the goodwill impairment charge associated with this facility of $1.0 million is included in income from discontinued operations in 2007. See Note 13.
The components of the Company’s other identifiable intangible assets and liabilities are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(860)	$873	$(859)
Contract values	(35,688)	29,896	(35,688)	25,977

Total	$(34,815)	$29,036	$(34,815)	$25,118

Contract acquisition costs are included in other non-current assets and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2008, 2007, and 2006 was $4.7 million, $4.3 million and $4.6 million, respectively. Interest expense associated with the amortization of contract values for the years ended December 31, 2008, 2007, and 2006 was $0.7 million, $1.1 million, and $1.5 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2009	$3,204
2010	2,534
2011	134
2012	134
2013	134
4. PROPERTY AND EQUIPMENT
At December 31, 2008, the Company owned 48 real estate properties, including 46 correctional and detention facilities, three of which the Company leased to other operators, and two corporate office buildings. At December 31, 2008, the Company also managed 22 correctional and detention facilities owned by government agencies.
Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2008	2007
Land and improvements	$71,371	$61,408
Buildings and improvements	2,666,144	2,111,732
Equipment	227,468	198,829
Office furniture and fixtures	28,025	26,797
Construction in progress	85,206	195,663

	3,078,214	2,594,429
Less: Accumulated depreciation	(599,390)	(508,210)

	$2,478,824	$2,086,219

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and amounted to $13.5 million, $7.6 million, and $4.7 million in 2008, 2007, and 2006, respectively.
Depreciation expense was $95.5 million, $82.9 million, and $71.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities that are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.
The Company leases portions of the land and building of the San Diego Correctional Facility under an operating lease with varying lease terms ranging from December 2011 through December 2015. The Company also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. The rental expense incurred for these leases was $3.5 million, $3.4 million, and $2.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum lease payments as of December 31, 2008 under these operating leases are as follows:

2009	$3,452
2010	3,511
2011	2,886
2012	1,861
2013	1,870
Assets Held for Sale
During November 2007, the Company accepted an unsolicited purchase offer from Community Education Partners (“CEP”), a third party lessee, to purchase one of the Company’s owned and leased properties located in Houston, Texas. As of December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company classified the net book value of the facility of $7.6 million as held for sale. During February 2008, at the request of CEP, the Company agreed to extend the proposed closing date and fix the sales price through June 30, 2008. During the second quarter of 2008, CEP elected not to purchase the facility and instead signed a new lease for the facility effective July 1, 2008. As a result, the Company has reclassified the facility previously classified as held for sale as an asset to be held and used and the asset is now reported in property and equipment in the accompanying consolidated balance sheet. Further, in accordance with SFAS 144, the Company reclassified the results of operations of this facility to be included in income from continuing operations for all periods presented.
5. FACILITY ACTIVATIONS AND DEVELOPMENTS
In July 2007, the Company announced the commencement of construction of a new correctional facility in Adams County, Mississippi. During the second quarter of 2008, the Company announced that it would increase the size of the Adams County Correctional Center. Construction of the Adams County Correctional Center was completed during the fourth quarter of 2008 at a cost of approximately $126.0 million. The Company does not currently have a management contract to utilize these new beds, but will market the new beds to various existing and potential customers.
In October 2007, the Company announced that it entered into a new agreement with the State of California Department of Corrections and Rehabilitation (“CDCR”) for the housing of up to 7,772 inmates from the state of California. The new contract replaced and superseded the previous contract the Company had with the CDCR, which provided housing for up to 5,670 inmates. In January 2008, this agreement was further amended to allow for an additional 360 CDCR inmates. As a result, the Company now has a contract that provides the CDCR with the ability to house up to

8,132 inmates in six of the facilities the Company owns. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011, and provides for a minimum payment based on the greater of the actual occupancy or 90% of the capacity made available to the CDCR at each facility in which inmates are housed. The minimum payments are subject to specific terms and conditions in the contract at each facility that houses CDCR inmates. As of December 31, 2008 the Company housed approximately 6,200 CDCR inmates.
Additionally, the Company announced that it would construct a new correctional facility located in Eloy, Arizona, which it expects to be fully utilized by the CDCR. The Company completed construction of the new La Palma Correctional Center during the first quarter of 2009 at a total cost of approximately $200.0 million. However, the Company opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008. As a condition of undertaking the substantial cost required to construct the La Palma Correctional Center, the CDCR agreed to occupy the beds allocated to it in accordance with a Phase-In Schedule, and to make a minimum payment based on the greater of the actual occupancy or 90% of the capacity available to CDCR according to the Phase-In Schedule.
In February 2008, the Company announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 the Company temporarily suspended the construction of this facility until it has greater clarity around the timing of future bed absorption by its customers. The Company will continue to monitor its customers’ needs, and could promptly resume construction of the facility. Currently, the Company believes it could resume construction of the Trousdale facility at little or no incremental cost from its original estimate.
In May 2008, the Company was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the second quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options.
6. INVESTMENT IN AFFILIATE
The Company has determined that its joint venture in APM is a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), of which the Company is not the primary beneficiary. The Company has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $4.6 million as of December 31, 2008. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM.
For the years ended December 31, 2008 and 2007 and 2006, equity in earnings of joint venture was $0.2 million, $0.2 million, $0.1 million respectively, which is included in other (income) expense in the consolidated statements of operations. Because the Company’s investment in APM has no carrying value, equity in losses of APM are applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.

7. INVESTMENT IN DIRECT FINANCING LEASE
At December 31, 2008, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.
A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2009	$2,793
2010	2,793
2011	2,793
2012	2,793
2013	2,793
Thereafter	9,073

Total minimum obligation	23,038
Less unearned interest income	(8,535)
Less current portion of direct financing lease	(1,089)

Investment in direct financing lease	$13,414

During the years ended December 31, 2008, 2007, and 2006, the Company recorded interest income of $1.8 million, $1.9 million, and $2.0 million, respectively, under this direct financing lease.
8. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Debt issuance costs, less accumulated amortization of $14,255 and $10,898, respectively	$11,681	$15,026
Notes receivable, net	4,052	4,519
Cash surrender value of life insurance	3,753	2,881
Deposits	956	961
Contract acquisition costs, less accumulated amortization of $860 and $859, respectively	13	14

	$20,455	$23,401

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Trade accounts payable	$53,215	$86,438
Accrued salaries and wages	37,252	31,424
Accrued workers’ compensation and auto liability	9,180	9,362
Accrued litigation	15,334	12,133
Accrued employee medical insurance	10,180	9,860
Accrued property taxes	18,013	14,775
Accrued interest	17,207	16,772
Other	29,559	28,185

	$189,940	$208,949

The total liability for workers’ compensation and auto liability was $24.1 million and $24.3 million as of December 31, 2008 and 2007, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 5.0% annual rate of return in each year. These liabilities amounted to $29.3 million and $29.7 million on an undiscounted basis as of December 31, 2008 and 2007, respectively.
10. DIVIDENDS TO STOCKHOLDERS
Common Stock
No dividends for common stock were declared for the years ended December 31, 2008, 2007, and 2006. The indentures governing the Company’s senior unsecured notes limit the amount of dividends the Company can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, the Company’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on the Company’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of the Company considers relevant.

11. DEBT
Debt consists of the following (in thousands):

	December 31,
	2008	2007
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2008 was 1.7%.	$217,245	$—
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.7 million and $1.0 million was unamortized at December 31, 2008 and 2007, respectively.	200,677	200,967
6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000
6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	1,192,922	975,967
Less: Current portion of long-term debt	(290)	(290)

	$1,192,632	$975,677

Senior Indebtedness
During January 2006, in connection with the sale and issuance of the 6.75% Senior Notes (as defined hereafter), the Company used the net proceeds to completely pay-off the outstanding balance of the then outstanding term loan portion of the senior secured bank credit facility (the “Senior Bank Credit Facility”). Additionally, in February 2006, the Company reached an agreement with a group of lenders to enter into a $150.0 million senior secured revolving credit facility with a five-year term (the “$150 Million Revolving Credit Facility”). The $150 Million Revolving Credit Facility was used to replace the existing revolving loan under the Senior Bank Credit Facility, including any outstanding letters of credit issued thereunder. The Company incurred a pre-tax charge of approximately $1.0 million during the first quarter of 2006 for the write-off of existing deferred loan costs associated with the retirement of the revolving loan and pay-off of the term loan portion of the Senior Bank Credit Facility. In September 2007, the Company exercised its option to increase the borrowing capacity under its $150 Million Revolving Credit Facility by $100.0 million, from $150.0 million to $250.0 million.
During December 2007, the Company entered into a new $450.0 million senior secured revolving credit facility (the “$450 Million Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The $450 Million Revolving Credit Facility replaced the Company’s previous $250.0 million senior secured revolving credit facility. The $450 Million Revolving Credit Facility is utilized to fund expansion and development projects, the stock repurchase program as further described in Note 14, as well as for working capital, capital expenditures and general corporate purposes. The Company capitalized approximately $1.9 million during the fourth quarter of 2007 for the costs related to the issuance of the $450 Million Revolving Credit Facility in accordance with EITF 98-14, “Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”
The $450 Million Revolving Credit Facility matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75%

to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the $450 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of December 31, 2008, the Company had $217.2 million in borrowings under the $450 Million Revolving Credit Facility as well as $32.2 million in letters of credit outstanding.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Company’s $450 Million Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2008, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid. It is the Company’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent that their funding is reduced, it will not be replaced. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources. None of the other banks providing commitments under the $450 Million Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the $450 Million Revolving Credit Facility would be reduced further.
The $450 Million Revolving Credit Facility has a $20.0 million sublimit for swing line loans and a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the $450 Million Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.
The $450 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The $450 Million Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2008, the Company was in compliance with all such covenants. In addition, the $450 Million Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the $450 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
Guarantees and Covenants. In connection with the registration with the SEC of the Company’s then outstanding 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under a previously outstanding senior bank credit facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $2.5 billion are no longer directly available to the parent corporation to satisfy the obligations under the $250 Million 7.5% Senior Notes, the $200 Million 7.5% Senior Notes, the 6.25% Senior Notes, or the 6.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).
As of December 31, 2008, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.
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
Other Debt Transactions
Letters of Credit. At December 31, 2008 and 2007, the Company had $32.2 million and $34.9 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds and utility deposits. The letters of credit outstanding at December 31, 2008 were provided by a sub-facility under the $450 Million Revolving Credit Facility.
Debt Maturities
Scheduled principal payments as of December 31, 2008 for the next five years and thereafter are as follows (in thousands):

2009	$—
2010	—
2011	450,000
2012	217,245
2013	375,000
Thereafter	150,000

Total principal payments	1,192,245
Unamortized bond premium	677

Total debt	$1,192,922

Cross-Default Provisions
The provisions of the Company’s debt agreements relating to the $450 Million Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the $450 Million Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding hereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes which give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the $450 Million Revolving Credit Facility.
If the Company were to be in default under the $450 Million Revolving Credit Facility, and if the lenders under the $450 Million Revolving Credit Facility elected to exercise their rights to accelerate the Company’s obligations under the $450 Million Revolving Credit Facility, such events could result in the acceleration of all or a portion of the Company’s Senior Notes, which would have a material adverse effect on the Company’s liquidity and financial position. The Company does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of the Company’s outstanding indebtedness.

12. INCOME TAXES
The income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current provision
Federal	$56,452	$65,338	$27,936
State	5,862	5,546	1,568

	62,314	70,884	29,504

Deferred provision
Federal	25,609	8,972	29,247
State	4,204	604	1,894

	29,813	9,576	31,141

Income tax provision	$92,127	$80,460	$60,645

The current income tax provisions for 2008, 2007, and 2006 are net of $0.7 million, $1.4 million, and $16.0 million, respectively, of tax benefits of operating loss carry forwards.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$20,082	$14,806

Net current deferred tax assets	20,082	14,806

Current deferred tax liabilities:
Other	(3,974)	(2,556)

Net total current deferred tax assets	$16,108	$12,250

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$16,158	$14,554
Tax over book basis of certain assets	21,480	24,235
Net operating loss and tax credit carry forwards	17,114	18,627
Other	4,978	5,339

Total noncurrent deferred tax assets	59,730	62,755
Less valuation allowance	(6,533)	(7,546)

Net noncurrent deferred tax assets	53,197	55,209

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(120,523)	(89,363)
Other	(1,023)	(117)

Total noncurrent deferred tax liabilities	(121,546)	(89,480)

Net total noncurrent deferred tax liabilities	$(68,349)	$(34,271)

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
The tax benefits associated with equity-based compensation reduced income taxes payable by $9.0 million, $21.2 million, and $18.2 million during 2008, 2007, and 2006, respectively. Such benefits were recorded as increases to stockholders’ equity.
A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.1	2.7	2.2
Permanent differences	0.6	0.9	0.8
Change in valuation allowance	(0.1)	(0.3)	0.0
Other items, net	(0.9)	(0.6)	(1.2)

	37.7%	37.7%	36.8%

The Company has approximately $6.7 million in net operating losses applicable to various states that it expects to carry forward in future years to offset taxable income in such states. Accordingly, the Company has a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $5.6 million valuation allowance related to state tax credits that are also expected to expire unused. Although the Company’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, the Company’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. The Company would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.
The Company’s effective tax rate was 37.7%, 37.7%, and 36.8% during 2008, 2007, and 2006, respectively. The Company’s annual effective tax rate increased slightly in 2007 and 2008 compared with 2006 as a result of an increase in taxable income in states with higher statutory tax rates, the negative impact of a change in Texas tax law, and interest associated with uncertain tax positions required pursuant to FIN 48. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $6.6 million liability recorded for uncertain tax positions as of December 31, 2008, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. During the year ended December 31, 2008, the Company recognized $0.5 million in interest and penalties and as of December 31, 2008 the Company had approximately $0.9 million for the payment of interest and penalties accrued in other liabilities. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.8 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
The Company’s U.S. federal and state income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2008, the Company was notified that the IRS would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2006 and 2007. The audit has just recently begun and, therefore, it is too early to predict the outcome of the audit. All states in which the company files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose tax years include December 31, 2002 through December 31, 2007: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Benefit January 1, 2007	$4,772
Decreases from Prior Period Tax Positions	(111)
Increases from Current Period Tax Positions	771
Decreases Related to Settlements of Tax Positions	(396)
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2007	$5,036
Decreases from Prior Period Tax Positions	(111)
Increases from Current Period Tax Positions	774
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2008	$5,699

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
The results of operations, net of taxes, and the assets and liabilities of three correctional facilities each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for the years ended December 31, 2008, 2007, and 2006.
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
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby the DCS prefers to oversee the juveniles at facilities under DCS control, the Company ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. The Company reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008 for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. The Company is currently evaluating strategies to maximize the value of the Shelby Training Center.
In May 2008, the Company notified the Bay County Commission of its intention to exercise the Company’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, the Company’s contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility are being reported as discontinued operations for all periods presented.
The following table summarizes the results of operations for these facilities for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
REVENUE:
Owned	$3,269	$6,715	$6,633
Managed-only	12,982	17,355	21,074

	16,251	24,070	27,707

EXPENSES:
Owned	3,354	5,840	6,273
Managed-only	13,965	16,123	19,674
Depreciation and amortization	652	143	350
Goodwill impairment	—	1,020	—

	17,971	23,126	26,297

OPERATING INCOME (LOSS)	(1,720)	944	1,410

Other (income) expense	(49)	5	36

INCOME (LOSS) BEFORE INCOME TAXES	(1,671)	939	1,374
Income tax (expense) benefit	648	(372)	(504)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(1,023)	$567	$870

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$—	$126
Accounts receivable	1,263	4,836
Prepaid expenses and other current assets	234	132

Total current assets	1,497	5,094
Property and equipment, net	—	761
Other assets	—	10

Total assets	$1,497	$5,865

LIABILITIES

Accounts payable and accrued expenses	$1,143	$4,528

Total current liabilities	$1,143	$4,528

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

During December 2008, the Company was notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. The Company expects to be able to find an alternative use for the facility, to include but not be limited to, a new lease arrangement, a management contract to operate the facility, or the ability to sell the facility to a third party. The termination of the lease is not expected to have a material effect on the Company’s financial statements. The Company currently expects to reclassify the results of operations, net of taxes, of this facility as discontinued operations upon termination of the lease in the first quarter of 2009 for all periods presented.
14. STOCKHOLDERS’ EQUITY
Common Stock
Restricted shares. During 2008, the Company issued approximately 279,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 restricted shares to employees whose compensation is charged to operating expense. During 2007, the Company issued approximately 312,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $8.3 million, including 254,000 restricted shares to employees whose compensation is charged to general and administrative expense and 58,000 shares to employees whose compensation is charged to operating expense.
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
Nonvested restricted common stock transactions as of December 31, 2008 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of	Weighted
	restricted	average grant date
	common stock	fair value
Nonvested at December 31, 2007	864	$17.87
Granted	279	$26.78
Cancelled	(41)	$21.17
Vested	(373)	$14.87

Nonvested at December 31, 2008	729	$22.64

During 2008, 2007, and 2006, the Company expensed $5.9 million ($1.1 million of which was recorded in operating expenses and $4.8 million of which was recorded in general and administrative expenses), $5.1 million ($1.0 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses), and $4.6 million ($1.3 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock, respectively. As of December 31, 2008, the Company had $7.4 million of total unrecognized compensation cost related to restricted common stock that is expected to be recognized over a remaining weighted-average period of 1.7 years.
Stock Repurchase Program. In November 2008 the Company’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of the Company’s common stock through December 31, 2009. During the fourth quarter of 2008, the Company completed the purchase of 1.1 million shares at a total cost of $16.6 million. Funds for the repurchase program are expected to come from cash on hand, net cash provided by operations, and borrowings available under the Company’s revolving credit facility.
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
Stock Warrants
In connection with a merger completed during 2000, the Company issued warrants for the purchase of approximately 225,000 shares of its common stock, at an exercise price of $11.10 per share. On August 8, 2007, 75,000 warrants were exercised at a price of $11.10 per share. The holder of such warrants elected to satisfy the cost of the warrants using a net share settlement method, resulting in the issuance of 48,000 shares of common stock by the Company. On October 23, 2008, the holder of the remaining 150,000 warrants elected to exercise the warrants using a net share settlement method, resulting in the issuance of 77,000 shares of stock by the Company.
Stock Option Plans
The Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from three to four years. Options granted to non-employee directors prior to 2007 vested on the date of grant. Options granted to non-employee directors during 2007 and 2008 vest on the first anniversary of the grant date. The term of such options is ten years from the date of grant.
Stock option transactions relating to the Company’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	Options	of options	Term	Value
Outstanding at December 31, 2007	5,292	$12.38
Granted	671	26.61
Exercised	(1,074)	8.04
Cancelled	(201)	40.28

Outstanding at December 31, 2008	4,688	$14.22	5.6	$49,963

Exercisable at December 31, 2008	3,528	$10.93	4.6	$47,782

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $19.1 million, $49.1 million, and $44.8 million, respectively.
The weighted average fair value of options granted during 2008, 2007, and 2006 was $7.68, $8.70, and $5.09 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	26.1%	25.4%	25.2%
Risk-free interest rate	3.0%	4.7%	4.7%
Expected life of options	5 years	5 years	6 years
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
Nonvested stock option transactions relating to the Company’s non-qualified stock option plans as of December 31, 2008 and changes during the year ended December 31, 2008 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average grant
	options	date fair value
Nonvested at December 31, 2007	969	$6.86
Granted	671	$7.68
Cancelled	(43)	$7.12
Vested	(437)	$5.03

Nonvested at December 31, 2008	1,160	$7.30

As of December 31, 2008, the Company had $4.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.0 years.
At the Company’s 2007 annual meeting of stockholders held in May 2007, the Company’s stockholders approved the 2008 Stock Incentive Plan that authorizes the issuance of new awards in respect of an aggregate of up to 6.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 225,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2008, the Company had 4.5 million shares available for issuance under the 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan. The Company also had 0.1 million shares available for issuance under its Amended and Restated 2000 Stock Incentive Plan.
15. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income available to common stockholders as adjusted, by the weighted average number of common shares after considering the additional dilution related to restricted common stock plans, stock options, and warrants.
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006
NUMERATOR
Basic:
Income from continuing operations	$151,964	$132,806	$104,369
Income (loss) from discontinued operations, net of taxes	(1,023)	567	870

Net income	$150,941	$133,373	$105,239

Diluted:
Income from continuing operations	$151,964	$132,806	$104,369
Income (loss) from discontinued operations, net of taxes	(1,023)	567	870

Diluted net income	$150,941	$133,373	$105,239

DENOMINATOR
Basic:
Weighted average common shares outstanding	124,464	122,553	119,714

Diluted:
Weighted average common shares outstanding	124,464	122,553	119,714
Effect of dilutive securities:
Stock options and warrants	1,536	2,480	3,018
Restricted stock-based compensation	250	348	326

Weighted average shares and assumed conversions	126,250	125,381	123,058

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.22	$1.08	$0.87
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.01

Net income	$1.21	$1.09	$0.88

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.21	$1.06	$0.85
Income (loss) from discontinued operations, net of taxes	(0.01)	—	0.01

Net income	$1.20	$1.06	$0.86

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $45.3 million at December 31, 2008 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2008, the outstanding principal balance of the bonds exceeded the purchase price option by $12.0 million.

Retirement Plan
All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2008, 2007, and 2006, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.
During the years ended December 31, 2008, 2007, and 2006, the Company’s discretionary contributions to the Plan, net of forfeitures, were $8.3 million, $8.2 million, and $7.5 million, respectively.
Deferred Compensation Plans
During 2002, the compensation committee of the board of directors approved the Company’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing the Company’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2008, 2007, and 2006, the Company matched 100% of employee contributions up to 5% of total cash compensation. The Company also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon vest over a three-year period from the date of each contribution. Vesting provisions of the Plan were amended effective January 1, 2005 to conform with the vesting provisions of the Company’s 401(k) Plan for all matching contributions beginning in 2005. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of the Company), at the election of the participant, but not later than the fifteenth day of the month following the month the individual attains age 65.
During 2008, 2007 and 2006, the Company provided a fixed return of 7.5% for each year to participants in the Deferred Compensation Plans. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2008, 2007 and 2006, the Company recorded $385,000, $365,000 and $256,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2008 and 2007, the Company’s liability related to the Deferred Compensation Plans was $7.0 million and $5.1 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements
The Company currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
17. SEGMENT REPORTING
As of December 31, 2008, the Company owned and managed 43 correctional and detention facilities, and managed 22 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2008, 2007, and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Owned and managed	$1,229,339	$1,091,233	$953,910
Managed-only	357,723	345,052	329,894

Total management revenue	1,587,062	1,436,285	1,283,804

Operating expenses:
Owned and managed	798,147	718,155	646,467
Managed-only	306,449	295,536	280,682

Total operating expenses	1,104,596	1,013,691	927,149

Facility contribution:
Owned and managed	431,192	373,078	307,443
Managed-only	51,274	49,516	49,212

Total facility contribution	482,466	422,594	356,655

Other revenue (expense):
Rental and other revenue	11,844	20,028	19,577
Other operating expense	(19,406)	(22,396)	(20,797)
General and administrative expense	(80,308)	(74,399)	(63,593)
Depreciation and amortization	(90,809)	(78,539)	(67,323)
Goodwill impairment	—	(554)	—

Operating income	$303,787	$266,734	$224,519

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Capital expenditures:
Owned and managed	$465,235	$344,287	$126,819
Managed-only	4,616	10,888	19,617
Corporate and other	12,239	17,838	19,656
Discontinued operations	123	149	319

Total capital expenditures	$482,213	$373,162	$166,411

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2008	2007
Assets:
Owned and managed	$2,582,485	$2,161,332
Managed-only	115,290	116,349
Corporate and other	172,102	202,194
Discontinued operations	1,497	5,865

Total assets	$2,871,374	$2,485,740

18. SUBSEQUENT EVENTS
During February 2009, the Company issued 319,896 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate value of $3.4 million. Unless earlier vested under the terms of the restricted stock unit agreement, 187,006 restricted stock units were issued to officers and executive officers and are subject to vesting over a three year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2009, 2010 and 2011. No more than one third of such restricted stock units may vest in the first performance period; however, the performance criteria are cumulative for the three year period. Any restricted stock units that become vested will be settled in shares of the Company’s common stock. Unless earlier vested under the terms of the restricted stock agreements, 132,890 shares of restricted stock issued to certain other employees of the Company vest during 2012.
19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenue (1)	$383,043	$394,025	$407,464	$414,374
Operating income (1)	70,530	74,837	75,136	83,284
Loss from discontinued operations, net of taxes (1)	(20)	(238)	(340)	(425)
Net income	34,998	37,527	37,891	40,525

Basic earnings per share:
Net income	$0.28	$0.30	$0.30	$0.32

Diluted earnings per share:
Net income	$0.28	$0.30	$0.30	$0.32
(1) The amounts presented for the first three quarters of 2008 are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is reconciliation to the amounts previously reported in Form 10-Q:

	March 31,	June 30,	September 30,
	2008	2008	2008
Total revenue previously reported	$388,360	$399,616	$411,885
Discontinued operations	(5,317)	(5,591)	(4,421)

Revised total revenue	$383,043	$394,025	$407,464

Operating income previously reported	$70,101	$74,436	$74,856
Discontinued operations	429	401	280

Revised operating income	$70,530	$74,837	$75,136

Income (loss) from discontinued operations, net of taxes	$241	$—	$(200)
Additional discontinued operations subsequent to the respective reporting period	(261)	(238)	(140)

Revised loss from discontinued operations, net of taxes	$(20)	$(238)	$(340)

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenue (2)	$345,263	$356,808	$373,428	$380,814
Operating income (2)	66,018	65,259	65,712	69,745
Income (loss) from discontinued operations, net of taxes (2)	111	325	499	(368)
Net income	32,570	32,602	33,255	34,946

Basic earnings per share:
Net income	$0.27	$0.27	$0.27	$0.28

Diluted earnings per share:
Net income	$0.26	$0.26	$0.26	$0.28
(2) The amounts presented for the four quarters of 2007 are not equal to the same amounts previously reported in the respective reports on Form 10-Q and Form 10-K for each period as a result of discontinued operations. Below is reconciliation to the amounts previously reported:

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenue previously reported	$350,536	$362,770	$378,256	$386,384
Discontinued operations	(5,273)	(5,962)	(4,828)	(5,570)

Revised total revenue	$345,263	$356,808	$373,428	$380,814

Operating income previously reported	$65,863	$65,786	$66,370	$68,794
Discontinued operations	155	(527)	(658)	951

Revised operating income	$66,018	$65,259	$65,712	$69,745

Income from discontinued operations, net of taxes	$208	$—	$104	$226
Additional discontinued operations subsequent to the respective reporting period	(97)	325	395	(594)

Revised income (loss) from discontinued operations, net of taxes	$111	$325	$499	$(368)