Form 10-Q
period 2009-03-31
CORRECTIONS CORP OF AMERICA
filed 2009-05-07
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of May 5, 2009:
Shares of Common Stock, $0.01 par value per share: 115,163,669 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$44,048	$34,077
Accounts receivable, net of allowance of $3,642 and $2,689, respectively	260,419	261,101
Deferred tax assets	14,359	16,108
Prepaid expenses and other current assets	15,834	23,472
Current assets of discontinued operations	864	3,541

Total current assets	335,524	338,299

Property and equipment, net	2,478,612	2,478,670

Restricted cash	6,732	6,710
Investment in direct financing lease	13,120	13,414
Goodwill	13,672	13,672
Other assets	19,621	20,455
Non-current assets of discontinued operations	-	154

Total assets	$2,867,281	$2,871,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$170,920	$189,049
Income taxes payable	11,574	450
Current portion of long-term debt	290	290
Current liabilities of discontinued operations	2,122	2,034

Total current liabilities	184,906	191,823

Long-term debt, net of current portion	1,264,781	1,192,632
Deferred tax liabilities	71,109	68,349
Other liabilities	39,016	38,211

Total liabilities	1,559,812	1,491,015

Commitments and contingencies

Common stock – $0.01 par value; 300,000 shares authorized; 115,149 and 124,673 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,151	1,247
Additional paid-in capital	1,468,786	1,576,177
Retained deficit	(162,468)	(197,065)

Total stockholders’ equity	1,307,469	1,380,359

Total liabilities and stockholders’ equity	$2,867,281	$2,871,374

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2009	2008
REVENUE:
Management and other	$403,572	$378,773
Rental	582	638

	404,154	379,411

EXPENSES:
Operating	284,797	268,892
General and administrative	19,771	19,553
Depreciation and amortization	24,644	21,316

	329,212	309,761

OPERATING INCOME	74,942	69,650

OTHER EXPENSE:
Interest expense, net	17,935	13,650
Other expense	26	94

	17,961	13,744

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56,981	55,906

Income tax expense	(21,595)	(21,430)

INCOME FROM CONTINUING OPERATIONS	35,386	34,476

Income (loss) from discontinued operations, net of taxes	(789)	522

NET INCOME	$34,597	$34,998

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.28
Income (loss) from discontinued operations, net of taxes	(0.01)	-

Net income	$0.29	$0.28

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.29	$0.28
Income (loss) from discontinued operations, net of taxes	-	-

Net income	$0.29	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,597	$34,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,648	21,412
Amortization of debt issuance costs and other non-cash interest	894	993
Deferred income taxes	3,205	2,015
Income tax benefit of equity compensation	(149)	(4,540)
Non-cash equity compensation	2,562	2,325
Other expenses	20	93
Other non-cash items	350	644
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	11,029	17,763
Accounts payable, accrued expenses and other liabilities	(6,317)	(13,698)
Income taxes payable	11,273	15,026

Net cash provided by operating activities	82,112	77,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(22,493)	(149,579)
Expenditures for other capital improvements	(11,133)	(8,849)
Proceeds from sale of assets	120	41
Increase in other assets	(54)	(164)
Payments received on direct financing leases and notes receivable	260	230

Net cash used in investing activities	(33,300)	(158,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	72,388	70,000
Principal repayments of debt	(167)	-
Payment of debt issuance costs	-	(89)
Income tax benefit of equity compensation	149	4,540
Purchase and retirement of common stock	(111,500)	(3,367)
Proceeds from exercise of stock options	289	2,708

Net cash provided by (used in) financing activities	(38,841)	73,792

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,971	(7,498)

CASH AND CASH EQUIVALENTS, beginning of period	34,077	57,968

CASH AND CASH EQUIVALENTS, end of period	$44,048	$50,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $303 and $3,561 in 2009 and 2008, respectively)	$17,894	$13,671

Income taxes	$245	$376

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:

Net income	-	-	-	34,597	34,597

Total comprehensive income	-	-	-	34,597	34,597

Issuance of common stock	1	-	12	-	12

Retirement of common stock	(9,701)	(97)	(109,437)	-	(109,534)

Amortization of deferred compensation, net of forfeitures	(18)	-	1,448	-	1,448

Income tax benefit (charge) of equity compensation	-	-	(804)	-	(804)

Restricted stock grant	134	1	(1)	-	-

Stock option compensation expense	-	-	1,102	-	1,102

Stock options exercised	60	-	289	-	289

Balance as of March 31, 2009	115,149	$1,151	$1,468,786	$(162,468)	$1,307,469

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:

Net income	-	-	-	34,998	34,998

Total comprehensive income	-	-	-	34,998	34,998

Issuance of common stock	-	-	6	-	6

Retirement of common stock	(126)	(1)	(3,366)	-	(3,367)

Amortization of deferred compensation, net of forfeitures	(10)	-	1,469	-	1,469

Income tax benefit of equity compensation	-	-	4,540	-	4,540

Restricted stock grant	265	2	(2)	-	-

Stock option compensation expense	-	-	850	-	850

Stock options exercised	364	4	2,704	-	2,708

Balance as of March 31, 2008	124,965	$1,250	$1,574,937	$(313,008)	$1,263,179

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
1.	ORGANIZATION AND OPERATIONS

As of March 31, 2009, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 46 correctional and detention facilities, two of which are leased to other operators. As of March 31, 2009, the Company operated 64 facilities located in 19 states and the District of Columbia. The Company is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company included in its Annual Report on Form 10-K as of and for the year ended December 31, 2008 (the “2008 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $13.7 million as of March 31, 2009 and December 31, 2008 and was associated with fourteen facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(861)	$873	$(860)
Contract values	(35,688)	30,782	(35,688)	29,896

Total	$(34,815)	$29,921	$(34,815)	$29,036

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended March 31, 2009 and 2008 was $1.0 million and $1.2 million, respectively. Interest expense associated with the amortization of contract values for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (remainder)	$2,038
2010	2,534
2011	134
2012	134
2013	134
2014	134
4.	FACILITY ACTIVATION AND DEVELOPMENTS

In March 2009, the Company announced that it was awarded a contract with the state of Arizona to manage up to 752 Arizona inmates at its 752-bed Huerfano County Correctional Center in Colorado. The new contract includes an initial term ending March 9, 2010, which may be renewed by mutual agreement for four consecutive terms of one year each. Additionally, the new contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. Once the Company completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to the Company’s three other facilities located in Colorado, the Company began transferring Arizona inmates into the facility.

In March 2009, the Company announced a new contract to manage detainee populations for U.S. Immigration and Customs Enforcement (“ICE”) at the North Georgia Detention Center in Hall County, Georgia, which will have a total design capacity of 502 beds upon completion of renovations. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, the Company will house up to 500 ICE detainees at the facility. The Company will lease the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides the Company the ability to cancel the lease if it does not have a management contract. The Company currently anticipates opening the facility during the third quarter of 2009.

In April 2009, the Company announced that it had been awarded a contract with the Federal Bureau of Prisons (“BOP”) to house up to 2,567 federal inmates at the Company’s recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to the Company’s other contracts with the BOP, including a 50% guarantee of occupancy during the activation period and a 90% guarantee thereafter. The Company expects to receive a Notice to Proceed within 120 days of the contract award and expects to commence receiving inmates during the third quarter of 2009.

5.	DISCONTINUED OPERATIONS

As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, the Company ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. The Company reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. The Company is currently evaluating strategies to maximize the value of the Shelby Training Center.

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

Pursuant to a re-bid of the management contracts, during September 2008, the Company was notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are being reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented.

During December 2008, the Company was notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in

Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. The Company expects to be able to find an alternative use for the facility, including, among others, the possibility of a new lease arrangement, a management contract to operate the facility, or a sale of the facility to a third party. Accordingly, upon termination of the lease in the first quarter of 2009, the Company reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the land, building, and equipment.

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

REVENUE:
Owned	$-	$1,649
Managed-only	510	7,145
Rental	-	549

	510	9,343

EXPENSES:
Owned	-	1,484
Managed-only	1,782	6,922
Depreciation and amortization	4	96

	1,786	8,502

OPERATING INCOME (LOSS)	(1,276)	841

Other income	6	1

INCOME (LOSS) BEFORE INCOME TAXES	(1,270)	842

Income tax (expense) benefit	481	(320)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(789)	$522

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2009	December 31, 2008

ASSETS
Accounts receivable	$807	$3,235
Prepaid expenses and other current assets	57	306

Total current assets	864	3,541

Property and equipment, net	-	154

Total assets	$864	$3,695

LIABILITIES

Accounts payable and accrued expenses	$2,122	$2,034

Total current liabilities	$2,122	$2,034

6.	DEBT

Debt outstanding as of March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2009 was 1.3%.	$289,466	$217,245

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%.	250,000	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.6 million and $0.7 million was unamortized at March 31, 2009 and December 31, 2008, respectively.	200,605	200,677

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

	1,265,071	1,192,922
Less: Current portion of long-term debt	(290)	(290)

	$1,264,781	$1,192,632

Revolving Credit Facility. During December 2007, the Company entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is being utilized to fund development projects in anticipation of increasing demand by existing and potential new customers and the stock repurchase program as further described in Note 7, as well as for working capital, capital expenditures and general corporate purposes.

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of March 31, 2009, the Company had $289.5 million of outstanding borrowings under the Revolving Credit Facility as well as $32.2 million in letters of credit outstanding.

Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Company’s Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At March 31, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid. It is the Company’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.

The Revolving Credit Facility has a $20.0 million sublimit for swing line loans which enables the Company to borrow from Banc of America Securities LLC without advance notice, at the base rate. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.

The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of March 31, 2009, the Company was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.

$250 Million 7.5% Senior Notes. Interest on the $250.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in May 2003 (the “$250 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. The $250 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. The Company may currently redeem all or a portion of the notes at par pursuant to the indenture, as supplemented, governing the $250 Million 7.5% Senior Notes.

$200 Million 7.5% Senior Notes. Interest on the $200.0 million aggregate principal amount of the Company’s 7.5% unsecured senior notes issued in August 2003 (the “$200 Million 7.5% Senior Notes”) accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year. However, the notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which is amortized as a reduction to interest expense over the term of the notes. The $200 Million 7.5% Senior Notes are scheduled to mature on May 1, 2011. The Company may currently redeem all or a portion of the notes at par. The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes.

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

$150 Million 6.75% Senior Notes. Interest on the $150.0 million aggregate principal amount of the Company’s 6.75% unsecured senior notes issued in January 2006 (the “6.75% Senior Notes”) accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. The Company may redeem all or a portion of the notes on or after January 31, 2010. Redemption prices are set forth in the indenture, as supplemented, governing the 6.75% Senior Notes.

7.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In November 2008, the Company’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of the Company’s common stock through December 31, 2009. Through March 31, 2009, the Company completed the purchase of 10.7 million shares at a total cost of $125.0 million. The Company has utilized cash on hand, net cash provided by operations, and borrowings available under the Company’s Revolving Credit Facility to fund the repurchases.

Restricted Stock

During the first quarter of 2009, the Company issued 321,000 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate fair value of $3.4 million, including 230,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares or units to employees whose compensation is charged to operating expense. During 2008, the Company issued 279,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 restricted shares to employees whose compensation is charged to operating expense.

The Company established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares or units of restricted stock issued to the other employees of the Company vest after three years of continuous service.

During the three months ended March 31, 2009, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2008, the Company expensed $1.5 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). As of March 31, 2009, 701,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the first quarter of 2009, the Company issued to its officers and executive officers options to purchase 648,000 shares of common stock with an aggregate fair value of $2.4 million, with an exercise price of $10.73 per share. During 2008, the Company issued to its officers, executive officers, and non-employee directors options to purchase 671,000 shares of common stock with an aggregate fair value of $5.1 million, with a weighted average exercise price of $26.61 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.

During the three months ended March 31, 2009 and 2008, the Company expensed $1.1 million and $0.9 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2009, options to purchase 5.2 million shares of common stock were outstanding with a weighted average exercise price of $13.77.

8.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the Company, diluted earnings per share is computed by dividing net income, as adjusted, by the weighted average number of common shares after considering the additional dilution related to restricted stock-based compensation and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2009	2008

NUMERATOR
Basic:
Income from continuing operations	$35,386	$34,476
Income (loss) from discontinued operations, net of taxes	(789)	522

Net income	$34,597	$34,998

Diluted:
Income from continuing operations	$35,386	$34,476
Income (loss) from discontinued operations, net of taxes	(789)	522

Diluted net income	$34,597	$34,998

DENOMINATOR
Basic:
Weighted average common shares outstanding	119,797	124,024

Diluted:
Weighted average common shares outstanding	119,797	124,024
Effect of dilutive securities:
Stock options and warrants	611	1,857
Restricted stock-based compensation	149	219

Weighted average shares and assumed conversions	120,557	126,100

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.28
Income (loss) from discontinued operations, net of taxes	(0.01)	-

Net income	$0.29	$0.28

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.29	$0.28
Income (loss) from discontinued operations, net of taxes	-	-

Net income	$0.29	$0.28

9.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $45.3 million at March 31, 2009 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2009, the outstanding principal balance of the bonds exceeded the purchase price option by $12.8 million.

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

The Company’s effective tax rate was 37.9% during the first quarter of 2009 compared with 38.3% during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

The Company has a $6.6 million liability recorded for uncertain tax positions as of March 31, 2009, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.8 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. During 2008, the Company was notified that the IRS would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2007 and 2006. It is too early to predict the outcome of the audit.

11.	SEGMENT REPORTING

As of March 31, 2009, the Company owned and managed 44 correctional and detention facilities, and managed 20 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2008 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Revenue:
Owned and managed	$317,660	$290,967
Managed-only	84,743	85,067

Total management revenue	402,403	376,034

Operating expenses:
Owned and managed	207,703	189,428
Managed-only	73,805	74,243

Total operating expenses	281,508	263,671

Facility contribution:
Owned and managed	109,957	101,539
Managed-only	10,938	10,824

Total facility contribution	120,895	112,363

Other revenue (expense):
Rental and other revenue	1,751	3,377
Other operating expense	(3,289)	(5,221)
General and administrative	(19,771)	(19,553)
Depreciation and amortization	(24,644)	(21,316)

Operating income	$74,942	$69,650

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Capital expenditures:
Owned and managed	$16,259	$162,455
Managed-only	3,644	1,489
Discontinued operations	-	94
Corporate and other	5,924	3,666

Total capital expenditures	$25,827	$167,704

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Assets:
Owned and managed	$2,586,686	$2,582,485
Managed-only	110,859	113,092
Corporate and other	168,872	172,102
Discontinued operations	864	3,695

Total assets	$2,867,281	$2,871,374

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:
•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, or

SEC, on February 25, 2009 (File No. 001-16109) (the “2008 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2008 Form 10-K.
OVERVIEW
The Company
As of March 31, 2009, we owned 46 correctional and detention facilities, two of which we leased to other operators. As of March 31, 2009, we operated 64 facilities, including 44 facilities that we owned, with a total design capacity of approximately 85,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
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
Our website address is www.correctionscorp.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Information on our website is not part of this report.
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. A summary of our significant accounting policies is described in our 2008 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2009, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of March 31, 2009, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $5.2 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Accordingly, we have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $3.3 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of March 31, 2009, we had $35.0 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2009, we had $14.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total

Facilities as of December 31, 2007		41	24	3	68

Activation of the La Palma Correctional Center	July & October 2008	1	-	-	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	-	(1)	-	(1)
Expiration of the management contract for the Bay County Jail and Annex	October 2008	-	(1)	-	(1)
Completion of construction of the Adams County Correctional Center	December 2008	1	-	-	1

Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	-	(1)	-
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	-	(1)	-	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	-	(1)	-	(1)

Facilities as of March 31, 2009		44	20	2	66

During the first quarter of 2009, we incurred $0.7 million of operating expenses at the North Georgia Detention Center in preparation for the receipt of detainees under the new contract with the U.S. Immigration and Customs Enforcement, or ICE, as discussed further under “Facility Operations”. During the first quarter of 2008, we also incurred $0.6 million of operating expenses at the La Palma Correctional Center in preparation for the receipt of inmates, which began during the third quarter of 2008 when the facility was placed into service. These expenses are not included in segment results or per man-day statistics prior to being placed into service.
Our results of operations are impacted by the number of beds created as a result of expansion and development projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2008 as a result of facility expansion and development projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only

Kit Carson Correctional Center	First quarter 2008	720	Owned

Eden Detention Center	First quarter 2008	129	Owned

Tallahatchie County Correctional Facility	Second quarter 2008	720	Owned
	Fourth quarter 2008	128	Owned

Bent County Correctional Facility	Second quarter 2008	720	Owned

Leavenworth Detention Center	Second quarter 2008	266	Owned

La Palma Correctional Center	Third quarter 2008	1,020	Owned
	Fourth quarter 2008	1,020	Owned
	First quarter 2009	1,020	Owned

Davis Correctional Facility	Third quarter 2008	660	Owned

Cimarron Correctional Facility	Fourth quarter 2008	660	Owned

Silverdale Facilities	Fourth quarter 2008	128	Managed-Only

Adams County Correctional Center	Fourth quarter 2008	2,232	Owned

		9,423

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Net income was $34.6 million, or $0.29 per diluted share, for the three months ended March 31, 2009, compared with net income of $35.0 million, or $0.28 per diluted share, for the three months ended March 31, 2008.
Net income during the first quarter of 2009 was favorably impacted by the increase in operating income of $5.3 million to $74.9 million from $69.7 million during the first quarter of 2008. Contributing to the increase in operating income during 2009 compared with the 2008 period was an increase in average daily compensated inmate population of 3,058, from 73,431 to 76,489, due in part to the placement of approximately 8,600 beds into service since the first quarter of 2008, partially offset by an increase in depreciation on new developments and expansions placed into service.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2009 and 2008:

	For the Three Months
	Ended March 31,
	2009	2008

Revenue per compensated man-day	$58.45	$56.27
Operating expenses per compensated man-day:
Fixed expense	30.96	29.54
Variable expense	9.94	9.92

Total	40.90	39.46

Operating margin per compensated man-day	$17.55	$16.81

Operating margin	30.0%	29.9%

Average compensated occupancy	89.4%	97.0%

Average compensated population	76,489	73,431

Average compensated population for the quarter ended March 31, 2009 increased 3,058 from 73,431 in the first quarter of 2008 to 76,489 in the first quarter of 2009. The increase in average compensated population resulted primarily from the placement of approximately 8,600 beds into service since the first quarter of 2008. These new beds were largely the result of the opening of our 3,060-bed La Palma Correctional Center in the second half of 2008 and the first quarter of 2009, the opening of our 2,232-bed Adams County Correctional Center completed in the fourth quarter of 2008, as well as the completion of approximately 3,300 expansion beds placed into service since the first quarter of 2008.
Our total facility management revenue increased by $26.4 million, or 7.0%, during the first quarter of 2009 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $15.5 million generated by an increase in the average daily compensated population during the first quarter of 2009. The remaining increase in facility management revenue was primarily driven by the rate increase of 3.9% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
State revenues increased $18.3 million, or 9.5%, from $193.5 million in the first quarter of 2008 to $211.8 million in the first quarter of 2009, as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We are monitoring the challenges faced by our customers as a result of the downturn in the economy and the unusual financial environment. Although this environment increases the level of uncertainty in the short-term, we believe the long-term implications are very positive as states may defer or cancel plans for adding new prison bed capacity, which should ensure a continuation of the supply and demand imbalance that has been benefiting the private prison industry.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 40% of our total revenue for both of the three months ended March 31, 2009 and 2008, increasing 5.5% from $151.8 million in the first quarter of 2008 to $160.1 million in the first quarter of 2009.
Operating expenses totaled $284.8 million and $268.9 million for the three months ended March 31, 2009 and 2008, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary. The increase in operating expenses for the first quarter of 2009 over the prior year period was due primarily to the commencement of operations at the La Palma facility during the third quarter of 2008 and the increased operating expenses at facilities where expansions have been placed into service since the first quarter of 2008, most notably at the Tallahatchie facility.
Fixed expenses per compensated man-day increased to $30.96 in the first quarter of 2009 from $29.54 in the first quarter of 2008 primarily as a result of an increase in salaries and benefits of $1.30 per compensated man-day, an increase of 5.2%. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses during the first quarter of 2009. During the three months ended March 31, 2009, facility salaries and benefits expense increased $14.0 million. Salaries and benefits increased most notably at our La Palma facility that opened in July 2008 and our Tallahatchie facility where expansion beds were placed into service and where additional inmates from the state of California were received. An increase in vacant beds at several facilities also contributed to a decline in efficiencies resulting in a higher fixed cost per man-day.
Fixed costs per man-day will be negatively impacted as we commence operations at newly developed facilities or as we hire additional staff at facilities we expand until the occupancy at such facilities reach stabilized levels. Further, as we fill our available beds, the opportunity to leverage our fixed costs, such as salaries and benefits, over a larger inmate population will be diminished. While we have historically experienced tight labor markets for correctional officers and nursing staff, the downturn in the economy has provided some relief.
Facility variable operating expenses increased $0.02 per compensated man-day from the prior year quarter. The increase in facility variable operating expenses was largely due to increased costs at facilities where new beds were placed into service.
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

	For the Three Months Ended March 31,
	2009	2008

Owned and Managed Facilities:
Revenue per compensated man-day	$67.21	$64.51
Operating expenses per compensated man-day:
Fixed expense	33.51	31.63
Variable expense	10.44	10.37

Total	43.95	42.00

Operating margin per compensated man-day	$23.26	$22.51

Operating margin	34.6%	34.9%

Average compensated occupancy	86.1%	96.9%

Average compensated population	52,517	49,563

	For the Three Months Ended March 31,
	2009	2008

Managed Only Facilities:
Revenue per compensated man-day	$39.28	$39.16
Operating expenses per compensated man-day:
Fixed expense	25.37	25.21
Variable expense	8.84	8.98

Total	34.21	34.19

Operating margin per compensated man-day	$5.07	$4.97

Operating margin	12.9%	12.7%

Average compensated occupancy	97.8%	97.1%

Average compensated population	23,972	23,868

Owned and Managed Facilities
The operating margins per man-day at owned and managed facilities increased 3.3% from $22.51 during the first quarter of 2008 to $23.26 during the first quarter of 2009. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $8.4 million, from $101.5 million during the first quarter of 2008 to $110.0 million during the first quarter of 2009, an increase of 8.3%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the first quarter of 2009 to 52,517 compared to 49,563 in the same period in 2008, an increase of 6.0%. The increase in average compensated population was largely the result of placing into service our La Palma

Correctional Center during the second half of 2008 and the completion of approximately 1,500 expansion beds at our Tallahatchie County Correctional Facility where the state of California continues to transfer inmates under the contract described hereafter. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher average per diem rates than on existing contracts and from annual per diem increases.
The most notable increases in compensated population during the first quarter of 2009 occurred at the La Palma Correctional Center which opened during 2008, the Tallahatchie facility resulting from the receipt of additional inmate populations from the state of California, as well as at the Red Rock Correctional Center where inmates from the state of California have also been received since the first quarter of 2008. Our total revenues increased by $19.1 million at these three facilities during the three months ended March 31, 2009 compared to the same period in the prior year. The La Palma and Tallahatchie facilities had approximately 1,400 available beds as of March 31, 2009 that are expected to be utilized by the state of California in the near future.
Our contract with the State of California Department of Corrections and Rehabilitation, or CDCR, provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011. As of March 31, 2009, we held approximately 6,650 inmates from the state of California.
In October 2007, we announced that we would begin construction of our new 3,060-bed La Palma Correctional Center, which we expect to be fully utilized by the CDCR. We completed construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of approximately $200.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. Legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. Further, the expiration of the statutory authority to transfer California inmates to out-of-state private correctional facilities coincides with the expiration of our management contract on June 30, 2011. If transfers from California are limited as a result of one or more of these proceedings, or if the authority to transfer inmates out-of-state to our facilities is not extended upon expiration, we would market the beds designated for the CDCR, including those that are provided at our new La Palma Correctional Center, to other federal and state customers. While we currently believe we would ultimately be able to fill a substantial portion of such beds, the utilization would be at a much slower pace. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

We experienced reductions in inmate populations from the states of Minnesota, Washington, New Mexico, and Kentucky which negatively impacted our margins at owned and managed facilities.
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. We currently house approximately 2,150 inmates from the state of Arizona at our Diamondback Correctional Facility located in Oklahoma pursuant to a separate management contract. The new contract includes an initial term ending March 9, 2010, which may be renewed by mutual agreement for four consecutive terms of one year each. Additionally, the new contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. We recently completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities. We are currently in the process of receiving the new inmates from Arizona and expect to complete the transfer of up to 752 inmates during the second quarter of 2009.
In April 2009, we announced that we had been awarded a contract with the BOP to house up to 2,567 federal inmates at our recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to our other contracts with the BOP, including a 50% guarantee of occupancy during activation period and a 90% guarantee thereafter. We expect to receive a Notice to Proceed within 120 days of the contract award and expect to commence receiving inmates during the third quarter of 2009.
Managed-Only Facilities
Our operating margins increased slightly at managed-only facilities during the three months ended March 31, 2009 to 12.9% from 12.7% during the three months ended March 31, 2008. Facility contribution at the managed-only facilities increased by $0.1 million, from $10.8 million during the first quarter of 2008 to $10.9 million during the first quarter of 2009, an increase of 1.1%. The managed-only business remains very competitive, which continues to put pressure on per diems, resulting in marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day remained essentially flat during the first quarter of 2009 at $39.28 per compensated man-day compared with $39.16 per compensated man-day during the first quarter of 2008.
Operating expenses per compensated man-day increased slightly to $34.21 during the first quarter of 2009 compared with $34.19 during the same period in the prior year. Operating expenses per compensated man-day were affected by increases in personnel costs caused largely due to annual salary increases and inflationary increases in employee benefits. However, these increases were offset by reductions in other variable expenses such as inmate medical costs, which can fluctuate from quarter to quarter depending on claims experience for inmate medical expense, and tight expense controls. Further, in certain instances, in order to assist our customers in meeting their budgetary challenges, we agreed to contract modifications that curtailed per diem rates and operating expenses.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins. During the three months ended March 31, 2009 and 2008, managed-only facilities generated 9.0% and 9.6%, respectively, of our total facility contribution.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which will have a total design capacity of 502 beds upon completion of renovations. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We will lease the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We currently anticipate opening the facility during the third quarter of 2009, which is expected to have a favorable impact on our operating margins in the managed-only segment once full occupancy is reached.
General and administrative expense
For the three months ended March 31, 2009 and 2008, general and administrative expenses totaled $19.8 million and $19.6 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the first three months of 2008 primarily as a result of an increase in salaries and benefits, including stock-based compensation, which increased to $2.3 million during the first quarter of 2009 from $2.1 million during the first quarter of 2008.
We incurred charges of $0.5 million during both the first quarter of 2009 and the first quarter of 2008 in connection with the abandonment of certain development projects. General and administrative expenses could increase in the future for the write-off of additional costs we incur in the event we decide to abandon any such projects.
Depreciation and amortization
For the three months ended March 31, 2009 and 2008, depreciation and amortization expense totaled $24.6 million and $21.3 million, respectively. The increase in depreciation and amortization from the comparable period in 2008 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects, most notably our La Palma Correctional Center and our Adams County Correctional Center, and the additional depreciation on our other capital expenditures. We expect depreciation and amortization to increase in 2009 compared to 2008 as we recognize a full year impact of depreciation related to these two new facilities as well as various expansions placed into service throughout 2008.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2009 and 2008. Gross interest expense, net of capitalized interest, was $18.5 million and $14.7 million, respectively, for the three months ended March 31,

2009 and 2008. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that the LIBOR could increase in the future.
Gross interest income was $0.6 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due primarily to lower interest rates on cash and investment balances.
Capitalized interest was $0.3 million and $3.6 million during the first quarter of 2009 and 2008, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
We incurred income tax expense of $21.6 million and $21.4 million for the three months ended March 31, 2009 and 2008, respectively.
Our effective tax rate was 37.9% during the first quarter of 2009 compared with 38.3% during the same period in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. We are currently evaluating strategies to maximize the value of the Shelby Training Center. The Shelby Training Center operated at a profit of $0.1 million, net of taxes, for the three months ended March 31, 2008.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility are being reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) and $0.1 million, net of taxes, for the three months ended March 31, 2009 and 2008, respectively.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a loss of $0.1 million and a profit of $0.2 million, net of taxes, for the three months ended March 31, 2009 and 2008, respectively.
During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. We expect to be able to find an alternative use for the facility, including, among others, the possibility of a new lease arrangement, a management contract to operate the facility, or a sale of the facility to a third party. Accordingly, upon termination of the lease in the first quarter of 2009, we reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the land, building, and equipment. The lease with Hamilton County generated a profit of $0.3 million, net of taxes, for the three months ended March 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2008 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, such as those that occurred during the fourth quarter of 2008 and first quarter of 2009, by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

As a result of increased demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. During 2008, we placed into service two new correctional facilities, the 3,060-bed La Palma Correctional Center located in Eloy, Arizona, and the 2,232-bed Adams County Correctional Center located in Adams County Mississippi. The La Palma facility was completed at a cost of approximately $200.0 million, while the Adams County facility was completed at a cost of approximately $126.0 million. We expect the La Palma facility to be fully utilized by the state of California. We expect the BOP to fully occupy our Adams County facility pursuant to the aforementioned management contract awarded to us in April 2009.
During 2008, we also expanded seven of our facilities by an aggregate of 4,003 beds. While we have management contracts that enable our existing customers to utilize these beds, we can provide no assurance that the increased capacity will be utilized.
In May 2008, we announced that we were awarded a contract by the Office of Federal Detention Trustee (“OFDT”) to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. In order to expedite completion of the development, we purchased the land and began to incur design and other pre-construction costs associated with this development. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of March 31, 2009, the remaining costs to complete construction totaled approximately $68.8 million.
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
In addition to the foregoing, the following expansions and development projects were completed during 2008 and the first quarter of 2009. Costs include pre-acquisition costs (as applicable), land acquisition costs, design and construction costs, capitalized interest, as well as furniture, fixtures, and equipment required to operate the beds:

			Cost
Facility	No. of beds	Completion date	(in thousands)

Eden Detention Center Eden, TX	129	First quarter 2008	$19,500	(1)

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	42,000

Tallahatchie County Correctional Facility	720	Second quarter 2008	45,500
Tutwiler, MS	128	Fourth quarter 2008	8,000

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	45,000

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	21,000	(2)

Davis Correctional Facility Holdenville, OK	660	Third quarter 2008	40,000

Cimarron Correctional Facility Cushing, OK	660	Fourth quarter 2008	40,000

Adams County Correctional Center Adams County, MS	2,232	Fourth quarter 2008	126,000

La Palma Correctional Center Eloy, AZ	3,060	First quarter 2009	200,000

Total	9,295		$587,000

(1)
The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. These beds were substantially occupied by the end of the second quarter of 2008.

(2)	The cost for this expansion included a renovation of the existing building infrastructure to accommodate higher detainee populations.
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
During the first quarter of 2009, we capitalized $10.3 million of facility maintenance and technology related expenditures, compared with $8.1 million during the first quarter of 2008. We expect to incur approximately $42.9 million in facility maintenance and technology related expenditures during the remainder of 2009. During the year ended December 31, 2008, we capitalized $35.3 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $80.0 million to $85.0 million in federal and state income taxes during 2009, compared with $54.9 million during 2008. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008 signed into law in February 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005. Income taxes expected to be paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
During December 2007, we entered into a $450.0 million senior secured revolving credit facility arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The revolving credit facility is utilized to fund expansion and development projects, our stock repurchase program described hereafter, as well as for working capital, capital expenditures, and general corporate purposes. At our option, interest on outstanding borrowings is based on either a base rate plus a margin ranging from 0.00% to 0.50% or LIBOR plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on our leverage ratio. The revolving credit facility currently bears interest at a base rate plus a margin of 0.00% or a LIBOR plus a margin of 0.75%.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Given current market conditions, we believe that it is appropriate to use a portion of our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through March 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

As of March 31, 2009, our liquidity was provided by cash on hand of $44.0 million and $119.0 million available under our $450.0 million revolving credit facility. During the three months ended March 31, 2009 and 2008, we generated $82.1 million and $77.0 million, respectively, in cash through operating activities, and as of March 31, 2009, we had net working capital of $150.6 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires principal repayments, and we have no debt maturities until May 2011. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At March 31, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
In the unlikely event that the capacity under our revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) reducing or suspending the stock repurchase program, (ii) delaying certain capital expenditure projects, (iii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our revolving credit facility, or (iv) accessing the public capital markets. Although we believe we would be able to obtain additional capital if needed, such alternatives in the current market could be on terms less favorable than our existing terms, which could have a material effect on our consolidated financial position, results of operations, and cash flows.
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
At March 31, 2009, the interest rates on our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $289.5 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.0%, while our total weighted average maturity was 3.3 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2009 was $82.1 million, compared with $77.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2009 was primarily due to the increase in operating income caused by an increase in inmate populations.
Investing Activities
Our cash flow used in investing activities was $33.3 million for the three months ended March 31, 2009 and was primarily attributable to capital expenditures during the quarter of $33.6 million and included expenditures for the aforementioned facility development and expansions of $22.5 million. Our cash flow used in investing activities was $158.3 million for the three months ended March 31, 2008 and was primarily attributable to capital expenditures during the quarter of $158.4 million and included expenditures for facility development and expansions of $149.6 million.
Financing Activities
Our cash flow used in financing activities was $38.8 million for the three months ended March 31, 2009 and was primarily attributable to paying $111.5 million to purchase common stock including $110.4 million in connection with the aforementioned stock repurchase program and $1.1 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. These payments were partially offset by $72.2 million of net borrowings from our revolving credit facility, as well as cash flows associated with exercising stock options, including the related income tax benefit of equity compensation. Our cash flow provided by financing activities was $73.8 million for the three months ended March 31, 2008 and was primarily attributable to $70.0 million of borrowings from our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock primarily from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2009 (in thousands):

	Payments Due By Year Ended December 31,
	2009
	(remainder)	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$-	$-	$450,000	$289,466	$375,000	$150,000	$1,264,466
Interest on senior notes	50,484	67,313	44,813	33,563	14,943	844	211,960
Contractual facility expansions	32,602	38,573	-	-	-	-	71,175
Operating leases	2,965	5,562	4,946	3,931	3,951	35,893	57,248

Total contractual cash obligations	$86,051	$111,448	$499,759	$326,960	$393,894	$186,737	$1,604,849

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48 as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $32.2 million of letters of credit outstanding at March 31, 2009 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2009 or 2008. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2009, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.6 million.
As of March 31, 2009, we had outstanding $450.0 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, and $150.0 million of senior notes with a fixed interest rate of 6.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See the information reported in Note 9 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total		as Part of	Shares that May
	Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs (1)
January 1, 2009 – January 31, 2009	1,039,500	$14.52	1,039,500	$118,352,029
February 1, 2009 – February 28, 2009	6,027,775	$11.13	6,027,775	$51,263,430
March 1, 2009 – March 31, 2009	2,532,316	$10.37	2,532,316	$25,000,003
Total	9,599,591	$11.30	9,599,591	$25,000,003

(1) On November 14, 2008, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $150 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through the end of 2009. As of March 31, 2009, the Company had repurchased a total of 10.7 million common shares at an aggregate cost of approximately $125.0 million.

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
Date: May 7, 2009
/s/ John D. Ferguson
John D. Ferguson
Chairman of the Board of Directors and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer