Form 10-Q
period 2009-06-30
CORRECTIONS CORP OF AMERICA
filed 2009-08-06
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of August 4, 2009:
Shares of Common Stock, $0.01 par value per share: 115,192,945 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$73,388	$34,077
Accounts receivable, net of allowance of $2,470 and $2,689, respectively	249,358	261,101
Deferred tax assets	11,999	16,108
Prepaid expenses and other current assets	35,992	23,472
Current assets of discontinued operations	71	3,541

Total current assets	370,808	338,299

Property and equipment, net	2,476,507	2,478,670

Restricted cash	6,741	6,710
Investment in direct financing lease	12,818	13,414
Goodwill	13,672	13,672
Other assets	28,295	20,455
Non-current assets of discontinued operations	—	154

Total assets	$2,908,841	$2,871,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$175,738	$189,049
Income taxes payable	455	450
Current portion of long-term debt	—	290
Current liabilities of discontinued operations	810	2,034

Total current liabilities	177,003	191,823

Long-term debt, net of current portion	1,276,357	1,192,632
Deferred tax liabilities	73,343	68,349
Other liabilities	39,245	38,211

Total liabilities	1,565,948	1,491,015

Commitments and contingencies

Common stock – $0.01 par value; 300,000 shares authorized; 115,181 and 124,673 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,152	1,247
Additional paid-in capital	1,471,595	1,576,177
Retained deficit	(129,854)	(197,065)

Total stockholders’ equity	1,342,893	1,380,359

Total liabilities and stockholders’ equity	$2,908,841	$2,871,374

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Management and other	$412,246	$389,710	$815,818	$768,483
Rental	447	638	1,029	1,276

	412,693	390,348	816,847	769,759

EXPENSES:
Operating	289,283	274,704	574,080	543,596
General and administrative	23,540	19,803	43,311	39,356
Depreciation and amortization	24,948	21,806	49,592	43,122

	337,771	316,313	666,983	626,074

OPERATING INCOME	74,922	74,035	149,864	143,685

OTHER EXPENSES (INCOME):
Interest expense, net	18,661	13,934	36,596	27,584
Expenses associated with debt refinancing transactions	3,838	—	3,838	—
Other (income) expense	(317)	(89)	(291)	5

	22,182	13,845	40,143	27,589

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52,740	60,190	109,721	116,096

Income tax expense	(20,126)	(22,922)	(41,721)	(44,352)

INCOME FROM CONTINUING OPERATIONS	32,614	37,268	68,000	71,744

Income (loss) from discontinued operations, net of tax	—	259	(789)	781

NET INCOME	$32,614	$37,527	$67,211	$72,525

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.30	$0.58	$0.58
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.28	$0.30	$0.57	$0.58

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.30	$0.58	$0.57
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.28	$0.30	$0.57	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,211	$72,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,596	43,588
Amortization of debt issuance costs and other non-cash interest	1,847	1,960
Expenses associated with debt refinancing transactions	3,838	—
Deferred income taxes	7,376	6,050
Income tax benefit of equity compensation	(236)	(6,779)
Other (income) expense	(296)	2
Non-cash equity compensation	4,879	4,704
Other non-cash items	438	745
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	2,787	(8,115)
Accounts payable, accrued expenses and other liabilities	(5,617)	(1,111)
Income taxes payable	241	12,447

Net cash provided by operating activities	132,064	126,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(35,165)	(272,473)
Expenditures for other capital improvements	(18,969)	(15,953)
Proceeds from sale of assets	130	82
Increase in other assets	(1,762)	(1,024)
Payments received on direct financing leases and notes receivable	528	468

Net cash used in investing activities	(55,238)	(288,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	523,978	132,500
Principal repayments of debt	(439,966)	(22,500)
Payment of debt issuance and other refinancing costs	(10,984)	(89)
Income tax benefit of equity compensation	236	6,779
Purchase and retirement of common stock	(111,500)	(3,367)
Proceeds from exercise of stock options	721	5,880

Net cash (used in) provided by financing activities	(37,515)	119,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,311	(43,681)

CASH AND CASH EQUIVALENTS, beginning of period	34,077	57,968

CASH AND CASH EQUIVALENTS, end of period	$73,388	$14,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $527 and $7,709 in 2009 and 2008, respectively)	$38,211	$27,260

Income taxes	$40,839	$22,772

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:

Net income	—	—	—	67,211	67,211

Total comprehensive income	—	—	—	67,211	67,211

Issuance of common stock	2	—	25	—	25

Retirement of common stock	(9,701)	(97)	(109,437)	—	(109,534)

Amortization of deferred compensation, net of forfeitures	(24)	—	2,763	—	2,763

Income tax benefit (charge) of equity compensation	—	—	(743)	—	(743)

Stock option compensation expense	—	—	2,091	—	2,091

Restricted stock grant	135	1	(1)	—	—

Stock options exercised	96	1	720	—	721

Balance as of June 30, 2009	115,181	$1,152	$1,471,595	$(129,854)	$1,342,893

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:

Net income	—	—	—	72,525	72,525

Total comprehensive income	—	—	—	72,525	72,525

Issuance of common stock	—	—	13	—	13

Retirement of common stock	(126)	(1)	(3,366)	—	(3,367)

Amortization of deferred compensation, net of forfeitures	(25)	—	2,886	—	2,886

Income tax benefit of equity compensation	—	—	6,779	—	6,779

Stock option compensation expense	—	—	1,805	—	1,805

Restricted stock grant	266	2	(2)	—	—

Stock options exercised	715	7	5,873	—	5,880

Balance as of June 30, 2008	125,302	$1,253	$1,582,724	$(275,481)	$1,308,496

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
1.	ORGANIZATION AND OPERATIONS
As of June 30, 2009, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 46 correctional and detention facilities, two of which are leased to other operators. As of June 30, 2009, the Company operated 64 facilities, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) effective for interim or annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although, there is new terminology, the standard is based on the same principles as those that currently existed in practice. SFAS 165 does require companies to disclose the date through which the entity has evaluated subsequent events. The Company has evaluated subsequent events through the date of filing this quarterly report on August 6, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS 168 and the Codification do not change current U.S. GAAP and will not have an impact on the Company’s financial position or results of operations.

Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At June 30, 2009 and December 31, 2008, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$13,975	$17,211	$14,503	$17,999
Note receivable from APM	$5,211	$8,824	$4,567	$7,734
Debt	$(1,276,357)	$(1,259,862)	$(1,192,922)	$(1,163,744)
3.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of June 30, 2009 and December 31, 2008 and was associated with fourteen facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(861)	$873	$(860)
Contract values	(35,688)	31,363	(35,688)	29,896

Total	$(34,815)	$30,502	$(34,815)	$29,036

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended June 30, 2009 and 2008 was $0.7 million and $1.2 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2009 and 2008 was $1.7 million and $2.3 million, respectively. Interest expense associated with the amortization of contract values for the three months ended June 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively, while interest expense associated with the amortization of contract values for the six months ended June 30, 2009 and 2008 was $0.2 million and $0.4 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (remainder)	$1,359
2010	2,534
2011	134
2012	134
2013	134
2014	134
4.	FACILITY ACTIVATION AND DEVELOPMENTS
In March 2009, the Company announced that it was awarded a contract with the state of Arizona to manage up to 752 Arizona inmates at its 752-bed Huerfano County Correctional Center in Colorado. The new contract includes an initial term ending March 9, 2010, which may be renewed by mutual agreement for four consecutive terms of one year each. Additionally, the new contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. During the second quarter of 2009, the Company completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to the Company’s three other facilities located in Colorado and also completed the receipt of transferring Arizona inmates into the facility.

In March 2009, the Company announced a new contract to manage detainee populations for U.S. Immigration and Customs Enforcement (“ICE”) at the North Georgia Detention Center in Hall County, Georgia, which will have a total design capacity of 502 beds upon completion of renovations. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, the Company will house up to 500 ICE detainees at the facility. The Company leases the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides the Company the ability to cancel the lease if it does not have a management contract. The Company placed the beds into service during the third quarter of 2009 and currently expects to begin receiving detainees during the third quarter of 2009 as well.
In April 2009, the Company announced that it had been awarded a contract with the Federal Bureau of Prisons (“BOP”) to house up to 2,567 federal inmates at the Company’s recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to the Company’s other contracts with the BOP, including a 50% guarantee of occupancy during the activation period and a 90% guarantee thereafter. The Company began receiving inmates during the third quarter of 2009.
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
The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUE:
Owned and Managed	$—	$1,459	$—	$3,108
Managed-only	—	7,238	510	14,383
Rental	—	571	—	1,120

	—	9,268	510	18,611

EXPENSES:
Owned and Managed	—	1,394	—	2,878
Managed-only	—	7,103	1,782	14,025
Depreciation and amortization	—	370	4	466

	—	8,867	1,786	17,369

OPERATING INCOME (LOSS)	—	401	(1,276)	1,242

Other income	—	2	6	3

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	403	(1,270)	1,245

Income tax (expense) benefit	—	(144)	481	(464)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$259	$(789)	$781

The assets and liabilities of the discontinued operations, presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
ASSETS

Accounts receivable	$28	$3,235
Prepaid expenses and other current assets	43	306

Total current assets	71	3,541

Property and equipment, net	—	154

Total assets	$71	$3,695

LIABILITIES

Accounts payable and accrued expenses	$810	$2,034

Total current liabilities	$810	$2,034

6.	DEBT
Debt outstanding as of June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2009 was 1.1%.	$221,799	$217,245

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. A substantial portion of these notes were tendered and repaid during the second quarter of 2009, as further described hereafter.	43,260	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.7 million was unamortized at December 31, 2008. A substantial portion of these notes were tendered and repaid during the second quarter of 2009, as further described hereafter.	34,608	200,677

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $13.3 million was unamortized at June 30, 2009.	451,690	—

	1,276,357	1,192,922
Less: Current portion of long-term debt	—	(290)

	$1,276,357	$1,192,632

Revolving Credit Facility. During December 2007, the Company entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is utilized to fund expansion and development projects as well as for working capital, capital expenditures, and general corporate purposes.

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of June 30, 2009, the Company had $221.8 million of outstanding borrowings under the Revolving Credit Facility as well as $30.9 million in letters of credit outstanding.

Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Company’s Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At June 30, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is the Company’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
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
The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of June 30, 2009, the Company was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
Refinancing Transaction. In May 2003, the Company completed the issuance of $250.0 million aggregate principal amount of 7.5% unsecured senior notes (the $250 Million 7.5% Senior Notes”). In August 2003, the Company completed the issuance of $200.0 million aggregate principal amount of 7.5% unsecured senior notes (the “$200 Million 7.5% Senior Notes”). The $200 Million 7.5% Senior Notes were issued under the existing indenture and supplemental indenture governing the $250 Million 7.5% Senior Notes. Together, the $250 Million 7.5% Senior Notes and the $200 Million 7.5% Senior Notes are referred to herein as the “7.5% Senior Notes”. Interest on the 7.5% Senior Notes accrued at the stated rate and was payable semi-annually on May 1 and November 1 of each year. However, the $200 Million 7.5% Senior Notes were issued at a price of 101.125% of the principal amount of the notes, resulting in a premium of $2.25 million, which was amortized as a reduction to interest expense over the term of the notes. The 7.5% Senior Notes were scheduled to mature on May 1, 2011.
On May 19, 2009, the Company announced a cash tender offer for any and all of its outstanding 7.5% Senior Notes. In conjunction with the tender offer, the Company solicited consents from holders of the 7.5% Senior Notes to effect certain proposed amendments to the indenture governing the 7.5% Senior Notes. Holders who validly tendered their 7.5% Senior Notes and provided their consents to the proposed amendments to the indenture governing the 7.5% Senior Notes prior to the consent payment deadline on June 2, 2009 (the “Consent Date”) were entitled to receive total consideration equal to $1,001.25 per $1,000 principal amount of the 7.5% Senior Notes, which included a consent payment of $1.25 per $1,000 principal amount of the 7.5% Senior Notes, plus any accrued and unpaid interest on the 7.5% Senior Notes up to, but not including, the payment date. Holders who validly tendered their 7.5% Senior Notes and provided their consents to the proposed amendments to the indenture governing the 7.5% Senior Notes after the Consent Date but on or prior to June 16, 2009 (the “Expiration Date”) were entitled to $1,000 per $1,000 principal amount of the 7.5% Senior Notes plus accrued and unpaid interest up to, but not including, the payment date. However, holders of the 7.5% Senior Notes who tendered after the Consent Date did not receive the consent payment.
On June 3, 2009, the Company completed the sale and issuance of $465.0 million aggregate principal amount of its 7.75% Senior Notes (the “7.75% Senior Notes”) pursuant to a prospectus supplement under an automatically effective shelf registration statement that was filed by the Company with the SEC on May 19, 2009. The 7.75% Senior Notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. The Company used the net proceeds from the sale of the 7.75% Senior Notes to purchase (through the previously described tender offer), redeem, or otherwise acquire the Company’s 7.5% Senior Notes, to pay fees and expenses, and for general corporate purposes. As of June 30, 2009, holders of $372.1 million of the 7.5% Senior Notes validly tendered their notes pursuant to the tender offer and consent solicitation. On July 3, 2009, the Company redeemed the remaining $77.9 million aggregate principal amount of the 7.5% Senior Notes outstanding as of June 30, 2009. The Company reported a charge of $3.8 million during the second quarter of 2009 in connection with the purchase and redemption of the 7.5% Senior Notes. The Company capitalized approximately $10.5 million of costs associated with the issuance of the 7.75% Senior Notes.
Interest on the 7.75% Senior Notes accrues at the stated rate and is payable on June 1 and December 1 of each year. The 7.75% Senior Notes are scheduled to mature on June 1, 2017. At any time on or before June 1, 2012, the Company may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem all or a portion of the notes on or after June 1, 2013. Redemption prices are set forth in the indenture governing the 7.75% Senior Notes.
7.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program

In November 2008, the Company’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of the Company’s common stock through December 31, 2009. Through June 30, 2009, the Company completed the purchase of 10.7 million shares at a total cost of $125.0 million. The Company has utilized cash on hand, net cash provided by operations, and borrowings available under the Company’s Revolving Credit Facility to fund the repurchases.

Restricted Stock

During the first six months of 2009, the Company issued 322,000 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate fair value of $3.5 million, including 231,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense. During 2008, the Company issued 279,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 shares to employees whose compensation is charged to operating expense.

The Company established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees of the Company vest after three years of continuous service.
During the three months ended June 30, 2009, the Company expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.0 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2008, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses).
During the six months ended June 30, 2009, the Company expensed $2.8 million, net of forfeitures, relating to restricted common stock and common stock units ($0.5 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2008, the Company expensed $2.9 million, net of forfeitures, relating to restricted common stock ($0.6 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). As of June 30, 2009, 697,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options
During the six months ended June 30, 2009, the Company issued to its directors, officers, and executive officers options to purchase 796,000 shares of common stock with an aggregate fair value of $3.2 million, with a weighted average exercise price of $11.61 per share. During 2008, the Company issued to its officers, executive officers, and non-employee directors options to purchase 671,000 shares of common stock with an aggregate fair value of $5.1 million, with a weighted average exercise price of $26.61 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.
During the three months ended June 30, 2009 and 2008, the Company expensed $1.0 million and $0.9 million, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2009 and 2008, the Company expensed $2.1 million and $1.8 million, net of forfeitures, relating to its outstanding stock options. As of June 30, 2009, options to purchase 5.3 million shares of common stock were outstanding with a weighted average exercise price of $13.72.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
NUMERATOR
Basic:
Income from continuing operations	$32,614	$37,268	$68,000	$71,744
Income (loss) from discontinued operations, net of taxes	—	259	(789)	781

Net income	$32,614	$37,527	$67,211	$72,525

Diluted:
Income from continuing operations	$32,614	$37,268	$68,000	$71,744
Income (loss) from discontinued operations, net of taxes	—	259	(789)	781

Diluted net income	$32,614	$37,527	$67,211	$72,525

DENOMINATOR
Basic:
Weighted average common shares outstanding	114,661	124,376	117,215	124,200

Diluted:
Weighted average common shares outstanding	114,661	124,376	117,215	124,200
Effect of dilutive securities:
Stock options and warrants	847	1,713	729	1,785
Restricted stock-based compensation	179	169	164	194

Weighted average shares and assumed conversions	115,687	126,258	118,108	126,179

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.30	$0.58	$0.58
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.28	$0.30	$0.57	$0.58

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.30	$0.58	$0.57
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.28	$0.30	$0.57	$0.57

9.	COMMITMENTS AND CONTINGENCIES
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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $45.3 million at June 30, 2009 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2009, the outstanding principal balance of the bonds exceeded the purchase price option by $13.6 million.
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
The Company’s effective tax rate was approximately 38.2% and 38.0% during the three and six months ended June 30, 2009, respectively, compared with approximately 38.1% and 38.2% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

The Company has a $6.6 million liability recorded for uncertain tax positions as of June 30, 2009, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $5.9 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. During 2008, the Company was notified that the IRS would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2007 and 2006. It is too early to predict the outcome of the audit.
11.	SEGMENT REPORTING
As of June 30, 2009, the Company owned and managed 44 correctional and detention facilities, and managed 20 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2008 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue:
Owned and managed	$324,667	$303,225	$642,327	$594,192
Managed-only	86,102	85,001	170,845	170,068

Total management revenue	410,769	388,226	813,172	764,260

Operating expenses:
Owned and managed	210,749	194,795	418,452	384,223
Managed-only	73,982	72,994	147,787	147,237

Total operating expenses	284,731	267,789	566,239	531,460

Facility contribution:
Owned and managed	113,918	108,430	223,875	209,969
Managed-only	12,120	12,007	23,058	22,831

Total facility contribution	126,038	120,437	246,933	232,800

Other revenue (expense):
Rental and other revenue	1,924	2,122	3,675	5,499
Other operating expense	(4,552)	(6,915)	(7,841)	(12,136)
General and administrative	(23,540)	(19,803)	(43,311)	(39,356)
Depreciation and amortization	(24,948)	(21,806)	(49,592)	(43,122)

Operating income	$74,922	$74,035	$149,864	$143,685

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Capital expenditures:
Owned and managed	$18,803	$152,103	$35,062	$314,558
Managed-only	3,093	1,100	6,737	2,589
Discontinued operations	—	68	—	162
Corporate and other	1,639	2,082	7,563	5,748

Total capital expenditures	$23,535	$155,353	$49,362	$323,057

The assets for the reportable segments are as follows (in thousands):

	June 30, 2009	December 31, 2008
Assets:
Owned and managed	$2,572,654	$2,582,485
Managed-only	114,931	113,092
Corporate and other	221,185	172,102
Discounted operations	71	3,695

Total assets	$2,908,841	$2,871,374

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (File No. 001-16109) (the “2008 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2008 Form 10-K.
OVERVIEW
The Company
As of June 30, 2009, we owned 46 correctional and detention facilities, two of which we leased to other operators. As of June 30, 2009, we operated 64 facilities, including 44 facilities that we owned, with a total design capacity of approximately 86,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada that is expected to be completed during the third quarter of 2010.
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
Asset impairments. As of June 30, 2009, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of June 30, 2009, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
Self-funded insurance reserves. As of June 30, 2009, we had $36.0 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2009, we had $12.9 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2007		41	24	3	68

Activation of the La Palma Correctional Center	July & October 2008	1	—	—	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	—	(1)	—	(1)
Expiration of the management contract for the Bay County Jail and Annex	October 2008	—	(1)	—	(1)
Completion of construction of the Adams County Correctional Center	December 2008	1	—	—	1

Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)

Facilities as of June 30, 2009		44	20	2	66

During the three and six months ended June 30, 2009, we incurred $1.1 million and $1.8 million, respectively, of operating expenses at the North Georgia Detention Center in preparation for the receipt of detainees under the new contract with the U.S. Immigration and Customs Enforcement, or ICE, as discussed further under “Facility Operations”. During the three and six months ended June 30, 2008, we also incurred $2.9 million and $3.5 million, respectively, of operating expenses at the La Palma Correctional Center in preparation for the receipt of inmates, which began during the third quarter of 2008 when the facility was placed into service. These expenses are not included in segment results or per man-day statistics prior to being placed into service.
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

		9,423

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008
Net income was $32.6 million, or $0.28 per diluted share, for the three months ended June 30, 2009, compared with net income of $37.5 million, or $0.30 per diluted share, for the three months ended June 30, 2008. During the six months ended June 30, 2009, we generated net income of $67.2 million, or $0.57 per diluted share, compared with net income of $72.5 million, or $0.57 per diluted share, for the six months ended June 30, 2008.
Net income during the three and six months ended June 30, 2009 was negatively impacted by a $3.8 million charge, or $0.02 per diluted share after taxes, associated with debt refinancing transactions completed during the second quarter of 2009, as further described hereafter, which consisted of a tender premium paid to the holders of the 7.5% senior notes who tendered their notes to us at par pursuant to our tender offer, estimated fees and expenses associated with the tender offer, and the write-off of the debt premium and existing deferred loan costs associated with the purchase of the 7.5% senior notes. Net income during the three and six months ended June 30, 2009 also reflected $4.1 million of consulting fees, or $0.02 per diluted share after taxes, in connection with a company-wide initiative to improve operational efficiencies.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue per compensated man-day	$58.31	$57.01	$58.38	$56.65
Operating expenses per compensated man-day:
Fixed expense	30.37	29.07	30.66	29.30
Variable expense	10.05	10.26	10.00	10.09

Total	40.42	39.33	40.66	39.39

Operating margin per compensated man-day	$17.89	$17.68	$17.72	$17.26

Operating margin	30.7%	31.0%	30.4%	30.5%

Average compensated occupancy	90.5%	97.0%	89.9%	97.0%

Average available beds	85,575	77,107	85,552	76,419

Average compensated population	77,408	74,831	76,951	74,131

Average compensated population for the quarter ended June 30, 2009 increased 2,577 from 74,831 in the second quarter of 2008 to 77,408 in the second quarter of 2009. The increase in average compensated population resulted primarily from the placement of approximately 8,600 new beds into service since the end of the first quarter of 2008. These new beds were largely the result of the opening of our 3,060-bed La Palma Correctional Center in the second half of 2008 and the first quarter of 2009, the opening of our 2,232-bed Adams County Correctional Center completed in the fourth quarter of 2008 (which is expected to begin housing inmates during the third quarter of 2009 as further described hereafter), as well as the completion of approximately 3,300 expansion beds placed into service since the first quarter of 2008.

Our total facility management revenue increased by $22.5 million, or 5.8%, during the second quarter of 2009 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $13.4 million generated by an increase in the average daily compensated population during the second quarter of 2009. The remaining increase in facility management revenue was primarily driven by the rate increase of 2.3% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
State revenues increased $16.5 million, or 8.2%, from $200.3 million for the three months ended June 30, 2008 to $216.8 million for the three months ended June 30, 2009, and $34.8 million, or 8.8%, from $393.8 million for the six months ended June 30, 2008 to $428.6 million for the six months ended June 30, 2009. State revenues increased as certain states, such as the states of California and Arizona, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We are monitoring the challenges faced by our customers as a result of the downturn in the economy and the unusual financial environment. Although this environment increases the level of uncertainty in the short-term, we believe the long-term implications are very positive as states may defer or cancel plans for adding new prison bed capacity, which should ensure a continuation of the supply and demand imbalance that has been benefiting the private prison industry.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 40% of our total revenue for the six months ended June 30, 2009 and 2008, respectively, increasing 4.6%, from $308.3 million during the six months ended June 30, 2008 to $322.3 million during the six months ended June 30, 2009.
Operating expenses totaled $289.3 million and $274.7 million for the three months ended June 30, 2009 and 2008, respectively, while operating expenses for the six months ended June 30, 2009 and 2008 totaled $574.1 million and $543.6 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods increased 4.5% from $29.07 in 2008 to $30.37 in 2009. Fixed expenses per compensated man-day during the six-month periods increased 4.6% from $29.30 in 2008 to $30.66 in 2009 primarily as a result of an increase in salaries and benefits primarily associated with staffing expenses in anticipation of receiving inmates at our Adams County facility from the BOP and at our La Palma and Tallahatchie facilities from the state of California. Also impacting the increase in fixed expenses per compensated man-day was a decline in operating efficiencies associated with our inventory of available beds and during the transition in the second quarter of 2009 of Colorado inmate populations to inmates from the state of Arizona at our Huerfano facility as a result of a new management contract. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses during both the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, facility salaries and benefits expense increased $14.6 million and $28.7 million, respectively. Salaries and benefits increased most notably at our La Palma facility that opened in July 2008 and our Tallahatchie facility where expansion beds were placed into service and where additional inmates from the state of California were received.
Fixed costs per compensated man-day will be negatively impacted as we commence operations at newly developed facilities or as we hire additional staff at facilities we expand until the occupancy at such facilities reach stabilized levels. Further, as we fill our available beds, the opportunity to leverage our fixed costs, such as salaries and benefits over a larger inmate population will be diminished. While we have historically experienced tight labor markets for correctional officers and nursing staff, the downturn in the economy has provided some relief.
Facility variable expenses decreased $0.21 and $0.09 per compensated man-day during the three and six months ended June 30, 2009, respectively, compared with the same periods in the prior year. The favorable performance in facility variable operating expenses during the three- and six-month periods was largely due to a decrease in legal expenses during 2009 compared with the same periods in the prior year, pricing concessions related to market conditions, and impacts from a company-wide initiative of improving operating efficiencies. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Owned and Managed Facilities:
Revenue per compensated man-day	$66.88	$65.36	$67.04	$64.95
Operating expenses per compensated man-day:
Fixed expense	32.74	30.96	33.12	31.29
Variable expense	10.68	11.03	10.56	10.71

Total	43.42	41.99	43.68	42.00

Operating margin per compensated man-day	$23.46	$23.37	$23.36	$22.95

Operating margin	35.1%	35.8%	34.8%	35.3%

Average compensated occupancy	87.4%	97.1%	86.7%	97.0%

Average available beds	61,054	52,524	61,032	51,836

Average compensated population	53,347	50,978	52,934	50,270

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Managed Only Facilities:
Revenue per compensated man-day	$39.32	$39.16	$39.30	$39.16
Operating expenses per compensated man-day:
Fixed expense	25.11	25.02	25.24	25.11
Variable expense	8.67	8.61	8.75	8.79

Total	33.78	33.63	33.99	33.90

Operating margin per compensated man-day	$5.54	$5.53	$5.31	$5.26

Operating margin	14.1%	14.1%	13.5%	13.4%

Average compensated occupancy	98.1%	97.0%	97.9%	97.1%

Average available beds	24,521	24,583	24,520	24,583

Average compensated population	24,061	23,853	24,017	23,861

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended June 30, 2009 decreased to 35.1% compared with 35.8% for the same three-month period in 2008. Additionally, operating margins at our owned and managed facilities for the six months ended June 30, 2009 decreased to 34.8% compared with 35.3% for the same six-month period in 2008. The decline in operating margins primarily resulted from ramping up operations at our Adams County, La Palma, and Tallahatchie facilities and the transition of state inmate populations at our Huerfano facility.
Facility contribution or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $5.5 million, from $108.4 million during the second quarter of 2008 to $113.9 million during the second quarter of 2009, an increase of 5.1%. Facility contribution at our owned and managed facilities increased $13.9 million, from $210.0 million during the six months ended June 30, 2008 to $223.9 million during the six months ended June 30, 2009, an increase of 6.6%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during 2009 of 4.6% and 5.3%, respectively, during the three and six months ended June 30, 2009 over the same periods in the prior year. The increase in average compensated population was largely the result of placing into service our La Palma Correctional Center during the second half of 2008 and the completion of approximately 1,500 expansion beds at our Tallahatchie County Correctional Facility where the state of California continues to transfer inmates under the contract described hereafter. Further, the aforementioned demand experienced with our federal and state customers has resulted in an increase in the overall average revenue per compensated man-day resulting from new contracts at higher average per diem rates than on existing contracts and from annual per diem increases.
The most notable increases in compensated population during the three and six months ended June 30, 2009 occurred at the La Palma Correctional Center which opened during 2008, the Tallahatchie facility resulting from the receipt of additional inmate populations from the state of California, as well as at the Red Rock Correctional Center where inmates from the state of California have also been received since the first quarter of 2008. Our total revenues increased by $21.2 million and $40.3 million, respectively, at these three facilities during the three and six months ended June 30, 2009 compared to the same periods in the prior year.
Our contract with the State of California Department of Corrections and Rehabilitation (the “CDCR”) provides the CDCR with the ability to house up to 8,132 inmates in six of the facilities we own. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011. As of June 30, 2009, we held approximately 7,900 inmates from the state of California.
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
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. The new contract includes an initial term ending March 9, 2010, which may be renewed by mutual agreement for four consecutive terms of one year each. Additionally, the new contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. We recently completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities. During the second quarter of 2009 we also completed the process of receiving the new inmates from Arizona and currently house the guaranteed population level.
In April 2009, we announced that we had been awarded a contract with the BOP to house up to 2,567 federal inmates at our recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to our other contracts with the BOP, including a 50% guarantee of occupancy during activation period and a 90% guarantee thereafter. We received a Notice to Proceed in July 2009 and began receiving inmates during the third quarter of 2009. During the three and six months ended June 30, 2009 we incurred start-up costs of approximately $1.9 million and $2.8 million, respectively, as we prepare the facility to accept inmates, which negatively affected operating margins for our owned and managed facilities.
We experienced reductions in inmate populations from the states of Minnesota, Washington, and New Mexico which also negatively impacted our margins at owned and managed facilities.
We have been housing non-criminal families, along with a small population of females, at our T. Don Hutto Residential Center located in Taylor, Texas, since May 2006. Based on communications from ICE regarding a change in ICE policy of detaining families, we currently expect ICE to renegotiate our agreement to house low custody female detainees rather than families at this facility, and to negotiate a per diem rate and related terms and conditions that will be more representative of the requirements of this new population. The timetable to start those negotiations has not yet been determined. While we do not currently believe that the negotiations will result in a material impact on our financial results for 2009, a new agreement could have an adverse impact on our financial results for 2010.
Managed-Only Facilities
Our operating margins remained consistent at managed-only facilities at 14.1% during each of the three months ended June 30, 2009 and 2008. Similarly, our managed-only operating margins increased slightly during the six months ended June 30, 2009 to 13.5% from 13.4% during the six months ended June 30, 2008. The managed-only business remains very competitive which continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day.
Operating expenses per compensated man-day increased slightly to $33.78 during the three months ended June 30, 2009 compared with $33.63 during the same period in the prior year. Operating expenses per compensated man-day also increased slightly to $33.99 during the six months ended June 30, 2009 compared with $33.90 during the same period in the prior year. Operating expenses per compensated man-day were affected by increases in personnel costs caused largely by annual salary increases and inflationary increases in employee benefits. However, these increases were partially offset by reductions in other operating expenses such as utility expense resulting from a combination of a reduction in energy rates and lower usage caused by milder temperatures in the current year compared with the same periods in 2008.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins. During the three months ended June 30, 2009 and 2008, managed-only facilities generated 9.6% and 10.0%, respectively, of our total facility contribution. Similarly, during the six months ended June 30, 2009 and 2008, managed-only facilities generated 9.3% and 9.8%, respectively, of our total facility contribution.

In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which will have a total design capacity of 502 beds upon completion of renovations. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and currently expect to begin receiving detainees during the third quarter of 2009 as well, which is expected to have a favorable impact on our operating margins in the managed-only segment once full occupancy is reached.
General and administrative expense
For the three months ended June 30, 2009 and 2008, general and administrative expenses totaled $23.5 million and $19.8 million, respectively, while general and administrative expenses totaled $43.3 million and $39.4 million, respectively, during the six months ended June 30, 2009 and 2008. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the three and six months ended June 30, 2008 primarily as a result of a $4.1 million consulting fee reflected during the second quarter of 2009 associated with a company-wide initiative to improve operational efficiency.
Depreciation and amortization
For the three months ended June 30, 2009 and 2008, depreciation and amortization expense totaled $24.9 million and $21.8 million, respectively. For the six months ended June 30, 2009 and 2008, depreciation and amortization expense totaled $49.6 million and $43.1 million, respectively. The increase in depreciation and amortization from the comparable periods in 2008 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our La Palma Correctional Center and our Adams County Correctional Center, and the additional depreciation on our other capital expenditures. We expect depreciation and amortization expense to increase in 2009 compared to 2008 as we recognize a full year impact of depreciation related to these two new facilities as well as various expansions placed into service throughout 2008.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2009 and 2008. Gross interest expense, net of capitalized interest, was $19.3 million and $14.7 million, respectively, for the three months ended June 30, 2009 and 2008 and was $37.8 million and $29.5 million, respectively, for the six months ended June 30, 2009 and 2008. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in 2009 compared to 2008 as a result of borrowings used to fund our stock repurchase program and expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with prior periods. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that the LIBOR could increase in the future.
Gross interest income was $0.6 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. Gross interest income was $1.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to lower interest rates on cash and investment balances, which were used to find our stock repurchase program as well as our expansion and development projects.
Capitalized interest was $0.2 million and $4.1 million during the three months ended June 30, 2009 and 2008, respectively, and was $0.5 million and $7.7 million during the six months ended June 30, 2009 and 2008, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing transactions
As further described hereafter, in June 2009, we used the net proceeds from the sale and issuance of our new $465.0 million 7.75% senior notes to purchase, redeem, or otherwise acquire our $450.0 million 7.5% senior notes. A substantial portion of the notes were repaid in connection with a tender offer for such notes announced in May 2009. In connection with the refinancing, we incurred a charge of $3.8 million, consisting of the tender premium paid to the note holders who validly tendered their notes, fees, along with expenses associated with the tender offer, and write-off of loan costs and debt premium associated with the 7.5% senior notes.
Income tax expense
We incurred income tax expense of $20.1 million and $41.7 million for the three and six months ended June 30, 2009, respectively, while we incurred income tax expense of $22.9 million and $44.4 million for the three and six months ended June 30, 2008, respectively.
Our effective tax rate was 38.2% and 38.0% during the three and six months ended June 30, 2009 compared with 38.1% and 38.2% during the three- and six-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. We are currently evaluating strategies to maximize the value of the Shelby Training Center. The Shelby Training Center operated at a profit of $0.1 million, net of taxes, for each of the three months and six months ended June 30, 2008.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility are reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) and $0.4 million, net of taxes, for the six months ended June 30, 2009 and 2008, respectively. The Bay County Jail and Annex incurred a loss of $0.3 million, net of taxes, for the three months ended June 30, 2008.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a profit of $0.1 million, net of taxes, for the three months ended June 30, 2008. These two facilities operated at a loss of $0.1 million and a profit of $0.4 million, net of taxes, for the six months ended June 30, 2009 and 2008, respectively.
During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. We expect to be able to find an alternative use for the facility, including, among others, the possibility of a new lease arrangement, a management contract to operate the facility, or a sale of the facility to a third party. Accordingly, upon termination of the lease in the first quarter of 2009, we reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the land, building, and equipment. The lease with Hamilton County generated a profit of $0.4 million and $0.7 million, net of taxes, for the three and six months ended June 30, 2008.

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
As a result of increased demand from both our federal and state customers and the utilization of a significant portion of our existing available beds, we intensified our efforts to deliver new capacity to address the lack of available beds that our existing and potential customers are experiencing. During 2008, we placed into service two new correctional facilities, the 3,060-bed La Palma Correctional Center located in Eloy, Arizona and the 2,232-bed Adams County Correctional Center located in Adams County Mississippi. The La Palma facility was completed at a cost of approximately $200.0 million, while the Adams County facility was completed at a cost of approximately $126.0 million. We expect the La Palma facility to be fully utilized by the state of California. We expect the BOP to fully occupy our Adams County facility pursuant to the aforementioned management contract awarded to us in April 2009.
During 2008, we also expanded seven of our facilities by an aggregate of 4,003 beds. While we have management contracts that enable our existing customers to utilize these beds, we can provide no assurance that the increased capacity will be utilized.
In May 2008, we announced that we were awarded a contract by the OFDT to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. In order to expedite completion of the development, we purchased the land and began to incur design and other pre-construction costs associated with this development. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of June 30, 2009, the remaining costs to complete construction totaled approximately $64.5 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. We currently house approximately 3,400 inmates from the state of Georgia. As a result of the award, we will expand our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are estimated to cost approximately $65.0 million and are currently anticipated to be completed during the third quarter of 2010, at which point we expect to begin receiving the incremental inmates. The amended contracts expire June 30, 2010 and include twenty-four one-year remaining renewal options. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.
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
In addition to the foregoing, the following expansions and development projects were completed during 2008 and 2009. Costs include pre-acquisition costs (as applicable), land acquisition costs, design and construction costs, capitalized interest, as well as furniture, fixtures, and equipment required to operate the beds:

			Cost
Facility	No. of beds	Completion date	(in thousands)
Eden Detention Center Eden, TX	129	First quarter 2008	$19,500	(1)

Kit Carson Correctional Center Burlington, CO	720	First quarter 2008	42,000

Tallahatchie County Correctional Facility	720	Second quarter 2008	45,500
Tutwiler, MS	128	Fourth quarter 2008	8,000

Bent County Correctional Facility Las Animas, CO	720	Second quarter 2008	45,000

Leavenworth Detention Center Leavenworth, KS	266	Second quarter 2008	21,000	(2)

Davis Correctional Facility Holdenville, OK	660	Third quarter 2008	40,000

Cimarron Correctional Facility Cushing, OK	660	Fourth quarter 2008	40,000

Adams County Correctional Center Adams County, MS	2,232	Fourth quarter 2008	126,000

La Palma Correctional Center Eloy, AZ	3,060	First quarter 2009	200,000

Total	9,295		$587,000

(1)	The cost included a renovation of the facility pursuant to a new contract award from the BOP to house up to 1,558 federal inmates. These beds were substantially occupied by the end of the second quarter of 2008.

(2)	The cost for this expansion included a renovation of the existing building infrastructure to accommodate higher inmate populations.
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
During the first six months of 2009, we capitalized $18.2 million of facility maintenance and technology related expenditures, compared with $15.2 million during the first six months of 2008. We expect to incur approximately $34.8 million in facility maintenance and information technology expenditures during the remainder of 2009. We also currently expect to pay approximately $80.0 million to $85.0 million in federal and state income taxes during 2009, compared with $54.9 million during 2008. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008 signed into law in February 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005. Income taxes expected to be paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Given current market conditions, we believe that it is appropriate to use a portion of our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through June 30, 2009, we completed the purchase of 10.7 million shares at a total cost of

$125.0 million. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases.
On May 19, 2009, we announced a cash tender offer for any and all of our outstanding $450.0 million 7.5% senior notes. In conjunction with the tender offer, we solicited consents from holders of the 7.5% senior notes to effect certain proposed amendments to the indenture governing the 7.5% senior notes. Holders who validly tendered their 7.5% senior notes and provided their consents to the proposed amendments to the indenture governing the 7.5% senior notes prior to the consent payment deadline on June 2, 2009 (the “Consent Date”) were entitled to receive total consideration equal to $1,001.25 per $1,000 principal amount of the 7.5% senior notes, which included a consent payment of $1.25 per $1,000 principal amount of the 7.5% senior notes, plus any accrued and unpaid interest on the 7.5% senior notes up to, but not including, the payment date. Holders who validly tendered their 7.5% senior notes and provided their consents to the proposed amendments to the indenture governing the 7.5% senior notes after the Consent Date but on or prior to June 16, 2009 (the “Expiration Date”) were entitled to $1,000 per $1,000 principal amount of the 7.5% senior notes plus accrued and unpaid interest up to, but not including, the payment date. However, holders of the 7.5% senior notes who tendered after the Consent Date did not receive the consent payment.
On June 3, 2009, we completed the sale and issuance of $465.0 million aggregate principal amount of 7.75% unsecured senior notes pursuant to a prospectus supplement under an automatically effective shelf registration statement that we filed with the SEC on May 19, 2009. The 7.75% senior notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. We used the net proceeds from the sale of the 7.75% senior notes to purchase (through the previously described cash tender offer), redeem, or otherwise acquire our 7.5% senior notes, to pay fees and expenses, and for general corporate purposes. As of June 30, 2009, holders of $372.1 million of the 7.5% senior notes validly tendered their notes pursuant to the tender offer and consent solicitation. On July 3, 2009, we redeemed the remaining $77.9 million aggregate principal amount of the 7.5% senior notes outstanding as of June 30, 2009. We reported a charge of $3.8 million during the second quarter of 2009 in connection with the purchase and redemption of the 7.5% senior notes. We capitalized approximately $10.5 million of costs associated with the issuance of the 7.75% senior notes.
Replacing the 7.5% senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012. Although the current downturn in the economy has increased the level of uncertainty in the demand for prison beds in the short-term, we believe the long-term implications are very positive as states defer or cancel plans for adding new prison bed capacity. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

As of June 30, 2009, our liquidity was provided by cash on hand of $73.4 million, and $188.0 million available under our $450.0 million revolving credit facility. During the six months ended June 30, 2009 and 2008, we generated $132.1 million and $126.0 million, respectively, in cash through operating activities, and as of June 30, 2009, we had net working capital of $193.8 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and with the June 2009 issuance of $465.0 million 7.75% unsecured senior notes and subsequent tender and redemption of all of the $450.0 million 7.5% senior notes, we currently have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At June 30, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
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
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In July 2009, we began receiving warrants, also known as IOU’s, from the state of California for payment of services with a maturity date of October 2, 2009 and a fixed interest rate of 3.75%. We cannot currently exchange IOU’s for cash on reasonable economic terms, and do not know if a market will develop for the IOU’s. Nonetheless, the payment of IOU’s will not have a material impact on our liquidity in the short-term. However, if California continues to pay for our services with IOU’s in the long-term, and if several additional major customers substantially delay their cash payments to us, we could be required to avail ourselves of the aforementioned options to address any capital constraints that arise.
As of June 30, 2009, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $221.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.3%, while our total weighted average maturity was 5.1 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”.
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2009 was $132.1 million, compared with $126.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes and expenses associated with debt refinancing activities. The increase in cash provided by operating activities for the six months ended June 30, 2009 was primarily due to the increase in operating income caused by an increase in inmate populations.
Investing Activities
Our cash flow used in investing activities was $55.2 million for the six months ended June 30, 2009 and was primarily attributable to capital expenditures during the six-month period of $54.1 million, including expenditures for facility development and expansions of $35.2 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $288.9 million for the six months ended June 30, 2008 and was primarily attributable to capital expenditures during the six-month period of $288.4 million, including expenditures for facility development and expansions of $272.5 million.
Financing Activities
Cash flow used in financing activities was $37.5 million for the six months ended June 30, 2009 and was primarily attributable to paying $111.5 million to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $1.1 million from employees who elected to satisfy their tax withholding obligations with a portion of their vested restricted shares. These payments were partially offset by $73.0 million of combined net borrowings from our revolving credit facility and the net proceeds from the aforementioned issuance of new unsecured senior notes in excess of debt issue and other refinancing costs and repayments in connection with our tender offer. Our cash flow provided by financing activities was $119.2 million for the six months ended June 30, 2008 and was primarily attributable to $110.0 million of net borrowings from our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2009 (in thousands):

	Payments Due By Year Ended December 31,
	2009
	(remainder)	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$77,868	$221,799	$375,000	$615,000	$1,289,667
Interest on senior notes	35,606	69,600	69,600	69,600	57,881	131,194	433,481
Contractual facility expansions	30,230	37,416	—	—	—	—	67,646
Operating leases	2,478	5,562	4,946	3,931	3,951	35,893	56,761

Total contractual cash obligations	$68,314	$112,578	$152,414	$295,330	$436,832	$782,087	$1,847,555

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions recorded pursuant to FIN 48 as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.9 million of letters of credit outstanding at June 30, 2009 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2009 or 2008. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2009, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.7 million and $1.3 million, respectively.
As of June 30, 2009, we had outstanding $77.9 million of senior notes with a fixed interest rate of 7.5%, $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
The Company’s 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 14, 2009. A total of 101,079,675 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by stockholders either present in person or by proxy.
At the Annual Meeting, the following thirteen nominees for election as directors of the Company were elected without opposition pursuant to the vote totals indicated below, with no nominee for director receiving less than 95,402,370 votes, or 94% of the shares present at the meeting:

	Shares Voted
Name of Nominee	For	Withheld
William F. Andrews	95,402,370	5,677,305
John D. Ferguson	97,294,569	3,785,106
Donna M. Alvarado	98,821,557	2,258,118
Lucius E. Burch, III	98,816,439	2,263,236
John D. Correnti	98,831,187	2,248,488
Dennis W. DeConcini	98,802,431	2,277,244
John R. Horne	98,828,299	2,251,376
C. Michael Jacobi	98,223,588	2,856,087
Thurgood Marshall, Jr.	98,828,069	2,251,606
Charles L. Overby	98,825,481	2,254,194
John R. Prann, Jr.	98,849,994	2,229,681
Joseph V. Russell	98,821,171	2,258,504
Henri L. Wedell	98,845,477	2,234,198
Each of the foregoing directors was elected to serve on the Company’s board of directors until the Company’s 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.
On a motion to ratify the selection of Ernst & Young LLP to be the independent auditors of the Company for the fiscal year ending December 31, 2009, 100,280,943 shares, or 99% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 760,130 shares voted against the proposal and 38,602 shares abstained.
On a stockholder proposal for the Company to provide a semi-annual report to stockholders disclosing certain information with respect to the Company’s political contributions and expenditures, 28,505,625 shares, or 28% of the shares present or represented at the Annual Meeting, voted in favor of the motion, 49,292,677 shares voted against the proposal and 13,585,161 shares abstained.

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

Date: August 6, 2009

/s/ John D. Ferguson John D. Ferguson Chairman of the Board of Directors and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer