Form 10-Q
period 2009-09-30
CORRECTIONS CORP OF AMERICA
filed 2009-11-05
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009
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
Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each class of Common Stock as of November 4, 2009:
Shares of Common Stock, $0.01 par value per share: 115,493,675 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$53,626	$34,077
Accounts receivable, net of allowance of $1,746 and $2,689, respectively	278,453	261,101
Deferred tax assets	15,167	16,108
Prepaid expenses and other current assets	26,624	23,472
Current assets of discontinued operations	66	3,541

Total current assets	373,936	338,299

Property and equipment, net	2,486,080	2,478,670

Restricted cash	6,745	6,710
Investment in direct financing lease	12,506	13,414
Goodwill	13,672	13,672
Other assets	27,709	20,455
Non-current assets of discontinued operations	—	154

Total assets	$2,920,648	$2,871,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$213,316	$189,049
Income taxes payable	482	450
Current portion of long-term debt	—	290
Current liabilities of discontinued operations	708	2,034

Total current liabilities	214,506	191,823

Long-term debt, net of current portion	1,198,792	1,192,632
Deferred tax liabilities	81,949	68,349
Other liabilities	32,050	38,211

Total liabilities	1,527,297	1,491,015

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 115,482 and 124,673 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,155	1,247
Additional paid-in capital	1,476,798	1,576,177
Retained deficit	(84,602)	(197,065)

Total stockholders’ equity	1,393,351	1,380,359

Total liabilities and stockholders’ equity	$2,920,648	$2,871,374

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Management and other	$425,563	$403,107	$1,241,381	$1,171,590
Rental	455	650	1,484	1,926

	426,018	403,757	1,242,865	1,173,516

EXPENSES:
Operating	299,441	285,243	873,521	828,839
General and administrative	21,704	20,866	65,015	60,222
Depreciation and amortization	25,532	23,251	75,124	66,373

	346,677	329,360	1,013,660	955,434

OPERATING INCOME	79,341	74,397	229,205	218,082

OTHER EXPENSES (INCOME):
Interest expense, net	18,339	15,087	54,935	42,671
Expenses associated with debt refinancing transactions	—	—	3,838	—
Other (income) expense	49	(314)	(242)	(309)

	18,388	14,773	58,531	42,362

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	60,953	59,624	170,674	175,720

Income tax expense	(15,701)	(21,862)	(57,422)	(66,214)

INCOME FROM CONTINUING OPERATIONS	45,252	37,762	113,252	109,506

Income (loss) from discontinued operations, net of tax	—	129	(789)	910

NET INCOME	$45,252	$37,891	$112,463	$110,416

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.30	$0.98	$0.88
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	0.01

Net income	$0.39	$0.30	$0.97	$0.89

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.30	$0.97	$0.86
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	0.01

Net income	$0.39	$0.30	$0.96	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,463	$110,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,129	67,152
Amortization of debt issuance costs and other non-cash interest	2,935	2,900
Expenses associated with debt refinancing transactions	3,838	—
Deferred income taxes	12,527	4,924
Income tax benefit of equity compensation	(2,269)	(8,800)
Other income	(248)	(356)
Non-cash equity compensation	7,224	7,205
Other non-cash items	660	674
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(16,905)	(499)
Accounts payable, accrued expenses and other liabilities	19,698	22,518
Income taxes payable	2,301	16,741

Net cash provided by operating activities	217,353	222,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(52,194)	(423,423)
Expenditures for other capital improvements	(31,663)	(23,118)
Proceeds from sale of assets	241	85
(Increase) decrease in other assets	(1,910)	83
Payments received on direct financing leases and notes receivable	805	713

Net cash used in investing activities	(84,721)	(445,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	567,478	223,500
Principal repayments of debt	(561,334)	(43,500)
Payment of debt issuance and other refinancing costs	(11,464)	(89)
Income tax benefit of equity compensation	2,269	8,800
Purchase and retirement of common stock	(116,661)	(3,367)
Proceeds from exercise of stock options	6,629	8,209

Net cash (used in) provided by financing activities	(113,083)	193,553

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,549	(29,232)

CASH AND CASH EQUIVALENTS, beginning of period	34,077	57,968

CASH AND CASH EQUIVALENTS, end of period	$53,626	$28,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $790 and $11,282 in 2009 and 2008, respectively)	$56,556	$42,008

Income taxes	$49,691	$39,474

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:

Net income	—	—	—	112,463	112,463

Total comprehensive income	—	—	—	112,463	112,463

Issuance of common stock	2	—	37	—	37

Retirement of common stock	(9,956)	(100)	(114,594)	—	(114,694)

Amortization of deferred compensation, net of forfeitures	(30)	—	4,086	—	4,086

Income tax benefit (charge) of equity compensation	—	—	1,370	—	1,370

Stock option compensation expense	—	—	3,101	—	3,101

Restricted stock grant	135	1	(1)	—	—

Stock options exercised	658	7	6,622	—	6,629

Balance as of September 30, 2009	115,482	$1,155	$1,476,798	$(84,602)	$1,393,351

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

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
1. ORGANIZATION AND OPERATIONS
As of September 30, 2009, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company”), owned 46 correctional and detention facilities, two of which are leased to other operators. As of September 30, 2009, the Company operated 65 facilities, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
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
          Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification 855, “Subsequent Events” (“ASC 855”) effective for interim or annual periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although, there is new terminology, the standard is based on the same principles as those that currently existed in practice. The new ASC does require companies to disclose the date through which the entity has evaluated subsequent events. The Company has evaluated subsequent events through the date of filing this quarterly report on November 5, 2009.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is now non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of the Codification did not change current U.S. GAAP and did not have an impact on the Company’s financial position or results of operations.
Fair Value of Financial Instruments
On April 9, 2009, the FASB modified ASC 825, Financial Instruments, and ASC 270, Interim Reporting, to extend the disclosure requirements related to fair value of financial instruments to interim financial statements of publicly traded companies. To meet the reporting requirements of ASC 825 regarding fair value of financial instruments, the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At September 30, 2009 and December 31, 2008, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$13,699	$16,832	$14,503	$17,999
Note receivable from APM	$5,023	$8,575	$4,567	$7,734
Debt	$(1,198,792)	$(1,219,599)	$(1,192,922)	$(1,163,744)
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of September 30, 2009 and December 31, 2008 and was associated with fourteen facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.
The components of the Company’s amortized intangible assets and liabilities are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(862)	$873	$(860)
Contract values	(35,688)	31,960	(35,688)	29,896

Total	$(34,815)	$31,098	$(34,815)	$29,036

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the three months ended September 30, 2009 and 2008 was $0.7 million and $1.2 million, respectively, while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2009 and 2008 was $2.4 million and $3.5 million, respectively. Interest expense associated with the amortization of contract values for each of the three months ended September 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2009 and 2008 was $0.3 million and $0.6 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (remainder)	$678
2010	2,534
2011	134
2012	134
2013	134
2014	134
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
In March 2009, the Company announced a new contract to manage detainee populations for U.S. Immigration and Customs Enforcement (“ICE”) at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, the Company will house up to 500 ICE detainees at the facility. The Company leases the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides the Company the ability to cancel the lease if it does not have a management contract. The Company placed the beds into service during the third quarter of 2009 and began receiving detainees during October 2009.
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
The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
REVENUE:
Owned and managed	$—	$161	$—	$3,269
Managed-only	—	7,557	510	21,940
Rental	—	571	—	1,691

	—	8,289	510	26,900

EXPENSES:
Owned and managed	—	476	—	3,354
Managed-only	—	7,356	1,782	21,381
Depreciation and amortization	—	313	4	779

	—	8,145	1,786	25,514

OPERATING INCOME (LOSS)	—	144	(1,276)	1,386

Other income	—	46	6	49

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	190	(1,270)	1,435

Income tax (expense) benefit	—	(61)	481	(525)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$129	$(789)	$910

The assets and liabilities of the discontinued operations, presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
ASSETS
Accounts receivable	$23	$3,235
Prepaid expenses and other current assets	43	306

Total current assets	66	3,541

Property and equipment, net	—	154

Total assets	$66	$3,695

LIABILITIES

Accounts payable and accrued expenses	$708	$2,034

Total current liabilities	$708	$2,034

6. DEBT
Debt outstanding as of September 30, 2009 and December 31, 2008 consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2009 was 1.0%.	$221,799	$217,245

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were tendered and redeemed as further described hereafter.	—	250,000

7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.7 million was unamortized at December 31, 2008. These notes were tendered and redeemed as further described hereafter.	—	200,677

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $13.0 million was unamortized at September 30, 2009.	451,993	—

	1,198,792	1,192,922
Less: Current portion of long-term debt	—	(290)

	$1,198,792	$1,192,632

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

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of September 30, 2009, the Company had $221.8 million of outstanding borrowings under the Revolving Credit Facility as well as $30.4 million in letters of credit outstanding.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Company’s Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At September 30, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is the Company’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
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
The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of September 30, 2009, the Company was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of the Company’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. The Company may redeem all or a portion of the notes at redemption prices set forth in the indenture governing the 6.25% Senior Notes.
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
7. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In November 2008, the Company’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of the Company’s common stock through December 31, 2009. Through September 30, 2009, the Company completed the purchase of 10.7 million shares at a total cost of $125.0 million. The Company has utilized cash on hand, net cash provided by operations, and borrowings available under the Company’s Revolving Credit Facility to fund the repurchases.
Restricted Stock
During the first nine months of 2009, the Company issued 333,000 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate fair value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense. During 2008, the Company issued 279,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate fair value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 shares to employees whose compensation is charged to operating expense.

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
During the three months ended September 30, 2009, the Company expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.0 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2008, the Company expensed $1.5 million, net of forfeitures, relating to restricted common stock ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses).
During the nine months ended September 30, 2009, the Company expensed $4.1 million, net of forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2008, the Company expensed $4.4 million, net of forfeitures, relating to restricted common stock ($0.9 million of which was recorded in operating expenses and $3.5 million of which was recorded in general and administrative expenses). As of September 30, 2009, 702,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.
Stock Options
During the nine months ended September 30, 2009, the Company issued to its non-employee directors, officers, and executive officers options to purchase 826,000 shares of common stock with an aggregate fair value of $3.4 million, with a weighted average exercise price of $11.93 per share. During 2008, the Company issued to its officers, executive officers, and non-employee directors options to purchase 671,000 shares of common stock with an aggregate fair value of $5.1 million, with a weighted average exercise price of $26.61 per share. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to the Company’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to the Company’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.
During each of the three months ended September 30, 2009 and 2008, the Company expensed $1.0 million, net of forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2009 and 2008, the Company expensed $3.1 million and $2.8 million, net of forfeitures, relating to its outstanding stock options. As of September 30, 2009, options to purchase 4.8 million shares of common stock were outstanding with a weighted average exercise price of $14.15.
8.	EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
NUMERATOR
Basic:
Income from continuing operations	$45,252	$37,762	$113,252	$109,506
Income (loss) from discontinued operations, net of taxes	—	129	(789)	910

Net income	$45,252	$37,891	$112,463	$110,416

Diluted:
Income from continuing operations	$45,252	$37,762	$113,252	$109,506
Income (loss) from discontinued operations, net of taxes	—	129	(789)	910

Diluted net income	$45,252	$37,891	$112,463	$110,416

DENOMINATOR
Basic:
Weighted average common shares outstanding	114,771	124,696	116,391	124,366

Diluted:
Weighted average common shares outstanding	114,771	124,696	116,391	124,366
Effect of dilutive securities:
Stock options and warrants	1,154	1,596	870	1,722
Restricted stock-based compensation	244	255	191	214

Weighted average shares and assumed conversions	116,169	126,547	117,452	126,302

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.30	$0.98	$0.88
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	0.01

Net income	$0.39	$0.30	$0.97	$0.89

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.30	$0.97	$0.86
Income (loss) from discontinued operations, net of taxes	—	—	(0.01)	0.01

Net income	$0.39	$0.30	$0.96	$0.87

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $41.7 million at September 30, 2009 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2009, the outstanding principal balance of the bonds exceeded the purchase price option by $10.7 million.
10. INCOME TAXES
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
The Company’s effective tax rate was approximately 25.8% and 33.6% during the three and nine months ended September 30, 2009, respectively, compared with approximately 36.7% and 37.7% during the same periods in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Income tax expense during the three and nine months ended September 30, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions, as further described hereafter. Income tax expense for the three and nine months ended September 30, 2009 also reflects the implementation of certain tax strategies, including the successful pursuit of additional federal and state tax credits pertaining to job creation totaling approximately $0.7 million, additional investment tax credits of $0.3 million resulting from capital expenditures in the state of Colorado, and $0.2 million of other federal and state tax credits.
Income Tax Contingencies
The Company has a $0.2 million liability recorded for uncertain tax positions as of September 30, 2009, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. During 2008, the Company was notified that the IRS would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2007 and 2006. The Company has received a closing agreement from the IRS for the audits of its federal income tax returns for such years. During the third quarter of 2009, the Company recognized $5.7 million in income tax benefits associated with uncertain tax positions effectively settled upon completion of the audit. These uncertain tax positions were primarily associated with tax positions pertaining to refinancing transaction costs that were included on federal tax returns in earlier years, but contributed to net operating losses utilized in 2006.
11. SEGMENT REPORTING
As of September 30, 2009, the Company owned and managed 44 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views the Company’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the Company’s 2008 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue:
Owned and managed	$335,470	$314,351	$977,797	$908,543
Managed-only	89,331	87,187	260,176	257,255

Total management revenue	424,801	401,538	1,237,973	1,165,798

Operating expenses:
Owned and managed	218,557	206,210	637,009	590,433
Managed-only	77,497	74,726	225,284	221,963

Total operating expenses	296,054	280,936	862,293	812,396

Facility contribution:
Owned and managed	116,913	108,141	340,788	318,110
Managed-only	11,834	12,461	34,892	35,292

Total facility contribution	128,747	120,602	375,680	353,402

Other revenue (expense):
Rental and other revenue	1,217	2,219	4,892	7,718
Other operating expense	(3,387)	(4,307)	(11,228)	(16,443)
General and administrative	(21,704)	(20,866)	(65,015)	(60,222)
Depreciation and amortization	(25,532)	(23,251)	(75,124)	(66,373)

Operating income	$79,341	$74,397	$229,205	$218,082

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Capital expenditures:
Owned and managed	$29,416	$108,136	$64,478	$422,694
Managed-only	2,908	824	9,645	3,413
Discontinued operations	—	69	—	231
Corporate and other	3,733	2,455	11,296	8,203

Total capital expenditures	$36,057	$111,484	$85,419	$434,541

The assets for the reportable segments are as follows (in thousands):

	September 30, 2009	December 31, 2008
Assets:
Owned and managed	$2,609,501	$2,582,485
Managed-only	120,519	113,092
Corporate and other	190,562	172,102
Discontinued operations	66	3,695

Total assets	$2,920,648	$2,871,374

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
OVERVIEW
The Company
As of September 30, 2009, we owned 46 correctional and detention facilities, two of which we leased to other operators. As of September 30, 2009, we operated 65 facilities, including 44 facilities that we owned, with a total design capacity of approximately 87,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada that is expected to be completed during the third quarter of 2010.
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
Asset impairments. As of September 30, 2009, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets,

other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of September 30, 2009, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $5.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. Accordingly, we have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $3.3 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of September 30, 2009, we had $35.3 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of September 30, 2009, we had $14.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2007		41	24	3	68

Activation of the La Palma Correctional Center	July & October 2008	1	—	—	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	—	(1)	—	(1)
Expiration of the management contract for the Bay County Jail and Annex	October 2008	—	(1)	—	(1)
Completion of construction of the Adams County Correctional Center	December 2008	1	—	—	1

Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of September 30, 2009		44	21	2	67

Our results of operations are also impacted by the number of beds created as a result of expansion and development projects completed at facilities we own or at facilities we manage but do not own. The following table sets forth the number of beds placed into service since January 1, 2008 as a result of facility expansion and development projects:

		Expansion	Owned or
Facility	Quarter Completed	Beds	Managed-Only
Kit Carson Correctional Center	First quarter 2008	720	Owned

Eden Detention Center	First quarter 2008	129	Owned

Tallahatchie County Correctional Facility	Second quarter 2008	720	Owned
	Fourth quarter 2008	128	Owned

Bent County Correctional Facility	Second quarter 2008	720	Owned

Leavenworth Detention Center	Second quarter 2008	266	Owned

La Palma Correctional Center	Third quarter 2008	1,020	Owned
	Fourth quarter 2008	1,020	Owned
	First quarter 2009	1,020	Owned

Davis Correctional Facility	Third quarter 2008	660	Owned

Cimarron Correctional Facility	Fourth quarter 2008	660	Owned

Silverdale Facilities	Fourth quarter 2008	128	Managed-Only

Adams County Correctional Center	Fourth quarter 2008	2,232	Owned

Idaho Correctional Center	Third quarter 2009	540	Managed-Only

North Georgia Detention Center	Third quarter 2009	502	Managed-Only

		10,465

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008
Net income was $45.3 million, or $0.39 per diluted share, for the three months ended September 30, 2009, compared with net income of $37.9 million, or $0.30 per diluted share, for the three months ended September 30, 2008. During the nine months ended September 30, 2009, we generated net income of $112.5 million, or $0.96 per diluted share, compared with net income of $110.4 million, or $0.87 per diluted share, for the nine months ended September 30, 2008.
Net income during the three and nine months ended September 30, 2009 was favorably impacted by an income tax benefit of $5.7 million, or $0.05 per diluted share, reflecting the reversal of an estimated liability for uncertain tax positions that were effectively settled during the third quarter of 2009 upon completion of an audit performed by the Internal Revenue Service of our 2006 and 2007 federal income tax returns. Additionally, net income during the nine months ended September 30, 2009 was negatively impacted by a $3.8 million charge, or $0.02 per diluted share after taxes, associated with debt refinancing transactions completed during the second quarter of 2009, as further described hereafter, which consisted of a tender premium paid to the holders of the 7.5% senior notes who tendered their notes to us at par pursuant to our tender offer, estimated fees and expenses associated with the tender offer, and the write-off of the debt premium and existing deferred loan costs associated with the purchase of the 7.5% senior notes. Net income during the nine months ended September 30, 2009 also reflected $4.6 million of consulting fees, or $0.03 per diluted share after taxes, in connection with a company-wide initiative to improve operational efficiencies.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue per compensated man-day	$58.39	$57.66	$58.38	$56.99
Operating expenses per compensated man-day:
Fixed expense	30.71	30.51	30.68	29.71
Variable expense	9.98	9.84	9.99	10.00

Total	40.69	40.35	40.67	39.71

Operating margin per compensated man-day	$17.70	$17.31	$17.71	$17.28

Operating margin	30.3%	30.0%	30.3%	30.3%

Average compensated occupancy	91.3%	95.4%	90.4%	96.5%

Average available beds	86,632	79,337	85,917	77,399

Average compensated population	79,081	75,691	77,669	74,655

Average compensated population for the quarter ended September 30, 2009 increased 3,390 from 75,691 in the third quarter of 2008 to 79,081 in the third quarter of 2009. The increase in average compensated population resulted primarily from the placement of approximately 8,000 new beds into service since the end of the second quarter of 2008. These new beds were largely the result of the opening of our 3,060-bed La Palma Correctional Center in the second half of 2008 and the first quarter of 2009, the opening of our 2,232-bed Adams County Correctional Center completed in the fourth quarter of 2008 (which began housing inmates during the third quarter of 2009 as further described hereafter), as well as the completion of approximately 2,200 expansion beds placed into service since the second quarter of 2008.

Our total facility management revenue increased by $23.3 million, or 5.8%, during the third quarter of 2009 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $18.0 million generated by an increase in the average daily compensated population during the third quarter of 2009. The remaining increase in facility management revenue was primarily driven by the rate increase of 1.3% in the average revenue per compensated man-day.
State revenues increased $13.9 million, or 6.6%, from $211.0 million for the three months ended September 30, 2008 to $224.9 million for the three months ended September 30, 2009, and $48.7 million, or 8.0%, from $604.8 million for the nine months ended September 30, 2008 to $653.5 million for the nine months ended September 30, 2009. State revenues increased as certain states, such as the states of California and Arizona, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. Although we are encouraged by recent economic data indicating that the worst of the economic downturn may be over, state government agencies continue to experience revenue shortfalls in their fiscal year 2010 budgets. Like unemployment, state tax revenues tend to lag the overall economy, resulting in continued uncertainty around the potential impacts going forward. States may be forced to take further actions to address revenue shortfalls in their fiscal year 2010 budgets such as reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our customers should result in a continuation of the supply and demand imbalance that has been benefiting the private prison industry.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 39% and 40% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively, increasing 4.7%, from $466.9 million during the nine months ended September 30, 2008 to $488.7 million during the nine months ended September 30, 2009.
Operating expenses totaled $299.4 million and $285.2 million for the three months ended September 30, 2009 and 2008, respectively, while operating expenses for the nine months ended September 30, 2009 and 2008 totaled $873.5 million and $828.8 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three-month periods increased 0.7% from $30.51 in 2008 to $30.71 in 2009. Fixed expenses per compensated man-day during the nine-month periods increased 3.3% from $29.71 in 2008 to $30.68 in 2009 primarily as a result of an increase in salaries and benefits associated with staffing expenses in anticipation of receiving inmates at our North Georgia facility from ICE, at our Adams County facility from the BOP, and at our La Palma and Tallahatchie facilities from the state of California. Salaries and benefits represent the most significant component of fixed operating expenses and represent approximately 64% of total operating expenses during both the three and nine months ended September 30, 2009. While we have historically experienced tight labor markets for correctional officers and nursing staff, the downturn in the economy has provided some relief. During the three and nine months ended September 30, 2009, facility salaries and benefits expense increased $8.6 million and $37.2 million, respectively, over the same periods in the prior year. Salaries and benefits increased most notably at our La Palma facility that opened in July 2008 and our Tallahatchie facility where expansion beds were placed into service and where additional inmates from the state of California were received.
Facility variable expenses increased slightly by $0.14 per compensated man-day, or 1.4% during the three months ended September 30, 2009 compared with the same period in the prior year and remained relatively unchanged at $9.99 per compensated man-day during the nine months ended September 30, 2009 compared with the nine-month period in the prior year. The favorable performance in facility variable operating expenses during the three- and nine-month periods was largely due to a decrease in travel and supply related expenses during 2009 compared with the same periods in the prior year resulting from pricing concessions related to market conditions and impacts from a company-wide initiative of improving operating efficiencies.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Owned and Managed Facilities:
Revenue per compensated man-day	$66.73	$66.14	$66.94	$65.35
Operating expenses per compensated man-day:
Fixed expense	32.89	32.84	33.04	31.82
Variable expense	10.59	10.55	10.57	10.65

Total	43.48	43.39	43.61	42.47

Operating margin per compensated man-day	$23.25	$22.75	$23.33	$22.88

Operating margin	34.8%	34.4%	34.8%	35.0%

Average compensated occupancy	89.5%	94.2%	87.7%	96.0%

Average available beds	61,054	54,854	61,040	52,850

Average compensated population	54,641	51,664	53,510	50,738

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Managed Only Facilities:
Revenue per compensated man-day	$39.73	$39.44	$39.45	$39.26
Operating expenses per compensated man-day:
Fixed expense	25.85	25.50	25.45	25.24
Variable expense	8.62	8.31	8.71	8.63

Total	34.47	33.81	34.16	33.87

Operating margin per compensated man-day	$5.26	$5.63	$5.29	$5.39

Operating margin	13.2%	14.3%	13.4%	13.7%

Average compensated occupancy	95.6%	98.1%	97.1%	97.4%

Average available beds	25,578	24,483	24,877	24,549

Average compensated population	24,440	24,027	24,159	23,917

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended September 30, 2009 increased to 34.8% compared with 34.4% for the same three-month period in 2008. Operating margins at our owned and managed facilities for the nine months ended September 30, 2009 decreased slightly to 34.8% compared with 35.0% for the same nine-month period in 2008. The decline in operating margins for the nine-month period primarily resulted from ramping up operations at our Adams County and La Palma facilities and the transition of state inmate populations at our Huerfano facility.
Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased $8.8 million, from $108.1 million during the third quarter of 2008 to $116.9 million during the third quarter of 2009, an increase of 8.1%. Facility contribution at our owned and managed facilities increased $22.7 million, from $318.1 million during the nine months ended September 30, 2008 to $340.8 million during the nine months ended September 30, 2009, an increase of 7.1%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during 2009 of 5.8% and 5.5%, respectively, during the three and nine months ended September 30, 2009 over the same periods in the prior year. The increase in average compensated population was largely the result of placing into service our La Palma Correctional Center during the second half of 2008 and the completion of approximately 1,500 expansion beds at our Tallahatchie County Correctional Facility where the state of California transferred inmates under the contract described hereafter to each of those facilities. The commencement of operations during the third quarter of 2009 at our newly constructed Adams County facility also contributed to the increase in average compensated population.
The most notable increases in compensated population during the three and nine months ended September 30, 2009 occurred at the La Palma Correctional Center which opened during 2008 and the Tallahatchie facility resulting from the receipt of additional inmate populations from the state of California. Our total revenues increased by $21.7 million and $58.5 million, respectively, at these two facilities during the three and nine months ended September 30, 2009 compared to the same periods in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011. As of September 30, 2009, we held approximately 7,840 inmates from the state of California. We currently expect to begin receiving additional inmates pursuant to the amendment during the first quarter of 2010, with a gradual ramp-up estimated to be completed during the first quarter of 2011.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. However, several legal proceedings have challenged the State’s ability to send inmates out-of-state. Legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. Further, the expiration of the statutory authority to transfer California inmates to out-of-state private correctional facilities coincides with the expiration of our management contract on June 30, 2011. If transfers from California are limited as a result of one or more of these proceedings, or if the authority to transfer inmates out-of-state to our facilities is not extended upon expiration, we would market the beds housed by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado.

The new contract includes an initial term ending March 9, 2010, which may be renewed by mutual agreement for four consecutive terms of one year each. Additionally, the new contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. During the second quarter of 2009, we completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities. During the second quarter of 2009 we also completed the process of receiving the new inmates from Arizona and currently house the guaranteed population level.
In April 2009, we announced that we had been awarded a contract with the BOP to house up to 2,567 federal inmates at our recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to our other contracts with the BOP, including a 50% guarantee of occupancy during the activation period and a 90% guarantee once the average monthly population at the facility exceeds 50%. During the first half of 2009, we incurred start-up costs of $2.8 million in preparation for the commencement of operations. We received a Notice to Proceed in July 2009 and began receiving inmates during the third quarter of 2009, which is expected to have a favorable impact on our operating margins in future quarters.
We experienced reductions in inmate populations from the states of Minnesota, Washington, Wyoming, and New Mexico which negatively impacted our margins at owned and managed facilities. These reductions in inmate populations have been experienced most notably at our 1,600-bed Prairie Correctional Facility in Appleton, Minnesota and our 2,400-bed North Fork Correctional Facility in Sayre, Oklahoma. The operating margins at these two facilities have been negatively impacted during 2009 as we have currently opted to maintain a level of staffing that would allow for a quick transition for prospective state or federal customers. We currently expect the state of California to utilize the available beds at our North Fork facility pursuant to the new amended contract with the CDCR.
During the third quarter of 2009, we were notified by the Alaska Department of Corrections that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. We housed approximately 750 Alaskan inmates at our 1,596-bed Red Rock Correctional Center in Arizona during the third quarter of 2009. We currently expect that Alaska will begin transferring their inmate population out of the Red Rock facility beginning in November of 2009. As of September 30, 2009, we housed 565 inmates from the states of California, Washington and Hawaii as well as inmates from the USMS at the Red Rock facility. We expect the state of California to utilize the beds that will be vacated by Alaska pursuant to the amended agreement with the CDCR.
We have been housing non-criminal families, along with a small population of females, at our T. Don Hutto Residential Center located in Taylor, Texas, since May 2006. Based on a change in ICE policy of detaining families, during the third quarter of 2009 we renegotiated a short-term agreement with ICE effective September 1, 2009 to house low custody female detainees rather than families at this facility resulting in a lower per diem rate, as well as other terms and conditions that are more representative of the requirements of this new population, which has negatively impacted our results of operations since the effective date. The term of this agreement expires December 31, 2009. We are currently in discussions with ICE to further define the scope of services required by ICE and to negotiate a longer-term agreement, although we can provide no assurance that we will be successful in doing so. As of October 31, 2009, we housed approximately 500 detainees at this facility.
Managed-Only Facilities
Our operating margins decreased to 13.2% at managed-only facilities during the three months ended September 30, 2009 compared with 14.3% during the three months ended September 30, 2008. Our managed-only operating margins decreased slightly during the nine months ended September 30, 2009 to 13.4% from 13.7% during the nine months ended September 30, 2008. The managed-only business remains very competitive which continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day.
Operating expenses per compensated man-day increased to $34.47 during the three months ended September 30, 2009 compared with $33.81 during the same period in the prior year. Operating expenses per compensated man-day also increased slightly to $34.16 during the nine months ended September 30, 2009 compared with $33.87 during the same period in the prior year. Operating expenses per compensated man-day were largely affected by rent and start-up expenses incurred at the North Georgia Detention Center in anticipation of receiving detainees from ICE during the fourth quarter of 2009, pursuant to a new management contract as further described hereafter. We also incurred incremental staffing expenses in anticipation of receiving additional inmates at the Idaho Correctional Center, where the state recently completed a 540-bed expansion. These increases were partially offset by reductions in other operating expenses such as utility expense resulting from a reduction in energy rates across our portfolio of managed-only facilities in the current year compared with the same periods in 2008.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins. During the three months ended September 30, 2009 and 2008, managed-only facilities generated 9.2% and 10.3%, respectively, of our total facility contribution. Similarly, during the nine months ended September 30, 2009 and 2008, managed-only facilities generated 9.3% and 10.0%, respectively, of our total facility contribution.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. Although this facility contributed to the reduction in operating margins during the three- and nine-month periods ended September 30, 2009 compared with the same periods in 2008, the commencement of operations is expected to have a favorable impact on our operating margins in the managed-only segment once full occupancy is reached.

General and administrative expense
For the three months ended September 30, 2009 and 2008, general and administrative expenses totaled $21.7 million and $20.9 million, respectively, while general and administrative expenses totaled $65.0 million and $60.2 million, respectively, during the nine months ended September 30, 2009 and 2008. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased from the nine months ended September 30, 2008 primarily as a result of a $4.6 million consulting fee associated with a company-wide initiative to improve operational efficiency. General and administrative expenses during the third quarter of 2009 included a $1.5 million accrual for the contractual severance benefit for our former Chief Executive Officer who announced his decision to step down in August 2009.
Depreciation and amortization
For the three months ended September 30, 2009 and 2008, depreciation and amortization expense totaled $25.5 million and $23.3 million, respectively. For the nine months ended September 30, 2009 and 2008, depreciation and amortization expense totaled $75.1 million and $66.4 million, respectively. The increase in depreciation and amortization from the comparable periods in 2008 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects, most notably our La Palma Correctional Center and our Adams County Correctional Center, and the additional depreciation on our other capital expenditures. We expect depreciation and amortization expense to increase in 2009 compared to 2008 as we recognize a full year impact of depreciation related to these two new facilities as well as various expansions placed into service throughout 2008.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2009 and 2008. Gross interest expense, net of capitalized interest, was $19.2 million and $15.9 million, respectively, for the three months ended September 30, 2009 and 2008 and was $57.0 million and $45.4 million, respectively, for the nine months ended September 30, 2009 and 2008. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in 2009 compared to 2008 as a result of borrowings used to fund our stock repurchase program and expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with prior periods. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that the LIBOR could increase in the future.

Gross interest income was $0.8 million for each of the three months ended September 30, 2009 and 2008. Gross interest income was $2.1 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to lower interest rates on cash and investment balances, which were used to fund our stock repurchase program as well as our expansion and development projects.
Capitalized interest was $0.3 million and $3.6 million during the three months ended September 30, 2009 and 2008, respectively, and was $0.8 million and $11.3 million during the nine months ended September 30, 2009 and 2008, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
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
Income tax expense
We incurred income tax expense of $15.7 million and $57.4 million for the three and nine months ended September 30, 2009, respectively, while we incurred income tax expense of $21.9 million and $66.2 million for the three and nine months ended September 30, 2008, respectively.
Our effective tax rate was 25.8% and 33.6% during the three and nine months ended September 30, 2009 compared with 36.7% and 37.7% during the three- and nine-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Income tax expense during the three and nine months ended September 30, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions that were effectively settled upon the completion of an audit by the Internal Revenue Service during the third quarter of 2009. Income tax expense for the three and nine months ended September 30, 2009 also reflects the implementation of certain tax strategies, including the successful pursuit of additional federal and state tax credits pertaining to job creation totaling approximately $0.7 million, additional investment tax credits of $0.3 million resulting from capital expenditures in the state of Colorado, and $0.2 million of other federal and state tax credits.
Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. We are currently evaluating strategies to maximize the value of the Shelby Training Center. The Shelby Training Center operated at a loss of $0.2 million and $0.1 million, net of taxes, for the three and nine months ended September 30, 2008.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility are reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) and $0.5 million, net of taxes, for the nine months ended September 30, 2009 and 2008, respectively. The Bay County Jail and Annex incurred a loss of $0.1 million, net of taxes, for the three months ended September 30, 2008.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a profit of $0.1 million, net of taxes, for the three months ended September 30, 2008. These two facilities operated at a loss of $0.1 million and a profit of $0.5 million, net of taxes, for the nine months ended September 30, 2009 and 2008, respectively.
During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. Accordingly, upon termination of the lease in the first quarter of 2009, we reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the land, building, and equipment. The lease with Hamilton County generated a profit of $0.4 million and $1.1 million, net of taxes, for the three and nine months ended September 30, 2008.
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
In May 2008, we announced that we were awarded a contract by the OFDT to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. In order to expedite completion of the development, we purchased the land and began to incur design and other pre-construction costs associated with this development. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of September 30, 2009, the remaining costs to complete construction totaled approximately $54.3 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. We currently house approximately 3,400 inmates from the state of Georgia. As a result of the award, we will expand our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are estimated to cost approximately $65.0 million and are currently anticipated to be completed during the third quarter of 2010, at which point we expect to begin receiving the incremental inmates. As of September 30, 2009, the remaining costs to complete construction totaled approximately $57.9 million. The amended contracts expire June 30, 2010 and include twenty-four one-year remaining renewal options. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.

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
Upon expiration of the lease for the Initial Premises, or should the County exercise its right to purchase the Initial Premises or terminate our lease for the Expansion Premises, we will likely be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the construction of a new facility beginning as early as 2010. However, we can provide no assurance that we will be able to retain these inmate populations.
During the first nine months of 2009, we capitalized $30.9 million of facility maintenance and technology related expenditures, compared with $23.1 million during the first nine months of 2008. We expect to incur approximately $19.2 million in facility maintenance and information technology expenditures during the remainder of 2009. We expect to incur approximately $98.2 million on prison development and expansions during the full year 2009. We also currently expect to pay approximately $65.0 million in federal and state income taxes during 2009, compared with $54.9 million during 2008. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008 signed into law in February 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005. Income taxes expected to be paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Given current market conditions, we believe that it is appropriate to use a portion of our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through September 30, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase was in March 2009.
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
As of September 30, 2009, our liquidity was provided by cash on hand of $53.6 million, and $188.5 million available under our $450.0 million revolving credit facility. During the nine months ended September 30, 2009 and 2008, we generated $217.4 million and $222.9 million, respectively, in cash through operating activities, and as of September 30, 2009, we had net working capital of $159.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and with the June 2009 issuance of $465.0 million 7.75% unsecured senior notes and subsequent tender and redemption of all of the $450.0 million 7.5% senior notes, we currently have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”), which had a $15.0 million credit commitment under our revolving credit facility is a defaulting lender under the terms of the credit agreement. At September 30, 2009, Lehman had funded $4.6 million that remained outstanding on the facility, which will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In July 2009, we began receiving warrants, also known as IOU’s, from the state of California for payment of services with a maturity date of October 2, 2009 and a fixed interest rate of 3.75%. During September 2009, the state of California redeemed the warrants we had previously received inclusive of accrued interest. As of September 30, 2009, we had no outstanding warrants. However, if California were to resume issuing warrants or if several additional major customers substantially delayed their cash payments to us, our liquidity could be materially affected.
As of September 30, 2009, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $221.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.3%, while our total weighted average maturity was 5.1 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2009 was $217.4 million, compared with $222.9 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes and expenses associated with debt refinancing activities. The decrease in cash provided by operating activities for the nine months ended September 30, 2009 was primarily due to the negative fluctuations in working capital balances and an increase in income tax payments as a result of the aforementioned favorable depreciation provisions in 2008.
Investing Activities
Our cash flow used in investing activities was $84.7 million for the nine months ended September 30, 2009 and was primarily attributable to capital expenditures during the nine-month period of $83.9 million, including expenditures for facility development and expansions of $52.2 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $445.7 million for the nine months ended September 30, 2008 and was primarily attributable to capital expenditures during the nine-month period of $446.5 million, including expenditures for facility development and expansions of $423.4 million.
Financing Activities
Cash flow used in financing activities was $113.1 million for the nine months ended September 30, 2009 and was primarily attributable to paying $116.7 million to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $6.3 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Our cash flow provided by financing activities was $193.6 million for the nine months ended September 30, 2008 and was primarily attributable to $180.0 million of net borrowings from our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, net of the purchase and retirement of common stock.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2009 (in thousands):

	Payments Due By Year Ended December 31,
	2009
	(remainder)	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$—	$221,799	$375,000	$615,000	$1,211,799
Interest on senior notes	18,019	69,600	69,600	69,600	57,881	131,194	415,894
Contractual facility expansions	31,724	82,814	—	—	—	—	114,538
Operating leases	489	5,562	4,946	3,931	3,951	35,893	54,772

Total contractual cash obligations	$50,232	$157,976	$74,546	$295,330	$436,832	$782,087	$1,797,003

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.4 million of letters of credit outstanding at September 30, 2009 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2009 or 2008. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2009, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.7 million and $2.0 million, respectively.
As of September 30, 2009, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and

$465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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

Date: November 5, 2009	CORRECTIONS CORPORATION OF AMERICA
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer