Form 10-K
period 2009-12-31
CORRECTIONS CORP OF AMERICA
filed 2010-02-24
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☒
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $1,886,384,426 as of June 30, 2009, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 18, 2010 was 115,985,414.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, currently scheduled to be held on May 13, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2009

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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 65 correctional and detention facilities, including 44 facilities that we own, with a total design capacity of approximately 87,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada, which is currently expected to be completed during the third quarter of 2010. We also own two additional correctional facilities that we lease to third-party operators.
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
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2009, 2008, and 2007, federal correctional and detention authorities represented 39%, 40%, and 41%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.
Our management services contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2009, 2008, and 2007, the average compensated occupancy of our facilities, based on rated capacity, was 90.7%, 95.5%, and 98.2%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued.

As of December 31, 2009, we had approximately 9,900 unoccupied beds in inventory at facilities that had availability of 100 or more beds, and almost 2,600 additional beds under development. Of those, 6,000 beds are under guaranteed contracts with existing customers, leaving us with 6,500 beds available. Although the demand for prison beds in the short term has been, and could continue to be, affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term.
Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 91% of the facilities we operated at December 31, 2009 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.
We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Center for Construction Education and Research. This organization provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and several foreign countries. In addition, we offer life skills transition-planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting training, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “Strategies for Change” and Residential Drug Addictions Treatment Program, or RDAP. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction, and post-incarceration services to offenders. We believe these programs help reduce recidivism.
We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, the Joint Commission on Accreditation of Healthcare Organizations, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 59 of the facilities we operated as of December 31, 2009) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.

Our Quality Assurance Department independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Quality Assurance Department consists of two major sections. The first is the Research and Data Analysis Section, which collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Data Analysis Section provides timely, independently generated performance and trend data to senior management. The second major section within the Quality Assurance Department is the Operational Audit Section. This section consists of two full time audit teams comprised of subject matter experts from all the major discipline areas within institutional operations. Routinely, these two audit teams conduct rigorous, on site annual evaluations of each facility we operate with no advance notice. Highly specialized, discipline specific audit tools, containing over 1,700 audited items across eleven major operational areas, are employed in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. The Company has devoted significant resources to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements, outside agency and accrediting organization standards. Quality Assurance closely monitors all efforts by our facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We currently provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. During the years ended December 31, 2009, 2008, and 2007, TransCor generated total consolidated revenue of $4.0 million, $6.9 million, and $14.2 million, respectively, comprising 0.2%, 0.4%, and 1.0% of our total consolidated revenue in each respective year. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.
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
Facilities and Facility Management Contracts
We own 46 correctional and detention facilities in 14 states and the District of Columbia, two of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 21 correctional and detention facilities owned by government agencies. The segment disclosures are included in Note 17 of the Notes to the Financial Statements. The following table sets forth all of the facilities that we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2010 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center	USMS	2,304	Multi	Detention	September 2013	(3) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

Florence Correctional Center	State of California	1,824	Multi	Correctional	June 2011	Indefinite
Florence, Arizona

La Palma Correctional Center	State of California	3,060	Medium	Correctional	June 2011	Indefinite
Eloy, Arizona

Red Rock Correctional Center	State of California	1,596	Medium	Correctional	June 2011	Indefinite
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Medium	Correctional	June 2011	—
Eloy, Arizona

California City Correctional Center (D)	BOP	2,304	Medium	Correctional	September 2010	—
California City, California

San Diego Correctional Facility (E)	ICE	1,154	Minimum/	Detention	June 2011	(4) 3 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	June 2010	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	June 2010	—
Olney Springs, Colorado

Huerfano County Correctional Center (F)	State of Arizona	752	Medium	Correctional	March 2010	—
Walsenburg, Colorado

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Kit Carson Correctional Center	State of Colorado	1,488	Medium	Correctional	June 2010	—
Burlington, Colorado

Coffee Correctional Facility (G)	State of	1,524	Medium	Correctional	June 2010	(24) 1 year
Nicholls, Georgia	Georgia

McRae Correctional Facility	BOP	1,524	Medium	Correctional	November 2010	(2) 1 year
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (G)	State of	1,524	Medium	Correctional	June 2010	(24) 1 year
Alamo, Georgia	Georgia

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	December 2011	(3) 5 year
Leavenworth, Kansas

Lee Adjustment Center	State of Vermont	816	Minimum/	Correctional	June 2011	—
Beattyville, Kentucky			Medium

Marion Adjustment Center	Commonwealth of	826	Minimum/	Correctional	June 2011	(1) 2 year
St. Mary, Kentucky	Kentucky		Medium

Otter Creek Correctional Center (H)	Commonwealth of	656	Minimum/	Correctional	June 2010	(1) 1 year
Wheelwright, Kentucky	Kentucky		Medium			(2) 2 year

Prairie Correctional Facility (I)	State of Minnesota	1,600	Medium	Correctional	March 2010	—
Appleton, Minnesota

Adams County Correctional Center	BOP	2,232	Medium	Correctional	July 2013	(3) 2 year
Adams County, Mississippi

Tallahatchie County Correctional	State of	2,672	Medium	Correctional	June 2011	Indefinite
Facility (J)	California
Tutwiler, Mississippi

Crossroads Correctional Center (K)	State of Montana	664	Multi	Correctional	August 2009	(5) 2 year
Shelby, Montana

Cibola County Corrections Center	BOP	1,129	Medium	Correctional	September 2014	(3) 2 year
Milan, New Mexico

New Mexico Women’s Correctional	State of	596	Multi	Correctional	June 2010	—
Facility	New Mexico
Grants, New Mexico

Torrance County Detention Facility	USMS	910	Multi	Detention	Indefinite	—
Estancia, New Mexico

Northeast Ohio Correctional Center	BOP	2,016	Medium	Correctional	May 2011	(2) 2 year
Youngstown, Ohio

Queensgate Correctional Facility (L)	—	850	Medium	—	—	—
Cincinnati, Ohio

Cimarron Correctional Facility (M)	State of Oklahoma	1,692	Medium	Correctional	June 2010	(4) 1 year
Cushing, Oklahoma

Davis Correctional Facility (M)	State of Oklahoma	1,670	Medium	Correctional	June 2010	(4) 1 year
Holdenville, Oklahoma

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Diamondback Correctional Facility	State of	2,160	Medium	Correctional	May 2010	(2) 1 year
Watonga, Oklahoma	Arizona

North Fork Correctional Facility	State of California	2,400	Medium	Correctional	June 2011	Indefinite
Sayre, Oklahoma

West Tennessee Detention Facility	USMS	600	Multi	Detention	February 2010	—
Mason, Tennessee

Shelby Training Center	—	200	Secure	—	—	—
Memphis, Tennessee

Whiteville Correctional Facility (N)	State of	1,536	Medium	Correctional	September 2010	(1) 1 year
Whiteville, Tennessee	Tennessee

Bridgeport Pre-Parole Transfer Facility	State of Texas	200	Medium	Correctional	February 2011	—
Bridgeport, Texas

Eden Detention Center	BOP	1,422	Medium	Correctional	April 2011	(3) 2 year
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	March 2010	(4) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Indefinite	—
Laredo, Texas			Medium

Webb County Detention Center	USMS	480	Medium	Detention	November 2012	(1) 5 year
Laredo, Texas

Mineral Wells Pre-Parole Transfer	State of	2,103	Minimum	Correctional	February 2011	—
Facility	Texas
Mineral Wells, Texas

T. Don Hutto Residential Center	ICE	512	Minimum	Detention	January 2015	—
Taylor, Texas

D.C. Correctional Treatment Facility (O)	District of Columbia	1,500	Medium	Detention	March 2017	—
Washington, D.C.

Managed Only Facilities:

Bay Correctional Facility	State of	985	Medium	Correctional	July 2010	Indefinite
Panama City, Florida	Florida

Citrus County Detention Facility	Citrus County,	760	Multi	Detention	September 2015	Indefinite
Lecanto, Florida	Florida

Gadsden Correctional Institution	State of	1,520	Minimum/	Correctional	July 2010	Indefinite
Quincy, Florida	Florida		Medium

Hernando County Jail	Hernando County,	876	Multi	Detention	October 2012	—
Brooksville, Florida	Florida

	Primary	Design		Facility		Remaining Renewal
Facility Name	Customer	Capacity (A)	Security Level	Type (B)	Term	Options (C)
Lake City Correctional Facility	State of	893	Secure	Correctional	June 2012	Indefinite
Lake City, Florida	Florida

North Georgia Detention Center	ICE	502	Medium	Detention	May 2014	Indefinite
Hall County, Georgia

Idaho Correctional Center	State of	2,016	Multi	Correctional	June 2014	(2) 2 year
Boise, Idaho	Idaho

Marion County Jail	Marion County,	1,030	Multi	Detention	December 2017	(1) 10 year
Indianapolis, Indiana	Indiana

Winn Correctional Center	State of	1,538	Medium/	Correctional	March 2011	—
Winnfield, Louisiana	Louisiana		Maximum

Delta Correctional Facility	State of	1,172	Minimum/	Correctional	July 2010	—
Greenwood, Mississippi	Mississippi		Medium

Wilkinson County Correctional	State of	1,000	Medium	Correctional	July 2010	—
Facility Woodville, Mississippi	Mississippi

Elizabeth Detention Center	ICE	300	Minimum	Detention	September 2011	(4) 3 year
Elizabeth, New Jersey

Silverdale Facilities	Hamilton	1,046	Multi	Detention	December 2010	—
Chattanooga, Tennessee	County, Tennessee

South Central Correctional Center	State of	1,676	Medium	Correctional	June 2010	(1) 2 year
Clifton, Tennessee	Tennessee

Metro-Davidson County Detention	Davidson	1,092	Multi	Detention	July 2014	—
Facility	County,
Nashville, Tennessee	Tennessee

Hardeman County Correctional	State of	2,016	Medium	Correctional	May 2012	(2) 3 year
Facility Whiteville, Tennessee	Tennessee

Bartlett State Jail	State of	1,049	Minimum/	Correctional	January 2011	—
Bartlett, Texas	Texas		Medium

Bradshaw State Jail	State of	1,980	Minimum/	Correctional	January 2011	—
Henderson, Texas	Texas		Medium

Dawson State Jail	State of	2,216	Minimum/	Correctional	January 2011	—
Dallas, Texas	Texas		Medium

Lindsey State Jail	State of	1,031	Minimum/	Correctional	January 2011	—
Jacksboro, Texas	Texas		Medium

Willacy State Jail	State of	1,069	Minimum/	Correctional	January 2011	—
Raymondville, Texas	Texas		Medium

Leased Facilities:

Leo Chesney Correctional Center	Cornell	240	Minimum	Owned/Leased	September 2010	—
Live Oak, California	Corrections

Community Education Partners (P)	Community	—	Non-secure	Owned/Leased	June 2011	(2) 1 year
Houston, Texas	Education Partners
(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2009. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	During January 2010, we were notified by the BOP of their decision not to renew the management contract at the California City Correctional Center upon its expiration in September 30, 2010.

(E)	The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. The County has the right to buy out all, or designated portions of, the premises at various times prior to the expiration of the term at a price generally equal to the cost of the premises, or the designated portion of the premises, less an allowance for the amortization over a 20-year period. Upon expiration of the lease, ownership of the facility automatically reverts to the County of San Diego. For additional information, see Note 4 of the Notes to the Financial Statements and the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(F)	During January 2010, we were notified by the state of Arizona of their decision not to renew the management contract at the Huerfano County Correctional Center upon its expiration on March 8, 2010.

(G)	The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value or fair market value at any time during the term of the contract between the GDOC and us.

(H)	The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.

(I)	During December 2009, we announced our decision to cease operations at our Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states have been reducing the populations held at Prairie.

(J)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority that grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.

(K)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.

(L)	During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility. We believe the County elected to terminate the lease effective January 1, 2009, due to funding issues experienced by the County.

(M)	The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.

(N)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.

(P)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles.
Facilities Under Construction or Development
In May 2008, we announced that we were awarded a contract by the OFDT, the federal agency responsible for managing and regulating federal detention programs, to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options. We currently expect construction to be completed during the third quarter of 2010, at an estimated total cost of $83.5 million.

In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As of December 31, 2009, we housed approximately 3,400 inmates from the state of Georgia. As a result of the award, we will expand our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are estimated to cost approximately $65.0 million and are currently anticipated to be completed during the third quarter of 2010, at which point we expect to begin receiving the incremental inmates.
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
Business Development
We are currently the nation’s largest provider of outsourced correctional management services. We believe we manage approximately 45% of all beds under contract with private operators of correctional and detention facilities in the United States.
Under the direction of our business development department and our senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional facilities in the United States. Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 39%, 40%, and 41% of total revenue in 2009, 2008, and 2007, respectively. The BOP, USMS, and ICE, along with the State of California Department of Corrections and Rehabilitation (“CDCR”), were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 13% of total revenue for each of these years 2009, 2008, and 2007. The USMS accounted for 14%, 14%, and 15% of total revenue for 2009, 2008, and 2007, respectively. ICE accounted for 12%, 13%, and 13% of total revenue for 2009, 2008, and 2007, respectively. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.
In addition, business from our state customers, which constituted 52%, 52%, and 49% of total revenue during 2009, 2008, and 2007, respectively, and increased 6.8% from $820.1 million during 2008 to $875.6 million during 2009, as we experienced an increase in demand from the state of California. The CDCR accounted for 11%, 6%, and 1% of total revenue for 2009, 2008, and 2007, respectively.
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
Competitive Strengths
We believe that we benefit from the following competitive strengths:
The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We believe we manage approximately 45% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison and the first company to manage a private maximum-security facility under a direct contract with the federal government. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.
Available Beds within Our Existing Facilities. As of December 31, 2009, we had approximately 9,900 unoccupied beds in inventory that had availability of 100 or more beds, and almost 2,600 additional beds under development, including 1,500 expansion beds at two facilities we own in Georgia and a new 1,072-bed correctional facility we are constructing in Nevada. Of these, 6,000 beds are under guaranteed contracts with existing customers, leaving us with 6,500 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.
Development and Expansion Opportunities. Although the demand for prison beds in the short term could be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the aforementioned 1,500-bed expansions for the state of Georgia and the 1,072-bed facility we are constructing in Nevada for the OFDT. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
During December 2008, we completed construction of a new 2,232-bed correctional facility in Adams County, Mississippi and during 2008 and early 2009 placed into service 3,060 beds at our new La

Palma Correctional Center in Eloy, Arizona. The La Palma Correctional Center is being fully utilized by the state of California. We have recently increased the number of beds under contract with the State of California at other facilities we own. We commenced receiving federal inmates from the BOP during the third quarter of 2009 at our Adams County Correctional Center, and expect the BOP to substantially fill this facility in 2010.
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
Financial Flexibility. As of December 31, 2009, we had cash on hand of $45.9 million and $236.2 million available (net of $11.6 million of unfunded borrowings and $1.1 million of letters of credit issued by Lehman Brothers Commercial Bank, which committed $15.0 million under our revolving credit facility, declared bankruptcy in 2008, and is no longer funding borrowing requests) under our $450.0 million revolving credit facility, and no debt maturities until December 2012. During the year ended December 31, 2009, we generated $314.7 million in cash through operating activities, and as of December 31, 2009, we had net working capital of $130.7 million. As a “well-known seasoned issuer”, as currently defined by the SEC, we have the ability to file a “shelf” registration statement that automatically becomes effective enabling us to issue debt and equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At December 31, 2009, the interest rates on all our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $171.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.6%, while our total weighted average debt maturity was 4.9 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
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
Own and Operate High Quality Correctional and Detention Facilities. We believe that our customers choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality services provided. Approximately 91% of the facilities we operated as of December 31, 2009 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 25 years of corrections experience and an average tenure of 13 years with us.
Offer Compelling Value. We believe that our customers also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our customers by reducing their correctional services costs and allowing them to avoid making large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified during 2009, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. Accordingly, we established a customer response team to create unique solutions for our government partners to help them manage their correctional costs while minimizing the financial impact to us.
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
Increase Occupancy and Revenue. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. We believe we have been successful in increasing the number of residents in our care and continue to pursue a number of initiatives intended to further increase our occupancy and revenue. Our competitive cost structure offers prospective customers a compelling option for incarceration. The unique budgetary challenges states are facing may cause states to further rely on us to help reduce their costs, and also cause those states that have not previously utilized the private sector to turn to the private sector to help reduce their overall costs of incarceration. We are actively pursuing these opportunities. We are also focused on renewing and enhancing the terms of our existing contracts. However, we recognize that the budgetary constraints our state customers are experiencing will present challenges in obtaining per diem increases and additional inmate populations in the short-term. Nonetheless, we believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our customers should result in a return to the supply and demand imbalance that has been benefiting the private prison industry.
Capital Strategy
We believe the success of our business strategy and recent financing transactions have provided us with the financial flexibility to take advantage of various opportunities as they arise. During 2009, 2008, and 2007, we generated cash flow from operating activities of $314.7 million, $273.6 million, and $250.9 million, respectively. During December 2007, we entered into a $450.0 million senior secured revolving credit facility which, based on our current leverage ratio, currently bears interest at a base rate or LIBOR plus a margin of 0.75%, and matures in December 2012.

During June 2009, we completed the sale and issuance of $465.0 million aggregate principal amount of 7.75% unsecured senior notes pursuant to a prospectus supplement under an automatically effective shelf registration statement that we filed with the SEC on May 19, 2009. The 7.75% senior notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. We used the net proceeds from the sale of the 7.75% senior notes to purchase, redeem, or otherwise acquire our 7.5% senior notes, to pay fees and expenses, and for general corporate purposes. Replacing the 7.5% senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012.
As of December 31, 2009, we had $73.9 million in estimated costs remaining to complete the aforementioned 1,500-bed expansions of two correctional facilities we own in Georgia, and on construction of our new 1,072-bed Nevada Southern Detention Center. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital.
As of December 31, 2009, we had cash on hand of $45.9 million and $236.2 million available under our revolving credit facility. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until December 2012.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock through purchases from time to time in the open market or through privately negotiated transactions, in accordance with SEC requirements. During 2008 and 2009, we purchased 10.7 million shares of common stock under the repurchase program for $125.0 million at an average price of $11.72 per share. The Board’s authorization expired December 31, 2009.
During February 2010, our Board of Directors approved another program to repurchase up to $250.0 million of our common stock through June 30, 2011. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices that would equal or exceed the rates of return we require when we invest in new beds. Funds for the repurchase of shares are expected to come primarily from cash on hand, borrowings under our revolving credit facility, and cash from operating activities. We believe we have the ability to fund the stock repurchase program as well as our capital expenditure requirements, including the construction projects under development, maintenance and information technology capital expenditures, working capital, and debt service requirements with cash on hand, cash from operating activities, and borrowings available under our revolving credit facility, while maintaining liquidity.
The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our customers’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2009):
Growing United States Prison Population. At year-end 2008, federal and state correctional authorities had jurisdiction over 1.6 million prisoners. The annual growth rate of the federal and state prison population increased 0.8% for the year ended December 31, 2008, which was less than the average annual growth rate of 1.8% from 2000 to 2008. During 2008, the total number of prisoners under federal jurisdiction increased 0.8%, while state prison populations also increased 0.8%. Federal agencies are collectively our largest customer and accounted for 39% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2009. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—decreased slightly from 506 prisoners per 100,000 U.S. residents in 2007 to 504 prisoners per 100,000 U.S. residents in 2008. About one in every 198 persons in the U.S. resident population was incarcerated in state or federal prison at year end 2008.
Prison Overcrowding. The significant growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2008, at least 18 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 35% above capacity at December 31, 2008.
Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2008 was approximately 129,000. At December 31, 2008, 16.5% of federal inmates and 6.8% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 114%, while the number of state inmates held in private facilities has increased approximately 33%. Twenty states had at least 5% of their prison population held in private facilities at December 31, 2008. Six states housed at least 25% of their prison population in private facilities as of December 31, 2008 — New Mexico (46%), Montana (36%), Hawaii (35%), Vermont (34%), Alaska (29%), and Idaho (29%).
Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments or debt required to increase correctional capacity. We believe these advantages translate into significant cost savings for government agencies.
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
Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates and selected other employees primarily associated with our employee medical plans. Further, as required by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Department of Health and Human Services (“DHHS”) issued interim breach notification regulations requiring HIPAA covered entities and their business associates to provide notification to affected individuals without unreasonable delay but not to exceed 60 days of discovery of a breach of unsecured protected health information. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media.
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
Employees
As of December 31, 2009, we employed approximately 17,425 employees. Of such employees, approximately 360 were employed at our corporate offices and approximately 17,065 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.
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
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenues is generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2009, 2008, and 2007 was 90.7%, 95.5%, and 98.2%, respectively. Occupancy rates may, however, decrease below these levels in the future.
We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. During 2009, the state of California delayed payments of cash to us by issuing interest bearing warrants, also known as IOU’s. Although the state of California ultimately redeemed the warrants for cash, if California were to resume issuing warrants or if several additional major customers substantially delayed their cash payments to us, our liquidity could be materially affected. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures have been compounded by the current economic downturn. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our customers could reduce inmate population levels in facilities we manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.
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
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 24 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired (1) or are currently scheduled to expire (23) on or before December 31, 2010. See “Business — Facility Portfolio — Facilities and Facility Management contracts.” Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. During January 2010, we were notified by the BOP of their decision not to renew the management contract at our 2,304-bed California City Correctional Center in California City, California upon expiration of the management contract on September 30, 2010. During January 2010, the Governor and Legislature in the state of Arizona proposed budgets that would phase-out the utilization of private out-of-state beds. As of December 31, 2009, we managed approximately 2,100 inmates at our Diamondback Correctional Facility in Oklahoma and 675 inmates at our Huerfano County Correctional Center in Colorado under management contracts with the state of Arizona. We have since received formal notification from the state of Arizona that they will not renew the management contract at the Huerfano facility upon termination of the contract on March 8, 2010. Our contract with Arizona at Diamondback expires on May 1, 2010.
Governmental agencies typically may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower per diem rate. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.
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
Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors and the combination of regulations we face is unique. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with whom we have contracts. New federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of facility management contracts, and suspension or debarment from contracting with certain government entities.
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
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 39% of our total revenues for the fiscal year ended December 31, 2009 ($659.5 million). The USMS accounted for 14% of our total revenues for the fiscal year ended December 31, 2009 ($237.3 million), BOP accounted for 13% of our total revenues for the fiscal year ended December 31, 2009 ($218.5 million), and ICE accounted for 12% of our total revenues for the fiscal year ended December 31, 2009 ($203.7 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.
The CDCR accounted for 11% of our total revenues for the fiscal year ended December 31, 2009 ($177.1 million). We have a contract with the CDCR providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own. As of December 31, 2009, we housed 7,970 inmates from the state of California. Several legal proceedings have challenged the State’s ability to send inmates out-of-state. Legislative enactments or additional legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. Further, the expiration of the statutory authority to transfer California inmates to out-of-state private correctional facilities coincides with the expiration of our management contract on June 30, 2011. If transfers from California are limited as a result of one or more of these proceedings, or if the authority to transfer inmates out-of-state to our facilities is not extended upon expiration, we would market the beds housed by the CDCR inmates to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.
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
As of December 31, 2009, we employed approximately 17,425 employees. Approximately 775 of our employees at three of our facilities, or less than 5% of our workforce, are represented by labor unions.

We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. Proposed legislation, such as the Employee Free Choice Act (“EFCA”), if enacted, could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.
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
In addition, our focus on facility development and expansion poses additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2009, the facilities subject to these options generated $281.4 million in revenue (16.9% of total revenue) and incurred $200.0 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, the ownership of two of our facilities (that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 7 to 9 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2009, the facilities subject to reversion generated $73.7 million in revenue (4.4% of total revenue) and incurred $53.7 million in operating expenses.
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
We are also subject to anti-takeover provisions under Maryland law, which could delay or prevent a change of control. Together, these provisions of our charter and bylaws and Maryland law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to Our Leveraged Capital Structure
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.
As of December 31, 2009, we had total indebtedness of $1,149.1 million. Our indebtedness could have important consequences. For example, it could:
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
The indenture related to our aggregate principal amount of $375.0 million 6.25% senior notes due 2013, the indenture related to our aggregate principal amount of $150.0 million 6.75% senior notes due 2014, and the indenture related to our aggregate principal amount of $465.0 million 7.75% senior notes due 2017, collectively referred to herein as our senior notes, and our revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:
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
Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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
The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future, we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2009, we had $236.2 million of additional borrowing capacity available under our $450.0 million revolving credit facility. In addition, we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.
As a result of current economic conditions, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. Lehman Brothers Commercial Bank, which holds a $15.0 million share in our revolving credit facility, is a defaulting lender under the terms of the credit agreement. To date, Lehman has funded $2.3 million that remains outstanding as of December 31, 2009 and $1.1 million in letters of credit. The loan balance will be repaid on a pro-rata basis whenever we repay any LIBOR-based loans on tranches Lehman previously funded. To the extent that their funding is reduced, it will not be replaced. Going forward, we do not expect to have access to incremental funding from Lehman. Further, to the extent we obtain additional letters of credit under the facility, we will be required to provide cash collateral on a pro-rata basis to reflect the inability of Lehman to fulfill its commitments.
We can provide no assurance that the remaining banks that have made commitments under our revolving credit facility will continue to operate as a going concern in the future. If any of the remaining banks in the lending group were to fail, it is possible that the capacity under the revolving credit facility would be further reduced. In the event that the availability under the revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the revolving credit facility, or (iii) accessing the public capital markets. Such alternatives in the current market would likely be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The properties we owned at December 31, 2009 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this annual report.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 16, 2010 the last reported sale price of our common stock was $20.00 per share and there were approximately 4,700 registered holders and approximately 68,300 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.
Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2009
First Quarter	$17.66	$9.50
Second Quarter	$17.30	$12.64
Third Quarter	$23.15	$15.74
Fourth Quarter	$26.25	$22.48

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2008
First Quarter	$29.65	$22.92
Second Quarter	$28.82	$24.35
Third Quarter	$29.40	$23.00
Fourth Quarter	$24.99	$11.86

Dividend Policy
During the years ended December 31, 2009 and 2008, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes and our senior secured revolving credit agreement, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2009, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 are included in this annual report.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
STATEMENT OF OPERATIONS:	2009	2008	2007	2006	2005
Revenue:
Management and other	$1,667,798	$1,581,593	$1,439,826	$1,287,297	$1,150,470
Rental	2,165	2,576	2,399	2,218	2,041

Total revenue	1,669,963	1,584,169	1,442,225	1,289,515	1,152,511

Expenses:
Operating	1,168,672	1,112,679	1,025,040	937,491	863,439
General and administrative	86,537	80,308	74,399	63,593	57,053
Depreciation and amortization	100,799	90,555	78,396	67,150	59,415
Goodwill impairment	—	—	554	—	—

Total expenses	1,356,008	1,283,542	1,178,389	1,068,234	979,907

Operating income	313,955	300,627	263,836	221,281	172,604

Other (income) expense:
Interest expense, net	72,780	59,404	53,776	58,783	63,928
Expenses associated with debt refinancing and recapitalization transactions	3,838	—	—	982	35,269
Other (income) expense	(151)	292	(308)	(260)	263

	76,467	59,696	53,468	59,505	99,460

Income from continuing operations before income taxes	237,488	240,931	210,368	161,776	73,144
Income tax expense	(81,745)	(90,933)	(79,367)	(59,455)	(25,389)

Income from continuing operations	155,743	149,998	131,001	102,321	47,755
Income (loss) from discontinued operations, net of taxes	(789)	943	2,372	2,918	2,367

Net income	$154,954	$150,941	$133,373	$105,239	$50,122

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Basic earnings per share:
Income from continuing operations	$1.34	$1.20	$1.07	$0.86	$0.41
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02	0.02	0.02

Net income	$1.33	$1.21	$1.09	$0.88	$0.43

Diluted earnings per share:
Income from continuing operations	$1.33	$1.19	$1.04	$0.84	$0.40
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02	0.02	0.02

Net income	$1.32	$1.20	$1.06	$0.86	$0.42

Weighted average common shares outstanding:
Basic	116,088	124,464	122,553	119,714	115,426
Diluted	117,290	126,250	125,381	123,058	120,846

	December 31,
BALANCE SHEET DATA:	2009	2008	2007	2006	2005
Total assets	$2,905,743	$2,871,374	$2,485,740	$2,250,860	$2,086,313
Total debt	$1,149,099	$1,192,922	$975,967	$976,258	$975,636
Total liabilities	$1,463,197	$1,491,015	$1,263,765	$1,201,179	$1,169,682
Stockholders’ equity	$1,442,546	$1,380,359	$1,221,975	$1,049,681	$916,631

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
OVERVIEW
We currently operate 65 facilities, including 44 facilities that we own, with a total design capacity of approximately 87,000 beds in 19 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our customers.
We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. These pressures have been compounded by the recent economic downturn. Although we are encouraged by recent economic data indicating that the worst of the economic downturn may be over, government agencies continue to experience revenue shortfalls in their fiscal year 2010 budgets. Our governmental partners may be forced to take further actions to address revenue shortfalls in their fiscal year 2010 budgets such as reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the respective jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our customers should result in a return to the supply and demand imbalance that has been benefiting the private prison industry.
Governments continue to experience many significant spending demands which have constrained correctional budgets limiting their ability to expand existing facilities or construct new facilities. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their inmates introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand correctional capacity without incurring large capital commitments.
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
As of December 31, 2009, we had approximately 9,900 unoccupied beds in inventory that had availability of 100 or more beds, and almost 2,600 additional beds under development, including 1,500 expansion beds at two facilities we own in Georgia and a new 1,072-bed correctional facility we are constructing in Nevada. Of these, 6,000 beds are under guaranteed contracts with existing customers, leaving us with 6,500 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.
Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the aforementioned 1,500-bed expansions for the state of Georgia and the 1,072-bed facility we are constructing in Nevada for the OFDT. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
We also remain steadfast in our efforts to contain costs. Approximately 64% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we have been successful in reducing workers’ compensation costs and containing medical benefits costs for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified during 2009, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term.
Through the combination of our initiatives to increase our revenues by taking advantage of our available beds as well as delivering new bed capacity through new facility construction and expansion opportunities, and our strategies to contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

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
Asset impairments. As of December 31, 2009, we had $2.5 billion in long-lived assets. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. Goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations that could change in the future. These impairment tests are required to be performed at least annually. We perform our impairment tests during the fourth quarter, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
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
We have approximately $5.3 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $3.3 million valuation allowance related to state tax credits that are also expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of December 31, 2009 and 2008, we had $34.0 million and $34.3 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2009 and 2008, we had $11.4 million and $15.3 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2009, 2008, and 2007, the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2007		41	24	3	68
Activation of the La Palma Correctional Center	July & October 2008	1	—	—	1
Expiration of the management contract for the Camino Nuevo Correctional Center	August 2008	—	(1)	—	(1)
Expiration of the management contract for the Bay County Jail and Annex	October 2008	—	(1)	—	(1)
Completion of construction of the Adams County Correctional Center	December 2008	1	—	—	1

Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

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

		10,465

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
During the year ended December 31, 2009, we generated net income of $155.0 million, or $1.32 per diluted share, compared with net income of $150.9 million, or $1.20 per diluted share, for the previous year. Contributing to the increase in net income for 2009 compared to the previous year was an increase in operating income of $13.3 million, from $300.6 million during 2008 to $314.0 million during 2009 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Net income during 2009 was favorably impacted by an income tax benefit of $5.7 million, or $0.05 per diluted share, reflecting the reversal of an estimated liability for uncertain tax positions that were effectively settled during the third quarter of 2009 upon completion of an audit performed by the Internal Revenue Service of our 2006 and 2007 federal income tax returns. Net income during 2009 was negatively impacted by a $3.8 million charge, or $0.02 per diluted share after taxes, associated with debt refinancing transactions completed during the second quarter of 2009, as further described hereafter, which consisted of a tender premium paid to the holders of the 7.5% senior notes who tendered their notes to us at par pursuant to our tender offer, estimated fees and expenses associated with the tender offer, and the write-off of the debt premium and existing deferred loan costs associated with the purchase of the 7.5% senior notes. Additionally, net income during 2009 was negatively impacted by $4.2 million, or $0.02 per diluted share after taxes, of general and administrative expenses associated with a company-wide initiative to improve operating efficiency.

Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2009 and 2008:

	For the Years Ended
	December 31,
	2009	2008
Revenue per compensated man-day	$58.33	$57.39
Operating expenses per compensated man-day:
Fixed expense	30.54	29.76
Variable expense	9.95	10.08

Total	40.49	39.84

Operating margin per compensated man-day	$17.84	$17.55

Operating margin	30.6%	30.6%

Average compensated occupancy	90.7%	95.5%

Average available beds	86,152	78,512

Average compensated population	78,131	74,970

Our operating margins for both the years ended December 31, 2009 and 2008 were 30.6%. Our revenue per compensated man-day increased 1.6% to $58.33 during 2009 from $57.39 during 2008 positively impacting our operating margins during 2009. This increase in revenue per compensated man-day resulted from new contracts at higher average per diems than on existing contracts and from per diem increases we received on existing contracts. Additionally, the increase in operating expenses per compensated man-day of 1.6% to $40.49 during 2009 from $39.84 during 2008 partially offset the increases in revenue.
Average compensated population increased 3,161 from 74,970 during the year ended December 31, 2008 to 78,131 during the year ended December 31, 2009. The increase in average compensated population resulted primarily from the placement of approximately 10,500 beds into service since January 2008. These new beds were largely the result of the opening of our 3,060-bed La Palma Correctional Center in the second half of 2008 and the first quarter of 2009, the opening of our 2,232-bed Adams County Correctional Center completed in the fourth quarter of 2008 (which began housing inmates during the third quarter of 2009 as further described hereafter), the opening of the 502-bed North Georgia Detention Center in the third quarter of 2009, as well as the completion of approximately 4,700 expansion beds placed into service during 2008 and 2009.
Our total facility management revenue increased by $88.8 million, or 5.6%, during 2009 compared with 2008 resulting primarily from an increase in revenue of approximately $66.2 million generated by an increase in the average daily compensated population during 2009. The remaining increase in facility management revenue was primarily driven by the rate increase of 1.6% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
State revenues increased $55.5 million, or 6.8%, from $820.1 million for the year ended December 31, 2008 to $875.6 million for the year ended December 31, 2009. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. Although we are encouraged by recent economic data indicating that the worst of the economic downturn may be over, state government agencies continue to experience revenue shortfalls in their fiscal year 2010 budgets. States may be forced to take further actions to address revenue shortfalls in their fiscal year 2010 budgets such as reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing.
Business from our federal customers, including the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business, increasing $30.7 million, or 4.9% from $628.9 million in 2008 to $659.5 million in 2009. Our federal customers generated 39% and 40% of our total revenue for the years ended December 31, 2009 and 2008, respectively.
Operating expenses totaled $1,168.7 million and $1,112.7 million for the years ended December 31, 2009 and 2008, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the year ended December 31, 2009 increased 2.6% from $29.76 in 2008 to $30.54 in 2009 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses. During 2009, salaries and benefits expense at our correctional and detention facilities increased $46.6 million from 2008, most notably as a result of an increase in staffing levels in anticipation of receiving inmates at our newly opened North Georgia facility from ICE, at our Adams County facility from the BOP, and at our La Palma and Tallahatchie facilities as a result of an increase in beds utilized from the state of California at these two facilities. Operating expenses per compensated man-day were also negatively impacted by operational inefficiencies associated with our inventory of available beds.
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

	For the Years Ended
	December 31,
	2009	2008
Owned and Managed Facilities:
Revenue per compensated man-day	$66.79	$65.85
Operating expenses per compensated man-day:
Fixed expense	32.79	31.96
Variable expense	10.46	10.79

Total	43.25	42.75

Operating margin per compensated man-day	$23.54	$23.10

Operating margin	35.2%	35.1%

Average compensated occupancy	88.3%	94.5%

Average available beds	61,051	53,990

Average compensated population	53,893	51,005

Managed Only Facilities:
Revenue per compensated man-day	$39.52	$39.36
Operating expenses per compensated man-day:
Fixed expense	25.55	25.07
Variable expense	8.80	8.58

Total	34.35	33.65

Operating margin per compensated man-day	$5.17	$5.71

Operating margin	13.1%	14.5%

Average compensated occupancy	96.6%	97.7%

Average available beds	25,101	24,522

Average compensated population	24,238	23,965

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the year ended December 31, 2009 increased slightly to 35.2% compared with 35.1% for 2008. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased $31.8 million, from $431.2 million during the year ended December 31, 2008 to $463.0 million during the year ended December 31, 2009, an increase of 7.4%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during 2009 of 5.7% over 2008. The increase in average compensated population was largely the result of placing into service our La Palma Correctional Center during the second half of 2008 and the completion of approximately 1,500 expansion beds at our Tallahatchie County Correctional Facility where the state of California transferred inmates under the contract described hereafter to each of those facilities. The commencement of operations during the third quarter of 2009 at our newly constructed Adams County facility also contributed to the increase in average compensated population.
The most notable increases in compensated population during the year ended December 31, 2009 occurred at the La Palma Correctional Center which opened during 2008 and the Tallahatchie facility resulting from the receipt of additional inmate populations from the state of California. Our total revenues increased by $72.7 million at these two facilities during the year ended December 31, 2009 compared to the same period in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. The agreement, which is subject to appropriations by the California legislature, expires June 30, 2011. As of December 31, 2009, we held approximately 8,000 inmates from the state of California. We began receiving additional inmates pursuant to the amendment during the first quarter of 2010, with a gradual ramp-up estimated to be completed during the first quarter of 2011.
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
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. The contract includes an initial term ending March 9, 2010. During the second quarter of 2009, we completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities and also completed the process of receiving the new inmates from Arizona. On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified us of its election not to renew its contract at our Huerfano facility. Arizona expects to begin transferring offenders from the Huerfano facility beginning on March 10, 2010 and expects to complete the transfer on March 22, 2010. As a result of this notification, we intend to idle the Huerfano facility shortly thereafter, but will continue marketing the facility to other customers.
We also have a management contract with the state of Arizona at our 2,160-bed Diamondback Correctional Facility in Oklahoma, which is scheduled to expire May 1, 2010. We have not received any updates from Arizona regarding its contract at our Diamondback facility, but the risk remains that Arizona may return the offenders housed at the Diamondback facility to the state of Arizona. If Arizona does not renew its contract at the Diamondback facility, we would likely idle the facility. During 2009, we generated $56.5 million in management revenue from the state of Arizona under both of these contracts.
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
During the third quarter of 2009, we were notified by the Alaska Department of Corrections that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. During the fourth quarter of 2009, the state of Alaska completed the transfer of their inmate population out of the Red Rock facility. As of December 31, 2009, we housed 880 inmates from the states of California, Washington, and Hawaii at the Red Rock facility. We expect the state of California to utilize the beds that will be vacated by Alaska pursuant to the aforementioned amended agreement with the CDCR.
We have been housing non-criminal families, along with a small population of females, at our T. Don Hutto Residential Center located in Taylor, Texas, since May 2006. Based on a change in ICE policy of detaining families at the T. Don Hutto facility, during the third quarter of 2009 we renegotiated a short-term agreement with ICE effective September 1, 2009 to house low custody female detainees rather than families at this facility resulting in a lower per diem rate, as well as other terms and conditions that are more representative of the requirements of this new population, which has negatively impacted our results of operations since the effective date. The term of this agreement expired December 31, 2009. In January 2010, we received an Intergovernmental Service Agreement between ICE and Williamson County, Texas to manage up to 512 female detainees at our T. Don Hutto Residential Center. The new agreement contains an initial term of up to five years that is renewable upon mutual agreement and contains a 90% guarantee of occupancy. As of December 31, 2009, we housed approximately 500 detainees at this facility.
During December 2009, we announced our decision to cease operations at our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states have been reducing the populations held at Prairie. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010. The state of Washington has removed all of its offenders from the Prairie facility, but maintains a population of approximately 125 inmates in two other facilities we own in Arizona. Total revenues at the Prairie facility were $15.9 million and $34.0 million during the years ended December 31, 2009 and 2008, respectively. We are currently pursuing new management contracts to take advantage of the beds that became available at the Prairie facility but can provide no assurance that we will be successful in doing so.
During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation (“CAR 10”) our 2,304-bed California City Correctional Center in California was not selected for the continued management of the federal offenders currently located at this facility. The current contract with the BOP at the California City facility expires on September 30, 2010. We currently expect the BOP to transfer all inmates out of the facility by the end of the third quarter of 2010. We are also pursuing other opportunities for our California City facility. Total revenues at the California City facility were $68.7 million and $67.7 million during the years ended December 31, 2009 and 2008, respectively.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the year ended December 31, 2009 to 13.1% from 14.5% during the year ended December 31, 2008. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased 0.4% during the year ended December 31, 2009 compared with the prior year.
Operating expenses per compensated man-day increased 2.1% to $34.35 during the year ended December 31, 2009 from $33.65 during the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits largely due to salary increases mid-2008. Operating expenses per compensated man-day also increased as a result of rent and start-up expenses incurred at the North Georgia Detention Center during the second half of 2009 in anticipation of receiving detainees from ICE during the fourth quarter of 2009, pursuant to a new management contract as further described hereafter. Additionally, we experienced an increase in legal expenses at managed-only facilities during 2009 compared with 2008. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies. These increases were partially offset by reductions in other operating expenses such as utility expense resulting from a reduction in energy rates across our portfolio of managed-only facilities in the current year compared with the same period in 2008.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
During the years ended December 31, 2009 and 2008, managed-only facilities generated 9.0% and 10.4%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Intergovernmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. Although this facility contributed to the reduction in operating margins during 2009 compared with the same period in 2008, the commencement of operations is expected to have a favorable impact on our operating margins in the managed-only segment once full occupancy is reached.
General and administrative expense
For the years ended December 31, 2009 and 2008, general and administrative expenses totaled $86.5 million and $80.3 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased from 2008 primarily as a result of a $4.2 million consulting fee associated with a company-wide initiative to improve operational efficiency. General and administrative expenses during 2009 also included a $1.5 million accrual for the contractual severance benefit for our former Chief Executive Officer who announced his decision to step down in August 2009.

Depreciation and amortization
For the years ended December 31, 2009 and 2008, depreciation and amortization expense totaled $100.8 million and $90.6 million, respectively. The increase in depreciation and amortization from 2008 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects, most notably our La Palma Correctional Center and our Adams County Correctional Center, and the additional depreciation on our expansion projects and other capital expenditures.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2009 and 2008. Gross interest expense, net of capitalized interest, was $75.5 million and $62.8 million, respectively, for the years ended December 31, 2009 and 2008. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with prior periods. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future.
Gross interest income was $2.7 million and $3.4 million, respectively, for the years ended December 31, 2009 and 2008. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents, and decreased due to lower interest rates on cash and investment balances, which were used to fund our stock repurchase program as well as our expansion and development projects.
Capitalized interest was $1.6 million and $13.5 million during 2009 and 2008, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing transactions
As further described hereafter, in June 2009, we used the net proceeds from the sale and issuance of our new $465.0 million 7.75% senior notes to purchase, redeem, or otherwise acquire our $450.0 million 7.5% senior notes. A substantial portion of the notes were repaid in connection with a tender offer for such notes announced in May 2009. In connection with the refinancing, we incurred a charge of $3.8 million, consisting of the tender premium paid to the note holders who validly tendered their notes, fees, along with expenses associated with the tender offer, and write-off of loan coast and debt premium associated with the 7.5% senior notes.
Income tax expense
During the years ended December 31, 2009 and 2008, our financial statements reflected an income tax provision of $81.7 million and $90.9 million, respectively, and our effective tax rate was approximately 34.4% and 37.7% during the years ended December 31, 2009 and 2008, respectively.

Income tax expense during the year ended December 31, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions that were effectively settled upon the completion of an audit by the Internal Revenue Service during the third quarter of 2009. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility, excluding property and equipment, as discontinued operations upon termination of the management contract during the third quarter of 2008. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the building and equipment and completed the purchase of the land during the fourth quarter of 2008 from Shelby County, Tennessee for $150,000. The Shelby Training Center operated at break-even during the year ended December 31, 2008.
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) and $1.0 million, net of taxes, during the years ended December 31, 2009 and 2008, respectively.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the year ended December 31, 2009. These two facilities operated at a profit of $0.6 million, net of taxes, for the year ended December 31, 2008.
During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. Accordingly, upon termination of the lease in the first quarter of 2009, we reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as the Company retained ownership of the land, building, and equipment. The lease with Hamilton County generated a profit of $1.4 million, net of taxes, for the year ended December 31, 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
During the year ended December 31, 2008, we generated net income of $150.9 million, or $1.20 per diluted share, compared with net income of $133.4 million, or $1.06 per diluted share, for the previous year. Contributing to the increase in net income for 2008 compared to the previous year was an increase in operating income of $36.8 million, from $263.8 million during 2007 to $300.6 million during 2008 as a result of an increase in occupancy levels and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
Facility Operations
Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2008 and 2007:

	For the Years Ended
	December 31,
	2008	2007
Revenue per compensated man-day	$57.39	$54.94
Operating expenses per compensated man-day:
Fixed expense	29.76	28.61
Variable expense	10.08	10.06

Total	39.84	38.67

Operating margin per compensated man-day	$17.55	$16.27

Operating margin	30.6%	29.6%

Average compensated occupancy	95.5%	98.2%

Average available beds	78,512	72,326

Average compensated population	74,970	71,034

Our operating margins for the year ended December 31, 2008 increased to 30.6% compared with 29.6% for the prior year. The increase in operating margins is largely the result of the increase in the average compensated population during the year ended December 31, 2008 as compared to the prior year. Also contributing to the increased operating margin during 2008, our revenue per compensated man-day increased 4.5% from $54.94 during 2007 to $57.39 during 2008. This increase in revenue per compensated man-day resulted from new contracts at higher average per diems than on existing contracts and from per diem increases we received on existing contracts.
Average compensated population increased 3,936 from 71,034 during the year ended December 31, 2007 to 74,970 during the year ended December 31, 2008. The increase in average compensated population resulted primarily from the placement of 6,886 expansion beds into service since January 2007, and the opening and subsequent ramp-up in populations at our 1,896-bed Saguaro Correctional Facility in June 2007. Further, we also commenced operation at our La Palma Correctional Center by placing 2,040 beds into service during the third and fourth quarters of 2008 and substantially filled those beds with inmates from the state of California.
Our total facility management revenue increased by $150.2 million, or 10.5%, during 2008 compared with 2007 resulting primarily from an increase in revenue of approximately $78.9 million generated by an increase in the average daily compensated population during 2008. The remaining increase in facility management revenue was primarily driven by the rate increase of 4.5% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.

State revenues increased $111.9 million, or 15.8%, from $708.3 million for the year ended December 31, 2007 to $820.1 million for the year ended December 31, 2008. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We were also successful in achieving certain per diem increases caused by a strong demand for prison beds.
Business from our federal customers, including the BOP, the USMS, and ICE, continues to be a significant component of our business, increasing $35.3 million, or 5.9% from $593.6 million in 2007 to $628.9 million in 2008. Our federal customers generated 40% and 41% of our total revenue for the years ended December 31, 2008 and 2007, respectively. Similar to business from our state customers, we were successful in achieving per diem increases under several of our federal management contracts as a result of a strong demand for prison beds.
Operating expenses totaled $1,112.7 million and $1,025.0 million for the years ended December 31, 2008 and 2007, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the year ended December 31, 2008 increased 4.0% from $28.61 in 2007 to $29.76 in 2008 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses. During 2008, salaries and benefits expense at our correctional and detention facilities increased $65.0 million from 2007, most notably as a result of an increase in staffing levels at the aforementioned facilities such as our Saguaro facility that opened in June 2007, our La Palma facility that opened in July 2008, and at our North Fork and Tallahatchie facilities where expansion beds were placed into service.
The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2008	2007
Owned and Managed Facilities:
Revenue per compensated man-day	$65.85	$63.01
Operating expenses per compensated man-day:
Fixed expense	31.96	30.67
Variable expense	10.79	10.79

Total	42.75	41.46

Operating margin per compensated man-day	$23.10	$21.55

Operating margin	35.1%	34.2%

Average compensated occupancy	94.5%	98.3%

Average available beds	53,990	48,292

Average compensated population	51,005	47,450

Managed Only Facilities:
Revenue per compensated man-day	$39.36	$38.70
Operating expenses per compensated man-day:
Fixed expense	25.07	24.47
Variable expense	8.58	8.59

Total	33.65	33.06

Operating margin per compensated man-day	$5.71	$5.64

Operating margin	14.5%	14.6%

Average compensated occupancy	97.7%	98.1%

Average available beds	24,522	24,034

Average compensated population	23,965	23,584

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
On October 5, 2007, we announced that we had entered into a new agreement with the State of California Department of Corrections and Rehabilitation, or CDCR, for the housing of up to 7,772 inmates from the state of California. In January 2008 and in November 2009, this agreement was further amended to allow for an additional 360 and 2,336 CDCR inmates, respectively. As a result, we now have a contract that provides the CDCR with the ability to house up to 10,468 inmates in five of the facilities we own. The new agreement, which is subject to appropriations by the California legislature, expires June 30, 2011. As of December 31, 2008, we held approximately 6,200 inmates from the state of California.
In October 2007, we announced that we would begin construction of our new 3,060-bed La Palma Correctional Center, which is currently being fully utilized by the CDCR. We completed construction of the new La Palma Correctional Center during the first quarter of 2009 at an estimated total cost of $200.0 million. However, we opened a portion of the new facility and began receiving inmates from the state of California during the third quarter of 2008.
As a result of weakness in inmate populations from the District of Columbia, the 1,500-bed D.C. Correctional Treatment Facility experienced a decline in occupancy from 72% during 2007 to 62% during 2008, negatively impacting margins on our owned and managed business. The 1,600-bed Prairie Correctional Facility also experienced a reduction in inmate populations resulting from the state of Minnesota opening a new state facility which resulted in the transfer of approximately 300 Minnesota inmates back to the state facility since August 2008. These inmate transfers resulted in a decline in revenue and operating margin at the Prairie facility.
Managed-Only Facilities
Our operating margins decreased slightly at managed-only facilities during the year ended December 31, 2008 to 14.5% from 14.6% during the year ended December 31, 2007. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased 1.7% during the year ended December 31, 2008 compared with the prior year.
Operating expenses per compensated man-day increased 1.8% to $33.65 during the year ended December 31, 2008 from $33.06 during the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits largely due to annual salary increases. Additionally, we experienced an increase in legal expenses at managed-only facilities during 2008 compared with 2007. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.

Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
During the years ended December 31, 2008 and 2007, managed-only facilities generated 10.4% and 11.5%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
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
Depreciation and amortization
For the years ended December 31, 2008 and 2007, depreciation and amortization expense totaled $90.6 million and $78.4 million, respectively. The increase in depreciation and amortization from 2007 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects, most notably our Saguaro Correctional Facility placed into service in June 2007 and our La Palma Correctional Center where we activated 1,020 beds in July 2008 and another 1,020 beds in October 2008.
Goodwill impairment
During the fourth quarter of 2007, in connection with our annual budgeting process and annual goodwill impairment analysis, we recognized a goodwill impairment charge of $1.6 million related to the management of two of our managed-only facilities. This impairment charge resulted from poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method. During 2008, we exercised our option to terminate one of the management contracts upon expiration of the contract in the fourth quarter of 2008, and thus the goodwill impairment charge was reported as discontinued operations as discussed further hereafter.
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
Income tax expense
During the years ended December 31, 2008 and 2007, our financial statements reflected an income tax provision of $90.9 million and $79.4 million, respectively, and our effective tax rate was approximately 37.7% during both the years. Our annual effective tax rate in 2008 was consistent with the effective tax rate in 2007, as increases in our projected taxable income in states with higher statutory tax rates and the full year impact of an adverse change in Texas tax law were substantially offset by an increase in state tax credits resulting from certain tax planning strategies. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a profit of $0.6 million and $0.5 million, net of taxes, for the years ended December 31, 2008 and 2007, respectively.
During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. Accordingly, upon termination of the lease in the first quarter of 2009, we reclassified the results of operations, net of taxes, of this facility as discontinued operations for all periods presented. The property and equipment of this facility will continue to be reported as continuing operations, as we retained ownership of the land, building, and equipment. The lease with Hamilton County generated a profit of $1.4 million and $1.3 million, net of taxes, for the years ended December 31, 2008 and 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
In May 2008, we announced that we were awarded a contract by the OFDT to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. In order to expedite completion of the development, we purchased the land and began to incur design and other pre-construction costs associated with this development. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of December 31, 2009, the remaining costs to complete construction totaled approximately $33.7 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As of December 31, 2009, we housed approximately 3,400 inmates from the state of Georgia. As a result of the award, we will expand our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are estimated to cost approximately $65.0 million and are currently anticipated to be completed during the third quarter of 2010, at which point we expect to begin receiving the incremental inmates. As of December 31, 2009, the remaining costs to complete construction totaled approximately $40.2 million. The amended contracts expire June 30, 2010 and include twenty-four one-year remaining renewal options. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.
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

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which previously had separate terms ranging from June 2006 to December 2015. During January 2010, we entered into an amendment to the ground lease with the County of San Diego whereby the terms of the different properties are now scheduled to expire at the same date on December 31, 2015.
Ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. Under the terms of the original ground lease, the County had the right to purchase the Initial portion of the facility, but no sooner than December 31, 2011, at a price generally equal to the cost of the premises, less an allowance for the amortization over a 20-year period. The lease for the Expansion portion of the facility containing approximately 200 beds was scheduled to expire December 31, 2011. Pursuant to the amendment to the ground lease signed in January 2010, the County’s right to purchase the Initial portion of the facility was removed and the lease term for the 200-bed Expansion portion of the facility was extended through December 31, 2015. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed.
Upon expiration of the lease for the Initial and Expansion Premises, we will likely be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the construction of a new facility at a site we are currently developing. However, we can provide no assurance that we will be able to retain these inmate populations.
During the year ended December 31, 2009, we capitalized $48.9 million of facility maintenance and technology related expenditures, compared with $35.3 million during the year ended December 31, 2008. We currently expect to incur approximately $52.5 million to $57.5 million in facility maintenance and information technology capital expenditures during 2010, and approximately $91.0 million to $111.0 million on prison development and expansions. We also currently expect to pay approximately $68.0 million to $74.0 million in federal and state income taxes during 2010, compared with $63.5 million during 2009 and $54.9 million in 2008. Income taxes paid in 2008 reflect the favorable tax depreciation provisions on qualified assets under the Economic Stimulus Act of 2008, as well as on our Adams County Correctional Center, which is in a location that qualifies for accelerated depreciation under the Gulf Opportunity Zone Act of 2005. Income taxes paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Through the expiration of this stock repurchase plan on December 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million, or an average price of $11.72 per share. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase under the $150.0 million stock repurchase plan was in March 2009. In February 2010, our Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with Securities and Exchange Commission requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds.

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
Replacing the 7.5% senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012. Although the current downturn in the economy has increased the level of uncertainty in the demand for prison beds in the short-term, we believe the long-term implications are very positive as states defer or cancel plans for adding new prison bed capacity. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital. These opportunities also include stock repurchases.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of December 31, 2009, our liquidity was provided by cash on hand of $45.9 million, and $236.2 million available under our $450.0 million revolving credit facility. During the year ended December 31, 2009 and 2008, we generated $314.7 million and $273.6 million, respectively, in cash through operating activities, and as of December 31, 2009, we had net working capital of $130.7 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and with the June 2009 issuance of $465.0 million 7.75% unsecured senior notes and subsequent tender and redemption of all of the $450.0 million 7.5% senior notes, we currently have no debt maturities until December

2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”), which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2009, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In July 2009, we began receiving warrants, also known as IOU’s, from the state of California for payment of services with a maturity date of October 2, 2009 and a fixed interest rate of 3.75%. During September 2009, the state of California redeemed the warrants we had previously received inclusive of accrued interest. As of December 31, 2009, we had no outstanding warrants. However, if California were to resume issuing warrants or if several additional major customers substantially delayed their cash payments to us, our liquidity could be materially affected.
As of December 31, 2009, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $171.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.6%, while our total weighted average maturity was 4.9 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2009 was $314.7 million compared with $273.6 million in 2008 and $250.9 million in 2007. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and adjustments for expenses associated with debt refinancing and recapitalization transactions and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during each year was primarily the result of an increase in higher operating income and favorable fluctuations in working capital balances during 2009, partially offset by an increase in income tax payments as a result of the aforementioned favorable depreciation provisions in 2008.

Investing Activities
Our cash flow used in investing activities was $143.9 million for the year ended December 31, 2009, and was primarily attributable to capital expenditures during the year of $143.0 million, including $94.3 million for the expansion and development activities previously discussed herein, and $48.6 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $514.4 million for the year ended December 31, 2008, and was primarily attributable to capital expenditures during the year of $515.6 million, including $480.5 million for expansion and development activities and $35.1 million for facility maintenance and information technology capital expenditures. During the year ended December 31, 2007, our cash flow used in investing activities was $253.7 million, primarily resulting from capital expenditures of $343.1 million, including $296.4 million for expansion and development activities and $46.7 million for facility maintenance and information technology capital expenditures. Cash flow used in investing activities during 2007 was partially offset by the proceeds from the sale of investments of $86.7 million.
Financing Activities
Our cash flow used in financing activities was $159.0 million for the year ended December 31, 2009 and was primarily attributable to paying $125.7 million to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $15.3 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These cash outflows were partially offset by cash flows associated with the exercising of stock options, including the related income tax benefit of equity compensation. Our cash flow used in financing activities also included $45.4 million in net repayments on our revolving credit facility.
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
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2009 (in thousands):

	Payments Due By Year Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$171,799	$375,000	$150,000	$465,000	$1,161,799
Interest on senior notes	69,600	69,600	69,600	57,881	41,100	90,094	397,875
Contractual facility expansions	75,309	—	—	—	—	—	75,309
Operating leases	5,576	4,960	3,945	3,965	3,986	31,934	54,366

Total Contractual Cash Obligations	$150,485	$74,560	$245,344	$436,846	$195,086	$587,028	$1,689,349

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, as we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.4 million of letters of credit outstanding at December 31, 2009 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2009, 2008, or 2007. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2009 and 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by $2.4 million and $1.2 million, respectively. We had no amounts outstanding under the revolving credit facility during the year ended December 31, 2007.
As of December 31, 2009, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America
We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 24, 2010

ITEM 9B. OTHER INFORMATION.
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 — Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance — Board of Directors Meetings and Committees,” “Corporate Governance — Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 annual meeting of stockholders.
Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.correctionscorp.com.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management — Ownership of Common Stock” in our definitive proxy statement for the 2010 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities	Weighted – Average	Compensation Plan
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a))
Equity compensation plans approved by stockholders	3,908,765	$15.00	3,134,532	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	3,908,765	$15.00	3,134,532

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2000 Stock Incentive Plan, as amended, our 2008 Stock Incentive Plan, and the Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2010 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2010 annual meeting of stockholders.

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

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America and Subsidiaries
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee
February 24, 2010

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$45,908	$34,077
Accounts receivable, net of allowance of $1,563 and $2,689, respectively	241,185	261,101
Deferred tax assets	11,842	16,108
Prepaid expenses and other current assets	26,254	23,472
Current assets of discontinued operations	66	3,541

Total current assets	325,255	338,299

Property and equipment, net	2,520,503	2,478,670

Restricted cash	6,747	6,710
Investment in direct financing lease	12,185	13,414
Goodwill	13,672	13,672
Other assets	27,381	20,455
Non-current assets of discontinued operations	—	154

Total assets	$2,905,743	$2,871,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$193,429	$189,049
Income taxes payable	481	450
Current portion of long-term debt	—	290
Current liabilities of discontinued operations	673	2,034

Total current liabilities	194,583	191,823

Long-term debt, net of current portion	1,149,099	1,192,632
Deferred tax liabilities	88,260	68,349
Other liabilities	31,255	38,211

Total liabilities	1,463,197	1,491,015

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 115,962 and 124,673 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,160	1,247
Additional paid-in capital	1,483,497	1,576,177
Retained deficit	(42,111)	(197,065)

Total stockholders’ equity	1,442,546	1,380,359

Total liabilities and stockholders’ equity	$2,905,743	$2,871,374

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
REVENUE:
Management and other	$1,667,798	$1,581,593	$1,439,826
Rental	2,165	2,576	2,399

	1,669,963	1,584,169	1,442,225

EXPENSES:
Operating	1,168,672	1,112,679	1,025,040
General and administrative	86,537	80,308	74,399
Depreciation and amortization	100,799	90,555	78,396
Goodwill impairment	—	—	554

	1,356,008	1,283,542	1,178,389

OPERATING INCOME	313,955	300,627	263,836

OTHER (INCOME) EXPENSE:
Interest expense, net	72,780	59,404	53,776
Expenses associated with debt refinancing transactions	3,838	—	—
Other (income) expense	(151)	292	(308)

	76,467	59,696	53,468

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	237,488	240,931	210,368

Income tax expense	(81,745)	(90,933)	(79,367)

INCOME FROM CONTINUING OPERATIONS	155,743	149,998	131,001

Income (loss) from discontinued operations, net of taxes	(789)	943	2,372

NET INCOME	$154,954	$150,941	$133,373

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.34	$1.20	$1.07
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02

Net income	$1.33	$1.21	$1.09

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.33	$1.19	$1.04
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02

Net income	$1.32	$1.20	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,954	$150,941	$133,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,803	91,461	78,682
Goodwill impairment	—	—	1,574
Amortization of debt issuance costs and other non-cash interest	4,017	3,812	3,931
Expenses associated with debt refinancing transactions	3,838	—	—
Deferred income taxes	22,622	29,813	9,576
Other (income) expense	(158)	253	(303)
Other non-cash items	661	983	307
Income tax benefit of equity compensation	(6,896)	(9,044)	(21,225)
Non-cash equity compensation	9,828	9,679	7,500
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	20,767	(25,150)	(6,950)
Accounts payable, accrued expenses and other liabilities	(2,672)	12,307	25,649
Income taxes payable	6,927	8,530	18,766

Net cash provided by operating activities	314,691	273,585	250,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(94,313)	(480,511)	(296,453)
Expenditures for other capital improvements	(48,644)	(35,135)	(46,688)
Proceeds from sale of investments	—	—	86,716
Purchases of investments	—	—	(3,886)
Decrease in restricted cash	—	—	5,641
Proceeds from sale of assets	273	1,002	737
Increase in other assets	(2,285)	(684)	(610)
Payments received on direct financing lease and notes receivable	1,089	965	855

Net cash used in investing activities	(143,880)	(514,363)	(253,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	587,478	293,800	—
Principal repayments of debt	(631,334)	(76,555)	—
Payment of debt issuance and other refinancing and related costs	(11,485)	(89)	(1,997)
Proceeds from exercise of stock options and warrants	15,166	10,308	16,006
Purchase and retirement of common stock	(125,701)	(19,621)	(3,579)
Income tax benefit of equity compensation	6,896	9,044	21,225

Net cash (used in) provided by financing activities	(158,980)	216,887	31,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,831	(23,891)	28,847
CASH AND CASH EQUIVALENTS, beginning of year	34,077	57,968	29,121

CASH AND CASH EQUIVALENTS, end of year	$45,908	$34,077	$57,968

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	For the Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,582, $13,526, and $7,613 in 2009, 2008, and 2007, respectively)	$74,466	$58,531	$60,595

Income taxes	$63,534	$54,914	$51,255

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands)

	Common Stock		Additional	Retained	Total
			Paid-In	Earnings	Stockholders’
	Shares	Par Value	Capital	(Deficit)	Equity
BALANCE, December 31, 2006	122,084	$1,221	$1,527,608	$(479,148)	$1,049,681

Comprehensive income:
Net income	—	—	—	133,373	133,373

Total comprehensive income	—	—	—	133,373	133,373

Issuance of common stock	1	—	25	—	25
Retirement of common stock	(130)	(1)	(3,578)	—	(3,579)
Amortization of deferred compensation, net of forfeitures	(134)	(1)	5,101	—	5,100
Stock option compensation expense	—	—	2,375	—	2,375
Income tax benefit of equity compensation	—	—	21,225	—	21,225
Warrants exercised	75	1	832	—	833
Restricted stock grant	312	3	(3)	—	—
Stock options exercised	2,264	22	15,151	—	15,173
Cumulative effect of accounting change	—	—	—	(2,231)	(2,231)

BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands)

	Common Stock			Retained	Total
			Additional	Earnings	Stockholders’
	Shares	Par value	Paid-In Capital	(Deficit)	Equity
BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:
Net income	—	—	—	150,941	150,941

Total comprehensive income	—	—	—	150,941	150,941

Issuance of common stock	1	—	25	—	25
Retirement of common stock	(1,263)	(13)	(21,575)	—	(21,588)
Amortization of deferred compensation, net of forfeitures	(41)	—	5,865	—	5,865
Stock option compensation expense	—	—	3,789	—	3,789
Income tax benefit of equity compensation	—	—	9,044	—	9,044
Warrants exercised	150	2	1,665	—	1,667
Restricted stock grant	279	2	(2)	—	—
Stock options exercised	1,075	11	8,630	—	8,641

BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands)
(Continued)

	Common Stock		Additional	Retained	Total
			Paid-	Earnings	Stockholders’
	Shares	Par value	In Capital	(Deficit)	Equity
BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:
Net income	—	—	—	154,954	154,954

Total comprehensive income	—	—	—	154,954	154,954

Issuance of common stock	3	—	50	—	50
Retirement of common stock	(10,314)	(103)	(123,631)	—	(123,734)
Amortization of deferred compensation, net of forfeitures	(30)	—	5,719	—	5,719
Stock option compensation expense	—	—	4,059	—	4,059
Income tax benefit of equity compensation	—	—	5,973	—	5,973
Restricted stock grant	135	1	(1)	—	—
Stock options exercised	1,495	15	15,151	—	15,166

BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
1. ORGANIZATION AND OPERATIONS
Corrections Corporation of America (together with its subsidiaries, the “Company”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2009, the Company owned 46 correctional and detention facilities, two of which the Company leased to other operators. At December 31, 2009, the Company operated 65 facilities, including 44 facilities that it owned, located in 19 states and the District of Columbia. The Company is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is currently expected to be completed during the third quarter of 2010.
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
Restricted Cash
Restricted cash at both December 31, 2009 and 2008 was $6.7 million for a capital improvements, replacements, and repairs reserve.
Accounts Receivable and Allowance for Doubtful Accounts
At December 31, 2009 and 2008, accounts receivable of $241.2 million and $261.1 million were net of allowances for doubtful accounts totaling $1.6 million and $2.7 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.
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
Property and Equipment
Property and equipment are carried at cost. Assets acquired by the Company in conjunction with acquisitions are recorded at estimated fair market value. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. Preacquisition costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project. Preacquisition costs are written-off to general and administrative expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

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
Debt Issuance Costs
Generally, debt issuance costs, which are included in other assets in the consolidated balance sheets, are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method. However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments.”
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
Income Taxes
Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”. ASC 740 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
Deferred income taxes reflect the available net operating losses and tax credit carryforwards and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
Income tax contingencies are accounted for under the provisions of ASC 740, “Income Taxes”. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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
Fair Value of Financial Instruments
To meet the reporting requirements of ASC 825, “Financial Instruments”, the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2009 and 2008, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than as follows (in thousands):

	December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$13,414	$16,329	$14,503	$17,999
Note receivable from APM	$5,025	$8,497	$4,567	$7,734
Debt	$(1,149,099)	$(1,187,768)	$(1,192,922)	$(1,163,744)
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
The Company derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2009, 2008, and 2007, federal correctional and detention authorities represented 39%, 40%, and 41%, respectively, of the Company’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and the U.S. Immigration and Customs Enforcement (“ICE”). The BOP accounted for 13% of total revenue for each of the years 2009, 2008, and 2007. The USMS accounted for 14%, 14%, and 15% of total revenue for 2009, 2008, and 2007, respectively. The ICE accounted for 12%, 13%, and 13% of total revenue for 2009, 2008, and 2007, respectively. These federal customers have management contracts at facilities the Company owns and at facilities the Company manages but does not own. Additionally, the Company’s management contracts with state correctional authorities represented 52%, 52%, and 49% of total revenue during the years ended December 31, 2009, 2008, and 2007, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 11%, 6%, and 1% of total revenue for the years ended December 31, 2009, 2008, and 2007, respectively. No other customer generated more than 10% of total revenue during 2009, 2008, or 2007. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on our financial condition and results of operations.
Comprehensive Income
ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity except those arising from transactions with stockholders.
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
Other Stock-Based Compensation
At December 31, 2009, the Company had equity incentive plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation-Stock Compensation”. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods, estimated at the date of acceleration to be $3.8 million in 2006, $2.0 million in 2007, and $0.5 million in 2008. In order to prevent unintended benefits to the holders of these stock options, the Company imposed resale restrictions to prevent the sale of any shares acquired from the exercise of an accelerated option prior to the original vesting date of the option. The resale restrictions automatically expire upon the individual’s termination of employment. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. As a result of the acceleration, the Company recognized a non-cash, pre-tax charge of $1.0 million in the fourth quarter of 2005 for the estimated value of the stock options that would have otherwise been forfeited.
3. GOODWILL AND INTANGIBLES
Goodwill was $13.7 million as of December 31, 2009 and 2008, and was associated with fourteen facilities the Company manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Under ASC 350, goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. The Company performs its impairment tests during the fourth quarter, in connection with the Company’s annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
During the fourth quarter of 2007, in connection with the Company’s annual budgeting process and annual goodwill impairment analysis, the Company recognized a goodwill impairment charge of $1.6 million related to the management of two of the Company’s managed-only facilities. This impairment charge resulted from recent poor operating performance combined with an unfavorable forecast of future cash flows under the current management contracts at these facilities. The impairment charge was computed using a discounted cash flow method. During 2008, the Company exercised its option to terminate one of the management contracts upon expiration of the contract in the fourth quarter of 2008. Since the operations of this facility were reclassified and reported as discontinued operations, the goodwill impairment charge associated with this facility of $1.0 million is included in income from discontinued operations in 2007. See Note 13.
The components of the Company’s other identifiable intangible assets and liabilities are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(862)	$873	$(860)
Contract values	(35,688)	32,571	(35,688)	29,896

Total	$(34,815)	$31,709	$(34,815)	$29,036

Contract acquisition costs are included in other non-current assets and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during the years ended December 31, 2009, 2008, and 2007 was $3.0 million, $4.7 million and $4.3 million, respectively. Interest expense associated with the amortization of contract values for the years ended December 31, 2009, 2008, and 2007 was $0.4 million, $0.7 million, and $1.1 million, respectively. Estimated amortization income, net of amortization expense, for the five succeeding fiscal years is as follows (in thousands):

2010	$2,338
2011	134
2012	134
2013	134
2014	134
4. PROPERTY AND EQUIPMENT
At December 31, 2009, the Company owned 48 real estate properties, including 46 correctional and detention facilities, two of which the Company leased to other operators, and two corporate office buildings. At December 31, 2009, the Company also managed 21 correctional and detention facilities owned by government agencies.
Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2009	2008
Land and improvements	$75,374	$71,346
Buildings and improvements	2,732,185	2,666,103
Equipment and software	256,329	226,645
Office furniture and fixtures	28,846	27,913
Construction in progress	125,556	85,206

	3,218,290	3,077,213
Less: Accumulated depreciation	(697,787)	(598,543)

	$2,520,503	$2,478,670

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $1.6 million, $13.5 million, and $7.6 million in 2009, 2008, and 2007, respectively.
Depreciation expense was $103.8 million, $95.2 million, and $82.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Ten of the facilities owned by the Company are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities, which are also subject to purchase options, are constructed on land that the Company leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. The Company depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.
The Company leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between the Company and the County of San Diego in January 2010. The Company also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. During January 2009, the Company commenced a new lease for land and building at the North Georgia Detention Center under an operating lease that expires in 2029. The rental expense incurred for these leases was $5.6 million, $3.5 million, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum lease payments as of December 31, 2009 under these operating leases are as follows:

2010	$5,576
2011	4,960
2012	3,945
2013	3,965
2014	3,986
In December 2009, the Company entered into an Economic Development Agreement with the Wheeler County Development Authority (“Wheeler County”) in Wheeler County, Georgia to implement a tax abatement plan related to our bed expansion project at our Wheeler Correctional Facility. The tax abatement plan provides for 50% abatement of real property taxes for six years. Under the plan, legal title of the Company’s real property was transferred to Wheeler County. In December 2009, Wheeler County issued bonds in a maximum principal amount of $30.0 million. The bonds were issued to the Company, so no cash exchanged hands. Wheeler County then leased the real property back to the Company. The lease payments are equal to the amount of the payments on the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transaction, the Company has not recorded the bond or the capital lease associated with sale lease-back transaction. The original cost of the Company’s property and equipment is being recorded on the balance sheet and will be depreciated once placed into service upon completion of construction.
In December 2009, the Company also entered into an Economic Development Agreement with the Douglas-Coffee County Industrial Authority (“Coffee County”) in Coffee County, Georgia to implement a tax abatement plan related to our bed expansion project at our Coffee Correctional Facility. The tax abatement plan provides for 100% abatement of real property taxes for five years. Under the plan, legal title of the Company’s real property was transferred to Coffee County. In December 2009, Coffee County issued bonds in a maximum principal amount of $33.0 million. The bonds were issued to the Company, so no cash exchanged hands. Coffee County then leased the real property back to the Company. The lease payments are equal to the amount of the payments on the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transaction, the Company has not recorded the bond or the capital lease associated with sale lease-back transaction. The original cost of the Company’s property and equipment is being recorded on the balance sheet and will be depreciated once placed into service upon completion of construction.
5. FACILITY ACTIVATIONS, DEVELOPMENTS, AND CLOSURES
In July 2007, the Company announced the commencement of construction of a new correctional facility in Adams County, Mississippi. During the second quarter of 2008, the Company announced that it would increase the size of the Adams County Correctional Center. Construction of the Adams County Correctional Center was completed during the fourth quarter of 2008 at a cost of approximately $126.0 million. In April 2009, the Company announced that it had been awarded a contract with the BOP to house up to 2,567 federal inmates at the Adams County Correctional Center. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation (“CAR 8”), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to the Company’s other contracts with the BOP, including a 50% guarantee of occupancy during the activation period and a 90% guarantee thereafter. The Company began receiving inmates during the third quarter of 2009.
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

In May 2008, the Company was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the third quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options.
In March 2009, the Company announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, the Company will house up to 500 ICE detainees at the facility. The Company leases the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides the Company the ability to cancel the lease if it does not have a management contract. The Company placed the beds into service during the third quarter of 2009 and began receiving detainees during October 2009.
In March 2009, the Company announced that it was awarded a contract with the state of Arizona to manage up to 752 Arizona inmates at its 752-bed Huerfano County Correctional Center in Colorado. The contract includes an initial term ending March 9, 2010, with four one-year renewal options by mutual agreement. Additionally, the contract includes a guaranteed 90% occupancy level effective upon initially reaching 90% occupancy. During the second quarter of 2009, the Company completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to the Company’s three other facilities located in Colorado and also completed the receipt of transferring Arizona inmates into the facility. During January 2010, the Arizona Department of Corrections notified the Company that it elected not to renew the contract at the Huerfano facility upon expiration of the contract. As a result, the Company currently expects to idle the facility at the end of the first quarter of 2010.
During December 2009, the Company announced its decision to cease operations at its 1,600-bed Prairie Correctional Facility in Minnesota on or about February 1, 2010 due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states have been reducing the populations held at Prairie. During January 2010, the final transfer of offenders from the Prairie facility to the state of Minnesota were completed. The state of Washington has removed all of its offenders from the Prairie facility, but maintains a modest inmate population in two other facilities in Arizona owned by the Company.
During January 2010, the Company announced that pursuant to the BOP Criminal Alien Requirement 10 Solicitation (“CAR 10”) its 2,304-bed California City Correctional Center in California was not selected for the continued management of the federal offenders currently located at this facility. The current contract with the BOP at the California City facility expires on September 30, 2010. The Company is working with the BOP to establish a transition plan for these inmates.
The Company is currently pursuing new management contracts to take advantage of the beds that have or will become available at the Huerfano, Prairie, and California City facilities but can provide no assurance that it will be successful in doing so.

6. INVESTMENT IN AFFILIATE
The Company has determined that its joint venture in APM is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which the Company is not the primary beneficiary. The Company has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of the Company, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, the Company extended a working capital loan to APM, which totaled $5.0 million as of December 31, 2009. The outstanding working capital loan represents the Company’s maximum exposure to loss in connection with APM.
For the years ended December 31, 2009, 2008, and 2007, equity in earnings of joint venture was $27,000, $0.2 million, $0.2 million, respectively, which is included in other (income) expense in the consolidated statements of operations. Because the Company’s investment in APM has no carrying value, equity in the net deficit of APM is applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.
7. INVESTMENT IN DIRECT FINANCING LEASE
At December 31, 2009, the Company’s investment in a direct financing lease represents net receivables under a building and equipment lease between the Company and the District of Columbia for the D.C. Correctional Treatment Facility.
A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2010	$2,793
2011	2,793
2012	2,793
2013	2,793
2014	2,793
Thereafter	6,280

Total minimum obligation	20,245
Less unearned interest income	(6,831)
Less current portion of direct financing lease	(1,229)

Investment in direct financing lease	$12,185

During the years ended December 31, 2009, 2008, and 2007, the Company recorded interest income of $1.7 million, $1.8 million, and $1.9 million, respectively, under this direct financing lease.

8. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Debt issuance costs, less accumulated amortization of $8,024 and $14,255, respectively	$16,173	$11,681
Notes receivable, net	4,263	4,052
Cash surrender value of life insurance	5,422	3,753
Deposits	1,512	956
Contract acquisition costs, less accumulated amortization of $862 and $860, respectively	11	13

	$27,381	$20,455

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Trade accounts payable	$50,049	$52,911
Accrued salaries and wages	41,680	37,063
Accrued workers’ compensation and auto liability	8,660	9,180
Accrued litigation	11,405	15,332
Accrued employee medical insurance	10,265	10,180
Accrued property taxes	22,809	17,760
Accrued interest	14,226	17,207
Other	34,335	29,416

	$193,429	$189,049

The total liability for workers’ compensation and auto liability was $23.8 million and $24.1 million as of December 31, 2009 and 2008, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% annual rate of return in 2009 and a 5.0% annual rate of return in 2008. These liabilities amounted to $26.5 million and $29.3 million on an undiscounted basis as of December 31, 2009 and 2008, respectively.
10. DIVIDENDS TO STOCKHOLDERS
Common Stock
No dividends for common stock were declared for the years ended December 31, 2009, 2008, and 2007. The indentures governing the Company’s senior unsecured notes limit the amount of dividends the Company can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, the Company’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on the Company’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of the Company considers relevant.

11. DEBT
Debt consists of the following (in thousands):

	December 31,
	2009	2008
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2009 was 1.0%.	$171,799	$217,245
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were tendered and redeemed as further described hereafter.	—	250,000
7.5% Senior Notes, principal due at maturity in May 2011; interest payable semi-annually in May and November at 7.5%. These notes were issued with a $2.3 million premium, of which $0.7 million was unamortized at December 31, 2008. These notes were tendered and redeemed as further described hereafter.	—	200,677
6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000
6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000
7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $12.7 million was unamortized at December 31, 2009.	452,300	—

	1,149,099	1,192,922
Less: Current portion of long-term debt	—	(290)

	$1,149,099	$1,192,632

Revolving Credit Facility. During December 2007, the Company entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is utilized to fund expansion and development projects, the stock repurchase program as further described in Note 14, as well as for working capital, capital expenditures, and general corporate purposes.
The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At the Company’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on the Company’s leverage ratio. Based on the Company’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of December 31, 2009, the Company had $171.8 million in borrowings under the Revolving Credit Facility as well as $30.4 million in letters of credit outstanding.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Company’s Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2009, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is the Company’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent that their funding is reduced, it will not be replaced. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings the Company has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
The Revolving Credit Facility has a $20.0 million sublimit for swing line loans that enables the Company to borrow from Banc of America Securities LLC without advance notice at the base rate. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. The Company has an option to increase the availability under the Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.
The Revolving Credit Facility is secured by a pledge of all of the capital stock of the Company’s domestic subsidiaries, 65% of the capital stock of the Company’s foreign subsidiaries, all of the Company’s accounts receivable, and all of the Company’s deposit accounts.
The Revolving Credit Facility requires the Company to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2009, the Company was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of the Company’s other indebtedness.
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
$150 Million 6.75% Senior Notes. Interest on the $150.0 million aggregate principal amount of the Company’s 6.75% unsecured senior notes issued in January 2006 (the “6.75% Senior Notes”) accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. The Company may redeem all or a portion of the notes at redemption prices set forth in the indenture governing the 6.75% Senior Notes.
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
Guarantees and Covenants. In connection with the registration with the SEC of the Company’s then outstanding 9.875% Senior Notes pursuant to the terms and conditions of a Registration Rights Agreement, after obtaining consent of the lenders under a previously outstanding senior bank credit facility, the Company transferred the real property and related assets of the Company (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, the Company (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $2.5 billion are no longer directly available to the parent corporation to satisfy the obligations under the 6.25% Senior Notes, the 6.75% Senior Notes, or the 7.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of the Company’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of the Company; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).
As of December 31, 2009, neither the Company nor any of its subsidiary guarantors had any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.
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
Other Debt Transactions
Letters of Credit. At December 31, 2009 and 2008, the Company had $30.4 million and $32.2 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure the Company’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2009 were provided by a sub-facility under the Revolving Credit Facility.
Debt Maturities
Scheduled principal payments as of December 31, 2009 for the next five years and thereafter are as follows (in thousands):

2010	$—
2011	—
2012	171,799
2013	375,000
2014	150,000
Thereafter	465,000

Total principal payments	1,161,799
Unamortized bond discount	(12,700)

Total debt	$1,149,099

Cross-Default Provisions
The provisions of the Company’s debt agreements relating to the Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Revolving

Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Revolving Credit Facility.
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
12. INCOME TAXES
Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current provision
Federal	$52,914	$55,258	$64,245
State	6,209	5,862	5,546

	59,123	61,120	69,791

Deferred provision
Federal	19,803	25,609	8,972
State	2,819	4,204	604

	22,622	29,813	9,576

Income tax provision	$81,745	$90,933	$79,367

The current income tax provisions for 2009, 2008, and 2007 are net of $0.5 million, $0.7 million, and $1.4 million, respectively, of tax benefits of operating loss carryforwards.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,654	$20,082

Net current deferred tax assets	14,654	20,082

Current deferred tax liabilities:
Other	(2,812)	(3,974)

Net total current deferred tax assets	$11,842	$16,108

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$17,763	$16,158
Tax over book basis of certain assets	21,339	21,480
Net operating loss and tax credit carryforwards	12,854	17,114
Other	2,797	4,978

Total noncurrent deferred tax assets	54,753	59,730
Less valuation allowance	(4,129)	(6,533)

Net noncurrent deferred tax assets	50,624	53,197

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(138,010)	(120,523)
Other	(874)	(1,023)

Total noncurrent deferred tax liabilities	(138,884)	(121,546)

Net total noncurrent deferred tax liabilities	$(88,260)	$(68,349)

Deferred income taxes reflect the available net operating losses and tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
The tax benefits associated with equity-based compensation reduced income taxes payable by $6.0 million, $9.0 million, and $21.2 million during 2009, 2008, and 2007, respectively. Such benefits were recorded as increases to stockholders’ equity.
A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.9	3.1	2.7
Permanent differences	0.5	0.6	0.9
Change in valuation allowance	(0.2)	(0.1)	(0.3)
Changes in tax contingencies	(2.4)	0.4	—
Other items, net	(1.4)	(1.3)	(0.6)

	34.4%	37.7%	37.7%

The Company has approximately $5.3 million in net operating losses applicable to various states that it expects to carryforward in future years to offset taxable income in such states. The Company has a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused, in addition to a $3.3 million valuation allowance related to state tax credits that are also expected to expire unused. These net operating losses and state tax credits expire at various dates through 2025. Although the Company’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, the Company’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. The Company would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.
The Company’s effective tax rate was 34.4%, 37.7%, and 37.7% during 2009, 2008, and 2007, respectively. The Company’s annual effective tax rate is lower in 2009 compared with 2008 and 2007 primarily as a result of an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions, as further described hereafter. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for tax contingencies, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance in ASC 740 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
Upon adoption of the new guidance on January 1, 2007, the Company recognized a $2.2 million increase in the liability for uncertain tax positions net of certain benefits associated with state net operating losses, which was recorded as an adjustment to the January 1, 2007 balance of retained earnings. The Company has a $0.2 million liability recorded for uncertain tax positions as of December 31, 2009, included in other non-current liabilities in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense and as of December 31, 2009 and 2008, the Company had approximately $34,000 and $0.9 million, respectively, for the payment of interest and penalties accrued in other liabilities. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Company’s U.S. federal and state income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2008, the Company was notified that the IRS would commence an audit of the Company’s federal income tax returns for the years ended December 31, 2007 and 2006. The Company received a closing agreement from the IRS for the audits of its federal income tax returns for such years. During the third quarter of 2009, the Company recognized $5.7 million in income tax benefits associated with uncertain tax positions effectively settled upon completion of the audit. These uncertain tax positions were primarily associated with tax positions pertaining to refinancing transaction costs that were included on federal tax returns in earlier years, but contributed to net operating losses utilized in 2006. All states in which the Company files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose tax years include December 31, 2003 through December 31, 2008: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Benefit January 1, 2008	$5,036
Decreases from Prior Period Tax Positions	(111)
Increases from Current Period Tax Positions	774
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2008	$5,699

Decreases from Prior Period Tax Positions	(45)
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	(5,466)
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2009	$188

13. DISCONTINUED OPERATIONS
Under the provisions of ASC 205-20, “Discontinued Operations”, the identification and classification of a facility as held for sale, or the termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.
The results of operations, net of taxes, and the assets and liabilities of five correctional facilities each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 for the years ended December 31, 2009, 2008, and 2007.
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
The following table summarizes the results of operations for these facilities for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
REVENUE:
Owned	$—	$3,269	$6,715
Managed-only	510	25,457	29,280
Rental	—	2,262	2,163

	510	30,988	38,158

EXPENSES:
Owned	—	3,354	5,840
Managed-only	1,782	25,288	27,125
Other	—	—	45
Depreciation and amortization	4	906	286
Goodwill impairment	—	—	1,020

	1,786	29,548	34,316

OPERATING INCOME (LOSS)	(1,276)	1,440	3,842

Other income (expense)	6	49	(5)

INCOME (LOSS) BEFORE INCOME TAXES	(1,270)	1,489	3,837
Income tax (expense) benefit	481	(546)	(1,465)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(789)	$943	$2,372

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2009	2008
ASSETS

Accounts receivable	$23	$3,235
Prepaid expenses and other current assets	43	306

Total current assets	66	3,541
Property and equipment, net	—	154

Total assets	$66	$3,695

LIABILITIES

Accounts payable and accrued expenses	$673	$2,034

Total current liabilities	$673	$2,034

14. STOCKHOLDERS’ EQUITY
Common Stock
Restricted shares. During 2009, the Company issued approximately 333,000 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense. During 2008, the Company issued approximately 279,000 shares of restricted common stock to certain of the Company’s employees, with an aggregate value of $7.5 million, including 218,000 restricted shares to employees whose compensation is charged to general and administrative expense and 61,000 shares to employees whose compensation is charged to operating expense.
The Company established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to the Company’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements the shares of restricted stock issued to other employees of the Company vest after three years of continuous service.
Nonvested restricted common stock transactions as of December 31, 2009 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted	Weighted
	common stock	average grant date
	and units	fair value
Nonvested at December 31, 2008	729	$22.64
Granted	333	$11.07
Cancelled	(30)	$23.92
Vested	(330)	$17.72

Nonvested at December 31, 2009	702	$19.41

During 2009, 2008, and 2007, the Company expensed $5.7 million ($1.1 million of which was recorded in operating expenses and $4.6 million of which was recorded in general and administrative expenses), $5.9 million ($1.1 million of which was recorded in operating expenses and $4.8 million of which was recorded in general and administrative expenses), and $5.1 million ($1.0 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and common stock units, respectively. As of December 31, 2009, the Company had $5.3 million of total unrecognized compensation cost related to restricted common stock and common stock units that is expected to be recognized over a remaining weighted-average period of 1.5 years.
Stock Repurchase Program. In November 2008 the Company’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of the Company’s common stock through December 31, 2009. During 2008 and 2009, the Company completed the purchase of 10.7 million shares at a total cost of $125.0 million at an average price of $11.72 per share. In February 2010, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with Securities and Exchange Commission requirements.
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
Stock Option Plans
The Company has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of the Company by the compensation committee of the Company’s board of directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from three to four years. Options granted to non-employee directors vest on the first anniversary of the grant date. The term of such options is ten years from the date of grant.

Stock option transactions relating to the Company’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	Options	of options	Term	Value
Outstanding at December 31, 2008	4,688	$14.22
Granted	826	11.93
Exercised	(1,497)	10.13
Cancelled	(108)	24.76

Outstanding at December 31, 2009	3,909	$15.00	6.2	$22,496

Exercisable at December 31, 2009	2,541	$13.79	4.9	$16,983

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s average stock price during 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $18.8 million, $19.1 million, and $49.1 million, respectively.
The weighted average fair value of options granted during 2009, 2008, and 2007 was $4.17, $7.68, and $8.70 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	36.4%	26.1%	25.4%
Risk-free interest rate	1.8%	3.0%	4.7%
Expected life of options	5 years	5 years	5 years
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
Nonvested stock option transactions relating to the Company’s non-qualified stock option plans as of December 31, 2009 and changes during the year ended December 31, 2009 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average grant
	options	date fair value
Nonvested at December 31, 2008	1,160	$7.30
Granted	826	$4.17
Cancelled	(50)	$7.58
Vested	(569)	$7.00

Nonvested at December 31, 2009	1,367	$5.53

As of December 31, 2009, the Company had $4.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 1.8 years.
At the Company’s 2007 annual meeting of stockholders held in May 2007, the Company’s stockholders approved the 2008 Stock Incentive Plan that authorized the issuance of new awards in respect of an aggregate of up to 6.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of the Company’s Non-Employee Directors’ Compensation Plan, authorizing the Company to issue up to 225,000 shares of common stock pursuant to the plan. These changes were made in order to provide the Company with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2009, the Company had 2.8 million shares available for issuance under the 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan. The Company also had 0.1 million shares available for issuance under its Amended and Restated 2000 Stock Incentive Plan.
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
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2009	2008	2007
NUMERATOR
Basic:
Income from continuing operations	$155,743	$149,998	$131,001
Income (loss) from discontinued operations, net of taxes	(789)	943	2,372

Net income	$154,954	$150,941	$133,373

Diluted:
Income from continuing operations	$155,743	$149,998	$131,001
Income (loss) from discontinued operations, net of taxes	(789)	943	2,372

Diluted net income	$154,954	$150,941	$133,373

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,088	124,464	122,553

Diluted:
Weighted average common shares outstanding	116,088	124,464	122,553
Effect of dilutive securities:
Stock options and warrants	976	1,536	2,480
Restricted stock-based compensation	226	250	348

Weighted average shares and assumed conversions	117,290	126,250	125,381

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.34	$1.20	$1.07
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02

Net income	$1.33	$1.21	$1.09

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.33	$1.19	$1.04
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	0.02

Net income	$1.32	$1.20	$1.06

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
In connection with the issuance of the revenue bonds, the Company is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $41.7 million at December 31, 2009 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, the Company is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, the Company does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2009, the outstanding principal balance of the bonds exceeded the purchase price option by $11.5 million.

Retirement Plan
All employees of the Company are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2009, 2008, and 2007, the Company provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by the Company on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.
During the years ended December 31, 2009, 2008, and 2007, the Company’s discretionary contributions to the Plan, net of forfeitures, were $8.5 million, $8.3 million, and $8.2 million, respectively.
Deferred Compensation Plans
During 2002, the compensation committee of the board of directors approved the Company’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing the Company’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2009, 2008, and 2007, the Company matched 100% of employee contributions up to 5% of total cash compensation. The Company also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon vest over a three-year period from the date of each contribution. Vesting provisions of the Plan were amended effective January 1, 2005 to conform to the vesting provisions of the Company’s 401(k) Plan for all matching contributions beginning in 2005. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of the Company), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.
During 2009, 2008, and 2007, the Company provided a fixed return of 6.5%, 7.5%, and 7.5% to participants in the Deferred Compensation Plans, respectively. The Company has purchased life insurance policies on the lives of certain employees of the Company, which are intended to fund distributions from the Deferred Compensation Plans. The Company is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, the Company established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2009, 2008, and 2007, the Company recorded $360,000, $385,000 and $365,000, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. As of December 31, 2009 and 2008, the Company’s liability related to the Deferred

Compensation Plans was $8.3 million and $7.0 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.
Employment and Severance Agreements
The Company currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
17. SEGMENT REPORTING
As of December 31, 2009, the Company owned and managed 44 correctional and detention facilities, and managed 21 correctional and detention facilities it does not own. Management views the Company’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by the Company. Managed-only facilities include the operating results of those facilities owned by a third party and managed by the Company. The Company measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. The Company defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization. Since each of the Company’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to the Company’s operating income is as follows for the three years ended December 31, 2009, 2008, and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
Owned and managed	$1,313,734	$1,229,339	$1,091,233
Managed-only	349,611	345,248	333,127

Total management revenue	1,663,345	1,574,587	1,424,360

Operating expenses:
Owned and managed	850,760	798,147	718,155
Managed-only	303,882	295,126	284,534

Total operating expenses	1,154,642	1,093,273	1,002,689

Facility contribution:
Owned and managed	462,974	431,192	373,078
Managed-only	45,729	50,122	48,593

Total facility contribution	508,703	481,314	421,671

Other revenue (expense):
Rental and other revenue	6,618	9,582	17,865
Other operating expense	(14,030)	(19,406)	(22,351)
General and administrative expense	(86,537)	(80,308)	(74,399)
Depreciation and amortization	(100,799)	(90,555)	(78,396)
Goodwill impairment	—	—	(554)

Operating income	$313,955	$300,627	$263,836

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Capital expenditures:
Owned and managed	$118,191	$465,235	$344,287
Managed-only	12,713	4,508	10,771
Corporate and other	15,332	12,239	17,838
Discontinued operations	—	231	266

Total capital expenditures	$146,236	$482,213	$373,162

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2009	2008
Assets:
Owned and managed	$2,605,023	$2,582,485
Managed-only	116,460	113,092
Corporate and other	184,194	172,102
Discontinued operations	66	3,695

Total assets	$2,905,743	$2,871,374

18. SUBSEQUENT EVENTS
In May 2009, the FASB issued ASC 855, “Subsequent Events”, effective for interim or annual periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although, there is new terminology, the standard is based on the same principles as those that currently existed in practice. The new ASC does require companies to disclose the date through which the entity has evaluated subsequent events. The Company has evaluated subsequent events through the date of filing this annual report on February 24, 2010.
During February 2010, the Company issued approximately 254,000 shares of restricted common stock and common stock units to certain of the Company’s employees, with an aggregate value of $5.2 million. Unless earlier vested under the terms of the restricted stock unit agreement, approximately 209,000 restricted stock units were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2010, 2011, and 2012. No more than one third of such restricted stock units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Any restricted stock units that become vested will be settled in shares of the Company’s common stock. Unless earlier vested under the terms of the restricted stock agreements, approximately 45,000 shares of restricted stock issued to certain other employees of the Company vest during 2013.

19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Revenue	$404,154	$412,693	$426,018	$427,098
Operating income	74,942	74,922	79,341	84,750
Loss from discontinued operations, net of taxes	(789)	—	—	—
Net income	34,597	32,614	45,252	42,491

Basic earnings per share:
Net income	$0.29	$0.28	$0.39	$0.37

Diluted earnings per share:
Net income	$0.29	$0.28	$0.39	$0.36

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenue	$379,411	$390,348	$403,757	$410,653
Operating income	69,650	74,035	74,397	82,545
Income from discontinued operations, net of taxes	522	259	129	33
Net income	34,998	37,527	37,891	40,525

Basic earnings per share:
Net income	$0.28	$0.30	$0.30	$0.32

Diluted earnings per share:
Net income	$0.28	$0.30	$0.30	$0.32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA
Date: February 24, 2010	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/s/ Todd J Mullenger Todd J Mullenger, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ John D. Ferguson John D. Ferguson, Chairman of the Board of Directors	February 24, 2010

/s/ William F. Andrews William F. Andrews, Director	February 24, 2010

/s/ Donna M. Alvarado Donna M. Alvarado, Director	February 24, 2010

/s/ John D. Correnti John D. Correnti, Director	February 24, 2010

/s/ Dennis W. DeConcini Dennis W. DeConcini, Director	February 24, 2010

/s/ John R. Horne John R. Horne, Director	February 24, 2010

/s/ C. Michael Jacobi C. Michael Jacobi, Director	February 24, 2010

/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	February 24, 2010

/s/ Charles L. Overby Charles L. Overby, Director	February 24, 2010

/s/ John R. Prann, Jr. John R. Prann, Jr., Director	February 24, 2010

/s/ Joseph V. Russell Joseph V. Russell, Director	February 24, 2010

/s/ Henri L. Wedell Henri L. Wedell, Director	February 24, 2010

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

3.2
Fifth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

4.1
Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibit 3.1 hereto), and Article II of the Fifth Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2
Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3
Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4 % Senior Notes due 2013 with form of note attached (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 24, 2005 and incorporated herein by this reference).

4.4
Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
4.5
First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.75% Senior Notes due 2014, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.6
First Supplement, dated as of May 14, 2009, to the First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.7
First Supplemental Indenture, dated as of May 14, 2009, to the Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4% Senior Notes due 2013 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.8
Second Supplemental Indenture, dated as of June 3, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7 3/4 % Senior Notes due 2017, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2009 and incorporated herein by this reference).

10.1
Credit Agreement, dated as of December 21, 2007, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 21, 2007 and incorporated herein by this reference).

10.2
Amendment No. 1 to Credit Agreement, dated as of May 19, 2009, by and among the Company, Bank of America, N.A., as administrative agent, and each of the lenders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.3
The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.4
Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.5
Old Prison Realty’s Non-Employee Trustees’ Compensation Plan (previously filed as Exhibit 4.3 to Old Prison Realty’s Registration Statement on Form S-8 (Commission File no. 333-58339), filed with the Commission on July 1, 1998 and incorporated herein by this reference).

10.6
The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.7
Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.8
First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.9
Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.10
The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.11
Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.12
Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.13
Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.14
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

10.15
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

10.16
The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.17
Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.18
Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.19
Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.20
Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.21
Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.22
Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.23
First Amendment to Second Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.24
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

10.26
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

10.28
First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and William K. Rusak (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.29
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

10.31
First Amendment to First Amended and Restated Employment Agreement, dated as of October 15, 2009, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.32
First Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and Anthony L. Grande (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.33
Employment Agreement, dated as of September 9, 2009, with Brian D. Collins (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 10, 2009 and incorporated herein by this reference).

10.34
Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.35*	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan.

10.36
Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.37
Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.38
Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.39
Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.40*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibits
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.