Form 10-Q
period 2010-03-31
CORRECTIONS CORP OF AMERICA
filed 2010-05-06
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of May 4, 2010:
Shares of Common Stock, $0.01 par value per share: 113,735,992 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	– FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$47,166	$45,908
Accounts receivable, net of allowance of $1,803 and $1,563, respectively	249,586	241,185
Deferred tax assets	10,867	11,842
Prepaid expenses and other current assets	15,510	26,254
Current assets of discontinued operations	56	66

Total current assets	323,185	325,255

Property and equipment, net	2,535,559	2,520,503

Restricted cash	6,749	6,747
Investment in direct financing lease	11,854	12,185
Goodwill	13,672	13,672
Other assets	26,380	27,381

Total assets	$2,917,399	$2,905,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$189,597	$193,429
Income taxes payable	6,387	481
Current liabilities of discontinued operations	727	673

Total current liabilities	196,711	194,583

Long-term debt, net of current portion	1,149,416	1,149,099
Deferred tax liabilities	90,945	88,260
Other liabilities	32,438	31,255

Total liabilities	1,469,510	1,463,197

Commitments and contingencies

Common stock – $0.01 par value; 300,000 shares authorized; 114,663 and 115,962 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,147	1,160
Additional paid-in capital	1,453,947	1,483,497
Retained deficit	(7,205)	(42,111)

Total stockholders’ equity	1,447,889	1,442,546

Total liabilities and stockholders’ equity	$2,917,399	$2,905,743

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2010	2009
REVENUE:
Management and other	$414,154	$403,572
Rental	793	582

	414,947	404,154

EXPENSES:
Operating	297,419	284,797
General and administrative	18,614	19,771
Depreciation and amortization	25,198	24,644

	341,231	329,212

OPERATING INCOME	73,716	74,942

OTHER EXPENSE:
Interest expense, net	17,271	17,935
Other expense	72	26

	17,343	17,961

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56,373	56,981

Income tax expense	(21,467)	(21,595)

INCOME FROM CONTINUING OPERATIONS	34,906	35,386

Loss from discontinued operations, net of taxes	—	(789)

NET INCOME	$34,906	$34,597

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.30
Loss from discontinued operations, net of taxes	—	(0.01)

Net income	$0.30	$0.29

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.29
Loss from discontinued operations, net of taxes	—	—

Net income	$0.30	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,906	$34,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,198	24,648
Amortization of debt issuance costs and other non-cash interest	1,074	894
Deferred income taxes	3,137	3,205
Income tax benefit of equity compensation	(1,206)	(149)
Non-cash equity compensation	2,260	2,562
Other expenses and non-cash items	142	370
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	2,385	11,029
Accounts payable, accrued expenses and other liabilities	(2,867)	(6,317)
Income taxes payable	7,112	11,273

Net cash provided by operating activities	72,141	82,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(36,618)	(22,493)
Expenditures for other capital improvements	(6,469)	(11,133)
Proceeds from sale of assets	25	120
Increase in other assets	(205)	(54)
Payments received on direct financing leases and notes receivable	293	260

Net cash used in investing activities	(42,974)	(33,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	5,000	72,388
Principal repayments of debt	(5,000)	(167)
Income tax benefit of equity compensation	1,206	149
Purchase and retirement of common stock	(31,040)	(111,500)
Proceeds from exercise of stock options	1,925	289

Net cash used in financing activities	(27,909)	(38,841)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,258	9,971

CASH AND CASH EQUIVALENTS, beginning of period	45,908	34,077

CASH AND CASH EQUIVALENTS, end of period	$47,166	$44,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,326 and $303 in 2010 and 2009, respectively)	$16,188	$17,894

Income taxes	$52	$245

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in
	Shares	Par Value	Capital	Retained Deficit	Total
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:

Net income	—	—	—	34,906	34,906

Total comprehensive income	—	—	—	34,906	34,906

Issuance of common stock	1	—	12	—	12

Retirement of common stock	(1,681)	(17)	(34,415)	—	(34,432)

Amortization of deferred compensation, net of forfeitures	(8)	—	1,336	—	1,336

Income tax benefit of equity compensation	—	—	684	—	684

Restricted stock grant	176	2	(2)	—	—

Stock option compensation expense	—	—	912	—	912

Stock options exercised	213	2	1,923	—	1,925

Balance as of March 31, 2010	114,663	$1,147	$1,453,947	$(7,205)	$1,447,889

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in
	Shares	Par Value	Capital	Retained Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:

Net income	—	—	—	34,597	34,597

Total comprehensive income	—	—	—	34,597	34,597

Issuance of common stock	1	—	12	—	12

Retirement of common stock	(9,701)	(97)	(109,437)	—	(109,534)

Amortization of deferred compensation, net of forfeitures	(18)	—	1,448	—	1,448

Income tax benefit (charge) of equity compensation	—	—	(804)	—	(804)

Restricted stock grant	134	1	(1)	—	—

Stock option compensation expense	—	—	1,102	—	1,102

Stock options exercised	60	—	289	—	289

Balance as of March 31, 2009	115,149	$1,151	$1,468,786	$(162,468)	$1,307,469

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
1.	ORGANIZATION AND OPERATIONS
As of March 31, 2010, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 46 correctional and detention facilities, two of which are leased to other operators. As of March 31, 2010, CCA operated 65 facilities located in 19 states and the District of Columbia. CCA is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
CCA specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides health care (including medical, dental and psychiatric services), food services, and work and recreational programs.
2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2009 (the “2009 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Fair Value of Financial Instruments
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) modified Accounting Standard Codification (“ASC”) 825, Financial Instruments, and ASC 270, Interim Reporting, to extend the disclosure requirements related to fair value of financial instruments to interim financial statements of publicly traded companies. To meet the reporting requirements of ASC 825 regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At March 31, 2010 and December 31, 2009, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$13,120	$15,877	$13,414	$16,329
Note receivable from APM	$4,755	$7,976	$5,025	$8,497
Debt	$(1,149,416)	$(1,198,849)	$(1,149,099)	$(1,187,768)
3.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $13.7 million as of March 31, 2010 and December 31, 2009 and was associated with fourteen facilities CCA manages but does not own.
The components of CCA’s amortizable intangible assets and liabilities are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs	$873	$(862)	$873	$(862)
Contract values	(35,688)	33,189	(35,688)	32,571

Total	$(34,815)	$32,327	$(34,815)	$31,709

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during each of the three months ended March 31, 2010 and 2009 was $0.7 million and $1.0 million, respectively. Interest expense associated with the amortization of contract values for both the three months ended March 31, 2010 and 2009 was $0.1 million. Estimated amortization income, net of amortization expense, for the remainder of 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (remainder)	1,668
2011	134
2012	134
2013	134
2014	134
2015	134

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES
In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of March 31, 2010, CCA has capitalized $27.5 million related to the Trousdale facility, a majority of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.
In May 2008, CCA was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the third quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options.
During December 2009, CCA announced its decision to idle its 1,600-bed Prairie Correctional Facility in Minnesota due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. During January 2010, the final transfer of offenders from the Prairie facility to the state of Minnesota was completed. The state of Washington has also removed all of its offenders from the Prairie facility.
On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified CCA that it elected not to renew the contract at CCA’s 752-bed Huerfano County Correctional Center upon expiration of the contract in March 2010. As a result, the Arizona Department of Corrections removed all of the inmates from the Huerfano facility during March 2010. Further, during March 2010, the Arizona Department of Corrections notified CCA that it elected not to renew its contract at CCA’s 2,160-bed Diamondback Correctional Facility in Oklahoma, which is scheduled to expire on May 1, 2010. The Arizona Department of Corrections expects to begin transferring offenders from the Diamondback facility beginning in May 2010 and expects to complete the transfer within approximately 30 days. As a result of this notification, CCA intends to idle the Huerfano and Diamondback facilities, but will continue marketing the facilities to other customers. The Diamondback facility has previously housed inmates from the states of Wisconsin, Hawaii, and Oklahoma, while the Huerfano facility recently housed inmates from the state of Colorado. CCA continues to manage inmate populations from the states of Oklahoma and Colorado at other facilities it owns and operates.

During January 2010, CCA announced that pursuant to the BOP Criminal Alien Requirement 10 Solicitation (“CAR 10”) its 2,304-bed California City Correctional Center in California was not selected for the continued management of the federal offenders currently located at this facility. The current contract with the BOP at the California City facility expires on September 30, 2010. CCA currently expects that all inmates will be transferred out of the facility by the end of the third quarter of 2010.
The Company is currently pursuing new management contracts to take advantage of the beds that have or will become available at the Huerfano, Diamondback, Prairie, and California City facilities but can provide no assurance that it will be successful in doing so.
As a result of the notifications described above related to the Huerfano, Diamondback, Prairie, and California City facilities, CCA recently performed impairment tests as required by generally accepted accounting principles when events or circumstances, such as contract terminations, may trigger an impairment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. In each of these facilities, the undiscounted cash flows estimated by the Company were sufficient to recover the carrying values of these assets which totaled $197.7 million and $198.6 million as of March 31, 2010 and December 31, 2009, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. In performing the analysis of undiscounted cash flows, CCA considered the useful lives of these particular assets and determined that there remain a significant number of useful years remaining as the facilities are each less than 20 years old and correctional facilities are generally operated much longer than 20 years. CCA will continue to monitor these facilities and the expected cash flows that could result from new management contracts. Future events could occur that would result in a potential impairment to one or more of these facilities, such as a reduction in the cash flows ultimately expected to be generated or a reduction in the estimated useful life of the asset.
In April 2010, CCA announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which are currently managed by CCA, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award CCA the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award CCA management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities which were not previously managed by CCA. However, CCA was not selected for the continued management of the 1,520-bed Gadsden Correctional Facility in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two 2-year renewal options. CCA expects to assume management of the Moore Haven and Graceville facilities and to transition management at the Gadsden facility during the third quarter of 2010. In April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. CCA expects to incur non-cash charges totaling approximately $3.1 million during the second quarter of 2010 for the write-offs of goodwill and other costs associated with the termination of the management contracts for the Gadsden and Hernando County facilities.

5.	DISCONTINUED OPERATIONS
In May 2008, the Company notified the Bay County Commission of its intention to exercise the Company’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The jail is owned by the County. During 2009, the Company reported expenses related to negative developments in outstanding legal matters which are reported as discontinued operations.
Pursuant to a re-bid of the management contracts, during September 2008, CCA was notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented.
The following table summarizes the results of operations for these facilities for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

REVENUE:
Managed-only	—	510

	—	510

EXPENSES:
Managed-only	—	1,782
Depreciation and amortization	—	4

	—	1,786

OPERATING LOSS	—	(1,276)

Other income	—	6

LOSS BEFORE INCOME TAXES	—	(1,270)

Income tax benefit	—	481

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(789)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2010	December 31, 2009

ASSETS

Accounts receivable	$—	$23
Other current assets	56	43

Total current assets	$56	$66

LIABILITIES

Accounts payable and accrued expenses	$727	$673

Total current liabilities	$727	$673

6.	DEBT
Debt outstanding as of March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31,	December 31,
	2010	2009

Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2010 was 1.0%.	$171,799	$171,799

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $12.4 million and $12.7 million was unamortized at March 31, 2010 and December 31, 2009, respectively.	452,617	452,300

	$1,149,416	$1,149,099

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is being utilized to fund development projects and the stock repurchase program as further described in Note 7, as well as for working capital, capital expenditures and general corporate purposes.

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of March 31, 2010, CCA had $171.8 million of outstanding borrowings under the Revolving Credit Facility as well as $30.4 million in letters of credit outstanding.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At March 31, 2010, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is CCA’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. CCA does not believe that this reduction of credit has a material effect on its liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings CCA has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
The Revolving Credit Facility has a $20.0 million sublimit for swing line loans which enables CCA to borrow from Banc of America Securities LLC without advance notice, at the base rate. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. CCA has an option to increase the availability under the Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.
The Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.
The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of March 31, 2010, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.
$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. CCA may redeem all or a portion of the notes at redemption prices set forth in the indenture governing the 6.25% Senior Notes.

$150 Million 6.75% Senior Notes. Interest on the $150.0 million aggregate principal amount of CCA’s 6.75% unsecured senior notes issued in January 2006 (the “6.75% Senior Notes”) accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. CCA may redeem all or a portion of the notes at redemption prices set forth in the indenture governing the 6.75% Senior Notes.
$465 Million 7.75% Senior Notes. Interest on the $465.0 million aggregate principal amount of CCA’s 7.75% unsecured senior notes issued in June 2009 (the “7.75% Senior Notes”) accrues at the stated rate and is payable on June 1 and December 1 of each year. The 7.75% Senior Notes are scheduled to mature on June 1, 2017. The 7.75% Senior Notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. At any time on or before June 1, 2012, CCA may redeem up to 35% of the notes with the net proceeds of certain equity offerings, as long as 65% of the aggregate principal amount of the notes remains outstanding after the redemption. CCA may redeem all or a portion of the notes on or after June 1, 2013. Redemption prices are set forth in the indenture governing the 7.75% Senior Notes.
7.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In February 2010, the Company’s Board of Directors approved a stock repurchase program to purchase up to $250.0 million of CCA’s common stock through June 30, 2011. Through March 31, 2010, CCA completed the purchase of 1.6 million shares at a total cost of $31.9 million. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.
Restricted Stock
During the first quarter of 2010, CCA issued 319,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $6.6 million, including 274,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 45,000 restricted shares to employees whose compensation is charged to operating expense. During 2009, CCA issued 333,000 shares of restricted common stock to certain of its employees, with an aggregate fair value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense.
CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares or units of restricted stock issued to the other employees vest after three years of continuous service.

During the three months ended March 31, 2010, the Company expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.1 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2009, the Company expensed $1.4 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). As of March 31, 2010, 741,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.
Stock Options
During the first quarter of 2010, CCA issued to its officers and executive officers options to purchase 566,000 shares of common stock with an aggregate fair value of $4.3 million, with an exercise price of $20.65 per share. During 2009, CCA issued to its officers, executive officers, and non-employee directors options to purchase 826,000 shares of common stock with an aggregate fair value of $3.4 million, with a weighted average exercise price of $11.93 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.
During the three months ended March 31, 2010 and 2009, CCA expensed $0.9 million and $1.1 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2010, options to purchase 4.3 million shares of common stock were outstanding with a weighted average exercise price of $16.05.
8.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA, diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted stock-based compensation and stock options and warrants.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2010	2009
NUMERATOR
Basic:
Income from continuing operations	$34,906	$35,386
Loss from discontinued operations, net of taxes	—	(789)

Net income	$34,906	$34,597

Diluted:
Income from continuing operations	$34,906	$35,386
Loss from discontinued operations, net of taxes	—	(789)

Diluted net income	$34,906	$34,597

DENOMINATOR
Basic:
Weighted average common shares outstanding	115,359	119,797

Diluted:
Weighted average common shares outstanding	115,359	119,797
Effect of dilutive securities:
Stock options and warrants	839	611
Restricted stock-based compensation	156	149

Weighted average shares and assumed conversions	116,354	120,557

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.30
Loss from discontinued operations, net of taxes	—	(0.01)

Net income	$0.30	$0.29

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.30	$0.29
Loss from discontinued operations, net of taxes	—	—

Net income	$0.30	$0.29

9.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The nature of such claims includes, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.

CCA records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, management believes a loss in excess of amounts already recognized would not be material to CCA’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on CCA’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CCA’s assumptions, new developments, or by the effectiveness of CCA’s litigation and settlement strategies.
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
During 1997, HCCFC issued $72.7 million of revenue bonds, which were primarily used for the construction of a 2,016-bed medium security correctional facility. In addition, HCCFC entered into a construction and management agreement with CCA in order to assure the timely and coordinated acquisition, construction, development, marketing and operation of the correctional facility.
HCCFC leases the correctional facility to Hardeman County in exchange for all revenue from the operation of the facility. HCCFC has, in turn, entered into a management agreement with CCA for the correctional facility.
In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $41.7 million at March 31, 2010 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2010, the outstanding principal balance of the bonds exceeded the purchase price option by $12.3 million.

10.	INCOME TAXES
Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”. ASC 740 generally requires CCA to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CCA’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
The Company’s effective tax rate was 38.1% during the first quarter of 2010 compared with 37.9% during the same period in the prior year. CCA’s overall effective tax rate is estimated based on CCA’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Income Tax Contingencies
In July 2006, the FASB issued new guidance related to accounting for tax contingencies, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in ASC 740 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
CCA has a $0.2 million liability recorded for uncertain tax positions as of March 31, 2010, included in other non-current liabilities in the accompanying balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING
As of March 31, 2010, CCA owned and managed 44 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2009 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
Owned and managed	$326,018	$317,660
Managed-only	87,531	84,743

Total management revenue	413,549	402,403

Operating expenses:
Owned and managed	215,931	207,703
Managed-only	78,122	73,805

Total operating expenses	294,053	281,508

Facility contribution:
Owned and managed	110,087	109,957
Managed-only	9,409	10,938

Total facility contribution	119,496	120,895

Other revenue (expense):
Rental and other revenue	1,398	1,751
Other operating expense	(3,366)	(3,289)
General and administrative	(18,614)	(19,771)
Depreciation and amortization	(25,198)	(24,644)

Operating income	$73,716	$74,942

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Capital expenditures:
Owned and managed	$38,836	$16,259
Managed-only	1,025	3,644
Corporate and other	1,050	5,924

Total capital expenditures	$40,911	$25,827

The assets for the reportable segments are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Assets:
Owned and managed	$2,630,291	$2,605,023
Managed-only	113,837	116,460
Corporate and other	173,215	184,194
Discontinued operations	56	66

Total assets	$2,917,399	$2,905,743

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on February 24, 2010 (File No. 001-16109) (the “2009 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2009 Form 10-K.
OVERVIEW
The Company
As of March 31, 2010, we owned 46 correctional and detention facilities, two of which we leased to other operators. As of March 31, 2010, we operated 65 facilities, including 44 facilities that we owned, with a total design capacity of approximately 87,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
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

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. A summary of our significant accounting policies is described in our 2009 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Asset impairments. As of March 31, 2010, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of March 31, 2010, we had $13.7 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $5.2 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $6.8 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $3.3 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of March 31, 2010, we had $35.0 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2010, we had $12.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total

Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

Facilities as of March 31, 2010		44	21	2	67

During the first quarter of 2009, we incurred $0.7 million of operating expenses at the North Georgia Detention Center in preparation for the receipt of detainees under the new contract with the U.S. Immigration and Customs Enforcement, or ICE, as discussed further under “Facility Operations”.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Net income was $34.9 million, or $0.30 per diluted share, for the three months ended March 31, 2010, compared with net income of $34.6 million, or $0.29 per diluted share, for the three months ended March 31, 2009.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009

Revenue per compensated man-day	$58.52	$58.45
Operating expenses per compensated man-day:
Fixed expense	32.05	30.96
Variable expense	9.56	9.94

Total	41.61	40.90

Operating margin per compensated man-day	$16.91	$17.55

Operating margin	28.9%	30.0%

Average compensated occupancy	90.3%	89.4%

Average available beds	86,916	85,528

Average compensated population	78,523	76,489

Average compensated population for the quarter ended March 31, 2010 increased 2,034 from 76,489 in the first quarter of 2009 to 78,523 in the first quarter of 2010. The increase in average compensated population resulted primarily from increases in average compensated population from the newly activated 2,232-bed Adams County Correctional Center as well as increases in average compensated population from the state of California.

Our total facility management revenue increased by $11.1 million, or 2.8%, during the first quarter of 2010 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $10.7 million generated by an increase in the average daily compensated population during the first quarter of 2010. The remaining increase in facility management revenue was primarily driven by the marginal increase of $0.07 per compensated man-day in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the U.S. Marshals Service, or the USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 41% and 40% of our total revenue for the three months ended March 31, 2010 and 2009, respectively, increasing 7.5% from $160.1 million in the first quarter of 2009 to $172.2 million in the first quarter of 2010.
State revenues decreased $0.6 million from $211.8 million in the first quarter of 2009 to $211.2 million in the first quarter of 2010. State revenues declined as certain states, such as the states of Washington and Minnesota, have recently opened new correctional facilities within their respective states and reduced the number of inmates we housed in facilities we operate to utilize the excess capacity within their state systems, while other states have reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Additionally, we were notified by the Alaska Department of Corrections during the third quarter of 2009 that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. The state of Alaska completed the transfer of their inmate population out of our Red Rock facility during the fourth quarter of 2009. Partially offsetting these reductions in state revenues, we continued to receive additional inmates from the state of California throughout 2009 and into the first quarter of 2010. We housed approximately 8,200 inmates from the state of California as of March 31, 2010, compared with approximately 6,650 California inmates as of March 31, 2009.
Although we are encouraged by recent economic data indicating that the worst of the economic downturn may be over, state government agencies continue to experience revenue shortfalls in their fiscal year 2010 budgets, as tax revenue to governmental agencies typically lag the overall economy. States may be forced to take further actions to address revenue shortfalls in their fiscal year 2010 budgets such as reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We also currently expect fiscal 2011 budgets generally commencing in the second half of 2010 to present similar challenges.
As of March 31, 2010, we had approximately 10,000 unoccupied beds at facilities that had availability of 100 or more beds, and almost 2,600 additional beds under development, including 1,500 expansion beds at two facilities we own in Georgia and a new 1,072-bed correctional facility we are constructing in Nevada. Of these, 4,200 beds are under guaranteed contracts with existing customers, leaving us with 8,400 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating expenses totaled $297.4 million and $284.8 million for the three months ended March 31, 2010 and 2009, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary.
We remain steadfast in our efforts to contain costs. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified during 2009, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. These efforts were primarily manifested in our variable expenses, which decreased 3.8% from $9.94 per compensated man-day during the first quarter of 2009 to $9.56 per compensated man-day during the first quarter of 2010.
Fixed expenses per compensated man-day increased to $32.05 in the first quarter of 2010 from $30.96 in the first quarter of 2009 primarily as a result of an increase in salaries and benefits of $0.96 per compensated man-day, an increase of 3.6%. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 64% of total operating expenses during 2009. During the three months ended March 31, 2010, facility salaries and benefits expense increased $11.6 million. Although we did not provide annual wage increases during 2009 to the majority of our employees, our salaries expense during the first quarter of 2010 include $4.1 million, or $0.58 per compensated man-day, of bonuses paid to non-management level staff in-lieu of wage increases. Like many companies suffering the effects of the current economy, we have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.
Notwithstanding these bonus payments, salaries and benefits increased most notably at our Adams County facility that opened in the third quarter of 2009, at our newly opened North Georgia facility as a result of the new ICE contract, and at our La Palma facility as a result of an increase in beds utilized from the state of California. Operating expenses per compensated man-day were also negatively impacted by operational inefficiencies associated with the ramping up of California populations at our Red Rock and North Fork facilities and the ramping down of Arizona populations at our Huerfano facility.

We typically enter into facility management contracts with governmental entities for terms typically from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.
As disclosed further hereafter under the “Owned and Managed Facilities” and “Managed Only Facilities”, we were notified by the state of Arizona of its intent to not renew management contracts at our Huerfano County Correctional Center and our Diamondback Correctional Facility expiring in March 2010 and May 2010, respectively. We also were notified by the BOP that our California City Correctional Center in California was not selected for the continued management of the federal offenders currently located at this facility upon expiration of the contract on September 30, 2010. In April 2010, we were notified that our Gadsden Correctional Facility was not awarded a new contract pursuant to a competitive procurement process and we will cease operations at the Gadsden facility on July 31, 2010 upon expiration of the existing contract. Additionally, we decided to temporarily cease operations at our Prairie Correctional Facility during the first quarter of 2010 due to low inmate populations at the facility. Due to excess capacity in the states’ systems, both the states of Minnesota and Washington have removed the populations held at our Prairie facility. During April 2010, we also provided notice of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010.
In addition to these known pending contract terminations, we manage five facilities in Texas that we do not own pursuant to management contracts that expire in January 2011, which are currently subject to a competitive procurement process. We intend to competitively bid on the continued management of these five facilities but cannot provide assurance that we will be successful in maintaining contracts at any of these five facilities.
Other than the specific contracts discussed above that have either terminated or which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rates on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations. We generated total revenues of $59.3 million and $65.4 million at the Huerfano, Diamondback, California City, Gadsden, Prairie, Hernando County, and five Texas managed-only facilities during the three months ended March 31, 2010 and 2009, respectively, and the carrying amounts of the property and equipment were $205.1 million and $207.1 million as of March 31, 2010 and December 31, 2009, respectively.

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

	For the Three Months Ended March 31,
	2010	2009

Owned and Managed Facilities:
Revenue per compensated man-day	$66.77	$67.21
Operating expenses per compensated man-day:
Fixed expense	34.08	33.51
Variable expense	10.14	10.44

Total	44.22	43.95

Operating margin per compensated man-day	$22.55	$23.26

Operating margin	33.8%	34.6%

Average compensated occupancy	88.7%	86.1%

Average available beds	61,149	61,009

Average compensated population	54,256	52,517

	For the Three Months Ended March 31,
	2010	2009

Managed Only Facilities:
Revenue per compensated man-day	$40.08	$39.28
Operating expenses per compensated man-day:
Fixed expense	27.51	25.37
Variable expense	8.26	8.84

Total	35.77	34.21

Operating margin per compensated man-day	$4.31	$5.07

Operating margin	10.7%	12.9%

Average compensated occupancy	94.2%	97.8%

Average available beds	25,767	24,519

Average compensated population	24,267	23,972

Owned and Managed Facilities
The operating margins per man-day at owned and managed facilities decreased 3.1% from $23.26 during the first quarter of 2009 to $22.55 during the first quarter of 2010. Facility contribution or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $0.1 million, from $110.0 million during the first quarter of 2009 to $110.1 million during the first quarter of 2010. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the first quarter of 2010 to 54,256 compared to 52,517 in the same period in 2009, an increase of 3.3%. Partially offsetting the favorable increase in facility contribution, salaries and benefits expense at owned and managed facilities increased $7.0 million, or $0.52 per compensated man-day, due in part to the aforementioned bonuses reflected in the first quarter of 2010 for non-management level staff in lieu of wage increases.

The most notable increases in compensated population during the first quarter of 2010 occurred at the Adams County facility which commenced operations with the BOP in the third quarter of 2009. Additionally, we experienced increases in compensated population from the state of California at the La Palma and Tallahatchie facilities. Our total revenues increased by $21.2 million at these three facilities during the three months ended March 31, 2010 compared to the same period in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. The agreement, as amended, which is subject to appropriations by the California legislature, expires June 30, 2011. As of March 31, 2010, we held approximately 8,200 inmates from the state of California. We began receiving additional inmates pursuant to the amendment during the first quarter of 2010, with a gradual ramp-up estimated to be completed during the first quarter of 2011.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. Further, the expiration of the statutory authority to transfer California inmates to out-of-state private correctional facilities coincides with the expiration of our management contract on June 30, 2011. If transfers from California are limited as a result of one or more of these proceedings, or if the authority to transfer inmates out-of-state to our facilities is not extended upon expiration, we would market the beds housed by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. The contract included an initial term ending March 9, 2010. During the first quarter of 2009, we completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities and also completed the process of receiving the new inmates from Arizona. On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified us of its election not to renew its contract at our Huerfano facility. Arizona completed the transfer of offenders from the Huerfano facility during March 2010. As a result, we have decided to idle the Huerfano facility, but will continue marketing the facility to other customers.

We also have a management contract with the state of Arizona at our 2,160-bed Diamondback Correctional Facility in Oklahoma, which is scheduled to expire May 1, 2010. During March 2010, the Arizona Department of Corrections notified us of its election not to renew its contract at our Diamondback facility also. Arizona expects to begin transferring offenders from the Diamondback facility beginning in May 2010 and expects to complete the transfer within approximately 30 days. As a result of this notification, we intend to idle the Diamondback facility shortly thereafter, but will continue marketing the facility to other customers.
During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010. The state of Washington has removed all of its offenders from the Prairie facility, but maintains a population of approximately 125 inmates in two other facilities we own in Arizona. We are currently pursuing new management contracts to take advantage of the beds that became available at the Prairie facility but can provide no assurance that we will be successful in doing so.
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
Total revenues at the Huerfano, Diamondback, Prairie, and California City facilities were $33.0 million and $38.4 million during the three months ended March 31, 2010 and 2009, respectively.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three months ended March 31, 2010 to 10.7% from 12.9% during the three months ended March 31, 2009. Facility contribution at the managed-only facilities decreased by $1.5 million, from $10.9 million during the first quarter of 2009 to $9.4 million during the first quarter of 2010, a decrease of 14.0%. The managed-only business remains very competitive, which continues to put pressure on per diems, resulting in marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased during the first quarter of 2010 to $40.08 per compensated man-day from $39.28 per compensated man-day during the first quarter of 2009, an increase of 2.0%.
Operating expenses per compensated man-day increased $1.56 per compensated man-day to $35.77 during the first quarter of 2010 compared with $34.21 during the same period in the prior year, an increase of 4.6%. Operating expenses per compensated man-day were affected by increases in personnel costs caused largely from the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases, and due to staffing in anticipation of the receipt of additional ICE detainees at the North Georgia Detention Center. However, these increases were partially offset by reductions in other variable expenses resulting from efforts to contain costs through a company-wide initiative to improve operating efficiencies. Further, in certain instances, in order to assist our customers in meeting their budgetary challenges, we agreed to contract modifications that curtailed per diem rates and operating expenses.

In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. Although this facility has not reached a stable occupancy, the commencement of operations is expected to have a favorable impact on our operating margins in the managed-only segment as occupancy increases.
During the three months ended March 31, 2010 and 2009, managed-only facilities generated 7.9% and 9.0%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we currently manage, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities which we do not currently manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Facility in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two 2-year renewal options. We expect to assume management of the Moore Haven and Graceville facilities and to transition management at the Gadsden facility during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. We expect to incur non-cash charges totaling approximately $3.1 million during the second quarter of 2010, which will impact net income but not facility contribution of the managed-only segment by our definition, for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities.

We do not expect the re-bid of our two Florida managed-only contracts, including the successful award of two additional management contracts for the Moore Haven Correctional Facility and the Graceville Correctional Facility and the loss of the management contracts for our Gadsden Correctional Facility and the Hernando County Jail, to have a material effect on the operating margin percentages of our managed-only segment. As previously described herein, five of the facilities we manage in Texas pursuant to management contracts that expire in January 2011 are subject to a competitive procurement process. We can provide no assurance that we will be successful in being awarded the continued management for any of these facilities. Our operating margins could be affected in 2011 based on our bidding strategy and the ultimate outcome of the awards. Total revenues at the Gadsden, Hernando County, and the five facilities we manage in Texas were $26.3 million and $27.0 million during the three months ended March 31, 2010 and 2009, respectively.
General and administrative expense
For the three months ended March 31, 2010 and 2009, general and administrative expenses totaled $18.6 million and $19.8 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased as compared to the first three months of 2009 primarily as a result of a $0.3 million decline in stock-based compensation as well as a decline of $0.4 million in charges related to the abandonment of certain development projects.
Depreciation and amortization
For the three months ended March 31, 2010 and 2009, depreciation and amortization expense totaled $25.2 million and $24.6 million, respectively. The increase in depreciation and amortization from the comparable period in 2009 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects and other capital expenditures.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2010 and 2009. Gross interest expense, net of capitalized interest, was $17.9 million and $18.5 million, respectively, for the three months ended March 31, 2010 and 2009. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with prior periods. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that the LIBOR could increase in the future.

Gross interest income was $0.6 million for both the three months ended March 31, 2010 and 2009. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $1.3 million and $0.3 million during the first quarters of 2010 and 2009, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Income tax expense
We incurred income tax expense of $21.5 million and $21.6 million for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate was 38.1% during the first quarter of 2010 compared with 37.9% during the same period in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility, which is owned by the County, are being reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters), net of taxes, for the three months ended March 31, 2009.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities are reported as discontinued operations upon termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2009 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
In May 2008, we announced that we were awarded a contract by the OFDT to design, build, and operate a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners upon receipt of a Notice to Proceed, and includes an initial term of five years with three five-year renewal options. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of March 31, 2010, the remaining costs to complete construction totaled approximately $18.5 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As of March 31, 2010, we housed approximately 3,800 inmates from the state of Georgia. As a result of the award, we will expand our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are estimated to cost approximately $65.0 million and are currently anticipated to be completed during the second quarter of 2010, at which point we expect to begin receiving the incremental inmates. As of March 31, 2010, the remaining costs to complete construction totaled approximately $22.9 million. The amended contracts expire June 30, 2010 and include twenty-four one-year remaining renewal options. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guaranteed occupancy on the expansion beds.
In addition, during February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. However, during the first quarter of 2009, we temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers. We will continue to monitor our customers’ needs, and could promptly resume construction of the facility. During 2010, we expect to incur less than $0.1 million in operating expenses, primarily property taxes, associated with this facility.

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
During the first quarter of 2010, we capitalized $5.4 million of facility maintenance and technology related expenditures, compared with $10.3 million during the first quarter of 2009. We expect to incur approximately $48.5 million to $53.5 million in facility maintenance and technology related capital expenditures during 2010, and approximately $86.0 million to $106.0 million on prison development and expansions. During the year ended December 31, 2009, we capitalized $48.9 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $67.2 million to $73.0 million in federal and state income taxes during 2010, compared with $63.5 million during 2009. Income taxes paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
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

In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Through the expiration of this stock repurchase plan on December 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million, or an average price of $11.72 per share. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase under the $150.0 million stock repurchase plan was in March 2009. In February 2010, our Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through March 31, 2010, we have completed the purchase of 1.6 million shares under the $250.0 million stock repurchase plan at a total cost of $31.9 million, or an average price of $20.36 per share.
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

As of March 31, 2010, our liquidity was provided by cash on hand of $47.2 million and $236.2 million available under our $450.0 million revolving credit facility. During the three months ended March 31, 2010 and 2009, we generated $72.1 million and $82.1 million, respectively, in cash through operating activities, and as of March 31, 2010, we had net working capital of $126.5 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At March 31, 2010, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, or the termination of a number of contracts from our major customers, could have an adverse effect on our cash flow and financial condition.
At March 31, 2010, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $171.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.6%, while our total weighted average maturity was 4.7 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2010 was $72.1 million, compared with $82.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the three months ended March 31, 2010 was primarily due to the unfavorable fluctuations in working capital balances during the first quarter of the 2010 compared to the same period in 2009.

Investing Activities
Our cash flow used in investing activities was $43.0 million for the three months ended March 31, 2010 and was primarily attributable to capital expenditures during the quarter of $43.1 million and included expenditures for the aforementioned facility development and expansions of $36.6 million. Our cash flow used in investing activities was $33.3 million for the three months ended March 31, 2009 and was primarily attributable to capital expenditures during the quarter of $33.6 million and included expenditures for facility development and expansions of $22.5 million.
Financing Activities
Our cash flow used in financing activities was $27.9 million for the three months ended March 31, 2010 and was primarily attributable to paying $31.0 million to purchase common stock including $28.5 million in connection with the aforementioned stock repurchase program and $2.5 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. These payments were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation. Our cash flow used in financing activities was $38.8 million for the three months ended March 31, 2009 and was primarily attributable to paying $111.5 million to purchase common stock including $110.4 million in connection with the aforementioned stock repurchase program and $1.1 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. These payments were partially offset by $72.2 million of net borrowings from our revolving credit facility, as well as cash flows associated with exercising stock options, including the related income tax benefit of equity compensation.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2010 (in thousands):

	Payments Due By Year Ended December 31,
	2010
	(remainder)	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$171,799	$375,000	$150,000	$465,000	$1,161,799
Interest on senior notes	52,819	69,600	69,600	57,881	41,100	90,094	381,094
Contractual facility expansions	41,670	—	—	—	—	—	41,670
Operating leases	3,483	6,045	6,065	6,085	6,105	33,043	60,826

Total contractual cash obligations	$97,972	$75,645	$247,464	$438,966	$197,205	$588,137	$1,645,389

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.4 million of letters of credit outstanding at March 31, 2010 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2010 or 2009. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2010 and 2009, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.4 million and $0.6 million, respectively.

As of March 31, 2010, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
	Total		Part of Publicly	Approximate Dollar Value
	Number of		Announced	of Shares that May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs(1)
January 1, 2010 – January 31, 2010	—	—	—	—
February 1, 2010 – February 28, 2010	294,900	$20.82	294,900	$243,860,157
March 1, 2010 – March 31, 2010	1,271,343	$20.25	1,271,343	$218,110,262

Total	1,566,243	$20.36	1,566,243	$218,110,262

(1)
On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. As of March 31, 2010, the Company had repurchased a total of 1.6 million common shares at an aggregate cost of approximately $31.9 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010	CORRECTIONS CORPORATION OF AMERICA
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer