Form 10-Q
period 2010-06-30
CORRECTIONS CORP OF AMERICA
filed 2010-08-05
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2010:
Shares of Common Stock, $0.01 par value per share: 110,481,747 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$22,740	$45,908
Accounts receivable, net of allowance of $2,172 and $1,563, respectively	265,499	241,185
Deferred tax assets	9,472	11,842
Prepaid expenses and other current assets	26,327	26,254
Current assets of discontinued operations	69	66

Total current assets	324,107	325,255

Property and equipment, net	2,548,883	2,520,503

Restricted cash	6,750	6,747
Investment in direct financing lease	11,512	12,185
Goodwill	11,988	13,672
Other assets	26,442	27,381

Total assets	$2,929,682	$2,905,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$180,544	$193,429
Income taxes payable	471	481
Current liabilities of discontinued operations	718	673

Total current liabilities	181,733	194,583

Long-term debt	1,186,571	1,149,099
Deferred tax liabilities	95,268	88,260
Other liabilities	32,175	31,255

Total liabilities	1,495,747	1,463,197

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 112,123 and 115,962 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,121	1,160
Additional paid-in capital	1,403,401	1,483,497
Retained earnings (deficit)	29,413	(42,111)

Total stockholders’ equity	1,433,935	1,442,546

Total liabilities and stockholders’ equity	$2,929,682	$2,905,743

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Management and other	$418,690	$412,246	$832,844	$815,818
Rental	692	447	1,485	1,029

	419,382	412,693	834,329	816,847

EXPENSES:
Operating	294,023	289,283	591,442	574,080
General and administrative	19,867	23,540	38,481	43,311
Depreciation and amortization	27,165	24,948	52,363	49,592
Goodwill impairment	1,684	—	1,684	—

	342,739	337,771	683,970	666,983

OPERATING INCOME	76,643	74,922	150,359	149,864

OTHER EXPENSES (INCOME):
Interest expense, net	17,303	18,661	34,574	36,596
Expenses associated with debt refinancing transactions	—	3,838	—	3,838
Other (income) expense	(16)	(317)	56	(291)

	17,287	22,182	34,630	40,143

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	59,356	52,740	115,729	109,721

Income tax expense	(22,738)	(20,126)	(44,205)	(41,721)

INCOME FROM CONTINUING OPERATIONS	36,618	32,614	71,524	68,000

Loss from discontinued operations, net of tax	—	—	—	(789)

NET INCOME	$36,618	$32,614	$71,524	$67,211

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.28	$0.63	$0.58
Loss from discontinued operations, net of taxes	—	—	—	(0.01)

Net income	$0.32	$0.28	$0.63	$0.57

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.28	$0.62	$0.58
Loss from discontinued operations, net of taxes	—	—	—	(0.01)

Net income	$0.32	$0.28	$0.62	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,524	$67,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,363	49,596
Goodwill impairment	1,684	—
Amortization of debt issuance costs and other non-cash interest	2,136	1,847
Expenses associated with debt refinancing transactions	—	3,838
Deferred income taxes	8,350	7,376
Income tax benefit of equity compensation	(2,239)	(236)
Other non-cash items	125	142
Non-cash equity compensation	4,841	4,879
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(24,329)	2,787
Accounts payable, accrued expenses and other liabilities	(6,890)	(5,617)
Income taxes payable	2,229	241

Net cash provided by operating activities	109,794	132,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(74,858)	(35,165)
Expenditures for other capital improvements	(15,004)	(18,969)
Proceeds from sale of assets	48	130
Increase in other assets	(967)	(1,762)
Payments received on direct financing leases and notes receivable	596	528

Net cash used in investing activities	(90,185)	(55,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	41,834	523,978
Principal repayments of debt	(5,000)	(439,966)
Payment of debt issuance and other refinancing costs	—	(10,984)
Income tax benefit of equity compensation	2,239	236
Purchase and retirement of common stock	(86,580)	(111,500)
Proceeds from exercise of stock options	4,730	721

Net cash used in financing activities	(42,777)	(37,515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,168)	39,311

CASH AND CASH EQUIVALENTS, beginning of period	45,908	34,077

CASH AND CASH EQUIVALENTS, end of period	$22,740	$73,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2,792 and $527 in 2010 and 2009, respectively)	$33,555	$38,211

Income taxes	$26,987	$40,839

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:
Net income	—	—	—	71,524	71,524

Total comprehensive income	—	—	—	71,524	71,524

Issuance of common stock	1	—	22	—	22
Retirement of common stock	(4,514)	(46)	(91,373)	—	(91,419)
Amortization of restricted stock compensation, net of forfeitures	(14)	—	2,835	—	2,835
Income tax benefit of equity compensation	—	—	1,713	—	1,713
Stock option compensation expense	—	—	1,984	—	1,984
Restricted stock grant	179	2	(2)	—	—
Stock options exercised	509	5	4,725	—	4,730

Balance as of June 30, 2010	112,123	$1,121	$1,403,401	$29,413	$1,433,935

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:
Net income	—	—	—	67,211	67,211

Total comprehensive income	—	—	—	67,211	67,211

Issuance of common stock	2	—	25	—	25
Retirement of common stock	(9,701)	(97)	(109,437)	—	(109,534)
Amortization of restricted stock compensation, net of forfeitures	(24)	—	2,763	—	2,763
Income tax charge of equity compensation	—	—	(743)	—	(743)
Stock option compensation expense	—	—	2,091	—	2,091
Restricted stock grant	135	1	(1)	—	—
Stock options exercised	96	1	720	—	721

Balance as of June 30, 2009	115,181	$1,152	$1,471,595	$(129,854)	$1,342,893

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
1. ORGANIZATION AND OPERATIONS
As of June 30, 2010, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 46 correctional and detention facilities, two of which are leased to other operators. As of June 30, 2010 CCA operated 65 facilities, located in 19 states and the District of Columbia. CCA is also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee in Pahrump, Nevada that is expected to be completed in the third quarter of 2010.
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
Fair Value of Financial Instruments
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) modified Accounting Standard Codification (“ASC”) 825, Financial Instruments, and ASC 270, Interim Reporting, to extend the disclosure requirements related to fair value of financial instruments to interim financial statements of publicly traded companies. To meet the reporting requirements of ASC 825 regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At June 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$12,818	$15,468	$13,414	$16,329
Note receivable from APM	$4,754	$7,966	$5,025	$8,497
Debt	$(1,186,571)	$(1,227,245)	$(1,149,099)	$(1,187,768)
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $12.0 million and $13.7 million as of June 30, 2010 and December 31, 2009, respectively, and was associated with fourteen facilities CCA manages but does not own.
During the second quarter of 2010, a goodwill impairment charge of $1.7 million was recorded as a result of the pending contract terminations at the 1,520-bed Gadsden Correctional Institution and the 876-bed Hernando County Jail as further described in Note 4. The operations of these two facilities are expected to be transferred to other operators during the third quarter of 2010.
The components of CCA’s amortizable intangible assets and liabilities are as follows (amounts in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract acquisition costs	$873	$(863)	$873	$(862)
Contract values	(35,688)	33,822	(35,688)	32,571

Total	$(34,815)	$32,959	$(34,815)	$31,709

Contract acquisition costs are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method. Amortization income, net of amortization expense, for intangible assets and liabilities during both the three months ended June 30, 2010 and 2009 was $0.7 million while amortization income, net of amortization expense, for intangible assets and liabilities during the six months ended June 30, 2010 and 2009 was $1.3 million and $1.7 million, respectively. Interest expense associated with the amortization of contract values for the three months ended June 30, 2010 and 2009 was $37,000 and $0.1 million, respectively, while interest expense associated with the amortization of contract values for the six months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (remainder)	$998
2011	134
2012	134
2013	134
2014	134
2015	134
4. FACILITY ACTIVATION AND DEVELOPMENTS
In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of June 30, 2010, CCA has capitalized $27.5 million related to the Trousdale facility, a portion of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.
In May 2008, CCA was awarded a contract by the Office of Federal Detention Trustee to deliver services at a new correctional facility in Pahrump, Nevada, which is currently expected to be completed during the third quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 detainees and includes an initial term of five years with three five-year renewal options.
During December 2009, CCA announced its decision to idle its 1,600-bed Prairie Correctional Facility in Minnesota due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The state of Washington removed all of its offenders from the Prairie facility by the end of 2009, and during January 2010, the final transfer of offenders from the Prairie facility to the state of Minnesota was completed.
On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified CCA that it elected not to renew the contract at CCA’s 752-bed Huerfano County Correctional Center in Colorado upon expiration of the contract in March 2010. As a result, the Arizona Department of Corrections removed all of the inmates from the Huerfano facility during March 2010. Further, during March 2010, the Arizona Department of Corrections notified CCA that it elected not to renew its contract at CCA’s 2,160-bed Diamondback Correctional Facility in Oklahoma, which was scheduled to expire on May 1, 2010. The Arizona Department of Corrections completed the transfer of offenders from the Diamondback facility during May 2010. As a result, CCA has idled the Huerfano and Diamondback facilities. The Diamondback facility previously housed inmates from the states of Wisconsin, Hawaii, and

Oklahoma, while the Huerfano facility recently housed inmates from the state of Colorado. CCA continues to manage inmate populations from the states of Oklahoma, Hawaii, and Colorado at other facilities it owns and operates.
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
The Company is currently pursuing new management contracts to take advantage of the beds that have or will become available at the Huerfano, Diamondback, Prairie, and California City facilities but can provide no assurance that it will be successful in doing so. The carrying values of these four facilities totaled $196.2 million and $198.6 million as of June 30, 2010 and December 31, 2009, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.
In April 2010, CCA announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which were managed by CCA at the time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award CCA the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award CCA management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities which were not previously managed by CCA. However, CCA was not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. CCA expects to assume management of the Moore Haven and Graceville facilities and to transition management at the Gadsden facility during the third quarter of 2010. In April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. CCA incurred non-cash charges totaling approximately $3.1 million during the second quarter of 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts for the Gadsden and Hernando County facilities.
5. DISCONTINUED OPERATIONS
In May 2008, CCA notified the Bay County Commission of its intention to exercise the Company’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The jail is owned by the County. During 2009, the Company reported expenses related to negative developments in outstanding legal matters which are reported as discontinued operations.

Pursuant to a re-bid of the management contracts, during September 2008, CCA was notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009, for all periods presented.
The following table summarizes the results of operations for these facilities for the six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the Six Months
	Ended June 30,
	2010	2009
REVENUE:
Managed-only	$—	$510

	—	510

EXPENSES:
Managed-only	—	1,782
Depreciation and amortization	—	4

	—	1,786

OPERATING LOSS	—	(1,276)

Other income	—	6

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1,270)

Income tax benefit	—	481

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(789)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009
ASSETS
Accounts receivable	$—	$23
Other current assets	69	43

Total current assets	$69	$66

LIABILITIES
Accounts payable and accrued expenses	$718	$673

Total current liabilities	$718	$673

As previously described in Note 4, in April 2010, CCA announced that pursuant to a re-bid of the management contract at the 1,520-bed Gadsden Correctional Institution in

Quincy, Florida, the Florida DMS indicated its intent to award the management of the Gadsden facility to another operator. CCA expects to transition management at the Gadsden facility during the third quarter of 2010 to the new operator. Additionally, in April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. CCA currently expects to reclassify the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.
6. DEBT
Debt outstanding as of June 30, 2010 and December 31, 2009 consists of the following (amounts in thousands):

	June 30,	December 31,
	2010	2009
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2010 was 1.2%.	$208,633	$171,799

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $12.1 million and $12.7 million was unamortized at June 30, 2010 and December 31, 2009, respectively.	452,938	452,300

	$1,186,571	$1,149,099

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is utilized to fund expansion and development projects and the stock repurchase program as further described in Note 7, as well as for working capital, capital expenditures, and general corporate purposes.
The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of June 30, 2010, the Company had $208.6 million of outstanding borrowings under the Revolving Credit Facility as well as $30.4 million in letters of credit outstanding resulting in $199.3 million available under the Revolving Credit Facility.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At June 30, 2010, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is CCA’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. CCA does not believe that this reduction of credit has a material effect on its liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings CCA has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
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
The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of June 30, 2010, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.
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
7. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In February 2010, the Company’s Board of Directors approved a stock repurchase program to purchase up to $250.0 million of CCA’s common stock through June 30, 2011. Through June 30, 2010, CCA completed the purchase of 4.4 million shares at a total cost of $88.6 million. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.
Restricted Stock
During the first six months of 2010, CCA issued 322,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $6.7 million, including 275,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 47,000 restricted shares to employees whose compensation is charged to operating expense. During 2009, CCA issued 333,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense.
CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees vest after three years of continuous service.
During the three months ended June 30, 2010, CCA expensed $1.5 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2009, CCA expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.0 million of which was recorded in general and administrative expenses).
During the six months ended June 30, 2010, CCA expensed $2.8 million, net of forfeitures, relating to restricted common stock and common stock units ($0.5 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2009, CCA expensed $2.8 million, net of forfeitures, relating to restricted common stock and common stock units ($0.5 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). As of June 30, 2010, 708,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.
Stock Options
During the six months ended June 30, 2010, CCA issued to its directors, officers, and executive officers options to purchase 687,000 shares of common stock with an aggregate fair value of $5.3 million, with a weighted average exercise price of $20.67 per share. During 2009, CCA issued to its officers, executive officers, and non-employee directors options to purchase 826,000 shares of common stock with an aggregate fair value of $3.4 million, with a weighted average exercise price of $11.93 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.
During the three months ended June 30, 2010 and 2009, CCA expensed $1.1 million and $1.0 million, respectively, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2010 and 2009, CCA expensed $2.0 million and $2.1 million, net of forfeitures, relating to its outstanding stock options. As of June 30, 2010, options to purchase 4.0 million shares of common stock were outstanding with a weighted average exercise price of $16.62.
8. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted stock-based compensation and stock options and warrants.
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
NUMERATOR
Basic:
Income from continuing operations	$36,618	$32,614	$71,524	$68,000
Loss from discontinued operations, net of taxes	—	—	—	(789)

Net income	$36,618	$32,614	$71,524	$67,211

Diluted:
Income from continuing operations	$36,618	$32,614	$71,524	$68,000
Loss from discontinued operations, net of taxes	—	—	—	(789)

Diluted net income	$36,618	$32,614	$71,524	$67,211

DENOMINATOR
Basic:
Weighted average common shares outstanding	112,980	114,661	114,163	117,215

Diluted:
Weighted average common shares outstanding	112,980	114,661	114,163	117,215
Effect of dilutive securities:
Stock options and warrants	770	847	804	729
Restricted stock-based compensation	123	179	139	164

Weighted average shares and assumed conversions	113,873	115,687	115,106	118,108

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.28	$0.63	$0.58
Loss from discontinued operations, net of taxes	—	—	—	(0.01)

Net income	$0.32	$0.28	$0.63	$0.57

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.28	$0.62	$0.58
Loss from discontinued operations, net of taxes	—	—	—	(0.01)

Net income	$0.32	$0.28	$0.62	$0.57

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The nature of such claims includes, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or inmates, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.
CCA records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CCA’s self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CCA’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on CCA’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CCA’s assumptions, new developments, or by the effectiveness of CCA’s litigation and settlement strategies.
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
In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $41.7 million at June 30, 2010 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2010, the outstanding principal balance of the bonds exceeded the purchase price option by $13.2 million.
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
CCA’s effective tax rate was approximately 38.3% and 38.2% during the three and six months ended June 30, 2010, respectively, compared with approximately 38.2% and 38.0% during the same periods in the prior year. CCA’s overall effective tax rate is estimated based on its current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
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
CCA has a $0.2 million liability recorded for uncertain tax positions as of June 30, 2010, included in other non-current liabilities in the accompanying consolidated balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
11. SEGMENT REPORTING
As of June 30, 2010, CCA owned and managed 44 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2009 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, depreciation and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.
The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
Owned and managed	$327,248	$324,667	$653,266	$642,327
Managed-only	89,973	86,102	177,504	170,845

Total management revenue	417,221	410,769	830,770	813,172

Operating expenses:
Owned and managed	211,103	210,749	427,034	418,452
Managed-only	78,459	73,982	156,581	147,787

Total operating expenses	289,562	284,731	583,615	566,239

Facility contribution:
Owned and managed	116,145	113,918	226,232	223,875
Managed-only	11,514	12,120	20,923	23,058

Total facility contribution	127,659	126,038	247,155	246,933

Other revenue (expense):
Rental and other revenue	2,161	1,924	3,559	3,675
Other operating expense	(4,461)	(4,552)	(7,827)	(7,841)
General and administrative	(19,867)	(23,540)	(38,481)	(43,311)
Depreciation and amortization	(27,165)	(24,948)	(52,363)	(49,592)
Goodwill impairment	(1,684)	—	(1,684)	—

Operating income	$76,643	$74,922	$150,359	$149,864

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Capital expenditures:
Owned and managed	$37,271	$18,803	$76,107	$35,062
Managed-only	1,385	3,093	2,410	6,737
Corporate and other	2,434	1,639	3,484	7,563

Total capital expenditures	$41,090	$23,535	$82,001	$49,362

The assets for the reportable segments are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009
Assets:
Owned and managed	$2,661,544	$2,605,023
Managed-only	111,506	116,460
Corporate and other	156,563	184,194
Discontinued operations	69	66

Total assets	$2,929,682	$2,905,743

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
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2010 (File No. 001-16109) (the “2009 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2009 Form 10-K.
OVERVIEW
The Company
As of June 30, 2010, we owned 46 correctional and detention facilities, two of which we leased to other operators. As of June 30, 2010, we operated 65 facilities, including 44 facilities that we owned, with a total design capacity of approximately 88,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,072-bed correctional facility under a contract awarded by the Office of Federal Detention Trustee (“OFDT”) in Pahrump, Nevada that is expected to be completed during the third quarter of 2010.
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
Asset impairments. As of June 30, 2010, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of June 30, 2010, we had $12.0 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $5.0 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $6.9 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $3.3 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of June 30, 2010, we had $35.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of June 30, 2010, we had $14.4 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total
Facilities as of December 31, 2008		43	22	3	68

Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

Facilities as of June 30, 2010		44	21	2	67

During the three and six months ended June 30, 2009, we incurred $1.1 million and $1.8 million, respectively, of operating expenses at the North Georgia Detention Center in preparation for the receipt of detainees under the new contract with the U.S. Immigration and Customs Enforcement, or ICE, as discussed further under “Facility Operations”. These expenses were not included in segment results or per man-day statistics prior to being placed into service.

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009
Net income was $36.6 million, or $0.32 per diluted share, for the three months ended June 30, 2010, compared with net income of $32.6 million, or $0.28 per diluted share, for the three months ended June 30, 2009. During the six months ended June 30, 2010, we generated net income of $71.5 million, or $0.62 per diluted share, compared with net income of $67.2 million, or $0.57 per diluted share, for the six months ended June 30, 2009.
Net income during the three and six months ended June 30, 2010 was negatively impacted by approximately $3.1 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities as further described hereafter. Net income during the six months ended June 30, 2010 also included $4.1 million of bonuses paid to non-management level staff in-lieu of wage increases. For the three and six months ended June 30, 2010, these charges amounted to $0.02 and $0.04 per diluted share, after taxes, respectively.
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
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue per compensated man-day	$58.05	$58.31	$58.28	$58.38
Operating expenses per compensated man-day:
Fixed expense	30.36	30.37	31.20	30.66
Variable expense	9.93	10.05	9.75	10.00

Total	40.29	40.42	40.95	40.66

Operating margin per compensated man-day	$17.76	$17.89	$17.33	$17.72

Operating margin	30.6%	30.7%	29.7%	30.4%

Average compensated occupancy	90.0%	90.5%	90.2%	89.9%

Average available beds	87,782	85,575	87,352	85,552

Average compensated population	78,975	77,408	78,750	76,951

Average compensated population for the quarter ended June 30, 2010 increased 1,567 from 77,408 in the second quarter of 2009 to 78,975 in the second quarter of 2010. The increase in average compensated population resulted primarily from increases in average compensated population from the 2,232-bed Adams County Correctional Center which began receiving inmates during the third quarter of 2009 pursuant to a new management contract with the Federal Bureau of Prisons (“BOP”) as well as increases in average compensated populations from the state of California. These increases in average compensated population were partially offset by declines in compensated population resulting from the loss of Arizona inmates at our Diamondback Correctional Facility and Huerfano County Correctional Center.
Our total facility management revenue increased by $6.5 million, or 1.6%, during the second quarter of 2010 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $8.3 million generated by an increase in the average daily compensated population during the second quarter of 2010. Partially offsetting the increase in facility management revenue resulting from an increase in compensated population was a slight decrease of 0.5% in the average revenue per compensated man-day.
Business from our federal customers, including primarily the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 42% and 39% of our total revenue for the six months ended June 30, 2010 and 2009, respectively, increasing 8.5%, from $322.3 million during the six months ended June 30, 2009 to $349.7 million during the six months ended June 30, 2010.
State revenues decreased $7.7 million, or 3.6%, from $216.8 million for the three months ended June 30, 2009 to $209.1 million for the three months ended June 30, 2010, and $8.3 million, or 1.9%, from $428.6 million for the six months ended June 30, 2009 to $420.3 million for the six months ended June 30, 2010.
State revenues declined as certain states, such as the states of Arizona, Washington, and Minnesota, have recently opened new correctional facilities within their respective states and reduced the number of inmates housed in facilities we operate, while other states have reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Additionally, we were notified by the Alaska Department of Corrections during the third quarter of 2009 that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. The state of Alaska completed the transfer of their inmate population out of our Red Rock facility during the fourth quarter of 2009. Partially offsetting these reductions in state revenues, we continued to receive additional inmates from the state of California throughout 2009 and into the first six months of 2010 as they have turned to the private sector to help alleviate their overcrowded correctional system. We housed approximately 8,900 inmates from the state of California as of June 30, 2010, compared with approximately 7,900 California inmates as of June 30, 2009.
Economic conditions remain very challenging, putting continued pressure on state budgets. States may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing.
As of June 30, 2010, we had approximately 11,100 unoccupied beds at facilities that had availability of 100 or more beds and an additional 1,072 beds under construction in Nevada. Of these, 2,300 beds are under guaranteed contracts with existing customers, leaving us with 9,900 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.
Operating expenses totaled $294.0 million and $289.3 million for the three months ended June 30, 2010 and 2009, respectively, while operating expenses for the six months ended June 30, 2010 and 2009 totaled $591.4 million and $574.1 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the three months ended June 30, 2010 remained essentially unchanged at $30.36 compared to $30.37 during the three months ended June 30, 2009. Fixed expenses per compensated man-day during the six-month periods increased 1.8% from $30.66 in 2009 to $31.20 in 2010. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 63% and 64% of total operating expenses during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, facility salaries and benefits expense increased $1.5 million and $13.0 million, respectively. Although we did not provide annual wage increases during 2009 to the majority of our employees, our salaries expense during 2010 included $4.1 million, or $0.29 per compensated man-day during the six months ended June 30, 2010, of bonuses paid to non-management level staff in-lieu of wage increases. Like many companies suffering the effects of the current economy, we have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.
Notwithstanding these bonus payments, salaries and benefits increased most notably at our Adams County facility that opened in the third quarter of 2009, at our newly opened North Georgia facility as a result of a new contract with ICE, and at our North Fork and La Palma facilities as a result of an increase in beds utilized from the state of California.
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
As disclosed further hereafter under the “Owned and Managed Facilities” and “Managed Only Facilities”, we were notified by the state of Arizona of its intent to not renew management contracts at our Huerfano County Correctional Center and our Diamondback Correctional Facility expiring in March 2010 and May 2010, respectively. We also were notified by the BOP that our California City Correctional Center in California was not selected for the continued management of the federal offenders currently located at this facility upon expiration of the contract on September 30, 2010. In April 2010, we were notified that we were not awarded a new contract at the Gadsden Correctional Institution as a result of a competitive procurement process. Accordingly, we ceased operations at the Gadsden facility on July 31, 2010 upon expiration of the existing contract. Additionally, we decided to temporarily cease operations at our Prairie Correctional Facility during the first quarter of 2010 due to low inmate populations at the facility. Due to excess capacity in the states’ systems, both the states of Minnesota and Washington have removed the populations held at our Prairie facility. During April 2010, we also provided notice of our intent to terminate the management contract at the Hernando County Jail during the third quarter of 2010.
In addition to these known pending contract terminations, we manage five facilities in Texas that we do not own pursuant to management contracts that expire in January 2011, which are currently subject to a competitive procurement process. We have competitively bid on the continued management of these five facilities but cannot provide assurance that we will be successful in maintaining contracts at any of these five facilities.
Other than the specific contracts discussed above that have either terminated or which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations. We generated total revenues of $49.8 million and $109.1 million at the Huerfano, Diamondback, California City, Gadsden, Prairie, Hernando County, and five Texas managed-only facilities during the three and six months ended June 30, 2010, respectively, compared with total revenues of $65.1 million and $130.4 million during the three and six months ended June 30, 2009, respectively. Carrying amounts of the property and equipment at these eleven facilities were $201.8 million and $207.1 million as of June 30, 2010 and December 31, 2009, respectively.
Facility variable expenses per compensated man-day decreased $0.12, or 1.2%, and $0.25, or 2.5%, during the three and six months ended June 30, 2010, respectively, compared with the same periods in the prior year. The favorable performance in facility variable operating expenses during the three- and six-month periods was largely due to efforts to contain costs through a company-wide initiative to improve operating efficiencies.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Owned and Managed Facilities:
Revenue per compensated man-day	$65.97	$66.88	$66.36	$67.04
Operating expenses per compensated man-day:
Fixed expense	32.27	32.74	33.17	33.12
Variable expense	10.28	10.68	10.21	10.56

Total	42.55	43.42	43.38	43.68

Operating margin per compensated man-day	$23.42	$23.46	$22.98	$23.36

Operating margin	35.5%	35.1%	34.6%	34.8%

Average compensated occupancy	87.9%	87.4%	88.3%	86.7%

Average available beds	62,015	61,054	61,585	61,032

Average compensated population	54,516	53,347	54,386	52,934

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Managed Only Facilities:
Revenue per compensated man-day	$40.42	$39.32	$40.25	$39.30
Operating expenses per compensated man-day:
Fixed expense	26.10	25.11	26.79	25.24
Variable expense	9.15	8.67	8.71	8.75

Total	35.25	33.78	35.50	33.99

Operating margin per compensated man-day	$5.17	$5.54	$4.75	$5.31

Operating margin	12.8%	14.1%	11.8%	13.5%

Average compensated occupancy	94.9%	98.1%	94.6%	97.9%

Average available beds	25,767	24,521	25,767	24,520

Average compensated population	24,459	24,061	24,364	24,017

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended June 30, 2010 increased to 35.5% compared with 35.1% for the same three-month period in 2009. However, operating margins at our owned and managed facilities for the six months ended June 30, 2010 decreased to 34.6% compared with 34.8% for the same six-month period in 2009.
A change in mission at our T. Don Hutto facility from housing families to female detainees since the end of the second quarter of 2009 contributed to the reductions in both revenue and expenses per compensated man-day, as the per diem and operating requirements are both lower under the revised management contract. Salaries per compensated man-day were also negatively affected during the second quarter of 2009 due to hiring staff in anticipation of receiving inmates from the BOP at our Adams County facility during the third quarter of 2009, and inefficiencies due to the transition of certain inmate populations at our Huerfano facility in the prior year quarter. These expense reductions were partially offset by an increase in expenses associated with legal matters in which we are involved.
Facility contribution or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $2.2 million, from $113.9 million during the second quarter of 2009 to $116.1 million during the second quarter of 2010, an increase of 2.0%. Facility contribution at our owned and managed facilities increased $2.4 million, from $223.9 million during the six months ended June 30, 2009 to $226.2 million during the six months ended June 30, 2010, an increase of 1.1%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the three and six months ended June 30, 2010 of 2.2% and 2.7%, respectively, over the same periods in the prior year.
The most notable increases in compensated population during the three and six months ended June 30, 2010 occurred at the Adams County facility which commenced operations with the

BOP in the third quarter of 2009. Additionally, we experienced increases in compensated population from the state of California at the La Palma, Tallahatchie, and North Fork facilities. Our total revenues increased by $21.3 million and $41.3 million at these four facilities during the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. The agreement, as amended, which is subject to appropriations by the California legislature, expires June 30, 2011. As of June 30, 2010, we held approximately 8,900 inmates from the state of California. We began receiving additional inmates pursuant to the amendment during the first quarter of 2010, with a gradual ramp-up estimated to be completed during the first quarter of 2011.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. Further, the expiration of the statutory authority to transfer California inmates to out-of-state private correctional facilities coincides with the expiration of our management contract on June 30, 2011. If transfers from California are limited as a result of one or more of these proceedings, or if the authority to transfer inmates out-of-state to our facilities is not extended upon expiration, we would market the beds housed by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. Approximately 11.8% of our management revenue for the six months ended June 30, 2010 was generated from the CDCR.
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
We also had a management contract with the state of Arizona at our 2,160-bed Diamondback Correctional Facility in Oklahoma, which expired May 1, 2010. During March 2010, the Arizona Department of Corrections further notified us of its election not to renew its contract at our Diamondback facility. Arizona completed the transfer of offenders from the

Diamondback facility in May 2010. As a result, we have idled the Diamondback facility, but will continue marketing the facility to other customers.
During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010. The state of Washington has removed all of its offenders from the Prairie facility. We are currently pursuing new management contracts to take advantage of the beds that became available at the Prairie facility but can provide no assurance that we will be successful in doing so.
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
Total revenues at the Huerfano, Diamondback, Prairie, and California City facilities were $22.7 million and $55.7 million during the three and six months ended June 30, 2010, respectively, compared with $37.7 million and $76.0 million during the three and six months ended June 30, 2009, respectively.
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the three months ended June 30, 2010 to 12.8% from 14.1% during the three months ended June 30, 2009. Similarly, our managed-only operating margins decreased during the six months ended June 30, 2010 to 11.8% from 13.5% during the six months ended June 30, 2009. The managed-only business remains very competitive and continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day.
Fixed operating expenses per compensated man-day increased to $35.25 during the three months ended June 30, 2010 compared with $33.78 during the same period in the prior year. Operating expenses per compensated man-day also increased to $35.50 during the six months ended June 30, 2010 compared with $33.99 during the same period in the prior year. Fixed operating expenses per compensated man-day were affected by increases in personnel costs caused largely from the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases, and due to staffing in anticipation of the receipt of additional ICE detainees at the North Georgia Detention Center. Additionally, during the three and six months ended June 30, 2010 reserves for pending litigation increased by $1.9 million and $2.2 million, respectively, compared to the same periods in the prior year within the managed-only segment, contributing to increases in variable operating expenses per compensated man-day. Although we believe the reserves for these legal matters are the best estimate of the ultimate outcome, it is reasonably possible that the reserves on one or more of these legal matters could increase in the future.
Partially offsetting the aforementioned increases in managed-only operating expenses, operating expenses were reduced by reductions in other variable expenses resulting from efforts to contain costs through a company-wide initiative to improve operating efficiencies. Further, in certain instances, in order to assist our customers in meeting their budgetary challenges, we agreed to contract modifications that curtailed per diem rates and operating expenses.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Inter-Governmental Service Agreement between Hall County, Georgia and ICE, we will house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. The commencement of operations at this facility resulted in an increase in revenue of $2.4 million and $3.9 million for the three and six months ended June 30, 2010, respectively.
During the three and six months ended June 30, 2010, managed-only facilities generated 9.0% and 8.5%, respectively, of our total facility contribution compared with 9.6% and 9.3% during the three and six months ended June 30, 2009, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.
In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. We expect to assume management of the Moore Haven and Graceville facilities and to transition management at the Gadsden facility during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. We incurred non-cash charges totaling approximately $3.1 million during the second quarter of 2010, which impacted net income but not facility contribution of the managed-only segment by our definition, for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities. We currently expect to reclassify the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.
We do not expect the changes to our Florida managed-only contracts, including the successful award of two additional management contracts for the Moore Haven Correctional Facility and the Graceville Correctional Facility and the loss of the management contracts for our Gadsden Correctional Institution and the Hernando County Jail, to have a material effect on the operating margin percentages of our managed-only segment. As previously described herein, five of the facilities we manage in Texas pursuant to management contracts that expire in January 2011 are subject to a competitive procurement process. We can provide no assurance that we will be successful in being awarded the continued management for any of these facilities. Our operating margins could be affected in 2011 based on our bidding strategy and the ultimate outcome of the awards. Total revenues at the Gadsden, Hernando County, and the five facilities we manage in Texas were $27.1 million and $53.4 million during the three and six months ended June 30, 2010, respectively, compared with $27.4 million and $54.4 million during the three and six months ended June 30, 2009, respectively.
General and administrative expense
For the three months ended June 30, 2010 and 2009, general and administrative expenses totaled $19.9 million and $23.5 million, respectively, while general and administrative expenses totaled $38.5 million and $43.3 million, respectively, during the six months ended June 30, 2010 and 2009. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased from the three and six months ended June 30, 2009 primarily as a result of a $4.1 million consulting fee reflected during the second quarter of 2009 associated with a company-wide initiative to improve operational efficiency.
Depreciation and amortization
For the three months ended June 30, 2010 and 2009, depreciation and amortization expense totaled $27.2 million and $24.9 million, respectively. For the six months ended June 30, 2010 and 2009, depreciation and amortization expense totaled $52.4 million and $49.6 million, respectively. The increase in depreciation and amortization from the comparable periods in 2009 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects and on our other capital expenditures.
Goodwill
As previously described herein, during April 2010, we were notified by the Florida DMS of their decision to not renew the management contract at the Gadsden Correctional Institution, which we transferred to another operator on August 1, 2010. Also during April 2010, we provided notice to Hernando County, Florida, of our intention to terminate the management contract at the Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, during the second quarter of 2010 we wrote-off goodwill associated with the Gadsden and Hernando facilities of $1.3 million and $0.4 million, respectively.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2010 and 2009. Gross interest expense, net of capitalized interest, was $17.8 million and $19.3 million, respectively, for the three months ended June 30, 2010 and 2009 and was $35.7 million and $37.8 million, respectively, for the six months ended June 30, 2010 and 2009. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with the prior year-to-date period. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (“LIBOR”). It is possible that the LIBOR could increase in the future.
Gross interest income was $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. Gross interest income was $1.1 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $1.5 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively, and was $2.8 million and $0.5 million during the six months ended June 30, 2010 and 2009, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
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

Income tax expense
We incurred income tax expense of $22.7 million and $44.2 million for the three and six months ended June 30, 2010, respectively, while we incurred income tax expense of $20.1 million and $41.7 million for the three and six months ended June 30, 2009, respectively.
Our effective tax rate was 38.3% and 38.2% during the three and six months ended June 30, 2010 compared with 38.2% and 38.0% during the three- and six-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility, which is owned by the county, are being reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) net of taxes, for the six months ended June 30, 2009.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009, for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the six months ended June 30, 2009.
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
In May 2008, we announced that we were awarded a contract by the OFDT to deliver services at a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We currently expect construction to be complete during the third quarter of 2010, at an estimated cost of $83.5 million. As of June 30, 2010, the remaining costs to complete construction totaled approximately $3.2 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As of June 30, 2010, we housed approximately 4,300 inmates from the state of Georgia at these facilities. As a result of the award, we expanded our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are substantially complete at a total cost of approximately $60.0 million. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.
During the third quarter of 2010, we further amended our contract with the Georgia Department of Corrections to house up to 2,628 inmates at each facility. The latest increase required no additional capital expenditures.
In addition, during February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. However, during the first quarter of 2009, we temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers. We will continue to monitor our customers’ needs, and could promptly resume construction of the facility. During 2010, we expect to incur approximately $0.1 million in operating expenses, primarily property taxes and insurance, associated with this facility.
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
Pursuant to an amendment to the ground lease executed in January 2010, ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. Also pursuant to the amendment, the lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2015. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed.
Upon expiration of the lease for the Initial Premises, we will likely be required to relocate a portion of the existing federal inmate population to other available beds within or outside the San Diego Correctional Facility, which could include the construction of a new facility at a site we are currently developing. However, we can provide no assurance that we will be able to retain these inmate populations.
During the first six months of 2010, we capitalized $14.6 million of facility maintenance and technology related expenditures, compared with $18.2 million during the first six months of 2009. We expect to incur approximately $45.8 million to $50.8 million in facility maintenance and information technology expenditures during 2010, and approximately $91.7 million to $106.7 million on prison development and expansions. During the year ended December 31, 2009, we capitalized $48.9 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $68.6 million to $71.3 million in federal and state income taxes during 2010, compared with $63.5 million during 2009. Income taxes paid in 2009 reflect the favorable tax depreciation provisions on qualified assets under the American Recovery and Reinvestment Act of 2009 signed into law in February 2009.
Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned 1,500-bed expansions for the state of Georgia and the 1,072-bed facility we are constructing in Nevada for the OFDT. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Through the expiration of this stock repurchase plan on December 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million, or an average price of $11.72 per share. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase under the $150.0 million stock repurchase plan was in March 2009. In February 2010, our Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through June 30, 2010, we have completed the purchase of 4.4 million shares under the $250.0 million stock repurchase plan at a total cost of $88.6 million, or an average price of $20.20 per share.

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
Replacing the 7.5% senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012. Although the current downturn in the economy has increased the level of uncertainty in the demand for prison beds in the short-term, we believe the long-term implications are very positive as states defer or cancel plans for adding new prison bed capacity. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital. These opportunities also include stock repurchases through our stock repurchase plans as described above.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of June 30, 2010, our liquidity was provided by cash on hand of $22.7 million and $199.3 million available under our $450.0 million revolving credit facility. During the six months ended June 30, 2010 and 2009, we generated $109.8 million and $132.1 million, respectively, in cash through operating activities, and as of June 30, 2010, we had net working capital of $142.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At June 30, 2010, Lehman had funded $2.3 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of a number of contracts from our major customers could have an adverse effect on our cash flow and financial condition.
As of June 30, 2010, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $208.6 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.5%, while our total weighted average maturity was 4.4 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Operating Activities
Our net cash provided by operating activities for the six months ended June 30, 2010 was $109.8 million, compared with $132.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes, goodwill impairment, and expenses associated with debt refinancing activities. The decrease in cash provided by operating activities for the six months ended June 30, 2010 was primarily due to unfavorable fluctuations in working capital balances during the first six months of 2010 compared to the same period in 2009.
Investing Activities
Our cash flow used in investing activities was $90.2 million for the six months ended June 30, 2010 and was primarily attributable to capital expenditures during the six-month period of $89.9 million, including expenditures for facility development and expansions of $74.9 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $55.2 million for the six months ended June 30, 2009 and was primarily attributable to capital expenditures during the six-month period of $54.1 million, including expenditures for facility development and expansions of $35.2 million.

Financing Activities
Cash flow used in financing activities was $42.8 million for the six months ended June 30, 2010 and was primarily attributable to paying $86.6 million to purchase common stock, including $83.8 million in connection with the aforementioned stock repurchase program and $2.8 million from employees who elected to satisfy their tax withholding obligations with a portion of their vested restricted shares. These payments were partially offset by $36.8 million of net proceeds from net borrowings on our revolving credit facility and by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $7.0 million. Our cash flow used in financing activities was $37.5 million for the six months ended June 30, 2009 and was primarily attributable to $111.5 million to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $1.1 million from employees who elected to satisfy their tax withholding obligations with a portion of their vested restricted shares.
Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2010 (in thousands):

	Payments Due By Year Ended December 31,
	2010
	(remainder)	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$208,633	$375,000	$150,000	$465,000	$1,198,633
Interest on senior notes	34,800	69,600	69,600	57,881	41,100	90,094	363,075
Contractual facility expansions	9,851	—	—	—	—	—	9,851
Operating leases	2,990	6,045	6,065	6,085	6,105	33,043	60,333

Total contractual cash obligations	$47,641	$75,645	$284,298	$438,966	$197,205	$588,137	$1,631,892

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.4 million of letters of credit outstanding at June 30, 2010 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2010 or 2009. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2010, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.5 million and $0.9 million, respectively.
As of June 30, 2010, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
	Total		Part of Publicly	Approximate Dollar Value
	Number of		Announced	of Shares that May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs (1)
April 1, 2010 – April 30, 2010	837,970	$20.21	837,970	$201,175,851
May 1, 2010 – May 31, 2010	1,043,456	$20.16	1,043,456	$180,135,543
June 1, 2010 – June 30, 2010	935,832	$19.99	935,832	$161,431,510

Total	2,817,258	$20.20	2,817,258	$161,431,510

(1)	On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. As of June 30, 2010, the Company had repurchased a total of 4.4 million common shares at an aggregate cost of approximately $88.6 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED).
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: August 5, 2010

/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer