Form 10-Q
period 2010-09-30
CORRECTIONS CORP OF AMERICA
filed 2010-11-05
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of November 2, 2010:
Shares of Common Stock, $0.01 par value per share: 110,252,504 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$34,435	$45,815
Accounts receivable, net of allowance of $1,907 and $1,500, respectively	346,189	235,139
Deferred tax assets	11,275	11,842
Prepaid expenses and other current assets	28,152	26,056
Current assets of discontinued operations	2,006	6,403

Total current assets	422,057	325,255

Property and equipment, net	2,539,880	2,517,948

Restricted cash	6,754	6,747
Investment in direct financing lease	11,161	12,185
Goodwill	11,988	11,988
Other assets	26,368	27,324
Non-current assets of discontinued operations	56	4,296

Total assets	$3,018,264	$2,905,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$199,580	$190,777
Income taxes payable	473	481
Current liabilities of discontinued operations	2,357	3,325

Total current liabilities	202,410	194,583

Long-term debt	1,236,234	1,149,099
Deferred tax liabilities	108,497	88,260
Other liabilities	31,957	31,255

Total liabilities	1,579,098	1,463,197

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 110,121 and 115,962 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,101	1,160
Additional paid-in capital	1,366,688	1,483,497
Retained earnings (deficit)	71,377	(42,111)

Total stockholders’ equity	1,439,166	1,442,546

Total liabilities and stockholders’ equity	$3,018,264	$2,905,743

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Management and other	$426,628	$414,984	$1,240,824	$1,209,923
Rental	522	455	2,007	1,484

	427,150	415,439	1,242,831	1,211,407

EXPENSES:
Operating	292,160	291,475	868,060	848,401
General and administrative	23,606	21,704	62,087	65,015
Depreciation and amortization	26,195	25,313	76,715	74,497

	341,961	338,492	1,006,862	987,913

OPERATING INCOME	85,189	76,947	235,969	223,494

OTHER EXPENSES (INCOME):
Interest expense, net	17,925	18,339	52,499	54,935
Expenses associated with debt refinancing transactions	—	—	—	3,838
Other (income) expense	(131)	49	(75)	(230)

	17,794	18,388	52,424	58,543

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	67,395	58,559	183,545	164,951

Income tax expense	(25,284)	(15,084)	(69,653)	(55,539)

INCOME FROM CONTINUING OPERATIONS	42,111	43,475	113,892	109,412

Income (loss) from discontinued operations, net of tax	(147)	1,777	(404)	3,051

NET INCOME	$41,964	$45,252	$113,488	$112,463

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.38	$1.01	$0.94
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.03

Net income	$0.38	$0.39	$1.01	$0.97

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.38	$1.00	$0.93
Income (loss) from discontinued operations, net of taxes	—	0.01	—	0.03

Net income	$0.38	$0.39	$1.00	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,488	$112,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,937	75,129
Goodwill impairment	1,684	—
Amortization of debt issuance costs and other non-cash interest	3,197	2,935
Expenses associated with debt refinancing transactions	—	3,838
Deferred income taxes	19,368	12,527
Income tax benefit of equity compensation	(2,602)	(2,269)
Non-cash equity compensation	7,326	7,224
Other non-cash items	510	412
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(108,675)	(16,905)
Accounts payable, accrued expenses and other liabilities	23,405	19,698
Income taxes payable	2,594	2,301

Net cash provided by operating activities	139,232	217,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(88,012)	(52,194)
Expenditures for other capital improvements	(24,960)	(31,663)
Proceeds from sale of assets	64	241
Increase in other assets	(1,196)	(1,910)
Payments received on direct financing lease	907	805

Net cash used in investing activities	(113,197)	(84,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	116,167	567,478
Principal repayments of debt	(30,000)	(561,334)
Payment of debt issuance and other refinancing costs	—	(11,464)
Income tax benefit of equity compensation	2,602	2,269
Purchase and retirement of common stock	(131,409)	(116,661)
Proceeds from exercise of stock options	5,136	6,629

Net cash used in financing activities	(37,504)	(113,083)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,469)	19,549

CASH AND CASH EQUIVALENTS, beginning of period	45,908	34,077

CASH AND CASH EQUIVALENTS, end of period	$34,439	$53,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,744 and $790 in 2010 and 2009, respectively)	$50,338	$56,556

Income taxes	$44,213	$49,691

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:

Net income	—	—	—	113,488	113,488

Total comprehensive income	—	—	—	113,488	113,488

Issuance of common stock	2	—	35	—	35

Retirement of common stock	(6,576)	(67)	(131,342)	—	(131,409)

Amortization of restricted stock compensation, net of forfeitures	(19)	—	4,134	—	4,134

Income tax benefit of equity compensation	—	—	2,079	—	2,079

Stock option compensation expense	—	—	3,157	—	3,157

Restricted stock grant	179	2	(2)	—	—

Stock options exercised	573	6	5,130	—	5,136

Balance as of September 30, 2010	110,121	$1,101	$1,366,688	$71,377	$1,439,166

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:

Net income	—	—	—	112,463	112,463

Total comprehensive income	—	—	—	112,463	112,463

Issuance of common stock	2	—	37	—	37

Retirement of common stock	(9,956)	(100)	(114,594)	—	(114,694)

Amortization of restricted stock compensation, net of forfeitures	(30)	—	4,086	—	4,086

Income tax benefit of equity compensation	—	—	1,370	—	1,370

Stock option compensation expense	—	—	3,101	—	3,101

Restricted stock grant	135	1	(1)	—	—

Stock options exercised	658	7	6,622	—	6,629

Balance as of September 30, 2009	115,482	$1,155	$1,476,798	$(84,602)	$1,393,351

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
1.	ORGANIZATION AND OPERATIONS
As of September 30, 2010, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 47 correctional and detention facilities, two of which are leased to other operators. As of September 30, 2010, CCA operated 66 facilities, located in 19 states and the District of Columbia. CCA is also constructing an additional correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The facility, which CCA will own, is expected to house approximately 1,150 inmates and be completed during the first quarter of 2012.
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
Concentration of Credit Risks
At September 30, 2010, CCA had accounts receivable outstanding from the state of California totaling $95.9 million, including past due amounts caused by delays in the passage of the state budget. Now that the budget has passed, CCA expects to resume receiving payments from the state of California during the fourth quarter of 2010.

Fair Value of Financial Instruments
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) modified Accounting Standard Codification (“ASC”) 825, Financial Instruments, and ASC 270, Interim Reporting, to extend the disclosure requirements related to fair value of financial instruments to interim financial statements of publicly traded companies. To meet the reporting requirements of ASC 825 regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At September 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Investment in direct financing lease	$12,506	$15,092	$13,414	$16,329
Note receivable from APM	$4,987	$8,488	$5,025	$8,497
Debt	$(1,236,234)	$(1,294,447)	$(1,149,099)	$(1,187,768)
3.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $12.0 million and $13.7 million (including $1.7 million classified as discontinued operations) as of September 30, 2010 and December 31, 2009, respectively, and was associated with facilities CCA manages but does not own.
During the second quarter of 2010, a goodwill impairment charge of $1.7 million was recorded as a result of the contract terminations at the 1,520-bed Gadsden Correctional Institution and the 876-bed Hernando County Jail as further described in Note 4. The operations of these two facilities were transferred to other operators during the third quarter of 2010 and are now reported as discontinued operations for all periods presented.
The components of CCA’s intangible assets and liabilities are as follows (amounts in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Contract acquisition costs and other intangible assets	$1,283	$(863)	$873	$(862)
Contract values	(35,688)	34,473	(35,688)	32,571

Total	$(34,405)	$33,610	$(34,815)	$31,709

Contract acquisition costs and other intangible assets are included in other non-current assets, and contract values are included in other non-current liabilities in the accompanying consolidated balance sheets. Contract values are amortized using the interest method while other intangible assets are non-amortizing. Amortization income, net of amortization expense, for intangible assets and liabilities during both the three months ended September 30, 2010 and 2009 was $0.7 million while amortization income, net of amortization expense, for intangible assets and liabilities during the nine months ended September 30, 2010 and 2009 was $2.0 million and $2.4 million, respectively. Interest expense associated with the amortization of contract values for the three months ended September 30, 2010 and 2009 was $20,000 and $0.1 million, respectively, while interest expense associated with the amortization of contract values for the nine months ended September 30, 2010 and 2009 was $0.1 million and $0.3 million, respectively. Estimated amortization income, net of amortization expense, for the remainder of 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (remainder)	$329
2011	134
2012	134
2013	134
2014	134
2015	134
4.	FACILITY ACTIVATION AND DEVELOPMENTS
In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of September 30, 2010, CCA has capitalized $27.5 million related to the Trousdale facility, a portion of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.
In May 2008, CCA was awarded a contract by the Office of Federal Detention Trustee to deliver services at a new correctional facility in Pahrump, Nevada, which was completed during the third quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 detainees and includes an initial term of five years with three five-year renewal options. The facility began to receive prisoners during October 2010.
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
During January 2010, CCA announced that pursuant to the BOP Criminal Alien Requirement 10 Solicitation (“CAR 10”) its 2,304-bed California City Correctional Center in California was not selected for the continued management of the federal offenders from the BOP located at this facility. The contract with the BOP at the California City facility expired on September 30, 2010. All of the BOP inmates were transferred out of the facility by the end of the third quarter of 2010. In September 2010, CCA announced a new agreement with California City, California to manage federal populations at the California City Correctional Center under a 15-year Intergovernmental Service Agreement. The management contract, which is co-terminous with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. CCA began ramping U.S. Marshals Service (“USMS”) populations at the facility in early October 2010 and CCA expects the USMS will utilize approximately 1,200 beds by the end of the third quarter of 2011.
During November 2010, the California Department of Corrections and Rehabilitation (“CDCR”) extended their existing agreement with CCA to manage up to 9,588 inmates at four of the five facilities CCA currently manages for them, and notified CCA of its Intent to Award an additional contract to manage up to 3,256 offenders at CCA’s Crowley County Correctional Facility and its currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, CCA expects to have the opportunity to house a total of up to 12,844 inmates for the CDCR in six of CCA’s facilities. The extension, which is subject to appropriations by the state of California’s legislature, begins July 1, 2011 and expires June 30, 2013. As of September 30, 2010, CCA held approximately 9,700 inmates from the state of California. The Intent to Award is subject to final negotiations and is not currently expected to result in inmate populations until the second half of 2012. As a result of the Intent to Award, CCA is in discussions with Colorado to provide alternatives for housing approximately 1,600 Colorado inmates currently housed at its Crowley facility.
The Company is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano and Diamondback facilities but can provide no assurance that it will be successful in doing so. The carrying values of these two facilities totaled $70.4 million and $71.5 million as of September 30, 2010 and December 31, 2009, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.

In April 2010, CCA announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which were managed by CCA at the time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award CCA the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award CCA management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities which were not previously managed by CCA. However, CCA was not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. CCA assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. CCA incurred non-cash charges totaling approximately $3.2 million during the nine months ended September 30, 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts for the Gadsden and Hernando County facilities.
In September 2010, CCA announced it was awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by CCA in Millen, Georgia. CCA commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally the contract provides for a population guarantee of 90% following a 120-day ramp-up period.
5.	DISCONTINUED OPERATIONS
In May 2008, CCA notified the Bay County Commission of its intention to exercise the Company’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The jail is owned by the County. During 2009, the Company reported expenses related to negative developments in outstanding legal matters at this facility which are presented as discontinued operations.
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

As previously described in Note 4, in April 2010, CCA announced that pursuant to a re-bid of the management contract at the 1,520-bed Gadsden Correctional Institution in Quincy, Florida, the Florida DMS indicated its intent to award the management of the Gadsden facility to another operator. CCA transitioned management of the Gadsden facility during the third quarter of 2010 to the new operator. Additionally, in April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.
The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Managed-only	$4,258	$10,579	$22,906	$31,968

	4,258	10,579	22,906	31,968

EXPENSES:
Managed-only	4,174	7,966	19,716	26,902
Depreciation and amortization	379	219	2,222	631
Goodwill impairment	—	—	1,684	—

	4,553	8,185	23,622	27,533

OPERATING INCOME (LOSS)	(295)	2,394	(716)	4,435

Other income	59	—	59	18

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES BEFORE INCOME TAX	(236)	2,394	(657)	4,453

Income tax (expense) benefit	89	(617)	253	(1,402)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES BEFORE INCOME TAX	$(147)	$1,777	$(404)	$3,051

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$4	$93
Accounts receivable	1,824	6,069
Other current assets	178	241

Total current assets	2,006	6,403

Property and equipment, net	—	2,555
Goodwill	—	1,684
Other assets	56	57

Total Assets	$2,062	$10,699

LIABILITIES

Accounts payable and accrued expenses	$2,357	$3,325

Total current liabilities	$2,357	$3,325

6.	DEBT
Debt outstanding as of September 30, 2010 and December 31, 2009 consists of the following (amounts in thousands):

	September 30,	December 31,
	2010	2009

Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2010 was 1.0%.	$257,966	$171,799

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $11.7 million and $12.7 million was unamortized at September 30, 2010 and December 31, 2009, respectively.	453,268	452,300

	$1,236,234	$1,149,099

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

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%. As of September 30, 2010, the Company had $258.0 million of outstanding borrowings under the Revolving Credit Facility as well as $30.3 million in letters of credit outstanding resulting in $149.5 million available under the Revolving Credit Facility.
Lehman Brothers Commercial Bank (“Lehman”), which holds a $15.0 million share in the Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At September 30, 2010, Lehman had funded $1.7 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is CCA’s expectation that going forward it will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. CCA does not believe that this reduction of credit has a material effect on its liquidity and capital resources. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings CCA has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be reduced further.
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
The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of September 30, 2010, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.
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
Stock Repurchase Program
In February 2010, the Company’s Board of Directors approved a stock repurchase program to purchase up to $250.0 million of CCA’s common stock through June 30, 2011. Through September 30, 2010, CCA completed the purchase of 6.4 million shares at a total cost of $128.4 million. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.
Restricted Stock
During the first nine months of 2010, CCA issued 332,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $6.9 million, including 285,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 47,000 restricted shares to employees whose compensation is charged to operating expense. During 2009, CCA issued 333,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense.

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
During the three months ended September 30, 2010, CCA expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.1 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2009, CCA expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.0 million of which was recorded in general and administrative expenses).
During the nine months ended September 30, 2010, CCA expensed $4.1 million, net of forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2009, CCA expensed $4.1 million, net of forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses). As of September 30, 2010, approximately 712,500 shares of restricted common stock and common stock units remained outstanding and subject to vesting.
Stock Options
During the nine months ended September 30, 2010, CCA issued to its directors, officers, and executive officers options to purchase 712,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $20.68 per share. During 2009, CCA issued to its officers, executive officers, and non-employee directors options to purchase 826,000 shares of common stock with an aggregate fair value of $3.4 million, with a weighted average exercise price of $11.93 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.
During the three months ended September 30, 2010 and 2009, CCA expensed $1.2 million and $1.0 million, respectively, net of forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2010 and 2009, CCA expensed $3.2 million and $3.1 million, respectively, net of forfeitures, relating to its outstanding stock options. As of September 30, 2010, options to purchase 3.7 million shares of common stock were outstanding with a weighted average exercise price of $16.26.

8.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted stock-based compensation and stock options.
A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
NUMERATOR
Basic:
Income from continuing operations	$42,111	$43,475	$113,892	$109,412
Income (loss) from discontinued operations, net of tax	(147)	1,777	(404)	3,051

Net income	$41,964	$45,252	$113,488	$112,463

Diluted:
Income from continuing operations	$42,111	$43,475	$113,892	$109,412
Income (loss) from discontinued operations, net of tax	(147)	1,777	(404)	3,051

Diluted net income	$41,964	$45,252	$113,488	$112,463

DENOMINATOR
Basic:
Weighted average common shares outstanding	110,160	114,771	112,814	116,391

Diluted:
Weighted average common shares outstanding	110,160	114,771	112,814	116,391
Effect of dilutive securities:
Stock options	711	1,154	773	870
Restricted stock-based compensation	192	244	157	191

Weighted average shares and assumed conversions	111,063	116,169	113,744	117,452

BASIC EARNINGS PER SHARE:
Income from continuing operations	$038	$0.38	$1.01	$0.94
Income (loss) from discontinued operations, net of tax	—	0.01	—	0.03

Net income	$0.38	$0.39	$1.01	$0.97

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.38	$1.00	$0.93
Income (loss) from discontinued operations, net of tax	—	0.01	—	0.03

Net income	$0.38	$0.39	$1.00	$0.96

9.	COMMITMENTS AND CONTINGENCIES
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
In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $37.7 million at September 30, 2010 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2010, the outstanding principal balance of the bonds exceeded the purchase price option by $10.0 million.
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
CCA’s effective tax rate was 37.5% and 37.9% during the three and nine months ended September 30, 2010, respectively, compared with 25.8% and 33.7% during the same periods in the prior year. CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income and could change in the future as a result of changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Income tax expense during the three and nine months ended September 30, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2009 also reflects the implementation of certain tax strategies, including the successful pursuit of additional federal and state tax credits pertaining to job creation totaling approximately $0.7 million, additional investment tax credits of $0.3 million resulting from capital expenditures in the state of Colorado, and $0.2 million of other federal and state tax credits.
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
CCA has a $0.2 million liability recorded for uncertain tax positions as of September 30, 2010, included in other non-current liabilities in the accompanying consolidated balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.2 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
11.	SEGMENT REPORTING
As of September 30, 2010, CCA owned and managed 45 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in the 2009 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue:
Owned and managed	$340,473	$335,470	$993,739	$977,797
Managed-only	84,865	78,752	243,721	228,718

Total management revenue	425,338	414,222	1,237,460	1,206,515

Operating expenses:
Owned and managed	214,727	218,557	641,761	637,009
Managed-only	73,772	69,531	214,811	200,164

Total operating expenses	288,499	288,088	856,572	837,173

Facility contribution:
Owned and managed	125,746	116,913	351,978	340,788
Managed-only	11,093	9,221	28,910	28,554

Total facility contribution	136,839	126,134	380,888	369,342

Other revenue (expense):
Rental and other revenue	1,812	1,217	5,371	4,892
Other operating expense	(3,661)	(3,387)	(11,488)	(11,228)
General and administrative	(23,606)	(21,704)	(62,087)	(65,015)
Depreciation and amortization	(26,195)	(25,313)	(76,715)	(74,497)

Operating income	$85,189	$76,947	$235,969	$223,494

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Capital expenditures:
Owned and managed	$13,480	$29,416	$89,587	$64,478
Managed-only	3,406	2,580	5,733	9,174
Discontinued operations	—	328	83	471
Corporate and other	1,849	3,733	5,333	11,296

Total capital expenditures	$18,735	$36,057	$100,736	$85,419

The assets for the reportable segments are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009
Assets:
Owned and managed	$2,732,165	$2,605,023
Managed-only	113,336	105,827
Corporate and other	170,701	184,194
Discontinued operations	2,062	10,699

Total assets	$3,018,264	$2,905,743

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

OVERVIEW
The Company
As of September 30, 2010, we owned 47 correctional and detention facilities, two of which we leased to other operators. As of September 30, 2010, we operated 66 facilities, including 45 facilities that we owned, with a total design capacity of approximately 90,000 beds in 19 states and the District of Columbia. We are also constructing an additional correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The facility, which we will own, is expected to house approximately 1,150 inmates and be completed during the first quarter of 2012.
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
Asset impairments. As of September 30, 2010, we had $2.5 billion in property and equipment. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of September 30, 2010, we had $12.0 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $5.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.8 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $7.1 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $3.4 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.
Self-funded insurance reserves. As of September 30, 2010, we had $33.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2010, we had $15.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total

Facilities as of December 31, 2008		43	22	3	68
Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of September 30, 2010		45	21	2	68

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009
Net income was $42.0 million, or $0.38 per diluted share, for the three months ended September 30, 2010, compared with net income of $45.3 million, or $0.39 per diluted share, for the three months ended September 30, 2009. During the nine months ended September 30, 2010, we generated net income of $113.5 million, or $1.00 per diluted share, compared with net income of $112.5 million, or $0.96 per diluted share, for the nine months ended September 30, 2009.
Net income during the nine months ended September 30, 2010 was negatively impacted by approximately $3.2 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities as further described hereafter. Net income during the nine months ended September 30, 2010 also included $4.1 million of bonuses paid to non-management level staff in-lieu of wage increases. For the nine months ended September 30, 2010, these charges amounted to $0.05 per diluted share, after taxes. Net income was also favorably impacted by our stock repurchase programs as further described hereafter.
Net income during the three and nine months ended September 30, 2009 was favorably impacted by an income tax benefit of $5.7 million, or $0.05 per diluted share, reflecting the reversal of an estimated liability for uncertain tax positions that were effectively settled during the third quarter of 2009 upon completion of an audit performed by the Internal Revenue Service of our 2006 and 2007 federal income tax returns. Additionally, net income during the nine months ended September 30, 2009 was negatively impacted by a $3.8 million charge, or $0.02 per diluted share after taxes, associated with debt refinancing transactions completed during the second quarter of 2009, as further described hereafter, which consisted of a tender premium paid to the holders of our previously outstanding 7.5% senior notes who tendered their notes to us at par pursuant to our tender offer, estimated fees and expenses associated with the tender offer, and the write-off of the debt premium and existing deferred loan costs associated with the purchase of the 7.5% senior notes. Net income during the nine months ended September 30, 2009 also reflected $4.6 million of consulting fees, or $0.03 per diluted share after taxes, in connection with a company-wide initiative to improve operational efficiencies.

Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue per compensated man-day	$58.48	$58.60	$58.49	$58.61
Operating expenses per compensated man-day:
Fixed expense	30.14	30.80	30.81	30.70
Variable expense	9.53	9.96	9.68	9.97

Total	39.67	40.76	40.49	40.67

Operating margin per compensated man-day	$18.81	$17.84	$18.00	$17.94

Operating margin	32.2%	30.4%	30.8%	30.6%

Average compensated occupancy	90.7%	91.2%	90.4%	90.3%

Average available beds	87,201	84,236	85,713	83,521

Average compensated population	79,053	76,835	77,491	75,400

Revenue
Average compensated population for the quarter ended September 30, 2010 increased 2,218 from 76,835 in the third quarter of 2009 to 79,053 in the third quarter of 2010. The increase in average compensated population resulted primarily from increases in average compensated population from the 2,232-bed Adams County Correctional Center which began receiving inmates during the third quarter of 2009 pursuant to a new management contract with the Federal Bureau of Prisons (“BOP”) as well as increases in average compensated populations from the state of California. These increases in average compensated population were partially offset by declines in compensated population resulting from the loss of Arizona inmates at our Diamondback Correctional Facility and Huerfano County Correctional Center.
Our total facility management revenue increased by $11.1 million, or 2.7%, during the third quarter of 2010 compared with the same period in the prior year resulting from an increase in revenue of approximately $12.0 million generated by an increase in the average daily compensated population during the third quarter of 2010. Partially offsetting the increase in facility management revenue resulting from the increase in compensated population was a slight decrease of 0.2% in the average revenue per compensated man-day.

Business from our federal customers, including primarily the BOP, the U.S. Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 43% and 40% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively, increasing 10.4%, from $485.6 million during the nine months ended September 30, 2009 to $536.0 million during the nine months ended September 30, 2010.
State revenues decreased $7.6 million, or 3.5%, from $218.3 million for the three months ended September 30, 2009 to $210.7 million for the three months ended September 30, 2010, and $16.0 million, or 2.5%, from $633.9 million for the nine months ended September 30, 2009 to $617.9 million for the nine months ended September 30, 2010.
State revenues declined as certain states, such as the states of Arizona, Washington, and Minnesota, have recently opened new correctional facilities within their respective states and reduced the number of inmates housed in facilities we operate, while other states have reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Additionally, we were notified by the Alaska Department of Corrections during the third quarter of 2009 that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. The state of Alaska completed the transfer of their inmate population out of our Red Rock facility during the fourth quarter of 2009. Partially offsetting these reductions in state revenues, we continued to receive additional inmates from the state of California throughout 2009 and into the first nine months of 2010 as they have turned to the private sector to help alleviate their overcrowded correctional system. We housed approximately 9,700 inmates from the state of California as of September 30, 2010, compared with approximately 7,800 California inmates as of September 30, 2009.
Economic conditions remain very challenging, putting continued pressure on state budgets. Although all of our state partners have passed balanced budgets for their 2011 fiscal years, some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing.
As of September 30, 2010, we had approximately 12,800 unoccupied beds at facilities that had availability of 100 or more beds, and an additional 1,124 beds under construction. Of these, approximately 2,500 beds are under guaranteed contracts with existing customers, and 1,200 beds are under contract (with no guarantee) with the OFDT at our California City facility, leaving us with 10,200 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating Expenses
Operating expenses totaled $292.2 million and $291.5 million for the three months ended September 30, 2010 and 2009, respectively, while operating expenses for the nine months ended September 30, 2010 and 2009 totaled $868.1 million and $848.4 million, respectively. Except for an increase in fixed expenses per compensated man-day for the nine-month period ended September 30, 2010, our fixed and variable expenses per compensated man-day for the three- and nine-month periods ended September 30, 2010 decreased from the comparable periods in the prior year. These reductions were attributable to the following facility activities, each as further described in our discussion of segment results hereafter:
•	a change in mission at our T. Don Hutto facility with lower operating requirements,

•
the favorable impact of continuing to generate compensated man-days guaranteed at our California City facility during the ramp-down phase of a contract with the BOP which terminated September 30, 2010,

•	the staffing expenses incurred in the prior year in anticipation of receiving inmates at our North Georgia, Adams County, La Palma, and Tallahatchie facilities, as well as

•	the ongoing company-wide initiative to reduce operating expenses.
These favorable events were partially offset by $2.6 million of start-up expenses incurred during the third quarter of 2010 at our newly constructed Nevada Southern Detention Center, which began receiving inmates in October 2010.
Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 64% and 66% of total operating expenses during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, facility salaries and benefits expense decreased $1.1 million and increased $12.7 million, respectively. Although we did not provide annual wage increases during 2009 to the majority of our employees, our salaries expense during 2010 included $4.1 million, or $0.19 per compensated man-day during the nine months ended September 30, 2010, of bonuses paid to non-management level staff in-lieu of wage increases. We will continue to monitor compensation levels very closely along with overall economic conditions to help ensure our compensation strategy results in competitive wages that contribute to the long-term success of our business.
Notwithstanding these bonus payments, salaries and benefits increased during 2010 periods compared with 2009 most notably at our Adams County facility that opened in the third quarter of 2009 and at our North Fork facility as a result of an increase in beds utilized from the state of California. Additionally, the activation of three facilities during the third quarter of 2010 also resulted in increases in salaries and benefits at our newly activated Nevada Southern Detention facility, Graceville Correctional Facility, and Moore Haven Correctional Facility.
Facility Management Contracts
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
We own and manage two facilities in Texas pursuant to management contracts that expire in February 2011, which are currently subject to a competitive procurement process. We have competitively bid on the continued management of these two facilities but cannot provide assurance that we will be successful in maintaining contracts at these two facilities. Total revenues at these two facilities represented less than 2% of our total revenue for the nine months ended September 30, 2010. Other than these specific contracts which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Owned and Managed Facilities:
Revenue per compensated man-day	$66.23	$66.73	$66.32	$66.94
Operating expenses per compensated man-day:
Fixed expense	31.72	32.89	32.67	33.04
Variable expense	10.05	10.59	10.16	10.57

Total	41.77	43.48	42.83	43.61

Operating margin per compensated man-day	$24.46	$23.25	$23.49	$23.33

Operating margin	36.9%	34.8%	35.4%	34.8%

Average compensated occupancy	88.6%	89.5%	88.4%	87.7%

Average available beds	63,075	61,054	62,087	61,040

Average compensated population	55,878	54,641	54,889	53,510

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Managed Only Facilities:
Revenue per compensated man-day	$39.80	$38.57	$39.50	$38.27
Operating expenses per compensated man-day:
Fixed expense	26.32	25.63	26.30	25.00
Variable expense	8.28	8.42	8.52	8.50

Total	34.60	34.05	34.82	33.50

Operating margin per compensated man-day	$5.20	$4.52	$4.68	$4.77

Operating margin	13.1%	11.7%	11.8%	12.5%

Average compensated occupancy	96.1%	95.7%	95.7%	97.4%

Average available beds	24,126	23,182	23,626	22,481

Average compensated population	23,175	22,194	22,602	21,890

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the three months ended September 30, 2010 increased to 36.9% compared with 34.8% for the same three-month period in 2009. Our operating margins at owned and managed facilities for the nine months ended September 30, 2010 increased to 35.4% compared with 34.8% for the same nine-month period in 2009.
A change in mission at our T. Don Hutto facility from housing families to female detainees since the end of the second quarter of 2009 contributed to the reductions in both revenue and expenses per compensated man-day, as the per diem and operating requirements are both lower under the revised management contract. Salaries per compensated man-day were also negatively affected during the third quarter of 2009 due to hiring staff in anticipation of receiving inmates from the BOP at our Adams County facility, and from the state of California at our La Palma and Tallahatchie facilities, and inefficiencies due to the transition of certain inmate populations at our Huerfano and Prairie facilities in the prior year quarter.
Facility contribution or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $8.8 million, from $116.9 million during the third quarter of 2009 to $125.7 million during the third quarter of 2010, an increase of 7.6%. Facility contribution at our owned and managed facilities increased $11.2 million, from $340.8 million during the nine months ended September 30, 2009 to $352.0 million during the nine months ended September 30, 2010, an increase of 3.3%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the three and nine months ended September 30, 2010 of 2.3% and 2.6%, respectively, over the same periods in the prior year.

The most notable increases in compensated population during the three and nine months ended September 30, 2010 occurred at the Adams County facility which commenced operations with the BOP in the third quarter of 2009. Additionally, we experienced increases in compensated population from the state of Georgia at our Coffee and Wheeler facilities, which we recently expanded, and from the state of California at our La Palma, Tallahatchie, and North Fork facilities. Our total revenues increased by $23.0 million and $68.4 million at these six facilities during the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. In November 2010, the CDCR extended the agreement with us to manage up to 9,588 inmates at four of the five facilities we currently manage for them, and notified us of its Intent to Award an additional contract to manage up to 3,256 offenders at our Crowley County Correctional Facility and our currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, we expect to have the opportunity to house a total of up to 12,844 inmates for the CDCR in six of our facilities. The extension, which is subject to appropriations by the California legislature, begins July 1, 2011 and expires June 30, 2013. The Intent to Award is subject to final negotiations and is not currently expected to result in inmate populations until the second half of 2012. As a result of the Intent to Award, we are in discussions with Colorado to provide alternatives for housing approximately 1,600 Colorado inmates currently at our Crowley facility. As of September 30, 2010, we held approximately 9,700 inmates from the state of California.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation under an executive order established by the Governor of California. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. The expiration on June 30, 2011 of the statutory authority established by the state legislature to transfer California inmates to out-of-state private correctional facilities precedes the expiration of our management contract on June 30, 2013. If expiration of the statutory authority is not extended, we believe the authority to utilize out-of-state beds will continue under the existing executive order of the Governor. If transfers from California are limited as a result of one or more of these proceedings, we would market the beds housed by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. Approximately 12.5% of our management revenue for the nine months ended September 30, 2010 was generated from the CDCR.
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
During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010, after the state of Washington had removed all of its offenders from the Prairie facility. We expect the beds at the Prairie facility to be fully utilized by the CDCR commencing in the second half of 2012 under a new contract as previously described herein.
Total revenues at the Huerfano, Diamondback, and Prairie facilities were $50,000 and $20.7 million during the three and nine months ended September 30, 2010, respectively, compared with $19.4 million and $61.2 million during the three and nine months ended September 30, 2009, respectively.
During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation (“CAR 10”) our 2,304-bed California City Correctional Center in California was not selected for the continued management of the offenders from the BOP located at this facility. The contract with the BOP at the California City facility had a 95% guaranteed occupancy provision through its expiration on September 30, 2010. In September 2010, we announced a 15-year agreement with California City, California to manage federal populations at the California City facility under an Intergovernmental Service Agreement. The management contract, which is co-terminous with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. We began ramping USMS populations at the facility in early October 2010. Although the agreement has no guaranteed occupancy, we expect the USMS to utilize approximately 1,200 beds by the end of the third quarter of 2011.
Managed-Only Facilities
Our operating margins increased at managed-only facilities during the three months ended September 30, 2010 to 13.1% from 11.7% during the three months ended September 30, 2009. However, our managed-only operating margins decreased during the nine months ended September 30, 2010 to 11.8% from 12.5% during the nine months ended September 30, 2009. The managed-only business remains very competitive and continues to put pressure on per diem rates resulting in only marginal increases in the managed-only revenue per compensated man-day.

Operating expenses per compensated man-day increased to $34.60 during the three months ended September 30, 2010 compared with $34.05 during the same period in the prior year. Operating expenses per compensated man-day also increased to $34.82 during the nine months ended September 30, 2010 compared with $33.50 during the same period in the prior year. Fixed operating expenses per compensated man-day for the nine-month period ended September 30, 2010 were affected by increases in personnel costs caused largely by the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases. Additionally, during the nine months ended September 30, 2010, reserves for pending litigation increased by $2.1 million compared to the same period in the prior year within the managed-only segment, contributing to increases in variable operating expenses per compensated man-day. Although we believe the reserves for these legal matters are the best estimate of the ultimate outcome, it is reasonably possible that the reserves on one or more of these legal matters could increase in the future.
Partially offsetting the aforementioned increases in managed-only operating expenses, reductions in operating expenses were achieved through reductions in other variable expenses resulting from efforts to contain costs through a company-wide initiative to improve operating efficiencies. Further, in certain instances, in order to assist our customers in meeting their budgetary challenges, we agreed to contract modifications that curtailed per diem rates and operating expenses.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Intergovernmental Service Agreement between Hall County, Georgia and ICE, we expect to house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. The commencement of operations at this facility resulted in an increase in revenue of $2.2 million and $6.2 million for the three and nine months ended September 30, 2010, respectively.
During the three and nine months ended September 30, 2010, managed-only facilities generated 8.1% and 7.6%, respectively, of our total facility contribution compared with 7.3% and 7.7% during the three and nine months ended September 30, 2009, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.

In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility during the third quarter of 2010. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.
General and administrative expense
For the three months ended September 30, 2010 and 2009, general and administrative expenses totaled $23.6 million and $21.7 million, respectively, while general and administrative expenses totaled $62.1 million and $65.0 million, respectively, during the nine months ended September 30, 2010 and 2009. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.
General and administrative expenses decreased from the nine months ended September 30, 2009 primarily as a result of a $4.6 million consulting fee reflected during the nine months ended September 30, 2009 associated with a company-wide initiative to improve operational efficiency. General and administrative expenses during the third quarter of 2009 also included a $1.5 million accrual for the contractual severance benefit for our former Chief Executive Officer who announced his decision to step down in August 2009. General and administrative expenses during the third quarter of 2010 included increases in incentive compensation, consulting fees, and charges associated with the abandonment of potential development projects.
Depreciation and amortization
For the three months ended September 30, 2010 and 2009, depreciation and amortization expense totaled $26.2 million and $25.3 million, respectively. For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense totaled $76.7 million and $74.5 million, respectively. The increase in depreciation and amortization from the comparable periods in 2009 resulted from the combination of additional depreciation expense recorded on various completed facility expansion and development projects and on our other capital expenditures.

Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2010 and 2009. Gross interest expense, net of capitalized interest, was $18.5 million and $19.2 million, respectively, for the three months ended September 30, 2010 and 2009 and was $54.2 million and $57.0 million, respectively, for the nine months ended September 30, 2010 and 2009. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We expect gross interest expense to increase in the future as we utilize our revolving credit facility to fund our stock repurchase program and/or additional expansion and development projects. Additionally, the repayment of our $450.0 million 7.5% senior notes with the net proceeds from the issuance in June 2009 of our $465.0 million 7.75% senior notes, which were issued at a discount to par resulting in a yield to maturity of 8.25%, will result in an increase in interest expense compared with the prior year-to-date period. However, as further described hereafter, this refinancing extended our debt maturities and provides us with more financial flexibility to take advantage of opportunities that may require additional capital. Further, we have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (“LIBOR”). It is possible that the LIBOR could increase in the future.
Gross interest income was $0.6 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively. Gross interest income was $1.7 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $1.0 million and $0.3 million during the three months ended September 30, 2010 and 2009, respectively, and was $3.7 million and $0.8 million during the nine months ended September 30, 2010 and 2009, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing transactions
As further described hereafter, in June 2009, we used the net proceeds from the sale and issuance of our new $465.0 million 7.75% senior notes to purchase, redeem, or otherwise acquire our $450.0 million 7.5% senior notes. A substantial portion of the notes was repaid in connection with a tender offer for such notes announced in May 2009. In connection with the refinancing, we incurred a charge of $3.8 million, consisting of the tender premium paid to the note holders who validly tendered their notes, fees, along with expenses associated with the tender offer, and write-off of loan costs and debt premium associated with the 7.5% senior notes.
Income tax expense
We incurred income tax expense of $25.3 million and $69.7 million for the three and nine months ended September 30, 2010, respectively, while we incurred income tax expense of $15.1 million and $55.5 million for the three and nine months ended September 30, 2009, respectively.
Our effective tax rate was 37.5% and 37.9% during the three and nine months ended September 30, 2010, respectively, compared with 25.8% and 33.7% during the three- and nine-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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
Discontinued operations
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, our contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility, which is owned by the county, are being reported as discontinued operations for all periods presented. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters) net of taxes, for the nine months ended September 30, 2009.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009, for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the nine months ended September 30, 2009.
As previously described in the “Managed-Only Facilities” section of this Management’s Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $0.1 million and a profit of $1.8 million, net of taxes, for the three months ended September 30, 2010 and 2009. These two facilities operated at a loss of $0.4 million and a profit of $3.8 million, net of taxes, for the nine months ended September 30, 2010 and 2009, respectively, inclusive of non-cash charges totaling approximately $3.2 million during 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts.

LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2009 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, including by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
In May 2008, we announced that we were awarded a contract by the OFDT to deliver services at a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center. We completed construction during the third quarter of 2010, at a cost of approximately $83.5 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As a result of the award, we expanded our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions are complete and cost approximately $60.0 million. In addition to the guarantee on the previously existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.
During the third quarter of 2010, we further amended our contract with the Georgia Department of Corrections to house up to 2,628 inmates at each facility. The latest increase required no additional capital expenditures. As of September 30, 2010, we housed approximately 5,200 inmates from the state of Georgia at these facilities.
In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

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
During the first nine months of 2010, we capitalized $24.4 million of facility maintenance and technology related expenditures, compared with $30.9 million during the first nine months of 2009. We expect to incur approximately $42.4 million to $47.4 million in facility maintenance and information technology expenditures during 2010, and approximately $99.7 million to $109.7 million on prison development and expansions. During the year ended December 31, 2009, we capitalized $48.9 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $61.2 million to $61.9 million in federal and state income taxes during 2010, compared with $63.5 million during 2009. Income taxes paid in 2010 and 2009 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010 and the American Recovery and Reinvestment Act of 2009, respectively.
Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned 1,500-bed expansions for the state of Georgia, the 1,072-bed facility we are constructing in Nevada for the OFDT, and the new Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Through the expiration of this stock repurchase plan on December 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million, or an average price of $11.72 per share. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase under the $150.0 million stock repurchase plan was in March 2009. In February 2010, our Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through September 30, 2010, we have completed the purchase of 6.4 million shares under the $250.0 million stock repurchase plan at a total cost of $128.4 million, or an average price of $19.95 per share.
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

As of September 30, 2010, our liquidity was provided by cash on hand of $34.4 million and $149.5 million available under our $450.0 million revolving credit facility. During the nine months ended September 30, 2010 and 2009, we generated $139.2 million and $217.4 million, respectively, in cash through operating activities, and as of September 30, 2010, we had net working capital of $219.6 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility is a defaulting lender under the terms of the credit agreement. At September 30, 2010, Lehman had funded $1.7 million in borrowings and $1.1 million in letters of credit that remained outstanding on the facility. The loan balance will be repaid on a pro-rata basis to the extent that LIBOR-based loans are repaid on tranches Lehman previously funded. It is our expectation that going forward we will not have access to additional incremental funding from Lehman, and to the extent Lehman’s funding is reduced, it will not be replaced. We do not believe that this reduction of credit has had a material effect on our liquidity and capital resources. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be reduced further.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of a number of contracts from our major customers could have an adverse effect on our cash flow and financial condition. At September 30, 2010, we had accounts receivable outstanding from the state of California totaling $95.9 million, including past due amounts caused by delays in the passage of the state budget. Now that the budget has passed, we expect to resume receiving payments from the state of California during the fourth quarter of 2010.
As of September 30, 2010, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $258.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.2%, while our total weighted average maturity was 4.1 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.

Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2010 was $139.2 million, compared with $217.4 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes, goodwill impairment, and expenses associated with debt refinancing activities. The decrease in cash provided by operating activities for the nine months ended September 30, 2010 was primarily due to unfavorable fluctuations in working capital balances during the first nine months of 2010 compared to the same period in 2009, including primarily the aforementioned delay in collections from the state of California.
Investing Activities
Our cash flow used in investing activities was $113.2 million for the nine months ended September 30, 2010 and was primarily attributable to capital expenditures during the nine-month period of $113.0 million, including expenditures for facility development and expansions of $88.0 million primarily related to the aforementioned facility expansion and development projects during the period. Our cash flow used in investing activities was $84.7 million for the nine months ended September 30, 2009 and was primarily attributable to capital expenditures during the nine-month period of $83.9 million, including expenditures for facility development and expansions of $52.2 million.
Financing Activities
Cash flow used in financing activities was $37.5 million for the nine months ended September 30, 2010 and was primarily attributable to paying $131.4 million to purchase common stock, including $128.4 million in connection with the aforementioned stock repurchase program and $3.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $86.2 million of net proceeds from net borrowings on our revolving credit facility and by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $7.7 million. Our cash flow used in financing activities was $113.1 million for the nine months ended September 30, 2009 and was primarily attributable to $116.7 million used to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $6.3 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2010 (in thousands):

	Payments Due By Year Ended December 31,
	2010
	(remainder)	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$257,966	$375,000	$150,000	$465,000	$1,247,966
Interest on senior notes	18,019	69,600	69,600	57,881	41,100	90,094	346,294
Contractual facility expansions	4,995	45,408	8,900	—	—	—	59,303
Operating leases	495	6,045	6,065	6,085	6,105	33,043	57,838

Total contractual cash obligations	$23,509	$121,053	$342,531	$438,966	$197,205	$588,137	$1,711,401

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $30.3 million of letters of credit outstanding at September 30, 2010 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2010 or 2009. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2010, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.6 million and $1.5 million, respectively.
As of September 30, 2010, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 – July 31, 2010	1,622,700	$19.06	1,622,700	$130,500,454
August 1, 2010 – August 31, 2010	430,858	$20.67	430,858	$121,596,501
September 1, 2010 – September 30, 2010	—	$—	—	$121,596,501

Total	2,053,558	$19.40	2,053,558	$121,596,501

(1)
On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. As of September 30, 2010, the Company had repurchased a total of 6.4 million common shares at an aggregate cost of approximately $128.4 million.

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

Date: November 5, 2010	CORRECTIONS CORPORATION OF AMERICA
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer