Form 10-K
period 2010-12-31
CORRECTIONS CORP OF AMERICA
filed 2011-02-25
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐ No ☑
The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $2,085,120,098 as of June 30, 2010, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 17, 2011 was 109,169,428.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, currently scheduled to be held on May 12, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-K
For the fiscal year ended December 31, 2010

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
•
fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

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

PART I.
ITEM 1. BUSINESS.
Overview
We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 66 correctional and detention facilities, including 45 facilities that we own, with a total design capacity of approximately 90,000 beds in 19 states and the District of Columbia. We are also constructing an additional 1,124-bed correctional facility in Millen, Georgia under a contract awarded by the Georgia Department of Corrections. The facility, which we will own, is currently expected to be completed during the first quarter of 2012. We also own two additional correctional facilities that we lease to third-party operators.
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
Our website address is www.cca.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this Annual Report.
Operations
Management and Operation of Correctional and Detention Facilities
Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2010, 2009, and 2008, federal correctional and detention authorities represented 43%, 40%, and 41%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.
Our management services contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.
We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2010, 2009, and 2008, the average compensated occupancy of our facilities, based on rated capacity, was 90.2%, 90.6%, and 95.5%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued.

As of December 31, 2010, we had approximately 11,700 unoccupied beds in inventory at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development. Of those, 1,200 beds are under guaranteed contracts with existing customers, leaving us with 11,600 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.
Operating Procedures
Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 85% of the facilities we operated at December 31, 2010 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.
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
We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, The Joint Commission, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. Our facilities not only operate under these established standards (we have sought and received accreditation for 56 of the facilities we operated as of December 31, 2010) but are consistently challenged by management to exceed these standards. This challenge is presented, in large part, through an extensive, comprehensive Quality Assurance Program. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.

Our Quality Assurance Department independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Quality Assurance Department consists of two major sections. The first is the Research and Analysis Section, which collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Analysis Section provides timely, independently generated performance and trend data to senior management. The second major section within the Quality Assurance Department is the Operational Audit Section. This section consists of two full time audit teams comprised of subject matter experts from all the major discipline areas within institutional operations. Routinely, these two audit teams conduct rigorous, on site annual evaluations of each facility we operate with no advance notice. Highly specialized, discipline specific audit tools, containing over 1,600 audited items across eleven major operational areas, are employed in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. The Company has devoted significant resources to the Quality Assurance Department, enabling us to monitor compliance with contractual requirements, outside agency and accrediting organization standards. Quality Assurance closely monitors all efforts by our facilities to deliver the exceptional quality of services and operations expected.
Prisoner Transportation Services
We currently provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. During the years ended December 31, 2010, 2009, and 2008, TransCor generated total consolidated revenue of $4.0 million, $4.0 million, and $6.9 million, respectively, comprising 0.2%, 0.2%, and 0.4% of our total consolidated revenue in each respective year. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.
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

•	Leased Facilities. Leased facilities are facilities that we own but do not manage, that are leased to third-party operators.

Facilities and Facility Management Contracts
We own 47 correctional and detention facilities in 14 states and the District of Columbia, two of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 21 correctional and detention facilities owned by government agencies. The segment disclosures are included in Note 17 of the Notes to the Financial Statements. The following table sets forth all of the facilities that we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2011 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2013	(3) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2013	(3) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2013	Indefinite

Red Rock Correctional Center Eloy, Arizona	State of California	1,596	Medium	Correctional	June 2013	Indefinite

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2011	—

California City Correctional Center California City, California	Office of the Federal Detention Trustee	2,304	Medium	Correctional	September 2025	—

San Diego Correctional Facility (D) San Diego, California	ICE	1,154	Minimum/ Medium	Detention	June 2011	(4) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2011	—

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2011	—

Huerfano County Correctional Center (E) Walsenburg, Colorado	—	752	Medium	Correctional	—	—

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2011	—

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2011	(23) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	November 2011	(1) 1 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2011	(23) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2011	(3) 5 year

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2011	—

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum/ Medium	Correctional	June 2011	(1) 2 year

Otter Creek Correctional Center (G) Wheelwright, Kentucky	Commonwealth of Kentucky	656	Minimum/ Medium	Correctional	June 2012	(1) 1 year (1) 2 year

Prairie Correctional Facility (H) Appleton, Minnesota	—	1,600	Medium	Correctional	—	—

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2013	(3) 2 year

Tallahatchie County Correctional Facility (I) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2013	Indefinite

Crossroads Correctional Center (J) Shelby, Montana	State of Montana	664	Multi	Correctional	August 2011	(4) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2015	(3) 5 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2014	(3) 2 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2013	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2011	(2) 2 year

Queensgate Correctional Facility (K) Cincinnati, Ohio	—	850	Medium	—	—	—

Cimarron Correctional Facility (L) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2011	(3) 1 year

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Davis Correctional Facility (L) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2011	(3) 1 year

Diamondback Correctional Facility (E) Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—

North Fork Correctional Facility Sayre, Oklahoma	State of California	2,400	Medium	Correctional	June 2013	Indefinite

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2011	(9) 2 year

Shelby Training Center Memphis, Tennessee	—	200	Secure	—	—	—

Whiteville Correctional Facility (M) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2011	(1) 1 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	August 2011	—

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2011	(3) 2 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2011	(3) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2011	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2012	(1) 5 year

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	August 2011	—

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Non-Secure	Detention	January 2015	Indefinite

D.C. Correctional Treatment Facility (N) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	—

Managed Only Facilities:

Bay Correctional Facility Panama City, Florida	State of Florida	985	Medium	Correctional	July 2013	(2) 2 year

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	Indefinite

Graceville Correctional Facility Graceville, Florida	State of Florida	1,884	Minimum/ Medium	Correctional	September 2013	(2) 2 year

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2012	Indefinite

Moore Haven Correctional Facility Moore Haven, Florida	State of Florida	985	Minimum/Medium	Correctional	July 2013	(2) 2 year

North Georgia Detention Center Hall County, Georgia	ICE	502	Medium	Detention	March 2014	Indefinite

						Remaining
	Primary	Design	Security	Facility		Renewal
Facility Name	Customer	Capacity (A)	Level	Type (B)	Term	Options (C)

Idaho Correctional Center Boise, Idaho	State of Idaho	2,016	Multi	Correctional	June 2014	(2) 2 year

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2020	—

Delta Correctional Facility Greenwood, Mississippi	State of Mississippi	1,172	Minimum/Medium	Correctional	July 2011	—

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	June 2011	(4) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2011	(4) 3 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	December 2010	—

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2012

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,092	Multi	Detention	July 2014	—

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2012	(2) 3 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Leased Facilities:

Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	September 2015	—

Community Education Partners (O) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2014	—

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

(B)
We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2010. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)
The facility is subject to a ground lease with the County of San Diego whereby the initial lease term is 18 years from the commencement of the contract, as defined. Upon expiration of the lease in December 2015, ownership of the facility automatically reverts to the County of San Diego.

(E)
During the first quarter of 2010, we were notified by the state of Arizona of their decision not to renew the management contracts at the Huerfano County Correctional Center upon its expiration on March 8, 2010 and the Diamondback Correctional Facility upon its expiration on May 1, 2010.

(F)
The facility is subject to a purchase option held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.

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

(H)
During December 2009, we announced our decision to cease operations at our Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states removed the populations held at Prairie.

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

(L)
The facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.

(M)
The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.

(N)
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
Facilities Under Construction or Development
In September 2010, we announced that we were awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally the contract provides for a population guarantee of 90% following a 120-day ramp-up period.
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
Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 43%, 40%, and 41% of total revenue in 2010, 2009, and 2008, respectively. The BOP, USMS, and ICE, along with the State of California Department of Corrections and Rehabilitation (“CDCR”), were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 15%, 13%, and 13% of total revenue for 2010, 2009, and 2008, respectively. The USMS accounted for 16%, 15%, and 14% of total revenue for 2010, 2009, and 2008, respectively. ICE accounted for 12%, 12%, and 13% of total revenue for 2010, 2009, and 2008, respectively. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.
Business from our state customers, which constituted 50%, 52%, and 51% of total revenue during 2010, 2009, and 2008, respectively, decreased 1.3% from $849.3 million during 2009 to $838.5 million during 2010, as certain states, such as the states of Arizona, Washington, and Minnesota, added additional bed capacity within their respective states and reduced the number of inmates housed in facilities we operate, while other states have reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Partially offsetting these reductions in state revenues, we continued to receive additional inmates from the state of California throughout 2009 and 2010 as they have turned to the private sector to help alleviate their overcrowded correctional system. The CDCR accounted for 13%, 11%, and 6% of total revenue for 2010, 2009, and 2008, respectively.
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
Available Beds within Our Existing Facilities. As of December 31, 2010, we had approximately 11,700 unoccupied beds in facilities that had availability of 100 or more beds, and an additional 1,124 beds under construction. Of these, approximately 1,200 beds are under guaranteed contracts with existing customers, leaving us with 11,600 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.
Development and Expansion Opportunities. Although the demand for prison beds in the short term has been and could continue to be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the aforementioned 1,124-bed Jenkins Correctional Center that we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
Diverse, High Quality Customer Base. We provide services under management contracts with federal, state, and local agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years which contribute to our relatively predictable and stable revenue base.
Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in revenues, operating income, facility operating margins, and profitability.

Financial Flexibility. As of December 31, 2010, we had cash on hand of $25.5 million and $228.2 million available (net of $13.9 million of unfunded borrowings and $1.1 million of letters of credit issued by Lehman Brothers Commercial Bank, which committed $15.0 million under our revolving credit facility, declared bankruptcy in 2008, and is no longer funding borrowing requests) under our $450.0 million revolving credit facility, and no debt maturities until December 2012. During the year ended December 31, 2010, we generated $255.5 million in cash through operating activities, and as of December 31, 2010, we had net working capital of $172.4 million. As a “well-known seasoned issuer”, as currently defined by the SEC, we have the ability to file a “shelf” registration statement that automatically becomes effective enabling us to issue debt and equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
At December 31, 2010, the interest rates on all our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $178.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.5%, while our total weighted average debt maturity was 3.9 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Business Strategy
Our primary business strategy is to provide quality corrections services, offer a compelling value, and increase occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our government partners.
Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality services provided. Approximately 85% of the facilities we operated as of December 31, 2010 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 25 years of corrections experience and an average tenure of 14 years with us.
Offer Compelling Value. We believe that our government partners also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our government partners by reducing their correctional services costs while allowing them to avoid long-term pension obligations for their employees and large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified during 2009 and 2010, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. Accordingly, we established a customer response team to create unique solutions for our government partners to help them manage their correctional costs while minimizing the financial impact to us.

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
Capital Strategy
We believe the successes of our business and financing strategies have provided us with the financial flexibility to take advantage of various opportunities as they arise. During 2010, 2009, and 2008, we generated operating income of $323.1 million, $307.4 million, and $293.5 million, respectively.
During June 2009, we completed the sale and issuance of $465.0 million aggregate principal amount of 7.75% unsecured senior notes pursuant to a prospectus supplement under an automatically effective shelf registration statement that we filed with the SEC on May 19, 2009. The 7.75% unsecured senior notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. We used the net proceeds from the sale of the 7.75% unsecured senior notes to purchase, redeem, or otherwise acquire our 7.5% unsecured senior notes, to pay fees and expenses, and for general corporate purposes. Replacing the 7.5% unsecured senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% unsecured senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012.
As of December 31, 2010, we had $55.1 million in estimated costs remaining to complete the aforementioned 1,124-bed Jenkins Correctional Center. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital.

As of December 31, 2010, we had cash on hand of $25.5 million and $228.2 million available under a $450 million senior secured revolving credit facility, which, based on our current leverage ratio, currently bears interest at a base rate or LIBOR plus a margin of 0.75%. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until December 2012. We believe we have ample access to additional capital and may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, refinancing existing indebtedness, extending our average debt maturities in a favorable interest rate environment or taking advantage of build-to-suit opportunities that generate favorable investment returns.
In November 2008, our Board of Directors approved a program valid through December 31, 2009 to repurchase up to $150.0 million of our common stock through purchases from time to time in the open market or through privately negotiated transactions, in accordance with SEC requirements. During 2008 and 2009, we purchased 10.7 million shares of common stock under the repurchase program for $125.0 million at an average price of $11.72 per share.
During February 2010, our Board of Directors approved another program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is essentially the same as the previous repurchase program, where purchases are made from time to time in the open market or in privately negotiated transactions, in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices that would equal or exceed the rates of return we require when we invest in new beds. Through December 31, 2010, we completed the purchase of 7.1 million shares under the $250.0 million stock repurchase plan at a total cost of $145.7 million, or an average price of $20.41 per share. We believe we have the ability to fund the stock repurchase program as well as our capital expenditure requirements, including the construction projects under development, maintenance and information technology capital expenditures, working capital, and debt service requirements with cash on hand, cash from operating activities, and borrowings available under our revolving credit facility, while maintaining sufficient liquidity.
The Corrections and Detention Industry
We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our government partners’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2010):
Growing United States Prison Population. At year-end 2009, federal and state correctional authorities had jurisdiction over 1.6 million prisoners. The annual growth rate of the federal and state prison population increased 0.2% for the year ended December 31, 2009, which was less than the average annual growth rate of 1.8% from 2000 to 2009. During 2009, the total number of prisoners under federal jurisdiction increased 3.4%, while state prison populations declined 0.2%. Federal agencies are collectively our largest customer and accounted for 43% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2010. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—decreased slightly from 504 prisoners per 100,000 U.S. residents in 2008 to 502 prisoners per 100,000 U.S. residents in 2009.
Prison Overcrowding. The growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2009, at least 19 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 36% above capacity at December 31, 2009.

Acceptance of Privatization. The prisoner population housed in privately managed facilities in the United States as of December 31, 2009 was approximately 129,000. At December 31, 2009, 16.4% of federal inmates and 6.8% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 120%, while the number of state inmates held in private facilities has increased approximately 33%. Nineteen states had at least 5% of their prison population held in private facilities at December 31, 2009. Six states housed at least 25% of their prison population in private facilities as of December 31, 2009 — New Mexico (43%), Montana (40%), Alaska (31%), Vermont (30%), Hawaii (28%), and Idaho (28%).
Governmental Budgeting Constraints. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. The use of facilities owned and managed by private operators allows governments to expand prison capacity without incurring large capital commitments or debt required to increase correctional capacity. Outsourcing correctional services to private operators also enables government agencies to avoid costly long-term pension obligations. We believe these advantages translate into significant cost savings for government agencies.
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
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information and other identifying information. For example, federal and various state laws and regulations strictly regulate the disclosure of patient identifiable information related to substance abuse treatment. Further, various state laws and regulations require providers and other entities to notify affected individuals in the event of a data breach involving certain types of individually identifiable health or financial information, and these requirements may be more restrictive than the regulations issued under HIPAA and the ARRA. These statutes vary and could impose additional penalties.
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

Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience or an increase in medical costs. We are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.
Employees
As of December 31, 2010, we employed approximately 17,000 employees. Of such employees, approximately 370 were employed at our corporate offices and approximately 16,630 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.
Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.
We have not experienced a strike or work stoppage at any of our facilities. Approximately 770 employees at three of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.
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
We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2010, 2009, and 2008 was 90.2%, 90.6%, and 95.5%, respectively. Occupancy rates may, however, decrease below these levels in the future.
We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. During 2009 and 2010, the state of California delayed payments of cash to us and in 2009 issued interest bearing warrants, also known as IOU’s. Although the state of California ultimately redeemed the warrants issued in 2009 for cash, if California were to resume issuing warrants or if several additional major customers substantially delayed their cash payments to us, our liquidity could be materially affected. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures have been compounded by the current economic downturn. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our customers could reduce inmate population levels in facilities we manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.
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
We are subject to termination or non-renewal of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 26 of our facility management contracts with the customers listed under “Business — Facility Portfolio — Facilities and Facility Management Contracts” have expired (1) or are currently scheduled to expire (25) on or before December 31, 2011. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future.
We own and manage two facilities in Texas pursuant to management contracts that expire in August 2011, which are currently subject to a competitive procurement process. We have competitively bid on the continued management of these two facilities but cannot provide assurance that we will be successful in maintaining contracts at these two facilities. Total revenues at these two facilities represented less than 2% of our total revenue for 2010. Other than these specific contracts which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.
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
Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

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
We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 43% of our total revenues for the fiscal year ended December 31, 2010 ($717.8 million). The USMS accounted for 16% of our total revenues for the fiscal year ended December 31, 2010 ($271.6 million), BOP accounted for 15% of our total revenues for the fiscal year ended December 31, 2010 ($249.6 million), and ICE accounted for 12% of our total revenues for the fiscal year ended December 31, 2010 ($196.6 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 13% of our total revenues for the fiscal year ended December 31, 2010 ($214.0 million). In November 2010, the CDCR extended the agreement with us to manage up to 9,588 inmates at four of the five facilities we currently manage for them, and notified us of its Intent to Award an additional contract to manage up to 3,256 offenders. As of December 31, 2010, we housed approximately 10,250 inmates from the state of California. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. The expiration on June 30, 2011 of the statutory authority established by the state legislature to transfer California inmates to out-of-state private correctional facilities precedes the expiration of our management contract on June 30, 2013. If expiration of the statutory authority is not extended, we believe the authority to utilize out-of-state beds will continue under the existing executive order of the Governor.
In January 2011, newly elected California Governor Jerry Brown proposed a state budget which calls for a significant reallocation of responsibilities between the state government and local jurisdictions, including transferring some number of inmates from state custody to the custody of cities and counties. At this point in time it is too early to reasonably assess the likelihood the budget passes as proposed or the opportunities or challenges that could develop as a result of this proposal. However, if the budget is implemented as proposed, there could ultimately be a reduction in demand for our services because a large number of inmates may be transferred to city and county government facilities, and the state may then seek the return of inmates we currently house to space that is freed up in California state facilities. A significant reduction in demand from California would have a material adverse effect on our results of operations.
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
As of December 31, 2010, we employed approximately 17,000 employees. Approximately 770 of our employees at three of our facilities, or less than 5% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New and anticipated executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.
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
Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities, including the facility under construction in Millen, Georgia, are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2010, the facilities subject to these options generated $290.1 million in revenue (17.3% of total revenue) and incurred $198.3 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.”
In addition, the ownership of two of our facilities (that are also subject to options to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 5 to 7 years, revert to the respective governmental agency contracting with us. See “Business — Facility Portfolio — Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2010, the facilities subject to reversion generated $73.6 million in revenue (4.4% of total revenue) and incurred $54.4 million in operating expenses.
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
As of December 31, 2010, we had total indebtedness of $1,156.6 million. Our indebtedness could have important consequences. For example, it could:
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
The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur significant additional indebtedness in the future. However, in the future, we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2010, we had $228.2 million of additional borrowing capacity available under our $450.0 million revolving credit facility. In addition, we may issue an indeterminate amount of securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.
During the financial crisis in 2008 and 2009, several large financial institutions failed while others became dependent on the assistance of the federal government to continue to operate as a going concern. Lehman Brothers Commercial Bank, which holds a $15.0 million share in our revolving credit facility, is a defaulting lender under the terms of the credit agreement.
We can provide no assurance that the remaining banks that have made commitments under our revolving credit facility will continue to operate as a going concern in the future. If any of the remaining banks in the lending group were to fail, it is possible that the capacity under the revolving credit facility would be further reduced. In the event that the availability under the revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the revolving credit facility, or (iii) accessing the public capital markets. Such alternatives would likely be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The properties we owned at December 31, 2010 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this Annual Report.
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
ITEM 4. (REMOVED AND RESERVED).

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Distributions on Capital Stock
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 18, 2011 the last reported sale price of our common stock was $24.95 per share and there were approximately 4,500 registered holders and approximately 30,000 beneficial holders, respectively, of our common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.
Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2010
First Quarter	$25.17	$17.49
Second Quarter	$21.75	$19.07
Third Quarter	$25.37	$18.19
Fourth Quarter	$26.89	$23.94

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2009
First Quarter	$17.66	$9.50
Second Quarter	$17.30	$12.64
Third Quarter	$23.15	$15.74
Fourth Quarter	$26.25	$22.48
Dividend Policy
During the years ended December 31, 2010 and 2009, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes and our senior secured revolving credit agreement, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our board of directors may consider relevant.

Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
	Total		Part of Publicly	Approximate Dollar Value
	Number of		Announced	of Shares that May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs(1)
October 1, 2010 – October 31, 2010	—	$—	—	$121,596,501
November 1, 2010 – November 30, 2010	458,000	$24.49	458,000	$110,381,379
December 1, 2010 – December 31, 2010	246,166	$24.88	246,166	$104,257,485

Total	704,166	$19.40	704,166	$104,257,485

(1)
On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. As of December 31, 2010, the Company had repurchased a total of 7.1 million common shares at an aggregate cost of approximately $145.7 million.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data for the five years ended December 31, 2010, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008 are included in this Annual Report.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS:

Revenue:
Management and other	$1,672,474	$1,626,728	$1,538,618	$1,400,853	$1,253,400
Rental	2,557	2,165	2,576	2,399	2,218

Total revenue	1,675,031	1,628,893	1,541,194	1,403,252	1,255,618

Expenses:
Operating	1,163,771	1,135,055	1,077,656	993,671	909,784
General and administrative	84,148	86,537	80,308	74,399	63,593
Depreciation and amortization	104,051	99,939	89,773	77,867	66,801
Goodwill impairment	—	—	—	554	—

Total expenses	1,351,970	1,321,531	1,247,737	1,146,491	1,040,178

Operating income	323,061	307,362	293,457	256,761	215,440

Other (income) expense:
Interest expense, net	71,127	72,780	59,404	53,776	58,783
Expenses associated with debt refinancing transactions	—	3,838	—	—	982
Other (income) expense	40	(139)	294	(312)	(260)

	71,167	76,479	59,698	53,464	59,505

Income from continuing operations before income taxes	251,894	230,883	233,759	203,297	155,935

Income tax expense	(94,297)	(79,541)	(88,227)	(76,698)	(57,308)

Income from continuing operations	157,597	151,342	145,532	126,599	98,627

Income (loss) from discontinued operations, net of taxes	(404)	3,612	5,409	6,774	6,612

Net income	$157,193	$154,954	$150,941	$133,373	$105,239

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL INFORMATION
(in thousands, except per share data)
(continued)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Basic earnings per share:

Income from continuing operations	$1.41	$1.30	$1.17	$1.03	$0.82
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.04	0.06	0.06

Net income	$1.40	$1.33	$1.21	$1.09	$0.88

Diluted earnings per share:

Income from continuing operations	$1.39	$1.29	$1.16	$1.01	$0.81
Income (loss) from discontinued operations, net of taxes	—	0.03	0.04	0.05	0.05

Net income	$1.39	$1.32	$1.20	$1.06	$0.86

Weighted average common shares outstanding:
Basic	112,015	116,088	124,464	122,553	119,714
Diluted	112,977	117,290	126,250	125,381	123,058

	December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:

Total assets	$2,983,228	$2,905,743	$2,871,374	$2,485,740	$2,250,860
Total debt	$1,156,568	$1,149,099	$1,192,922	$975,967	$976,258
Total liabilities	$1,512,357	$1,463,197	$1,491,015	$1,263,765	$1,201,179
Stockholders’ equity	$1,470,871	$1,442,546	$1,380,359	$1,221,975	$1,049,681

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
OVERVIEW
We currently operate 66 facilities, including 45 facilities that we own, with a total design capacity of approximately 90,000 beds in 19 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.
We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us. These pressures have been compounded by the recent economic downturn. Economic conditions remain very challenging, putting continued pressure on state budgets. Although all of our state partners have passed balanced budgets for their 2011 fiscal years, some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our partners should result in a return to the supply and demand imbalance that has been benefiting the private prison industry.
Governments continue to experience many significant spending demands which have constrained correctional budgets limiting their ability to expand existing facilities or construct new facilities. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their inmates introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand correctional capacity without incurring large capital commitments and allows them to avoid long-term pension obligations for their employees.

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts. While we have been successful in winning contract awards to provide management services for facilities we do not own, and will continue to pursue such management contracts, we believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we develop. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity. Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.
As of December 31, 2010, we had approximately 11,700 unoccupied beds in inventory at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development. Of those, 1,200 beds are under guaranteed contracts with existing customers, leaving us with approximately 11,600 beds available. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.
Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the aforementioned 1,124-bed Jenkins Correctional Center we are constructing for the state of Georgia, where the availability of our bed capacity is not in a location acceptable to a customer and where the returns meet our minimum threshold for new investment. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
We also remain steadfast in our efforts to contain costs. Approximately 65% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we have been successful in containing workers’ compensation and medical benefits costs for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs have been intensified recently, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. We continue to generate favorable results from this initiative.
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
Asset impairments. As of December 31, 2010, we had $2.5 billion in long-lived assets, including $107.5 million in long-lived assets, excluding equipment, at five currently idled facilities. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
Income taxes. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
We have approximately $4.8 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $6.5 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $2.9 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of December 31, 2010 and 2009, we had $33.9 million and $34.0 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of December 31, 2010 and 2009, we had $19.2 million and $10.9 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
The following table sets forth for the years ended December 31, 2010, 2009, and 2008, the number of facilities we owned and managed, the number of facilities we managed but did not own, and the number of facilities we leased to other operators.

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total

Facilities as of December 31, 2008		43	22	3	68
Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
During the year ended December 31, 2010, we generated net income of $157.2 million, or $1.39 per diluted share, compared with net income of $155.0 million, or $1.32 per diluted share, for the previous year. Contributing to the increase in net income for 2010 compared to the previous year was an increase in operating income of $15.7 million, from $307.4 million during 2009 to $323.1 million during 2010 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in depreciation and amortization.
Net income during 2010 was negatively impacted by approximately $3.2 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities as further described hereafter. Net income during 2010 also included $4.1 million of bonuses paid to non-management level staff in-lieu of wage increases. During 2010, these charges amounted to $0.05 per diluted share, after taxes. Net income per diluted share was also favorably impacted by our stock repurchase programs as further described hereafter.
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

Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2010 and 2009:

	For the Years Ended
	December 31,
	2010	2009

Revenue per compensated man-day	$58.36	$58.55
Operating expenses per compensated man-day:
Fixed expense	30.55	30.55
Variable expense	9.61	9.91

Total	40.16	40.46

Operating margin per compensated man-day	$18.20	$18.09

Operating margin	31.2%	30.9%

Average compensated occupancy	90.2%	90.6%

Average available beds	86,803	83,756

Average compensated population	78,319	75,911

Revenue
Average compensated population increased 2,408 from 75,911 during the year ended December 31, 2009 to 78,319 during the year ended December 31, 2010. The increase in average compensated population resulted primarily from increases in average compensated population from the 2,232-bed Adams County Correctional Center which began receiving inmates during the third quarter of 2009 pursuant to a new management contract with the Federal Bureau of Prisons (“BOP”) as well as increases in average compensated populations from the state of California. These increases in average compensated populations were partially offset by declines in compensated population resulting from the loss during the first half of 2010 of Arizona inmates at our Diamondback Correctional Facility and Huerfano County Correctional Center.
Our total facility management revenue increased by $46.0 million, or 2.8%, during 2010 compared with 2009 resulting primarily from an increase in revenue of approximately $51.5 million generated by an increase in the average daily compensated population during 2010. Partially offsetting the increase in facility management revenue resulting from the increase in compensated population was a slight decrease of 0.3% in the average revenue per compensated man-day.
Business from our federal customers, including the BOP, the United States Marshals Service, or the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business, with federal revenues increasing $61.6 million, or 9.4% from $656.2 million in 2009 to $717.8 million in 2010. Our federal customers generated 43% and 40% of our total revenue for the years ended December 31, 2010 and 2009, respectively.

State revenue decreased $10.8 million, or 1.3%, from $849.3 million for the year ended December 31, 2009 to $838.5 million for the year ended December 31, 2010. State revenue declined as certain states, such as the states of Arizona, Washington, and Minnesota, added additional bed capacity within their respective states and reduced the number of inmates housed in facilities we operate, while other states reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Additionally, we were notified by the Alaska Department of Corrections during the third quarter of 2009 that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. The state of Alaska completed the transfer of their inmate population out of our Red Rock facility during the fourth quarter of 2009. Partially offsetting these reductions in state revenue, we continued to receive additional inmates from the state of California throughout 2009 and 2010 as they have turned to the private sector to help alleviate their overcrowded correctional system. We housed approximately 10,250 inmates from the state of California as of December 31, 2010, compared with approximately 8,000 California inmates as of December 31, 2009.
Operating Expenses
Operating expenses totaled $1,163.8 million and $1,135.1 million for the years ended December 31, 2010 and 2009, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.
Operating expenses per compensated man-day during the year ended December 31, 2010 decreased 0.7% from $40.46 in 2009 to $40.16 in 2010. These reductions were attributable to the following facility activities, each as further described in our discussion of segment results hereafter:
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
Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses. During 2010, salaries and benefits expense at our correctional and detention facilities increased $17.8 million from 2009. Although we did not provide annual wage increases during 2009 to the majority of our employees, our salaries expense during 2010 included $4.1 million, or $0.14 per compensated man-day, of bonuses paid to non-management level staff in-lieu of wage increases. We will continue to monitor compensation levels very closely along with overall economic conditions to help ensure our compensation strategy results in competitive wages that contribute to the long-term success of our business. Notwithstanding these bonus payments, salaries and benefits increased during 2010 compared with 2009 most notably at our Adams County facility that opened in the third quarter of 2009 and at our North Fork facility as a result of an increase in beds utilized from the state of California. Additionally, the activation of three facilities, during the third quarter of 2010, also resulted in increases in salaries and benefits at our newly activated Nevada Southern Detention Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility. These increases were partially offset by decreases in salaries and benefits at our Prairie Correctional Facility and at our California City facility resulting from decreases in inmate populations at these facilities.

Facility Management Contracts
We typically enter into facility management contracts with governmental agencies for terms ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.
We own and manage two facilities in Texas pursuant to management contracts that expire in August 2011, which are currently subject to a competitive procurement process. We have competitively bid on the continued management of these two facilities but cannot provide assurance that we will be successful in maintaining contracts at these two facilities. Total revenues at these two facilities represented less than 2% of our total revenue for the year ended December 31, 2010. Other than these specific contracts which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Years Ended
	December 31,
	2010	2009

Owned and Managed Facilities:
Revenue per compensated man-day	$66.30	$66.79
Operating expenses per compensated man-day:
Fixed expense	32.40	32.79
Variable expense	10.08	10.46

Total	42.48	43.25

Operating margin per compensated man-day	$23.82	$23.54

Operating margin	35.9%	35.2%

Average compensated occupancy	88.0%	88.3%

Average available beds	62,518	61,051

Average compensated population	55,033	53,893

Managed Only Facilities:
Revenue per compensated man-day	$39.60	$38.39
Operating expenses per compensated man-day:
Fixed expense	26.19	25.07
Variable expense	8.50	8.56

Total	34.69	33.63

Operating margin per compensated man-day	$4.91	$4.76

Operating margin	12.4%	12.4%

Average compensated occupancy	95.9%	97.0%

Average available beds	24,285	22,705

Average compensated population	23,286	22,018

Owned and Managed Facilities
Our operating margins at owned and managed facilities for the year ended December 31, 2010 increased slightly to 35.9% compared with 35.2% for 2009. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased $15.5 million, from $463.0 million during the year ended December 31, 2009 to $478.5 million during the year ended December 31, 2010, an increase of 3.3%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during 2010 of 2.1% over 2009.

The most notable increase in compensated population during the year ended December 31, 2010 occurred at the Adams County facility, which commenced operations with the BOP in the third quarter of 2009. Additionally, we experienced increases in compensated populations from the state of Georgia at our Coffee and Wheeler facilities, which we recently expanded, and from the state of California at our La Palma, Tallahatchie, and North Fork facilities. Our total revenues increased by $89.2 million at these six facilities during 2010 compared to 2009.
A change in mission at our T. Don Hutto facility from housing families to female detainees since the end of the second quarter of 2009 contributed to the reductions in both revenue and expenses per compensated man-day, as the per diem and operating requirements are both lower under the revised management contract. Salaries per compensated man-day were also negatively affected during the third quarter of 2009 due to hiring staff in anticipation of receiving inmates from the BOP at our Adams County facility, and from the state of California at our La Palma and Tallahatchie facilities, and inefficiencies due to the transition of certain inmate populations at our Huerfano and Prairie facilities in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. In November 2010, the CDCR extended the agreement with us to manage up to 9,588 inmates at four of the five facilities we currently manage for them, and notified us of its Intent to Award an additional contract to manage up to 3,256 offenders at our Crowley County Correctional Facility and our currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, we could have the opportunity to house up to 12,844 inmates for the CDCR in six of our facilities. The extension, which is subject to appropriations by the California legislature, begins July 1, 2011 and expires June 30, 2013. The Intent to Award is subject to final negotiations and, if executed, is not currently expected to result in inmate populations until the second half of 2012. As of December 31, 2010, we housed approximately 10,250 inmates from the state of California.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation under an executive order established by the previous Governor of California. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. The expiration on June 30, 2011 of the statutory authority established by the state legislature to transfer California inmates to out-of-state private correctional facilities precedes the expiration of our management contract on June 30, 2013. If expiration of the statutory authority is not extended, we believe the authority to utilize out-of-state beds will continue under the existing executive order of the Governor.
In January 2011, newly elected California Governor Jerry Brown proposed a state budget which calls for a significant reallocation of responsibilities between the state government and local jurisdictions, including transferring some number of inmates from state custody to the custody of cities and counties. At this point in time it is too early to reasonably assess the likelihood the budget passes as proposed or the opportunities or challenges that could develop as a result of this proposal. We continue to believe that utilizing our beds has been a cost effective means to reduce the California overcrowding situation. However, if the budget is implemented as proposed, there could ultimately be a reduction in demand for our services because a large number of inmates may be transferred to city and county government facilities, and the state may then seek the return of inmates we currently house to space that is freed up in California state facilities. If this were to occur, we would market the beds utilized by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. Approximately 12.8% of our management revenue for 2010 was generated from the CDCR.
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. The contract included an initial term ending March 9, 2010. During the first quarter of 2009, we completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities and also completed the process of receiving the new inmates from Arizona. On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified us of its election not to renew its contract at our Huerfano facility. Arizona completed the transfer of offenders from the Huerfano facility during March 2010. As a result, we idled the Huerfano facility, but will continue marketing the facility to other customers.

We also had a management contract with the state of Arizona at our 2,160-bed Diamondback Correctional Facility in Oklahoma, which expired May 1, 2010. During March 2010, the Arizona Department of Corrections further notified us of its election not to renew its contract at our Diamondback facility. Arizona completed the transfer of offenders from the Diamondback facility in May 2010. As a result, we idled the Diamondback facility, but will continue marketing the facility to other customers.
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
During the third quarter of 2009, we were notified by the Alaska Department of Corrections that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. During the fourth quarter of 2009, the state of Alaska completed the transfer of their inmate population out of our Red Rock facility. As of December 31, 2009, we housed 880 inmates from the states of California, Washington, and Hawaii at the Red Rock facility. The state of California has utilized the beds vacated by Alaska pursuant to the aforementioned amended agreement with the CDCR. As of December 31, 2010, we housed 1,400 inmates from the CDCR at the Red Rock facility.
During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010, after the state of Washington had removed all of its offenders from the Prairie facility. If we are successful at executing an agreement with the CDCR pursuant to their Intent to Award, the beds at the Prairie facility would be fully utilized by the CDCR. However, negotiations under the Intent to Award have been suspended pending the outcome of the new Governor’s proposed budget for fiscal year 2012.
Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $20.7 million during 2010 compared with $78.9 million during 2009.
During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation (“CAR 10”) our 2,304-bed California City Correctional Center in California was not selected for the continued management of the offenders from the BOP located at this facility. The contract with the BOP at the California City facility had a 95% guaranteed occupancy provision through its expiration on September 30, 2010. In September 2010, we announced a 15-year agreement with California City, California to manage federal populations at the California City facility under an Intergovernmental Service Agreement. The management contract, which is co-terminus with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. We began ramping USMS populations at the facility in early October 2010 and as of December 31, 2010 housed approximately 1,250 prisoners, which was an accelerated ramp-up of USMS populations than we originally expected at the time the contract commenced. Further, during February 2011, ICE entered into an agreement to begin utilizing available beds at this facility.

Managed-Only Facilities
Our operating margins remained 12.4% at our managed-only facilities during both the years ended December 31, 2010 and 2009. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day from existing customers. Revenue per compensated man-day increased 3.2% during the year ended December 31, 2010 compared with the prior year, primarily as a result of a change in mix of inmate populations as we were awarded new management contracts from new customers with per diem rates higher than existing rates, as further described hereafter.
Operating expenses per compensated man-day increased 3.2% to $34.69 during the year ended December 31, 2010 from $33.63 during the prior year. Fixed operating expenses per compensated man-day during 2010 were affected by increases in personnel costs caused largely by the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases. Additionally, inmate medical expenses increased by $1.8 million during 2010 compared to 2009 within the managed-only segment, contributing to increases in operating expenses per compensated man-day. The increase in inmate medical expenses occurred primarily at the Idaho Correctional Center, where we have more exposure for inmate medical expenses compared with other management contracts.
Partially offsetting the increases in managed-only operating expenses, reductions in operating expenses were achieved through reductions in other variable expenses resulting from efforts to contain costs through a company-wide initiative to improve operating efficiencies. Further, in certain instances, in order to assist our customers in meeting their budgetary challenges, we agreed to contract modifications that curtailed per diem rates and operating expenses.
During the years ended December 31, 2010 and 2009, managed-only facilities generated 8.0% and 7.6%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a deterioration in our operating margins.
In March 2009, we announced a new contract to manage detainee populations for ICE at the North Georgia Detention Center in Hall County, Georgia, which has a total design capacity of 502 beds. Under a five-year Intergovernmental Service Agreement between Hall County, Georgia and ICE, we expect to house up to 500 ICE detainees at the facility. We have entered into a lease for the former Hall County Jail from Hall County, Georgia. The lease has an initial term of 20 years with two five-year renewal options and provides us the ability to cancel the lease if we do not have a management contract. We placed the beds into service during the third quarter of 2009 and began receiving detainees during the fourth quarter of 2009. The commencement of operations at this facility resulted in an increase in revenue of $8.2 million during 2010 compared with 2009.

In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.
General and administrative expense
For the years ended December 31, 2010 and 2009, general and administrative expenses totaled $84.1 million and $86.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses decreased from 2009 primarily as a result of a $4.2 million consulting fee associated with a company-wide initiative to improve operational efficiency.
Depreciation and amortization
For the years ended December 31, 2010 and 2009, depreciation and amortization expense totaled $104.1 million and $99.9 million, respectively. The increase in depreciation and amortization from 2009 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects and on our other capital expenditures.
Interest expense, net
Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2010 and 2009. Gross interest expense, net of capitalized interest, was $73.4 million and $75.5 million, respectively, for the years ended December 31, 2010 and 2009. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future.
Gross interest income was $2.3 million and $2.7 million, respectively, for the years ended December 31, 2010 and 2009. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $3.9 million and $1.6 million during 2010 and 2009, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.
Expenses associated with debt refinancing transactions
As further described hereafter, in June 2009, we used the net proceeds from the sale and issuance of our new $465.0 million 7.75% senior notes to purchase, redeem, or otherwise acquire our $450.0 million 7.5% senior notes. A substantial portion of the notes were repaid in connection with a tender offer for such notes announced in May 2009. In connection with the refinancing, we incurred a charge of $3.8 million, consisting of the tender premium paid to the note holders who tendered their notes, along with expenses associated with the tender offer, and write-off of loan coast and debt premium associated with the 7.5% senior notes.

Income tax expense
During the years ended December 31, 2010 and 2009, our financial statements reflected an income tax provision of $94.3 million and $79.5 million, respectively, and our effective tax rate was approximately 37.4% and 34.4% during the years ended December 31, 2010 and 2009, respectively. Income tax expense during the year ended December 31, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions that were effectively settled upon the completion of an audit by the Internal Revenue Service during the third quarter of 2009. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax planning strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters), net of taxes, during the year ended December 31, 2009 which is being reported as discontinued operations.
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the year ended December 31, 2009.
As previously described in the “Managed-Only Facilities” section of this Management’s Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $0.4 million and a profit of $4.4 million, net of taxes, for 2010 and 2009, respectively, inclusive of non-cash charges totaling approximately $3.2 million during 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
During the year ended December 31, 2009, we generated net income of $155.0 million, or $1.32 per diluted share, compared with net income of $150.9 million, or $1.20 per diluted share, for the previous year. Contributing to the increase in net income for 2009 compared to the previous year was an increase in operating income of $13.9 million, from $293.5 million during 2008 to $307.4 million during 2009 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization.
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
Facility Operations
Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2009 and 2008:

	For the Years Ended
	December 31,
	2009	2008

Revenue per compensated man-day	$58.55	$57.55
Operating expenses per compensated man-day:
Fixed expense	30.55	29.73
Variable expense	9.91	10.03

Total	40.46	39.76

Operating margin per compensated man-day	$18.09	$17.79

Operating margin	30.9%	30.9%

Average compensated occupancy	90.6%	95.5%

Average available beds	83,756	76,116

Average compensated population	75,911	72,713

Our operating margins for both the years ended December 31, 2009 and 2008 were 30.9%. Our revenue per compensated man-day increased 1.7% to $58.55 during 2009 from $57.55 during 2008 positively impacting our operating margins during 2009. This increase in revenue per compensated man-day resulted from new contracts at higher average per diems than on existing contracts and from per diem increases we received on existing contracts. The increase in operating expenses per compensated man-day of 1.8% to $40.46 during 2009 from $39.76 during 2008 partially offset the increases in revenue.

Average compensated population increased 3,198 from 72,713 during the year ended December 31, 2008 to 75,911 during the year ended December 31, 2009. The increase in average compensated population resulted primarily from the placement of approximately 10,500 beds into service since January 2008. These new beds were largely the result of the opening of our 3,060-bed La Palma Correctional Center in the second half of 2008 and the first quarter of 2009, the opening of our 2,232-bed Adams County Correctional Center completed in the fourth quarter of 2008 (which began housing inmates during the third quarter of 2009 as further described hereafter), the opening of the 502-bed North Georgia Detention Center in the third quarter of 2009, as well as the completion of approximately 4,700 expansion beds placed into service during 2008 and 2009.
Our total facility management revenue increased by $90.7 million, or 5.9%, during 2009 compared with 2008 resulting primarily from an increase in revenue of approximately $67.2 million generated by an increase in the average daily compensated population during 2009. The remaining increase in facility management revenue was primarily driven by the rate increase of 1.7% in the average revenue per compensated man-day resulting from per diem increases as well as new contracts at higher than average per diem rates than existing contracts.
State revenue increased $56.8 million, or 7.2%, from $792.6 million for the year ended December 31, 2008 to $849.3 million for the year ended December 31, 2009. State revenue increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities.
Business from our federal customers, including the BOP, the USMS, and ICE, continues to be a significant component of our business, with federal revenue increasing $30.2 million, or 4.8% from $626.0 million in 2008 to $656.2 million in 2009. Our federal customers generated 40% and 41% of our total revenue for the years ended December 31, 2009 and 2008, respectively.
Operating expenses totaled $1,135.1 million and $1,077.7 million for the years ended December 31, 2009 and 2008, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.
Fixed expenses per compensated man-day during the year ended December 31, 2009 increased 2.8% from $29.73 in 2008 to $30.55 in 2009 primarily as a result of an increase in salaries and benefits. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses. During 2009, salaries and benefits expense at our correctional and detention facilities increased $47.3 million from 2008, most notably as a result of an increase in staffing levels in anticipation of receiving inmates at our newly opened North Georgia facility from ICE, at our Adams County facility from the BOP, and at our La Palma and Tallahatchie facilities as a result of an increase in beds utilized from the state of California at these two facilities. Operating expenses per compensated man-day were also negatively impacted by operational inefficiencies associated with our inventory of available beds.

The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended
	December 31,
	2009	2008

Owned and Managed Facilities:
Revenue per compensated man-day	$66.79	$65.85
Operating expenses per compensated man-day:
Fixed expense	32.79	31.96
Variable expense	10.46	10.79

Total	43.25	42.75

Operating margin per compensated man-day	$23.54	$23.10

Operating margin	35.2%	35.1%

Average compensated occupancy	88.3%	94.5%

Average available beds	61,051	53,990

Average compensated population	53,893	51,005

Managed Only Facilities:
Revenue per compensated man-day	$38.39	$38.04
Operating expenses per compensated man-day:
Fixed expense	25.07	24.49
Variable expense	8.56	8.25

Total	33.63	32.74

Operating margin per compensated man-day	$4.76	$5.30

Operating margin	12.4%	13.9%

Average compensated occupancy	97.0%	98.1%

Average available beds	22,705	22,126

Average compensated population	22,018	21,708

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
In November 2009, we announced that we entered into an amendment of our agreement with the CDCR providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. As of December 31, 2009, we held approximately 8,000 inmates from the state of California.
In March 2009, we announced that the state of Arizona awarded us a contract to manage up to 752 Arizona inmates at our 752-bed Huerfano County Correctional Center in Colorado. The contract included an initial term ending March 9, 2010. During the second quarter of 2009, we completed the relocation of approximately 600 Colorado inmates previously housed at the Huerfano facility to our three other Colorado facilities and also completed the process of receiving the new inmates from Arizona. On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified us of its election not to renew its contract at our Huerfano facility. Arizona completed the transfer of offenders from the Huerfano facility during the first quarter of 2010. As a result of this notification, we idled the Huerfano facility shortly thereafter, but continue marketing the facility to other customers.
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
During the third quarter of 2009, we were notified by the Alaska Department of Corrections that we were not selected in Alaska’s competitive solicitation to house up to 1,000 inmates from the state of Alaska. During the fourth quarter of 2009, the state of Alaska completed the transfer of their inmate population out of the Red Rock facility. As of December 31, 2009, we housed 880 inmates from the states of California, Washington, and Hawaii at the Red Rock facility. The state of California has since utilized the beds that were vacated by Alaska pursuant to the aforementioned amended agreement with the CDCR.

We had been housing non-criminal families, along with a small population of females, at our T. Don Hutto Residential Center located in Taylor, Texas, since May 2006. Based on a request from ICE to change the mission of detaining families at the T. Don Hutto facility to housing female detainees, during the third quarter of 2009 we renegotiated a short-term agreement with ICE effective September 1, 2009 to house low custody female detainees rather than families at this facility resulting in a lower per diem rate, as well as other terms and conditions that are more representative of the requirements of this new population, which has negatively impacted our results of operations since the effective date. The term of this agreement expired December 31, 2009. In January 2010, we received an Intergovernmental Service Agreement between ICE and Williamson County, Texas to manage up to 512 female detainees at our T. Don Hutto Residential Center. The new agreement contains an initial term of up to five years that is renewable upon mutual agreement and contains a 90% guarantee of occupancy. As of December 31, 2009, we housed approximately 500 detainees at this facility.
During December 2009, we announced our decision to cease operations at our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010. The state of Washington also removed all of its offenders from the Prairie facility. Total revenues at the Prairie facility were $15.9 million and $34.0 million during the years ended December 31, 2009 and 2008, respectively.
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
Managed-Only Facilities
Our operating margins decreased at managed-only facilities during the year ended December 31, 2009 to 12.4% from 13.9% during the year ended December 31, 2008. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day. Revenue per compensated man-day increased 0.9% during the year ended December 31, 2009 compared with the prior year.
Operating expenses per compensated man-day increased 2.7% to $33.63 during the year ended December 31, 2009 from $32.74 during the prior year. The increase in operating expenses per compensated man-day was caused in part by an increase in salaries and benefits largely due to salary increases mid-2008. Operating expenses per compensated man-day also increased as a result of rent and start-up expenses incurred at the North Georgia Detention Center during the second half of 2009 in anticipation of receiving detainees from ICE during the fourth quarter of 2009, pursuant to a new management contract as further described hereafter. Additionally, we experienced an increase in legal expenses at managed-only facilities during 2009 compared with 2008. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies. These increases were partially offset by reductions in other operating expenses such as utility expense resulting from a reduction in energy rates across our portfolio of managed-only facilities in the current year compared with the same period in 2008.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.

During the years ended December 31, 2009 and 2008, managed-only facilities generated 7.6% and 8.9%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
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
Depreciation and amortization
For the years ended December 31, 2009 and 2008, depreciation and amortization expense totaled $99.9 million and $89.8 million, respectively. The increase in depreciation and amortization from 2008 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects, most notably our La Palma Correctional Center and our Adams County Correctional Center, and the additional depreciation on our expansion projects and other capital expenditures.
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

Expenses associated with debt refinancing transactions
As further described hereafter, in June 2009, we used the net proceeds from the sale and issuance of our new $465.0 million 7.75% senior notes to purchase, redeem, or otherwise acquire our $450.0 million 7.5% senior notes. A substantial portion of the notes were repaid in connection with a tender offer for such notes announced in May 2009. In connection with the refinancing, we incurred a charge of $3.8 million, consisting of the tender premium paid to the note holders who validly tendered their notes, along with expenses associated with the tender offer, and write-off of loan coast and debt premium associated with the 7.5% senior notes.
Income tax expense
During the years ended December 31, 2009 and 2008, our financial statements reflected an income tax provision of $79.5 million and $88.2 million, respectively, and our effective tax rate was approximately 34.4% and 37.7% during the years ended December 31, 2009 and 2008, respectively. Income tax expense during the year ended December 31, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions that were effectively settled upon the completion of an audit by the Internal Revenue Service during the third quarter of 2009. Our effective tax rate is estimated based on our current projection of taxable income and could fluctuate based on changes in these estimates, the implementation of tax strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby DCS prefers to oversee the juveniles at facilities under DCS control, we ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. We reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of the management contract during the third quarter of 2008. The Shelby Training Center operated at break-even during the year ended December 31, 2008.
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
Pursuant to a re-bid of the management contracts, during September 2008, we were notified by the TDCJ of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009 for all periods presented. These two facilities operated at a loss of $0.1 million, net of taxes, for the year ended December 31, 2009. These two facilities operated at a profit of $0.6 million, net of taxes, for the year ended December 31, 2008.

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
In April 2010, we announced we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a profit of $4.4 million and $4.5 million, net of taxes, for the years ended December 31, 2009 and 2008, respectively.
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
In May 2008, we announced that we were awarded a contract by the OFDT to deliver services at a new correctional facility located in Pahrump, Nevada, approximately 65 miles outside of Las Vegas, Nevada. Our new 1,072-bed Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 prisoners and includes an initial term of five years with three five-year renewal options. During April 2009, the OFDT authorized us to commence construction of the new Nevada Southern Detention Center and we completed construction during the third quarter of 2010, at a cost of approximately $83.5 million.
In July 2009, we announced that we had been awarded an amendment to our existing contracts with the Georgia Department of Corrections to expand two of our existing facilities by 1,500 beds. The award satisfied a competitive Request for Proposal of 1,500 beds from the state of Georgia that was issued in October of 2008. As a result of the award, we expanded our 1,524-bed Coffee Correctional Facility by 788 beds and our 1,524 bed Wheeler Correctional Facility by 712 beds. The expansions were completed at a cost of approximately $60.0 million. In addition to the guarantee on the existing beds at both facilities, the amended contracts contain a 90% guarantee on the expansion beds.

During the third quarter of 2010, we further amended our contract with the Georgia Department of Corrections to house up to 2,628 inmates at each facility. The latest increase required no additional capital expenditures. As of December 31, 2010, we housed approximately 5,200 inmates from the state of Georgia at these facilities.
In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012 and the remaining cost to complete as of December 31, 2010 was $55.1 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.
During February 2008, we announced our intention to construct our new 2,040-bed Trousdale Correctional Center in Trousdale County, Tennessee. However, during the first quarter of 2009, we temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers. We will continue to monitor our customers’ needs, and could promptly resume construction of the facility. During 2011, we expect to incur approximately $0.1 million in operating expenses, primarily property taxes and insurance, associated with this facility.
In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we may be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which previously had separate terms ranging from June 2006 to December 2015. Pursuant to an amendment to the ground lease executed in January 2010, ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. Also pursuant to the amendment, the lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2015. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed. Upon expiration of the lease, we will likely be required to relocate a portion of the existing federal inmate population to other available beds, which could include the construction of a new facility at a site we are currently developing. However, we can provide no assurance that we will be able to retain these inmate populations.
During the year ended December 31, 2010, we capitalized $43.1 million of facility maintenance and technology related expenditures, compared with $48.9 million during the year ended December 31, 2009. We currently expect to incur approximately $50.0 million to $55.0 million in facility maintenance and information technology capital expenditures during 2011, and approximately $63.0 million to $73.0 million on prison development and expansions. We also currently expect to pay approximately $64.8 million to $68.6 million in federal and state income taxes during 2011, compared with $61.4 million during 2010 and $63.5 million during 2009. Income taxes paid in 2010 and 2009 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010 and the American Recovery and Reinvestment Act of 2009, respectively. Income taxes paid in 2011 will reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The latest tax Act increases the amount of “bonus” depreciation for tax purposes that can be deducted for qualifying assets placed into service, from 50% during 2009 and 2010 to 100% for qualifying assets placed into service after September 8, 2010.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned 1,500-bed expansion for the state of Georgia, the 1,072-bed facility we constructed in Nevada for the OFDT, and the new Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.
In November 2008, our Board of Directors approved a program to repurchase up to $150.0 million of our common stock. Through the expiration of this stock repurchase plan on December 31, 2009, we completed the purchase of 10.7 million shares at a total cost of $125.0 million, or an average price of $11.72 per share. We utilized cash on hand, net cash provided by operations and borrowings available under our revolving credit facility to fund the repurchases. Our last purchase under the $150.0 million stock repurchase plan was in March 2009. In February 2010, our Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented essentially the same as the previous repurchase program, through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through December 31, 2010, we have completed the purchase of 7.1 million shares under the $250.0 million stock repurchase plan at a total cost of $145.7 million, or an average price of $20.41 per share.
On May 19, 2009, we announced a cash tender offer for any and all of our outstanding $450.0 million 7.5% senior notes. On June 3, 2009, we completed the sale and issuance of $465.0 million aggregate principal amount of 7.75% unsecured senior notes pursuant to a prospectus supplement under an automatically effective shelf registration statement that we filed with the SEC on May 19, 2009. The 7.75% senior notes were issued at a price of 97.116%, resulting in a yield to maturity of 8.25%. We used the net proceeds from the sale of the 7.75% senior notes to purchase (through the previously described cash tender offer), redeem, or otherwise acquire our 7.5% senior notes, to pay fees and expenses, and for general corporate purposes. We reported a charge of $3.8 million during the second quarter of 2009 in connection with the purchase and redemption of the 7.5% senior notes. We capitalized approximately $10.1 million of costs associated with the issuance of the 7.75% senior notes.
Replacing the 7.5% senior notes, which were scheduled to mature on May 1, 2011, with the 7.75% senior notes, which are scheduled to mature on June 1, 2017, extended our nearest debt maturity to December 2012. Although the current downturn in the economy has increased the level of uncertainty in the demand for prison beds in the short-term, we believe the long-term implications are very positive as states defer or cancel plans for adding new prison bed capacity. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges. We believe our 2009 debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital. These opportunities also include stock repurchases through our stock repurchase plans as described above.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of December 31, 2010, our liquidity was provided by cash on hand of $25.5 million, and $228.2 million available under our $450.0 million revolving credit facility. During the year ended December 31, 2010 and 2009, we generated $255.5 million and $314.7 million, respectively, in cash through operating activities, and as of December 31, 2010, we had net working capital of $172.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”), which had a $15.0 million credit commitment under our revolving credit facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2010, Lehman had funded $1.1 million in letters of credit that remained outstanding on the facility. None of the other banks providing commitments under our revolving credit facility have failed to fund borrowings we have requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our revolving credit facility would be further reduced.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition. At December 31, 2010, we had accounts receivable outstanding from the state of California totaling $89.8 million, including past due amounts caused by delays in the passage of the fiscal 2011 state budget. Shortly after the budget was passed, we began receiving regular payments from the state of California during the first quarter of 2011, including all past due amounts.
As of December 31, 2010, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $178.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.5%, while our total weighted average maturity was 3.9 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2010 was $255.5 million compared with $314.7 million in 2009 and $273.6 million in 2008. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes, goodwill impairment, and expenses associated with debt refinancing transactions. The decrease in cash provided by operating activities during 2010 was primarily the result of unfavorable fluctuations in working capital balances during 2010, primarily caused by the aforementioned increases in accounts receivable from the state of California as of December 31, 2010.

Investing Activities
Our cash flow used in investing activities was $144.2 million for the year ended December 31, 2010, and was primarily attributable to capital expenditures during the year of $143.7 million, including $101.8 million for the expansion and development activities previously discussed herein, and $41.8 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $143.9 million for the year ended December 31, 2009, and was primarily attributable to capital expenditures during the year of $143.0 million, including $94.3 million for expansion and development activities and $48.6 million for facility maintenance and information technology capital expenditures. During the year ended December 31, 2008, our cash flow used in investing activities was $514.4 million, primarily resulting from capital expenditures of $515.6 million, including $480.5 million for expansion and development activities and $35.1 million for facility maintenance and information technology capital expenditures.
Financing Activities
Our cash flow used in financing activities was $131.7 million for the year ended December 31, 2010 and was primarily attributable to paying $148.8 million to purchase common stock, including $145.7 million in connection with the aforementioned stock repurchase program and $3.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These cash outflows were partially offset by cash flows associated with the exercising of stock options, including the related income tax benefit of equity compensation, totaling $11.0 million, and by $6.2 million in net proceeds from borrowings on our revolving credit facility.
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
Contractual Obligations
The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2010 (in thousands):

	Payments Due By Year Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$—	$177,966	$375,000	$150,000	$—	$465,000	$1,167,966

Interest on senior notes	69,600	69,600	57,881	41,100	36,038	54,056	328,275
Contractual facility expansions	46,348	9,724	—	—	—	—	56,072
Operating leases	6,045	6,065	6,085	6,105	4,742	28,301	57,343

Total contractual cash obligations	$121,993	$263,355	$438,966	$197,205	$40,780	$547,357	$1,609,656

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, as we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $29.9 million of letters of credit outstanding at December 31, 2010 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2010, 2009, or 2008. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
INFLATION
We do not believe that inflation has had a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services. We outsource our food service operations to a third party. The contract with our outsourced food service vendor contains certain protections against increases in food costs.
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
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2010, 2009 and 2008, our interest expense, net of amounts capitalized, would have been increased or decreased by $2.1 million, $2.4 million, and $1.2 million, respectively.

As of December 31, 2010, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 65.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries
We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Corrections Corporation of America and Subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Nashville, Tennessee
February 25, 2011

ITEM 9B.	OTHER INFORMATION.
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 — Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance — Board of Directors Meetings and Committees,” “Corporate Governance — Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.
Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.cca.com.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management — Ownership of Common Stock” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2010 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities	Weighted – Average	Compensation Plan
	to be Issued Upon	Exercise Price of	(Excluding Securities
	Exercise of Outstanding	Outstanding	Reflected in Column
Plan Category	Options	Options	(a))

Equity compensation plans approved by stockholders	3,495,353	$16.95	1,954,521	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	3,495,353	$16.95	1,954,521

(1)
Reflects shares of common stock available for issuance under our 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
(1)	Financial Statements.

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K have been filed herewith, beginning on page F-1 of this Annual Report.

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

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Corrections Corporation of America and Subsidiaries
We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Nashville, Tennessee
February 25, 2011

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$25,505	$45,815
Accounts receivable, net of allowance of $1,568 and $1,500, respectively	305,305	235,139
Deferred tax assets	14,132	11,842
Prepaid expenses and other current assets	31,196	26,056
Current assets of discontinued operations	2,155	6,403

Total current assets	378,293	325,255

Property and equipment, net	2,549,295	2,517,948

Restricted cash	6,756	6,747
Investment in direct financing lease	10,798	12,185
Goodwill	11,988	11,988
Other assets	26,092	27,324
Non-current assets of discontinued operations	6	4,296

Total assets	$2,983,228	$2,905,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$203,796	$190,777
Income taxes payable	476	481
Current liabilities of discontinued operations	1,583	3,325

Total current liabilities	205,855	194,583

Long-term debt, net of current portion	1,156,568	1,149,099
Deferred tax liabilities	118,245	88,260
Other liabilities	31,689	31,255

Total liabilities	1,512,357	1,463,197

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 109,754 and 115,962 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,098	1,160
Additional paid-in capital	1,354,691	1,483,497
Retained earnings (deficit)	115,082	(42,111)

Total stockholders’ equity	1,470,871	1,442,546

Total liabilities and stockholders’ equity	$2,983,228	$2,905,743

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
REVENUE:
Management and other	$1,672,474	$1,626,728	$1,538,618
Rental	2,557	2,165	2,576

	1,675,031	1,628,893	1,541,194

EXPENSES:
Operating	1,163,771	1,135,055	1,077,656
General and administrative	84,148	86,537	80,308
Depreciation and amortization	104,051	99,939	89,773

	1,351,970	1,321,531	1,247,737

OPERATING INCOME	323,061	307,362	293,457

OTHER (INCOME) EXPENSE:
Interest expense, net	71,127	72,780	59,404
Expenses associated with debt refinancing transactions	—	3,838	—
Other (income) expense	40	(139)	294

	71,167	76,479	59,698

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	251,894	230,883	233,759

Income tax expense	(94,297)	(79,541)	(88,227)

INCOME FROM CONTINUING OPERATIONS	157,597	151,342	145,532

Income (loss) from discontinued operations, net of taxes	(404)	3,612	5,409

NET INCOME	$157,193	$154,954	$150,941

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.41	$1.30	$1.17
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.04

Net income	$1.40	$1.33	$1.21

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.39	$1.29	$1.16
Income (loss) from discontinued operations, net of taxes	—	0.03	0.04

Net income	$1.39	$1.32	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,193	$154,954	$150,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,273	100,803	91,461
Goodwill impairment	1,684	—	—
Amortization of debt issuance costs and other non-cash interest	4,250	4,017	3,812
Expenses associated with debt refinancing transactions	—	3,838	—
Deferred income taxes	26,203	22,622	29,813
Other non-cash items	645	503	1,236
Income tax benefit of equity compensation	(4,371)	(6,896)	(9,044)
Non-cash equity compensation	9,646	9,828	9,679
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(70,964)	20,767	(25,150)
Accounts payable, accrued expenses and other liabilities	21,049	(2,672)	12,307
Income taxes payable	3,907	6,927	8,530

Net cash provided by operating activities	255,515	314,691	273,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(101,820)	(94,313)	(480,511)
Expenditures for other capital improvements	(41,843)	(48,644)	(35,135)
Proceeds from sale of assets	86	273	1,002
Increase in other assets	(1,875)	(2,285)	(684)
Payments received on direct financing lease and notes receivable	1,229	1,089	965

Net cash used in investing activities	(144,223)	(143,880)	(514,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	171,167	587,478	293,800
Principal repayments of debt	(165,000)	(631,334)	(76,555)
Payment of debt issuance and other refinancing and related costs	—	(11,485)	(89)
Proceeds from exercise of stock options and warrants	6,601	15,166	10,308
Purchase and retirement of common stock	(148,830)	(125,701)	(19,621)
Income tax benefit of equity compensation	4,371	6,896	9,044

Net cash (used in) provided by financing activities	(131,691)	(158,980)	216,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,399)	11,831	(23,891)

CASH AND CASH EQUIVALENTS, beginning of year	45,908	34,077	57,968

CASH AND CASH EQUIVALENTS, end of year	$25,509	$45,908	$34,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $3,922, $1,582, and $13,526 in 2010, 2009, and 2008, respectively)	$69,121	$74,466	$58,531

Income taxes	$61,396	$63,534	$54,914

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(in thousands)

				Retained	Total
	Common Stock		Additional	Earnings	Stockholders’
	Shares	Par Value	Paid-In Capital	(Deficit)	Equity
BALANCE, December 31, 2007	124,472	$1,245	$1,568,736	$(348,006)	$1,221,975

Comprehensive income:
Net income	—	—	—	150,941	150,941

Total comprehensive income	—	—	—	150,941	150,941

Issuance of common stock	1	—	25	—	25
Retirement of common stock	(1,263)	(13)	(21,575)	—	(21,588)
Amortization of restricted stock compensation, net of forfeitures	(41)	—	5,865	—	5,865
Stock option compensation expense, net of forfeitures	—	—	3,789	—	3,789
Income tax benefit of equity compensation	—	—	9,044	—	9,044
Warrants exercised	150	2	1,665	—	1,667
Restricted stock grant	279	2	(2)	—	—
Stock options exercised	1,075	11	8,630	—	8,641

BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(in thousands)

				Retained	Total
	Common Stock		Additional	Earnings	Stockholders’
	Shares	Par value	Paid-In Capital	(Deficit)	Equity
BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:
Net income	—	—	—	154,954	154,954

Total comprehensive income	—	—	—	154,954	154,954

Issuance of common stock	3	—	50	—	50
Retirement of common stock	(10,314)	(103)	(123,631)	—	(123,734)
Amortization of restricted stock compensation, net of forfeitures	(30)	—	5,719	—	5,719
Stock option compensation expense, net of forfeitures	—	—	4,059	—	4,059
Income tax benefit of equity compensation	—	—	5,973	—	5,973
Restricted stock grant	135	1	(1)	—	—
Stock options exercised	1,495	15	15,151	—	15,166

BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(in thousands)
(Continued)

				Retained	Total
	Common Stock		Additional	Earnings	Stockholders’
	Shares	Par value	Paid-In Capital	(Deficit)	Equity
BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:
Net income	—	—	—	157,193	157,193

Total comprehensive income	—	—	—	157,193	157,193

Issuance of common stock	2	—	47	—	47
Retirement of common stock	(7,288)	(73)	(148,879)	—	(148,952)
Amortization of restricted stock compensation, net of forfeitures	(26)	—	5,508	—	5,508
Stock option compensation expense, net of forfeitures	—	—	4,091	—	4,091
Income tax benefit of equity compensation	—	—	3,837	—	3,837
Restricted stock grant	293	3	(3)	—	—
Stock options exercised	811	8	6,593	—	6,601

BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008
1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2010, CCA owned 47 correctional and detention facilities, two of which CCA leased to other operators. At December 31, 2010, CCA operated 66 facilities, including 45 facilities that it owned, located in 20 states and the District of Columbia. CCA is also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is currently expected to be completed during the first quarter of 2012.

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
Basis of Presentation
The consolidated financial statements include the accounts of CCA on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
CCA considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash
Restricted cash at December 31, 2010 and 2009 of $6.8 million and $6.7 million, respectively, is restricted for a capital improvements, replacements, and repairs reserve.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2010 and 2009, accounts receivable of $305.3 million and $235.1 million were net of allowances for doubtful accounts totaling $1.6 million and $1.5 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.

Accounts receivable are stated at estimated net realizable value. CCA recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Property and Equipment

Property and equipment are carried at cost. Assets acquired by CCA in conjunction with acquisitions are recorded at estimated fair market value. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. Preacquisition costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project. Preacquisition costs are written-off to general and administrative expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment and software	3 – 5 years
Office furniture and fixtures	5 years
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

Goodwill

Goodwill represents the cost in excess of the net assets of businesses acquired in CCA’s managed-only segment. As further discussed in Note 3, goodwill is tested for impairment at least annually using a fair-value based approach.

Investment in Direct Financing Lease

Investment in direct financing lease represents the portion of CCA’s management contract with a governmental agency that represents capitalized lease payments on buildings and equipment. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income are capitalized as CCA’s investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

Investment in Affiliates
Investments in affiliates that are equal to or less than 50%-owned over which CCA can exercise significant influence are accounted for using the equity method of accounting.

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

Management and Other Revenue

CCA maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CCA also maintains contracts with various federal, state, and local governmental entities for the housing of inmates in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. CCA generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of inmates housed or guaranteed during the respective period.

CCA recognizes any additional management service revenues upon completion of services provided to the customer. Certain of the government agencies also have the authority to audit and investigate CCA’s contracts with them. For contracts that actually or effectively provide for certain reimbursement of expenses, if the agency determines that CCA has improperly allocated costs to a specific contract, CCA may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed. The reimbursement of expenses is recognized as a reduction to expense in the period the expenses are incurred by CCA. There were no material adverse audit findings during any of the periods presented.

Other revenue consists primarily of ancillary revenues associated with operating correctional and detention facilities, such as commissary, phone, and vending sales, and are recorded in the period the goods and services are provided to the inmates. Revenues generated from prisoner transportation services for governmental agencies are recorded in the period the inmates have been transported to their destination. Design and construction management fees earned from governmental agencies for certain expansion and development projects at managed-only facilities operated by CCA are recorded based on a percentage of completion of the construction project.

Rental Revenue
Rental revenue is recognized based on the terms of CCA’s leases.

Self-Funded Insurance Reserves

CCA is significantly self-insured for employee health, workers’ compensation, automobile liability claims, and general liability claims. As such, CCA’s insurance expense is largely dependent on claims experience and CCA’s ability to control its claims experience. CCA has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CCA. CCA has accrued the estimated liability for workers’ compensation and automobile insurance based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CCA records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, “Income Taxes”. ASC 740 generally requires CCA to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

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

Foreign Currency Transactions

CCA has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility in Salford, England previously owned by a subsidiary of CCA. The working capital loan is denominated in British pounds; consequently, CCA adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 6 for further discussion of CCA’s relationship with APM.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2010 and 2009, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$12,185	$14,439	$13,414	$16,329
Note receivable from APM	$4,880	$7,970	$5,025	$8,497
Debt	$(1,156,568)	$(1,206,347)	$(1,149,099)	$(1,187,768)
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

Concentration of Credit Risks

CCA’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable, and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. CCA maintains deposits of cash in excess of federally insured limits with certain financial institutions. CCA’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. CCA’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

CCA derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2010, 2009, and 2008, federal correctional and detention authorities represented 43%, 40%, and 41%, respectively, of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and the U.S. Immigration and Customs Enforcement (“ICE”). The BOP accounted for 15%, 13%, and 13% of total revenue for 2010, 2009, and 2008, respectively. The USMS accounted for 16%, 15%, and 14% of total revenue for 2010, 2009, and 2008, respectively. ICE accounted for 12%, 12%, and 13% of total revenue for 2010, 2009, and 2008, respectively. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 50%, 52%, and 51% of total revenue during the years ended December 31, 2010, 2009, and 2008, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 13%, 11%, and 6% of total revenue for the years ended December 31, 2010, 2009, and 2008, respectively. No other customer generated more than 10% of total revenue during 2010, 2009, or 2008. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on our financial condition and results of operations.

In January 2011, the newly elected Governor of California proposed a state budget which calls for a significant reallocation of responsibilities between the state government and local jurisdictions, including transferring some number of inmates from state custody to the custody of cities and counties. At this point in time it is too early to reasonably assess the likelihood the budget passes as proposed or the opportunities or challenges that could develop as a result of this proposal. However, if the budget is implemented as proposed, there could ultimately be a reduction in demand for CCA’s services because a large number of inmates may be transferred to city and county government facilities, and the state may then seek the return of inmates CCA currently houses to space that is freed up in California state facilities.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity except those arising from transactions with stockholders.

CCA reports comprehensive income in the consolidated statements of stockholders’ equity.

Accounting for Stock-Based Compensation

Restricted Stock

CCA accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, “Compensation-Stock Compensation”. CCA amortizes the fair market value as of the grant date of restricted stock awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock is amortized over the vesting period as long as CCA expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously incurred.

Stock Options

CCA’s stock option plans are described more fully in Note 14. CCA accounts for those plans under the recognition and measurement principles of ASC 718. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

3.	GOODWILL

Goodwill for continuing operations was $12.0 million as of December 31, 2010 and 2009 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Under ASC 350, goodwill attributable to each of CCA’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

During the second quarter of 2010, a goodwill impairment charge of $1.7 million was recorded as a result of the contract terminations at the Gadsden Correctional Institution and the Hernando County Jail as further described in Note 13. The operations of these two facilities were transferred to other operators during the third quarter of 2010 and are reported as discontinued operations for all periods presented.

4.	PROPERTY AND EQUIPMENT

At December 31, 2010, CCA owned 49 real estate properties, including 47 correctional and detention facilities, two of which CCA leased to other operators, and two corporate office buildings. At December 31, 2010, CCA also managed 21 correctional and detention facilities owned by government agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2010	2009

Land and improvements	$112,137	$75,152
Buildings and improvements	2,874,388	2,731,121
Equipment and software	279,155	251,873
Office furniture and fixtures	29,937	28,373
Construction in progress	52,240	125,556

	3,347,857	3,212,075
Less: Accumulated depreciation	(798,562)	(694,127)

	$2,549,295	$2,517,948

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $3.9 million, $1.6 million, and $13.5 million in 2010, 2009, and 2008, respectively.

Depreciation expense was $106.4 million, $103.0 million, and $94.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Nine of the facilities owned by CCA and the facility under construction in Millen, Georgia are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities, which are also subject to purchase options, are constructed on land that CCA leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. CCA depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CCA leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010. CCA also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. During January 2009, CCA commenced a new lease for land and building at the North Georgia Detention Center under an operating lease that expires in 2029. The rental expense incurred for these leases was $6.2 million, $5.6 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum lease payments as of December 31, 2010 under these operating leases are as follows:

2011	$6,045
2012	6,065
2013	6,085
2014	6,105
2015	4,742

In December 2009, CCA entered into an Economic Development Agreement with the Wheeler County Development Authority (“Wheeler County”) in Wheeler County, Georgia to implement a tax abatement plan related to CCA’s bed expansion project at its Wheeler Correctional Facility. The tax abatement plan provides for 50% abatement of real property taxes for six years. Under the plan, legal title of CCA’s real property was transferred to Wheeler County. In December 2009, Wheeler County issued bonds in a maximum principal amount of $30.0 million. The bonds were issued to CCA, so no cash exchanged hands. Wheeler County then leased the real property back to CCA. The lease payments are equal to the amount of the payments on the bonds. At any time, CCA has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transaction, CCA has not recorded the bond or the capital lease associated with sale lease-back transaction. The original cost of CCA’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

In December 2009, CCA also entered into an Economic Development Agreement with the Douglas-Coffee County Industrial Authority (“Coffee County”) in Coffee County, Georgia to implement a tax abatement plan related to CCA’s bed expansion project at its Coffee Correctional Facility. The tax abatement plan provides for 100% abatement of real property taxes for five years. Under the plan, legal title of CCA’s real property was transferred to Coffee County. In December 2009, Coffee County issued bonds in a maximum principal amount of $33.0 million. The bonds were issued to CCA, so no cash exchanged hands. Coffee County then leased the real property back to CCA. The lease payments are equal to the amount of the payments on the bonds. At any time, CCA has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transaction, CCA has not recorded the bond or the capital lease associated with sale lease-back transaction. The original cost of CCA’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

5.	FACILITY ACTIVATIONS, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of December 31, 2010, CCA has capitalized $27.5 million related to the Trousdale facility, a portion of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.

In May 2008, CCA was awarded a contract by the Office of Federal Detention Trustee to design, build, and operate a new correctional facility in Pahrump, Nevada, which was completed during the third quarter of 2010 for approximately $83.5 million. The new Nevada Southern Detention Center is expected to house approximately 1,000 federal prisoners. The contract provides for a guarantee of up to 750 inmates or detainees and includes an initial term of five years with three five-year renewal options. The facility began to receive prisoners during October 2010.

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

During January 2010, CCA announced that pursuant to the BOP Criminal Alien Requirement 10 Solicitation (“CAR 10”) its 2,304-bed California City Correctional Center in California was not selected for the continued management of federal offenders from the BOP located at this facility. The contract with the BOP at the California City facility expired on September 30, 2010. All of the BOP inmates were transferred out of the facility by the end of the third quarter of 2010. In September 2010, CCA announced a new agreement with California City, California to manage federal populations at the California City Correctional Center under a 15-year Intergovernmental Service Agreement. The management contract, which is co-terminous with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. CCA began housing USMS populations at the facility in early October 2010.

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

During November 2010, the CDCR extended their existing agreement with CCA to manage up to 9,588 inmates at four of the five facilities CCA currently manages for them, and notified CCA of its Intent to Award an additional contract to manage up to 3,256 offenders at CCA’s Crowley County Correctional Facility and its currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, CCA could have the opportunity to house a total of up to 12,844 inmates for the CDCR in six of CCA’s facilities. The extension, which is subject to appropriations by the state of California’s legislature, begins July 1, 2011 and expires June 30, 2013. The Intent to Award is subject to final negotiations and, if executed, is not currently expected to result in inmate populations until the second half of 2012. Negotiations have been suspended pending the outcome of the new Governor’s proposed budget for fiscal year 2012.

CCA is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano and Diamondback facilities but can provide no assurance that it will be successful in doing so. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that both were idled in 2008 and are currently being marketed to potential customers to utilize these available beds. The carrying values of these four idle facilities totaled $84.8 million and $86.9 million as of December 31, 2010 and December 31, 2009, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.

In April 2010, CCA announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which were managed by CCA at the time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award CCA the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award CCA management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities which were not previously managed by CCA. However, CCA was not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. All of the facilities are owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. CCA assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. CCA incurred non-cash charges totaling approximately $3.2 million during 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts for the Gadsden and Hernando County facilities, which are classified as discontinued operations for the year ended December 31, 2010.

In September 2010, CCA announced it was awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by CCA in Millen, Georgia. CCA commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

6.	INVESTMENT IN AFFILIATE

CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which totaled $4.9 million as of December 31, 2010. The outstanding working capital loan represents CCA’s maximum exposure to loss in connection with APM.

For the years ended December 31, 2010, 2009, and 2008, equity in earnings of joint venture was $18,000, $27,000, and $0.2 million, respectively, which is included in other (income) expense in the consolidated statements of operations. Because CCA’s investment in APM has no carrying value, equity in the net deficit of APM is applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2010, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2011	$2,793
2012	2,793
2013	2,793
2014	2,793
2015	2,793
Thereafter	3,487

Total minimum obligation	17,452
Less unearned interest income	(5,267)
Less current portion of direct financing lease	(1,387)

Investment in direct financing lease	$10,798

During the years ended December 31, 2010, 2009, and 2008, CCA recorded interest income of $1.6 million, $1.7 million, and $1.8 million, respectively, under this direct financing lease.
8.	OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2010	2009

Debt issuance costs, less accumulated amortization of $10,859 and $8,024, respectively	$12,988	$16,173
Notes receivable, net	4,236	4,263
Cash surrender value of life insurance	6,907	5,422
Deposits	1,548	1,455
Other intangible assets	413	11

	$26,092	$27,324

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009

Trade accounts payable	$47,906	$48,813
Accrued salaries and wages	47,290	41,069
Accrued workers’ compensation and auto liability	7,657	8,660
Accrued litigation	19,245	10,868
Accrued employee medical insurance	10,605	10,265
Accrued property taxes	22,626	22,809
Accrued interest	14,237	14,226
Other	34,230	34,067

	$203,796	$190,777

The total liability for workers’ compensation and auto liability was $23.3 million and $23.8 million as of December 31, 2010 and 2009, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2010 and 2009. These liabilities amounted to $26.0 million and $26.5 million on an undiscounted basis as of December 31, 2010 and 2009, respectively.

10.	DIVIDENDS TO STOCKHOLDERS
Common Stock

No dividends for common stock were declared for the years ended December 31, 2010, 2009, and 2008. The indentures governing CCA’s senior unsecured notes limit the amount of dividends CCA can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, CCA’s management and its board of directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on CCA’s future earnings, capital requirements, financial condition, alternative uses of capital, and on such other factors as the board of directors of CCA considers relevant.

11.	DEBT
Debt consists of the following (in thousands):

	December 31,
	2010	2009
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2010 and 2009 was 1.5% and 1.0%, respectively.	$177,966	$171,799

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $11.4 million and $12.7 million was unamortized at December 31, 2010 and 2009, respectively.	453,602	452,300

	$1,156,568	$1,149,099

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

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%, and a commitment fee equal to 0.15% of the unfunded balances. As of December 31, 2010, CCA had $178.0 million in borrowings under the Revolving Credit Facility as well as $29.9 million in letters of credit outstanding.

Lehman Brothers Commercial Bank (“Lehman”), which held a $15.0 million share in CCA’s Revolving Credit Facility, is a defaulting lender under the terms of the credit agreement. At December 31, 2010, Lehman had funded $1.1 million in letters of credit that remained outstanding on the facility. As a result, CCA had $228.2 million available under the Revolving Credit Facility as of December 31, 2010. None of the other banks providing commitments under the Revolving Credit Facility have failed to fund borrowings CCA has requested. However, no assurance can be provided that all of the banks in the lending group will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the Revolving Credit Facility would be further reduced.

The Revolving Credit Facility has a $20.0 million sublimit for swing line loans that enables CCA to borrow from Banc of America Securities LLC without advance notice at the base rate. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. CCA has an option to increase the availability under the Revolving Credit Facility by up to $300.0 million (consisting of revolving credit, term loans, or a combination of the two) subject to, among other things, the receipt of commitments for the increased amount.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.

The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2010, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.

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

Guarantees and Covenants. The Company transferred the real property and related assets of CCA (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, CCA (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $2.5 billion are no longer directly available to the parent corporation to satisfy the obligations under the 6.25% Senior Notes, the 6.75% Senior Notes, or the 7.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of CCA’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CCA; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2010, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CCA’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CCA’s assets; and enter into transactions with affiliates. In addition, if CCA sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CCA must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of CCA’s Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit. At December 31, 2010 and 2009, CCA had $29.9 million and $30.4 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2010 were provided by a sub-facility under the Revolving Credit Facility.

Debt Maturities
Scheduled principal payments as of December 31, 2010 for the next five years and thereafter are as follows (in thousands):

2011	$—
2012	177,966
2013	375,000
2014	150,000
2015	—
Thereafter	465,000

Total principal payments	1,167,966
Unamortized bond discount	(11,398)

Total debt	$1,156,568

Cross-Default Provisions

The provisions of CCA’s debt agreements relating to the Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Revolving Credit Facility.

If CCA were to be in default under the Revolving Credit Facility, and if the lenders under the Revolving Credit Facility elected to exercise their rights to accelerate CCA’s obligations under the Revolving Credit Facility, such events could result in the acceleration of all or a portion of CCA’s Senior Notes, which would have a material adverse effect on CCA’s liquidity and financial position. CCA does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CCA’s outstanding indebtedness.

12.	INCOME TAXES
Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Current provision
Federal	$62,588	$50,710	$52,552
State	5,506	6,209	5,862

	68,094	56,919	58,414

Deferred provision
Federal	24,035	19,803	25,609
State	2,168	2,819	4,204

	26,203	22,622	29,813

Income tax provision	$94,297	$79,541	$88,227

The current income tax provisions for 2010, 2009, and 2008 are net of $0.8 million, $0.5 million, and $0.7 million, respectively, of tax benefits of operating loss carryforwards.

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$17,386	$14,654

Net current deferred tax assets	17,386	14,654

Current deferred tax liabilities:
Other	(3,254)	(2,812)

Net total current deferred tax assets	$14,132	$11,842

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$19,906	$17,763
Tax over book basis of certain assets	19,376	21,339
Net operating loss and tax credit carryforwards	12,354	12,854
Other	2,178	2,797

Total noncurrent deferred tax assets	53,814	54,753
Less valuation allowance	(3,859)	(4,129)

Net noncurrent deferred tax assets	49,955	50,624

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(167,271)	(138,010)
Other	(929)	(874)

Total noncurrent deferred tax liabilities	(168,200)	(138,884)

Net total noncurrent deferred tax liabilities	$(118,245)	$(88,260)

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

The tax benefits associated with equity-based compensation reduced income taxes payable by $3.8 million, $6.0 million, and $9.0 million during 2010, 2009, and 2008, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.7	2.9	3.1
Permanent differences	0.7	0.5	0.6
Change in valuation allowance	(0.1)	(0.2)	(0.1)
Changes in tax contingencies	0.0	(2.4)	0.4
Other items, net	(0.9)	(1.4)	(1.3)

	37.4%	34.4%	37.7%

CCA has approximately $4.8 million in net operating losses applicable to various states that it expects to carryforward in future years to offset taxable income in such states. CCA has a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, CCA has $6.5 million of state tax credits applicable to various states that it expects to carry forward in future years to offset taxable income in such states. We have a $2.9 million valuation allowance related to state tax credits that are expected to expire unused. These net operating losses and state tax credits expire at various dates through 2020. Although CCA’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, CCA’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. CCA would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.

CCA’s effective tax rate was 37.4%, 34.4%, and 37.7% during 2010, 2009, and 2008, respectively. CCA’s annual effective tax rate is lower in 2009 compared with 2010 and 2008 primarily as a result of an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions, as further described hereafter. CCA’s overall effective tax rate is estimated based on CCA’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had liabilities of $0.1 million and $0.2 million recorded for uncertain tax positions as of December 31, 2010 and 2009, respectively, included in other non-current liabilities in the accompanying balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense and as of December 31, 2010 and 2009, CCA had approximately $19,000 and $34,000, respectively, for the payment of interest and penalties accrued in other liabilities. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate was $0.1 million as of December 31, 2010 and 2009. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

CCA’s U.S. federal and state income tax returns for tax years 2007 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2008, CCA was notified that the IRS would commence an audit of CCA’s federal income tax returns for the years ended December 31, 2007 and 2006. CCA received a closing agreement from the IRS for the audits of its federal income tax returns for such years. During the third quarter of 2009, CCA recognized $5.7 million in income tax benefits associated with uncertain tax positions effectively settled upon completion of the audit. These uncertain tax positions were primarily associated with tax positions pertaining to refinancing transaction costs that were included on federal tax returns in earlier years, but contributed to net operating losses utilized in 2006. All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include December 31, 2006 through December 31, 2009: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Benefit January 1, 2009	$5,699
Decreases from Prior Period Tax Positions	(45)
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	(5,466)
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2009	$188

Decreases from Prior Period Tax Positions	—
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	(90)

Unrecognized Benefit December 31, 2010	$98

13.	DISCONTINUED OPERATIONS

Under the provisions of ASC 205-20, “Discontinued Operations”, the identification and classification of a facility as held for sale, or the termination of any of CCA’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as CCA does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

The results of operations, net of taxes, and the assets and liabilities of seven correctional facilities each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 for the years ended December 31, 2010, 2009, and 2008.

As a result of Shelby County’s evolving relationship with the Tennessee Department of Children’s Services (“DCS”) whereby the DCS prefers to oversee the juveniles at facilities under DCS control, CCA ceased operations of the 200-bed Shelby Training Center located in Memphis, Tennessee in August 2008. CCA reclassified the results of operations of this juvenile facility, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of the management contract during the third quarter of 2008.

In May 2008, CCA notified the Bay County Commission of its intention to exercise CCA’s option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. Accordingly, CCA’s contract with the Bay County Commission expired in October 2008 and the results of operations, net of taxes, and the assets and liabilities of this facility are reported as discontinued operations for all periods presented.

Pursuant to a re-bid of the management contracts, during September 2008, CCA was notified by the Texas Department of Criminal Justice (“TDCJ”) of its intent to transfer the management of the 500-bed B.M. Moore Correctional Center in Overton, Texas and the 518-bed Diboll Correctional Center in Diboll, Texas to another operator, upon the expiration of the management contracts on January 16, 2009. Both of these facilities are owned by the TDCJ. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the first quarter of 2009 for all periods presented.

During December 2008, CCA was notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility located in Cincinnati, Ohio. The County elected to terminate the lease due to funding issues being experienced by the County. Accordingly, upon termination of the lease in the first quarter of 2009, CCA reclassified the results of operations, net of taxes, of this leased facility as discontinued operations for all periods presented.

As previously described in Note 5, in April 2010, CCA announced that pursuant to a re-bid of the management contract at the 1,520-bed Gadsden Correctional Institution in Quincy, Florida, the Florida DMS indicated its intent to award the management of the Gadsden facility to another operator. CCA transitioned management of the Gadsden facility during the third quarter of 2010 to the new operator. Additionally, in April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

The following table summarizes the results of operations for these facilities for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

REVENUE:
Owned	$—	$—	$3,269
Managed-only	22,906	41,580	68,432
Rental	—	—	2,262

	22,906	41,580	73,963

EXPENSES:
Owned	—	—	3,354
Managed-only	19,716	35,399	60,311
Depreciation and amortization	2,222	864	1,688
Goodwill impairment	1,684	—	—

	23,622	36,263	65,353

OPERATING INCOME (LOSS)	(716)	5,317	8,610

Other income	59	18	51

INCOME (LOSS) BEFORE INCOME TAXES	(657)	5,335	8,661

Income tax (expense) benefit	253	(1,723)	(3,252)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(404)	$3,612	$5,409

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$4	$93
Accounts receivable	1,821	6,069
Prepaid expenses and other current assets	330	241

Total assets	2,155	6,403

Property and equipment, net	—	2,555
Goodwill	—	1,684
Other assets	6	57

Total assets	$2,161	$10,699

LIABILITIES

Accounts payable and accrued expenses	$1,583	$3,325

Total current liabilities	$1,583	$3,325

14.	STOCKHOLDERS’ EQUITY
Common Stock

Restricted shares. During 2010, CCA issued approximately 446,000 shares of restricted common stock and common stock units to certain of CCA’s employees, with an aggregate value of $9.7 million, including 335,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 111,000 restricted shares to employees whose compensation is charged to operating expense. During 2009, CCA issued approximately 333,000 shares of restricted common stock and common stock units to certain of CCA’s employees, with an aggregate value of $3.7 million, including 242,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 91,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to CCA’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements the shares of restricted stock issued to other employees of CCA vest after three years of continuous service.

Nonvested restricted common stock transactions as of December 31, 2010 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted	Weighted average
	common stock and units	grant date fair value

Nonvested at December 31, 2009	702	$19.41
Granted	446	$21.85
Cancelled	(52)	$18.51
Vested	(276)	$22.78

Nonvested at December 31, 2010	820	$19.66

During 2010, 2009, and 2008, CCA expensed $5.5 million ($1.1 million of which was recorded in operating expenses and $4.4 million of which was recorded in general and administrative expenses), $5.7 million ($1.1 million of which was recorded in operating expenses and $4.6 million of which was recorded in general and administrative expenses), and $5.9 million ($1.1 million of which was recorded in operating expenses and $4.8 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and common stock units, respectively. As of December 31, 2010, CCA had $8.3 million of total unrecognized compensation cost related to restricted common stock and common stock units that is expected to be recognized over a remaining weighted-average period of 2.2 years.

Stock Repurchase Program. In November 2008 CCA’s Board of Directors approved a stock repurchase program to purchase up to $150.0 million of CCA’s common stock through December 31, 2009. During 2008 and 2009, CCA completed the purchase of 10.7 million shares at a total cost of $125.0 million at an average price of $11.72 per share. In February 2010, CCA’s Board of Directors approved a new program to repurchase up to $250.0 million of our common stock through June 30, 2011. During 2010, CCA completed the purchase of 7.1 million shares at a total cost of $145.7 million at an average price of $20.41 per share.

Preferred Stock

CCA has the authority to issue 50.0 million shares of $0.01 par value per share preferred stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time upon authorization by the Board of Directors, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions as may be fixed by CCA’s board of directors.

Stock Option Plans

CCA has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of CCA by the compensation committee of CCA’s board of directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from three to four years. Options granted to non-employee directors vest on the first anniversary of the grant date. The term of such options is ten years from the date of grant.

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	No. of	Exercise Price	Contractual	Intrinsic
	options	of options	Term	Value
Outstanding at December 31, 2009	3,909	$15.00
Granted	712	20.68
Exercised	(811)	8.15
Cancelled	(315)	23.84

Outstanding at December 31, 2010	3,495	$16.95	6.3	$21,757

Exercisable at December 31, 2010	2,206	$16.15	5.0	$16,276

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s average stock price during 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $11.4 million, $18.8 million, and $19.1 million, respectively.

The weighted average fair value of options granted during 2010, 2009, and 2008 was $7.76, $4.17, and $7.68 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	38.8%	36.4%	26.1%
Risk-free interest rate	2.4%	1.8%	3.0%
Expected life of options	5 years	5 years	5 years

CCA estimates expected stock price volatility based on actual historical changes in the market value of CCA’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options. The expected life of stock options is based on CCA’s historical experience and is calculated separately for groups of employees that have similar historical exercise behavior.

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2010 and changes during the year ended December 31, 2010 are summarized below (in thousands, except exercise prices):

		Weighted
	Number of	average grant
	options	date fair value

Nonvested at December 31, 2009	1,367	$5.53
Granted	712	$7.76
Cancelled	(297)	$7.49
Vested	(493)	$5.13

Nonvested at December 31, 2010	1,289	$6.46

As of December 31, 2010, CCA had $4.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.0 years.

At CCA’s 2007 annual meeting of stockholders held in May 2007, CCA’s stockholders approved the 2008 Stock Incentive Plan that authorized the issuance of new awards in respect of an aggregate of up to 6.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. These changes were made in order to provide CCA with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2010, CCA had 1.8 million shares available for issuance under the 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

15.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA, diluted earnings per share is computed by dividing net income as adjusted, by the weighted average number of common shares after considering the additional dilution related to restricted stock-based compensation and stock options.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2010	2009	2008

NUMERATOR
Basic:
Income from continuing operations	$157,597	$151,342	$145,532
Income (loss) from discontinued operations, net of taxes	(404)	3,612	5,409

Net income	$157,193	$154,954	$150,941

Diluted:
Income from continuing operations	$157,597	$151,342	$145,532
Income (loss) from discontinued operations, net of taxes	(404)	3,612	5,409

Diluted net income	$157,193	$154,954	$150,941

DENOMINATOR
Basic:
Weighted average common shares outstanding	112,015	116,088	124,464

Diluted:
Weighted average common shares outstanding	112,015	116,088	124,464
Effect of dilutive securities:
Stock options and warrants	769	976	1,536
Restricted stock-based compensation	193	226	250

Weighted average shares and assumed conversions	112,977	117,290	126,250

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.41	$1.30	$1.17
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	0.04

Net income	$1.40	$1.33	$1.21

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.39	$1.29	$1.16
Income (loss) from discontinued operations, net of taxes	—	0.03	0.04

Net income	$1.39	$1.32	$1.20

16.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings

General. The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates, or others. The nature of such claims include, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.

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

Insurance Contingencies

Each of CCA’s management contracts and the statutes of certain states require the maintenance of insurance. CCA maintains various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by CCA. Reserves are provided for estimated incurred claims for which it is probable that a loss has been incurred and the range of such loss can be estimated.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $37.7 million at December 31, 2010 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2010, the outstanding principal balance of the bonds exceeded the purchase price option by $10.9 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2010, 2009, and 2008, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by CCA on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.

During the years ended December 31, 2010, 2009, and 2008, CCA’s discretionary contributions to the Plan, net of forfeitures, were $8.3 million, $8.5 million, and $8.3 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2010, 2009, and 2008, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Vesting provisions for matching contributions and investment earnings thereon conform to the vesting provisions of CCA’s 401(k) Plan. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2010, 2009, and 2008, CCA provided a fixed return of 6.2%, 6.5%, and 7.5% to participants in the Deferred Compensation Plans, respectively. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2010, 2009, and 2008, CCA recorded $0.3 million, $0.4 million, and $0.4 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $6.9 million and $5.4 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, CCA’s liability related to the Deferred Compensation Plans was $10.2 million and $8.3 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

17.	SEGMENT REPORTING

As of December 31, 2010, CCA owned and managed 45 correctional and detention facilities, and managed 21 correctional and detention facilities it does not own. Management views CCA’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2010, 2009, and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Revenue:
Owned and managed	$1,331,707	$1,313,734	$1,229,339
Managed-only	336,572	308,541	302,273

Total management revenue	1,668,279	1,622,275	1,531,612

Operating expenses:
Owned and managed	853,248	850,760	798,147
Managed-only	294,773	270,265	260,103

Total operating expenses	1,148,021	1,121,025	1,058,250

Facility contribution:
Owned and managed	478,459	462,974	431,192
Managed-only	41,799	38,276	42,170

Total facility contribution	520,258	501,250	473,362

Other revenue (expense):
Rental and other revenue	6,752	6,618	9,582
Other operating expense	(15,750)	(14,030)	(19,406)
General and administrative expense	(84,148)	(86,537)	(80,308)
Depreciation and amortization	(104,051)	(99,939)	(89,773)

Operating income	$323,061	$307,362	$293,457

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Capital expenditures:
Owned and managed	$120,144	$118,191	$465,235
Managed-only	10,153	12,021	3,633
Corporate and other	7,822	15,332	12,239
Discontinued operations	83	692	1,106

Total capital expenditures	$138,202	$146,236	$482,213

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2010	2009
Assets:
Owned and managed	$2,696,581	$2,605,023
Managed-only	127,960	105,827
Corporate and other	156,526	184,194
Discontinued operations	2,161	10,699

Total assets	$2,983,228	$2,905,743

18.	SUBSEQUENT EVENTS

During February 2011, CCA issued approximately 234,000 shares of restricted common stock and common stock units to certain of CCA’s employees, with an aggregate value of $5.7 million. Unless earlier vested under the terms of the restricted stock unit agreement, approximately 196,000 restricted stock units were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2011, 2012, and 2013. No more than one third of such restricted stock units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Any restricted stock units that become vested will be settled in shares of CCA’s common stock. Unless earlier vested under the terms of the restricted stock agreements, approximately 38,000 shares of restricted stock issued to certain other employees of CCA vest during 2014. During February 2011, CCA also issued options to purchase approximately 0.5 million shares of common stock to certain of CCA’s employees, with an aggregate value of $4.8 million, with vesting periods ranging from three to four years.

From January 1, 2011 through February 18, 2011, CCA purchased approximately 625,000 shares of common stock pursuant to the stock repurchase program described in Note 14, at an aggregate cost of $15.5 million.

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenue (1)	$405,782	$409,899	$427,150	$432,200
Operating income (1)	72,531	78,249	85,189	87,092
Income (loss) from discontinued operations, net of taxes (1)	734	(991)	(147)	—
Net income	34,906	36,618	41,964	43,705

Basic earnings per share:
Net income	$0.30	$0.32	$0.38	$0.40

Diluted earnings per share:
Net income	$0.30	$0.32	$0.38	$0.39

(1)
The amounts presented for the first and second quarters of 2010 are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the previously reported amounts in Form 10-Q.

	March 31,	June 30,
	2010	2010

Total revenue previously reported	$414,947	$419,382
Discontinued operations	(9,165)	(9,483)

Revised total revenue	$405,782	$409,899

Operating income previously reported	$73,716	$76,643
Discontinued operations	(1,185)	1,606

Revised operating income	$72,531	$78,249

Income (loss) from discontinued operations, net of taxes	$—	$—
Additional discontinued operations subsequent to the respective reporting period	734	(991)

Revised income (loss) from discontinued operations, net of taxes	$734	$(991)

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue (2)	$393,773	$402,195	$415,439	$417,486
Operating income (2)	73,392	73,155	76,947	83,868
Income from discontinued operations, net of taxes (2)	181	1,093	1,777	561
Net income	34,597	32,614	45,252	42,491

Basic earnings per share:
Net income	$0.29	$0.28	$0.39	$0.37

Diluted earnings per share:
Net income	$0.29	$0.28	$0.39	$0.36

(2)
The amounts presented for the first, second, and fourth quarters of 2009 are not equal to the same amounts previously reported in the respective reports on Form 10-Q and Form 10-K for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported:

	March 31,	June 30,	December 31,
	2009	2009	2009

Total revenue previously reported	$404,154	$412,693	$427,098
Discontinued operations	(10,381)	(10,498)	(9,612)

Revised total revenue	$393,773	$402,195	$417,486

Operating income previously reported	$74,942	$74,922	$84,750
Discontinued operations	(1,550)	(1,767)	(882)

Revised operating income	$73,392	$73,155	$83,868

Loss from discontinued operations, net of taxes	$(789)	$—	$—
Additional discontinued operations subsequent to the respective reporting period	970	1,093	561

Revised income from discontinued operations, net of taxes	$181	$1,093	$561

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA
Date: February 25, 2011	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger Damon T. Hininger, President and Chief Executive Officer	February 25, 2011
(Principal Executive Officer)

/s/ Todd J Mullenger Todd J Mullenger, Executive Vice President and Chief Financial Officer	February 25, 2011
(Principal Financial and Accounting Officer)

/s/ John D. Ferguson John D. Ferguson, Chairman of the Board of Directors	February 25, 2011

/s/ William F. Andrews William F. Andrews, Director	February 25, 2011

/s/ Donna M. Alvarado Donna M. Alvarado, Director	February 25, 2011

/s/ John D. Correnti John D. Correnti, Director	February 13, 2011

/s/ Dennis W. DeConcini Dennis W. DeConcini, Director	February 25, 2011

/s/ John R. Horne John R. Horne, Director	February 25, 2011

/s/ C. Michael Jacobi C. Michael Jacobi, Director	February 25, 2011

/s/ Thurgood Marshall, Jr. Thurgood Marshall, Jr., Director	February 25, 2011

/s/ Charles L. Overby Charles L. Overby, Director	February 14, 2011

/s/ John R. Prann, Jr. John R. Prann, Jr., Director	February 25, 2011

/s/ Joseph V. Russell Joseph V. Russell, Director	February 25, 2011

/s/ Henri L. Wedell Henri L. Wedell, Director	February 25, 2011

INDEX OF EXHIBITS
Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Charter of the Company (restated for Commission filing purposes only) (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2008 and incorporated herein by this reference).

3.2	Fifth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibit 3.1 hereto), and Article II of the Fifth Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4 % Senior Notes due 2013 with form of note attached (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 24, 2005 and incorporated herein by this reference).

4.4	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

4.5	First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.75% Senior Notes due 2014, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.6	First Supplement, dated as of May 14, 2009, to the First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.7	First Supplemental Indenture, dated as of May 14, 2009, to the Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4% Senior Notes due 2013 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.8	Second Supplemental Indenture, dated as of June 3, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7 3/4 % Senior Notes due 2017, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of December 21, 2007, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 21, 2007 and incorporated herein by this reference).

10.2	Amendment No. 1 to Credit Agreement, dated as of May 19, 2009, by and among the Company, Bank of America, N.A., as administrative agent, and each of the lenders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.3	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.4	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.5	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.6	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.7	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.8	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.9	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.10	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.11	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.12	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.13	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.14	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.15	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.16	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.17	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.18	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.19	Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.20	First Amendment to Second Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.21	Second Amendment to Second Amended and Restated Employment Agreement, dated as of December 11, 2008, with John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 12, 2008 and incorporated herein by this reference).

10.22	First Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and Todd J Mullenger (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.23	Second Amended and Restated Employment Agreement, dated as of August 15, 2007, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.24	First Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and Damon T. Hininger (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.25	First Amendment to First Amended and Restated Employment Agreement, dated as of October 15, 2009, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

Exhibit Number		Description of Exhibits

10.26		First Amended and Restated Employment Agreement, dated as of August 21, 2008, by and between the Company and Anthony L. Grande (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2008 and incorporated herein by this reference).

10.27		Employment Agreement, dated as of September 9, 2009, with Brian D. Collins (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 10, 2009 and incorporated herein by this reference).

10.28		Employment Agreement, dated as of April 20, 2010, with Steven E. Groom (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 21, 2010 and incorporated herein by this reference).

10.29	*	Form of Amendment of Employment Agreements for executive officers.

10.30		Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.31		Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.32		Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.33		Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.34		Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

Exhibit Number		Description of Exhibits

10.35		Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.36		Stock Option Cancellation Agreement, dated August 12, 2010, with John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2010 and incorporated herein by this reference).

10.37	*	Summary of Director and Executive Officer Compensation.

21	*	Subsidiaries of the Company.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.